Form 10-Q
period 1995-08-31
OAKHURST CO INC
filed 1995-10-16
CIK 874238

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  August 31, 1995

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              25-1655321
---------------------------                            -------------------------
  (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification No.)

                   1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                     75050
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (214) 660-4499
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                             OAKHURST CAPITAL, INC.
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No   X
                                                -----     -----

         As of October 1, 1995, 3,195,235 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Balance sheets at August 31, 1995 (unaudited)
  and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4


Statements of operations for the three months ended August 31, 1995
  and the thirteen weeks ended August 27, 1994 (unaudited)  . . . . . . . . . . . .           5


Statements of operations for the six months ended August 31, 1995
  and the twenty-six weeks ended August 27, 1994 (unaudited)  . . . . . . . . . . .           6


Statement of stockholders' equity for the six months
 ended August 31, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .           7


Statements of cash flows for the six months ended August 31, 1995
  and the twenty-six weeks ended August 27, 1994 (unaudited)  . . . . . . . . . . .           8


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . . . . . . .           9

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)

                            ASSETS                             August 31,        February 28,
                                                                 1995               1995
                                                             ------------       ------------
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents..............................    $        302       $        314
  Trade accounts receivable, less allowance of $487 and
    $282, respectively...................................           5,231              5,760
  Commissions receivable.................................             224                226
  Other receivables......................................             209                498
  Inventories............................................           9,423             10,400
  Deferred tax asset.....................................               -                620
  Other..................................................             500                280
                                                             ------------       ------------
            Total current assets.........................          15,889             18,098
                                                             ------------       ------------
Property and equipment, at cost..........................           3,034              2,993
  Less accumulated depreciation..........................            (876)              (921)
                                                             ------------       ------------
                                                                    2,158              2,072
                                                             ------------       ------------
Deferred tax asset.......................................           6,086              5,466
Excess of cost over net assets acquired, net.............           7,401              7,399
Other assets.............................................             268                266
                                                             ------------       ------------
                                                                   13,755             13,131
                                                             ------------       ------------

                                                             $     31,802       $     33,301
                                                             ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of revolving credit agreement.......    $      2,800       $          -
  Note payable, related party............................             287                532
  Accounts payable.......................................           6,843              8,066
  Accrued compensation...................................             475                757
  Income taxes payable...................................               -                109
  Current maturities of long-term obligations............             656                617
  Current maturities of long-term obligations, related
    parties..............................................             740                800
  Net obligation of discontinued business segment-
    current portion......................................             536                505
  Other..................................................             584                468
                                                             ------------       ------------
            Total current liabilities....................          12,921             11,854
                                                             ------------       ------------
Long-term obligations:
  Net obligation of discontinued business segment........             681                985
  Long-term debt.........................................           1,391              3,237
  Long-term debt, related parties........................           1,960              1,800
  Convertible debt, related parties......................             532                517
  Other long-term obligations............................             111                 73
                                                             ------------       ------------
                                                                    4,675              6,612
                                                             ------------       ------------

Commitments and contingencies............................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000
    shares, none issued..................................               -                  -
  Common stock, par value $0.01 per share; authorized
     14,000,000 shares; issued 3,195,235 and 3,189,326
     shares, respectively................................              32                 32
  Additional paid-in capital.............................          46,515             46,480
  Deficit (Reorganized on August 26, 1989)...............         (32,340)           (31,676)
  Treasury stock, at cost, 207 common shares.............              (1)                (1)
                                                             ------------       ------------
            Total stockholders' equity...................          14,206             14,835
                                                             ------------       ------------

                                                             $     31,802       $     33,301
                                                             ============       ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)
                                 (Unaudited)




                                                   Three Months      Thirteen Weeks
                                                       Ended              Ended
                                                    August 31,         August 27,
                                                       1995               1994
                                                   ------------      --------------
Sales.........................................     $     13,517       $      9,891
Other income..................................              151                217
                                                   ------------       ------------
                                                         13,668             10,108
                                                   ------------       ------------
Cost of goods sold, including occupancy and
  buying expenses.............................           10,690              7,424
Operating, selling and administrative
  expenses....................................            2,945              1,991
Provision for doubtful accounts...............              205                  -
Amortization of excess of costs over net asset
  acquired....................................              125                 35
Interest expense..............................              182                 54
                                                   ------------       ------------
                                                         14,147              9,504
                                                   ------------       ------------
Income (loss) from continuing operations
  before income taxes.........................             (479)               604
Income taxes (benefit)........................              (30)               201
                                                   ------------       ------------
Income (loss) from continuing operations......             (449)               403
Income from discontinued operations (net of
  $34 income tax expense).....................                -                 66
                                                   ------------       ------------
Net income (loss) ............................     $       (449)      $        469
                                                   ============       ============

Per share amounts:
  Income (loss) from continuing operations....     $      (0.14)      $       0.13
  Income from discontinued operations.........                -               0.02
                                                   ------------       ------------
  Net income (loss) ..........................     $      (0.14)      $       0.15
                                                   ============       ============

Weighted average number of common shares
  outstanding used in computing per share
  amounts.....................................        3,195,235          3,034,650
                                                   ============       ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)
                                 (Unaudited)

                                                         Six Months     Twenty-six Weeks
                                                            Ended            Ended
                                                         August 31,       August 27,
                                                            1995             1994
                                                        ------------    ----------------
Sales..............................................     $     26,542      $     19,760
Other income.......................................              197               228
                                                        ------------      ------------
                                                              26,739            19,988
                                                        ------------      ------------
Cost of goods sold, including occupancy and
  buying expenses..................................           20,828            14,876
Operating, selling and administrative expenses.....            5,660             3,883
Provision for doubtful accounts....................              267                 -
Amortization of excess of costs over net assets
  acquired.........................................              262                50
Interest expense...................................              377                85
                                                        ------------      ------------
                                                              27,394            18,894
                                                        ------------      ------------
Income (loss) from continuing operations
  before income taxes..............................             (655)            1,094
Income taxes.......................................                9               397
                                                        ------------      ------------
Income (loss) from continuing operations...........             (664)              697
Income from discontinued operations (net of
  $34 income tax expense)..........................                -                66
                                                        ------------      ------------
Net income (loss)..................................     $       (664)     $        763
                                                        ============      ============

Per share amounts:
  Income (loss) from continuing operations.........     $      (0.21)     $       0.24
  Income from discontinued operations..............                -              0.02
                                                        ------------      ------------
  Net income (loss)................................     $      (0.21)     $       0.26
                                                        ============      ============


Weighted average number of common shares
  outstanding used in computing per share amounts..        3,192,832         2,949,777
                                                        ============      ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1995
                             (Dollars in thousands)
                                  (Unaudited)



                                             Common Stock       Additional     Retained      Treasury Stock
                                         --------------------    Paid-in       Earnings     -----------------
                                          shares    par value    Capital      (Deficit)     shares       cost
                                         ---------  ---------   ----------    ---------     ------       ----
Balances, February 28, 1995..........    3,189,326     $32       $46,480      ($31,676)     207          ($1)



Net loss for the period..............                                             (664)





Employee stock awards................        5,909       *            19



Other................................                                 16



                                         ---------     ---       -------      --------      ---          ---
Balances, August 31, 1995............    3,195,235     $32       $46,515      ($32,340)     207          ($1)
                                         =========     ===       =======      ========      ===          ===

  * Rounds to less than $1,000



             The accompanying notes are an integral part of these
                      consolidated financial statements

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)
                                 (Unaudited)

                                                            Six Months  Twenty-six Weeks
                                                              Ended           Ended
                                                            August 31,     August 27,
                                                               1995           1994
                                                            ----------  ----------------
Cash flows from operating activities:
  Income (loss) from continuing operations..............    $    (664)     $     294
  Adjustments to reconcile income (loss) from continuing
      operations to net cash (used in) provided by
      operating activities:
       Depreciation and amortization....................          444             50
       Deferred tax expense.............................            -            152
       Loss on retirement of asset......................           10              -
       Employee stock award.............................           19              -
  Other changes in operating assets and liabilities:
       Accounts receivable..............................          529           (660)
       Inventories......................................          977            143
       Accounts payable.................................       (1,223)         1,692
       Commissions receivable...........................            2            (26)
       Other............................................         (177)           201
                                                            ---------      ---------
Net cash (used in) provided by operating activities of:
  Continuing operations.................................          (83)         1,846
  Discontinued operations...............................         (273)            26
                                                            ---------      ---------
Net cash (used in) provided by operating activities.....         (356)         1,872
                                                            ---------      ---------

Cash flows from investing activities:
  Additions to property and equipment...................         (216)           (47)
  Net change in the excess of cost over net assets
    acquired............................................         (151)             -
                                                            ---------      ---------
Net cash used in investing activities...................         (367)           (47)
                                                            ---------      ---------

Cash flows from financing activities:
  Net borrowings under revolving credit agreement.......        1,275              -
  Repayment of note payable.............................         (258)             -
  Principal payments on long-term obligations...........         (306)           (14)
                                                            ---------      ---------
Net cash provided by (used in) financing activities.....          711            (14)
                                                            ---------      ---------

Net (decrease) increase in cash and cash equivalents....          (12)         1,811
Cash and cash equivalents at beginning of period........          314          1,071
                                                            ---------      ---------
Cash and cash equivalents at end of period..............    $     302      $   2,882
                                                            =========      =========


    Supplemental schedule of non-cash investing and financing activities:

      Capital lease obligations of $62 were incurred when the Company entered into three leases for new computer and warehouse equipment.

      Additional long-term debt of $100 was issued with a reduction of $13 to a current note payable upon finalization of an acquisition in the prior year.



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        SIX MONTHS ENDED AUGUST 31, 1995
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or "the Company") (formerly Oakhurst Capital, Inc.) was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying financial statements reflect this control and include the accounts of SCPI.

         Oakhurst acquired all of the outstanding capital stock of H&H Distributors d/b/a Harry Survis, ("H&H") in January 1994; accordingly, the accompanying financial statements include the accounts of H&H.

         Oakhurst acquired all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma") in August 1994 and October 1994, respectively; accordingly, the accompanying consolidated financial statements include the accounts of these subsidiaries for the respective periods of ownership.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal, recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 1995 ("fiscal 1995") as filed in the Company's Annual Report on Form 10-K.

2.  LONG-TERM DEBT AND LINE OF CREDIT

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, which is calculated according to the level of Oakhurst's subsidiaries' accounts receivable.

         In August 1994, SCPI obtained a term loan in the amount of $2,560,000 (the "Term Loan"), in connection with Oakhurst's acquisition of Dowling's. The Term Loan is secured by a mortgage on SCPI's real estate, is guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan is repayable over 48 months through August 1998 and bears interest at a fixed rate of 9.25%.

         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. Following Oakhurst's acquisition of Puma in the latter part of fiscal 1995, SCPI and Oakhurst negotiated amendments to the Credit Agreement with the Bank; such amendments were finalized subsequent to August 31, 1995 and provide for an increase in the line to $4 million, the elimination of most of the financial covenants, and an increase in the interest rate from prime plus 1% to prime plus 1.5%. The amended Credit Agreement will be secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries.

3.  ARBITRATION

         On July 26, 1995 the Company initiated an arbitration proceeding with the American Arbitration Association in connection with the August 1994 acquisition by the Company of Dowling's. The Company is seeking rescission of the acquisition, or in the alternative, damages and indemnification in excess of $1.6 million. The proceeding is based, among other things, on the Company's belief that the seller breached certain provisions of the purchase and sale agreement covering the acquisition by furnishing to the Company financial information that was materially inaccurate. If the Company is successful in obtaining a rescission of the purchase, the Company would receive back the portion of the purchase price paid and other consideration given at the closing, and would be relieved of the obligation to pay the balance of the purchase price (approximately $1 million) over the three-year period following the closing. In the event of a rescission of the acquisition, the Company believes that in the near term it might earn less as a result of the repayment of the debt that was incurred to make the acquisition and the investment of any cash re-paid that is in excess of that debt than it might otherwise have earned from the continued ownership of the Dowling's business.

         Pending resolution of the arbitration, Oakhurst has exercised its right of set-off, as defined in the Dowling's purchase agreement, against a principal payment due of $350,000 on a related-party note payable issued in connection with the Dowling's acquisition.

4.  SUBSEQUENT EVENTS

         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, on October 6, 1995 it announced that it is again considering filing for bankruptcy protection. Pending a further announcement by Jamesway, SCPI suspended shipments to this customer in October 1995, and Oakhurst's consolidated second quarter results included a provision of $150,000 in relation to the balances due from Jamesway.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's analysis of the significant factors that have influenced the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's corporate structure permits Oakhurst Company, Inc. ("Oakhurst" or "the Company") (formerly Oakhurst Capital, Inc.) to file a consolidated tax return so that both Oakhurst and Steel City Products, Inc. ("SCPI") may utilize the tax benefits (including approximately $148 million of net operating loss carryforwards at December 31, 1994) attributable to SCPI. SCPI is to concentrate on its historical line of business, while future growth and expansion opportunities are to be pursued by Oakhurst or its other subsidiaries. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst will retain substantially all the value of SCPI, and will receive substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI is designed to facilitate the preservation and utilization of the tax benefits.

         In fiscal 1995, following Oakhurst's adoption of a program of diversification and expansion, it acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a New York-headquartered distributor of automotive radiators and related products, and of Puma Products, Inc. ("Puma"), a Texas-based distributor of after- market products to the light truck and van conversion industry. In connection with these acquisitions, Oakhurst paid approximately $5.2 million in cash, and issued stock, convertible debt, and notes and earn-outs payable of approximately $5 million in the aggregate.

         The notes payable outstanding include a two-year Dowling's note payable of $700,000 that bears interest at prime and is due in two annual installments beginning in August 1995, a two-year Puma note payable of $600,000 that bears interest at prime plus 1% and is due in two annual installments beginning in October 1995 and a short-term Puma note payable with a current balance of approximately $287,000 that bears interest at prime plus 1% and is due in monthly installments of $100,000 through November 1995. Oakhurst has exercised its right of set-off, as defined in the Dowling's purchase agreement, against the first principal payment of $350,000 on the Dowling's note that was due in August 1995, pending resolution of an arbitration proceeding (see "Liquidity and Capital Resources - Significant Events - Arbitration").

         The earn-out payments are due beginning in fiscal 1996, over two to three years for Dowling's and over three to five years for Puma, and are currently estimated at approximately $1.4 million, the current portion of which is estimated at $90,000.

         The convertible debt of $500,000 was issued to certain executives of Dowling's, accrues interest at 6% and is convertible at the executives' option into 120,346 shares of Oakhurst common stock on August 1, 1997.

         These acquisitions, together with the acquisition of H&H Distributors, d/b/a Harry Survis Auto Center ("H&H") that was completed in fiscal 1994, were designed to enlarge Oakhurst's profit potential without over-leveraging the Company or diluting the equity position of its shareholders. H&H, Dowling's and Puma have been historically profitable and, despite a loss by Dowling's in the first half of the current year (see "Results of Operations - Significant Trends" below) are expected to continue to be so in the future. Although the acquisitions resulted in a significant use of available cash and in the issuance of long-term and short-term debt, the earnings potential of these new subsidiaries is expected to enhance Oakhurst's liquidity and financial position in the future.

         Further acquisitions may be limited by the Company's available cash, by its borrowing ability and by limitations on the amount of stock which the Company may issue without jeopardizing the tax loss benefits.

         In August 1994, SCPI closed on a new term loan that was issued in connection with Oakhurst's acquisition of Dowling's, in the amount of $2,560,000 (the "Term Loan"), that is secured by a mortgage on SCPI's real estate, guaranteed by Oakhurst and its subsidiaries, and supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan is repayable over 48 months through August 1998 and bears interest at a fixed rate of 9.25%.

         The Term Loan and the Oakhurst revolving credit agreement (the "Credit Agreement") (see below) are cross- collateralized, and contain various financial covenants. Subsequent to August 31, 1995, SCPI and Oakhurst negotiated amendments to the Credit Agreement with the Bank (see "Liquidity and Capital Resources - Line of Credit").

LINE OF CREDIT

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that provided for maximum borrowings of $3 million and carried an interest rate of prime plus 1%. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, which is calculated according to the level of Oakhurst's subsidiaries' accounts receivable. At current and expected levels of accounts receivable, any such limitation is not expected to reduce the borrowing base below the maximum. The Credit Agreement permits Oakhurst to make advances from time to time to each of its subsidiaries.

         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. Because of the Puma acquisition that was completed in the latter part of fiscal 1995, SCPI and Oakhurst negotiated amendments to the Credit Agreement with the Bank; such amendments were finalized subsequent to August 31, 1995 and provide for an increase in the line from $3 million to $4 million, the elimination of most of the financial covenants, and an increase in the interest rate from prime plus 1% to prime plus 1.5%. The Credit Agreement, as amended, will be secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries, including SCPI.

         Each of Oakhurst's subsidiaries encounters periodic fluctuations in its working capital requirements, resulting principally from the need to increase inventory to anticipate seasonal changes in demand, and also from changes in the levels of accounts receivable and accounts payable. Management believes that the Credit Agreement is adequate for the seasonal needs of its businesses and will help facilitate the growth of those businesses.

          At August 31, 1995, the amount outstanding under the Credit Agreement was $2,800,000.

SIGNIFICANT EVENTS

Arbitration

         On July 26, 1995 the Company initiated an arbitration proceeding with the American Arbitration Association in connection with the August 1994 acquisition by the Company of Dowling's. The Company is seeking rescission of the acquisition, or in the alternative, damages and indemnification in excess of $1.6 million. The proceeding is based, among other things, on the Company's belief that the seller breached certain provisions of the purchase and sale agreement covering the acquisition by furnishing to the Company financial information that was materially inaccurate. If the Company is successful in obtaining a rescission of the purchase, the Company would receive back the portion of the purchase price paid and other consideration given at the closing, and would be relieved of the obligation to pay the balance of the purchase price (approximately $1 million) over the three-year period following the closing. In the event of a rescission of the acquisition, the Company believes that in the near term it might earn less as a result of the repayment of the debt that was incurred to make the acquisition and the investment of any cash re-paid that is in excess of that debt than it might otherwise have earned from the continued ownership of the Dowling's business.

Major Customers

         During the second quarter of the current fiscal year, management curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of SCPI's largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, on October 6, 1995 it announced that it is again considering filing for bankruptcy protection. Pending a further announcement by Jamesway, SCPI suspended shipments to this customer in October 1995, and included a provision of $150,000 in its second quarter results, in relation to the balance due from Jamesway. The non-collection of this receivable will not have a significant immediate effect on SCPI's working capital, but if, as expected, Jamesway closes all its stores, SCPI would suffer a significant reduction in its sales levels until replacement business could be developed. In the seven-month period of March through September 1995, SCPI's sales to Jamesway were about $4 million. Although SCPI recently added two new large customers (NHD and Ames), the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway business.

         In expectation of the loss of Jamesway's business, in October 1995 SCPI took steps to reduce its inventory levels and to eliminate certain operating costs and overheads.

THE CREDITOR NOTES

         The creditor notes that were issued by SCPI in connection with the Retail Acquisition Corp. bankruptcy, (the "Creditor Notes") are payable in six equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and 1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet the prepayment threshold in fiscal 1995. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.


TAX LOSS CARRYFORWARDS

         At December 31, 1994, SCPI had net operating loss carryforwards (the "Tax Benefits") of approximately $148 million, which expire in the years 2001 through 2005. A change in control of SCPI or Oakhurst exceeding 50% in any consecutive three-year testing period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of SCPI and any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes. In these circumstances, Oakhurst would be required to record a significant reduction in the book value of its deferred tax asset.

         The operations of SCPI, while historically profitable, have not enabled SCPI to take full advantage of the Tax Benefits. Managements of SCPI and Oakhurst have been actively exploring growth and acquisition opportunities in order to increase its profit base and during fiscal 1994 and 1995, Oakhurst made three such acquisitions. Pursuant to a tax sharing agreement with SCPI, Oakhurst will pay SCPI 20% of any tax savings realized as a result of the use by Oakhurst of SCPI's tax loss carryforwards.

RESULTS OF OPERATIONS

         Operations in fiscal 1996 include the results of SCPI, H&H, Dowling's, Puma, and the administrative costs of Oakhurst; operations in fiscal 1995 include SCPI and H&H, together with the results of Dowling's for the one-month period of ownership, and the administrative costs of Oakhurst. In the current year three-month and six-month periods, there were one and two fewer days than in the prior year periods, respectively; the effect of this on results of operations was not material.

SIGNIFICANT TRENDS

SCPI Subsidiary

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive ressures facing regional mass merchandisers and the growing influence of automotive specialty chains. These have led to fluctuations in the level of business that Steel City Products enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In July 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of these customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers throughout this period, but in October 1995, Jamesway announced that it is again considering filing for bankruptcy protection. If, as expected, Jamesway closes all its stores, SCPI will suffer a significant reduction in its sales levels until replacement business can be developed. In the seven-month period of March through September 1995, SCPI's sales to Jamesway were about $4 million.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In the current year, SCPI has begun offering "hard parts" such as brake rotors. During the second quarter of fiscal 1996, SCPI added two new large customers (NHD and Ames), but the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway business.

Dowling's Subsidiary

         During the first half of the current year, Dowling's was faced with intense competitive pressures in one of its markets. Management's efforts to overcome this competition succeeded in returning sales levels in the second quarter to within 7% of prior year levels that Dowling's had achieved before its acquisition by Oakhurst, and sales for August and September exceeded prior year levels. This situation also placed pressure on Dowling's gross margins through the first half, but management expects an improvement in gross margins in the second half, although it does not expect that Dowling's will realize its full profit potential in fiscal 1996 as a result of the first half situation.

Puma Subsidiary

         Beginning in the first quarter of fiscal 1996, the strong retail demand for light trucks and sport utility vehicles had an adverse impact on sales by Puma, because vehicle manufacturers sought to satisfy dealer demand at the expense of converters, which represent an important segment of Puma's customers. During the second quarter, Puma's sales continued at slightly lower levels than in the prior year. In reaction to this situation, and in furtherance of Oakhurst's plans to develop the long-term potential of Puma, management opened a second facility (in Elkhart, Indiana, center of the vehicle conversion industry) during the second quarter of fiscal 1996, continued to strengthen its management team, especially its sales department, and has enlarged its product offering and introduced an extensive catalog. However, it is too soon to say when Puma's sales trends will return to their historical growth patterns, and management expects that Puma's profits in fiscal 1996 will be significantly lower than its long-term potential.

THREE MONTHS ENDED AUGUST 31, 1995 COMPARED WITH THIRTEEN WEEKS ENDED AUGUST 27, 1994

         Compared with the prior year, sales increased by $3.6 million, or
36.7%.   Increased sales of $4.1 million resulted from the acquisitions by
Oakhurst during fiscal 1995 of Dowling's ($2.3 million) and of Puma ($1.8 million). Sales by existing businesses decreased by $440,000.

         Sales attributable to SCPI decreased by about $250,000. There were decreases in sales aggregating $1.8 million; $1.5 million of the decrease resulted from lower sales to customers that are facing increasing competitive pressures, have downsized or eliminated their automotive departments, or have filed bankruptcy, and $350,000 of the sales decrease was attributable to two customers that have changed their source of supply. These decreases were largely offset by increases in sales of $1.6 million, of which new customers added since the prior year accounted for $1 million. Sales to Jamesway represented an increase of $220,000 over the prior year second quarter, but sales to this customer were suspended in October 1995.

         Notwithstanding the opening of a second location in September 1994, sales attributable to H&H decreased by about $190,000. About one-half of the decrease is attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business as a result of aggressive competition combined with a slightly reduced commission structure related to
cellular activations.   The balance of the reduction results from lower sales
of car accessories.

         Consolidated gross profits were $2.8 million (20.9% of sales), compared with $2.5 million (25% of sales) last year. The increase in gross profits resulted from the acquisitions, partially offset by gross profit reductions from the existing business as a result of the decrease in sales, combined with a slightly lower gross margin earned by SCPI and H&H of approximately 1% and 0.5%, respectively. The reduction in consolidated gross margin percentage is attributable primarily to Dowling's; its margins were lower than those it achieved in the prior year due to aggressive competition. Additionally, both Dowling's and Puma's gross margins were lower than those earned by the Company's existing businesses in the prior year second quarter.

         Operating, selling and administrative expenses increased by $954,000. Approximately $735,000 is attributable to the two businesses acquired since the first quarter last year; the remaining increase primarily reflects corporate overheads necessitated by the larger company, together with higher selling costs attributable to SCPI.

         There was an increase in the provision for doubtful accounts of $205,000 when compared with the prior year second quarter. The increase was primarily related to the announcement in October 1995 by Jamesway (a large SCPI customer) that it may file for bankruptcy protection.

         Compared with the second quarter of the prior year, amortization of the excess of costs over net assets acquired ("goodwill") increased by $90,000, as a result of the acquisitions of Dowling's and Puma.

         Interest expense increased by $128,000 principally as a result of the debt incurred in connection with the acquisitions and higher working capital borrowings.

         In summary, there was a loss before taxes of $479,000 in the second quarter this year, compared with income before taxes of $604,000 in the prior year. Operating profits contributed by SCPI and H&H were $605,000 lower than last year, due to the effect of reduced sales together with the large addition by SCPI to its provision for doubtful accounts. Dowling's operating profit was lower by $130,000 than in the prior year second quarter. Accordingly, despite an additional Puma profit contribution, the results of the newly-acquired companies were not sufficient to offset the increases in goodwill, interest and overhead expenses which resulted from the acquisitions, combined with the significant reduction in profit contribution by existing businesses.

SIX MONTHS ENDED AUGUST 31, 1995 COMPARED WITH TWENTY-SIX WEEKS ENDED AUGUST 27, 1994

         Compared with the prior year, sales increased by $6.8 million, or
34.3%.   Increased sales of about $8 million resulted from the acquisitions by
Oakhurst during fiscal 1995 of Dowling's ($4.4 million) and of Puma ($3.6 million); sales by existing businesses decreased by $1.2 million.

         Sales attributable to SCPI decreased by about $900,000. Sales increases aggregating $2.1 resulted primarily from the addition of several new customers, together with higher sales to several customers (including Jamesway, but sales to this customer, which represented 12.6% of consolidated sales in the first half of the current year, were suspended in October 1995). These sales increases were offset by decreases of $3 million, with over half of the reduction attributed to SCPI's small customer base and to reduced sales in the Northeast market, resulting from intense competitive pressures being faced by those customers, along with reduced sales of spring product lines due a rainy
spring season in the Northeast.   The remainder of the decrease resulted from
lower sales to customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Sales attributable to H&H decreased by about $380,000, despite the opening of a second location in September 1994. Approximately $215,000 of the decrease is attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business as a result of aggressive competition in the current year, combined with a slightly reduced commission structure related to cellular activations. The balance of the reduction is largely due to lower sales of car accessories.

         Consolidated gross profits were $5.7 million (21.5% of sales), compared with $4.9 million (24.7% of sales) last year. The increase in gross profits resulted from the acquisitions. The reduction in gross margin percentage is principally attributable to Dowling's, which was affected by increased competition this year, so that its gross margins were lower than those rates earned by the Company in the prior year.

         Excluding the two acquisitions, gross profits on existing businesses decreased by about $472,000, due to lower sales combined with a slight decrease in gross margins.

         Operating, selling and administrative expenses increased by $1.8 million. Approximately $1.5 million is attributable to the two businesses acquired in the prior year; the balance of the increase primarily reflects corporate overheads necessitated by the larger company.

         There was an increase in the provision for doubtful accounts of $267,000 when compared with the prior year, primarily attributable to SCPI; the provision was increased by $150,000 in connection with the balances due from Jamesway (one of SCPI's largest customers) at the end of the second quarter, and by $107,000 for the bankruptcies of three of SCPI's small customers that occurred during the current year.

         Amortization of the excess of costs over net assets acquired ("goodwill") increased by $212,000 compared with the prior year, as a result of the acquisitions of Dowling's and Puma.

         Interest expense increased by $292,000 principally as a result of the debt incurred in connection with the acquisitions and higher levels of working capital borrowings.

         In summary, there was a loss before taxes of $655,000 this year compared with income before taxes of $1.1 million in the prior year. Operating profits contributed by SCPI and H&H were about $975,000 lower than last year, due primarily to the effect of reduced sales together with the large addition by SCPI to its provision for doubtful accounts. Dowling's incurred a loss in the current year, due to increased competition, adding approximately $255,000 to the profit variance. Accordingly, despite a profit contribution by Puma, the results of the newly-acquired companies were not sufficient to offset the increases in goodwill, interest and in overhead expense which resulted from the acquisitions, combined with the significant reduction in profit contribution by existing businesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 26, 1995 the Company initiated an arbitration proceeding with the American Arbitration Association in connection with the August 1994 acquisition by the Company of Dowling's. The Company is seeking rescission of the acquisition, or in the alternative, damages and indemnification in excess of $1.6 million. The proceeding is based, among other things, on the Company's belief that the seller breached certain provisions of the purchase and sale agreement covering the acquisition by furnishing to the Company financial information that was materially inaccurate. If the Company is successful in obtaining a rescission of the purchase, the Company would receive back the portion of the purchase price paid and other consideration given at the closing, and would be relieved of the obligation to pay the balance of the purchase price (approximately $1 million) over the three-year period following the closing. In the event of a rescission of the acquisition, the Company believes that in the near term it might earn less as a result of the repayment of the debt that was incurred to make the acquisition and the investment of any cash re-paid that is in excess of that debt than it might otherwise have earned from the continued ownership of the Dowling's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 1995 the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

         The election of three Class III directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

                              Nominee                Votes For        Votes Withheld
                   ----------------------------      ---------        --------------
                   Maarten D. Hemsley                1,885,045             121,495
                   Joel S. Lever                     2,000,026               6,514
                   Anthony N. Puma                   2,006,042               6,498


         To consider the approval of an amendment to the Company's certificate of incorporation to change its name to "Oakhurst Company, Inc."

                                For               Against            Abstain
                                ---               -------            -------
                             1,996,175            5,088              5,277


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 3. Restated and Amended Certificate of Incorporation, filed on August 23, 1995

                 27.   Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OAKHURST COMPANY, INC.


Date:    October 13, 1995               By:  /s/   Maarten D. Hemsley
                                             ---------------------------------
                                             Maarten D. Hemsley
                                             Chief Executive Officer
                                             Chief Financial Officer

                                 Exhibit Index

         Exhibit
         Number                   Description

            3. Restated and Amended Certificate of Incorporation, filed on August 23, 1995

            27.  Financial Data Schedule