Form 10-Q/A
period 1995-08-31
OAKHURST CO INC
filed 1995-12-20
CIK 874238

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A


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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

         This Form 10-Q/A amends Item One of the Company's Form 10-Q for the quarterly period ended August 31, 1995 that was filed on October 16, 1995. The statement of cash flows in the original filing for the prior year comparative twenty-six week period ended August 27, 1994 presented incorrect numbers; this amendment corrects such prior year period.

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

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)
                                 (Unaudited)


                                                            Six Months  Twenty-six Weeks
                                                              Ended           Ended
                                                            August 31,     August 27,
                                                               1995           1994
                                                            ----------  ----------------
Cash flows from operating activities:
  Income (loss) from continuing operations..............    $    (664)     $     697
  Adjustments to reconcile income (loss) from continuing
      operations to net cash (used in) provided by
      operating activities:
       Depreciation and amortization....................          444            138
       Deferred tax expense.............................            -            362
       Loss on retirement of asset......................           10              -
       Employee stock award.............................           19              -
  Other changes in operating assets and liabilities:
       Accounts receivable..............................          529           (144)
       Inventories......................................          977            160
       Accounts payable.................................       (1,223)           188
       Other............................................         (175)           277
                                                            ---------      ---------
Net cash (used in) provided by operating activities of:
  Continuing operations.................................          (83)         1,678
  Discontinued operations...............................         (273)          (285)
                                                            ---------      ---------
Net cash (used in) provided by operating activities.....         (356)         1,393
                                                            ---------      ---------

Cash flows from investing activities:
  Additions to property and equipment...................         (216)          (294)
  Acquisition of subsidiary, net of cash acquired.......             -        (3,990)
  Net change in the excess of cost over net assets
    acquired............................................         (151)             -
                                                            ---------      ---------
Net cash used in investing activities...................         (367)        (4,284)
                                                            ---------      ---------

Cash flows from financing activities:
  Exercise of warrants...................................           -             64
  Proceeds from issuance of long-term debt...............           -          2,560
  Net borrowings under revolving credit agreement........       1,275            350
  Repayment of note payable..............................        (258)          (165)
  Repayment of distribution payable......................           -           (500)
  Principal payments on long-term obligations............        (306)           (75)
  Deferred financing costs...............................           -            (58)

                                                            ---------      ---------
Net cash provided by financing activities.....                    711          2,176
                                                            ---------      ---------

Net decrease in cash and cash equivalents....                     (12)          (715)
Cash and cash equivalents at beginning of period........          314          1,071
                                                            ---------      ---------
Cash and cash equivalents at end of period..............    $     302      $     356
                                                            =========      =========



    Supplemental schedule of non-cash investing and financing activities:

     Six months ended August 31, 1995:

      Capital lease obligations of $62 were incurred when the Company entered into three leases for new computer and warehouse equipment.

      Additional long-term debt of $100 was issued with a reduction of $13 to a current note payable upon finalization of an acquisition in the prior year.



    Twenty six weeks ended August 27, 1994:
      Convertible debt of $500, and a note and earn-out payable totaling $1.5 million were issued in connection with the acquisition of a subsidiary.




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


                                        OAKHURST COMPANY, INC.


Date:    December 15, 1995              By:  /s/   Maarten D. Hemsley
                                             ---------------------------------
                                             Maarten D. Hemsley
                                             Chief Executive Officer
                                             Chief Financial Officer