Form 10-Q/A
period 1995-08-31
OAKHURST CO INC
filed 1996-01-11
CIK 874238

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A2


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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE


This Form 10-Q/A2 amends Part One, Items 1 and 7; Part Two, Item 6; and the Company's accompanying financial data schedule of the Company's Form 10-Q for the quarterly period ended August 31, 1995 that was filed on October 16, 1995.



This Form 10-Q/A2 reflects an amendment of Oakhurst's bank financing which occurred on January 8, 1996.



Accordingly, this Form-10-Q/A2 contains a revised Balance Sheet at August 31, 1995, and a revised Financial Data Schedule, both of which reflect a reclassification of a long-term obligation to a current liability. This From 10Q/A2 also includes revised notes to the financial statements, and Management's Discussion and Analysis of Financial Condition, with changes to the Liquidity and Capital Resources section and to the Financing and Line of Credit Section.

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

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)


                            ASSETS                             August 31,        February 28,
                                                                 1995               1995
                                                             ------------       ------------
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents..............................    $        302       $        314
  Trade accounts receivable, less allowance of $487 and
    $282, respectively...................................           5,231              5,760
  Commissions receivable.................................             224                226
  Other receivables......................................             209                498
  Inventories............................................           9,423             10,400
  Deferred tax asset.....................................               -                620
  Other..................................................             500                280
                                                             ------------       ------------
            Total current assets.........................          15,889             18,098
                                                             ------------       ------------
Property and equipment, at cost..........................           3,034              2,993
  Less accumulated depreciation..........................            (876)              (921)
                                                             ------------       ------------
                                                                    2,158              2,072
                                                             ------------       ------------
Deferred tax asset.......................................           6,086              5,466
Excess of cost over net assets acquired, net.............           7,401              7,399
Other assets.............................................             268                266
                                                             ------------       ------------
                                                                   13,755             13,131
                                                             ------------       ------------

                                                             $     31,802       $     33,301
                                                             ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of revolving credit agreement.......    $      2,800       $          -
  Note payable, related party............................             287                532
  Term loan, current.....................................           1,962                585
  Accounts payable.......................................           6,843              8,066
  Accrued compensation...................................             475                757
  Income taxes payable...................................               -                109
  Current maturities of long-term obligations............              46                 32
  Current maturities of long-term obligations, related
    parties..............................................             740                800
  Net obligation of discontinued business segment-
    current portion......................................             536                505
  Other..................................................             584                468
                                                             ------------       ------------
            Total current liabilities....................          14,273             11,854
                                                             ------------       ------------
Long-term obligations:
  Net obligation of discontinued business segment........             681                985
  Long-term debt.........................................              39              3,237
  Long-term debt, related parties........................           1,960              1,800
  Convertible debt, related parties......................             532                517
  Other long-term obligations............................             111                 73
                                                             ------------       ------------
                                                                    3,323              6,612
                                                             ------------       ------------

Commitments and contingencies............................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000
    shares, none issued..................................               -                  -
  Common stock, par value $0.01 per share; authorized
     14,000,000 shares; issued 3,195,235 and 3,189,326
     shares, respectively................................              32                 32
  Additional paid-in capital.............................          46,515             46,480
  Deficit (Reorganized on August 26, 1989)...............         (32,340)           (31,676)
  Treasury stock, at cost, 207 common shares.............              (1)                (1)
                                                             ------------       ------------
            Total stockholders' equity...................          14,206             14,835
                                                             ------------       ------------

                                                             $     31,802       $     33,301
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


2.  PROVISION FOR DOUBTFUL ACCOUNTS



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



3.  LONG-TERM DEBT AND LINE OF CREDIT



         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, which is calculated according to the level of Oakhurst's subsidiaries' accounts receivable.



         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), in connection with Oakhurst's acquisition of Dowling's. The Term Loan is secured by a mortgage on SCPI's real estate, is guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provides for monthly repayments beginning in September 1994 and bears interest at a fixed rate of 9.25%.



         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. At the end of the current year second quarter, August 31, 1995, SCPI and Oakhurst were in the process of finalizing replacement convenants with the bank to reflect the Puma acquisition that was completed in the latter part of fiscal 1995, and received waivers in respect of those covenants as to which the companies were not in compliance at the end of the second quarter.

         The Credit Agreement was amended during the current year third quarter to provide for maximum borrowings of $4 million, subject to the borrowing base, and to eliminate all of the financial covenants, except for certain amended subsidiary and consolidated net worth convenants. The Term Loan was also amended to reflect such revised convenants. Borrowings under the amended Oakhurst Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries.



         At the end of the current year third quarter, November 30, 1995, Oakhurst did not meet the consolidated net worth convenant, as amended, and requested a modification of such convenant. The modification was granted by the bank on January 3, 1996, in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on the Oakhurst Credit Agreement and the Term Loan by 1% and 1.25%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.



In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing. Management expects that Oakhurst and SCPI will secure a commitment on and close such refinancing before February 29, 1996.



4.  ARBITRATION


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

TERM LOAN AND LINE OF CREDIT



         In August 1994, SCPI obtained a four year term loan that was issued in connection with Oakhurst's acquisition of Dowling's, in the amount of $2,560,000 (the "Term Loan"), that is secured by a mortgage on SCPI's real estate, guaranteed by Oakhurst and its subsidiaries, and supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provides for monthly repayments beginning in September 1994 and bears interest at a fixed rate of 9.25%.






         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, provided for maximum borrowings of $3 million and carried an interest rate of prime plus 1%. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, which is calculated according to the level of Oakhurst's subsidiaries' accounts receivable. At current and expected levels of accounts receivable, any such limitation is not expected to reduce the borrowing base below the maximum. The Credit Agreement permits Oakhurst to make advances from time to time to each of its subsidiaries. At August 31, 1995, the amount outstanding under the Credit Agreement was $2,800,000.






         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. At the end of the second quarter, August 31, 1995, SCPI and Oakhurst were in the process of finalizing replacement covenants with the bank, to reflect the Puma acquisition that was completed in the latter part of fiscal 1995, and received waivers in respect of those covenants as to which the companies were not in compliance at the end of the second quarter.



         The Credit Agreement was amended during the third quarter of the current fiscal year to provide for maximum borrowings of $4 million, subject to the borrowing base, and to eliminate of all of the financial covenants except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the amended Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries.



         At the end of the third quarter of the current fiscal year, November 30, 1995, Oakhurst did not meet the consolidated net worth covenant, as amended, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996 in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on borrowings under the Credit Agreement and the Term Loan by 1% and 1.25%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.



         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing.



         Each of Oakhurst's subsidiaries encounters periodic fluctuations in its working capital requirements, resulting principally from the need to increase inventory to anticipate seasonal changes in demand, and also from changes in the levels of accounts receivable and accounts payable. Management believes that the Credit Agreement is currently adequate for the seasonal needs of its businesses and that Oakhurst and SCPI will secure a letter of commitment on and close the proposed refinancing before February 29, 1996 to replace the existing bank financing.






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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits


                 3. Restated and Amended Certificate of Incorporation, filed on August 23, 1995 (filed as an exhibit to Form 10Q for the period ended August 31, 1995).


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


                                        OAKHURST COMPANY, INC.



Date:    January 10, 1996               By:  /s/   Mark Auerbach
                                             ---------------------------------
                                             Mark Auerbach
                                             Chief Executive Officer
                                             Chief Financial Officer

                                 Exhibit Index

         Exhibit
         Number                   Description



            27.  Financial Data Schedule