Form 10-Q
period 1995-11-30
OAKHURST CO INC
filed 1996-01-19
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  November 30, 1995
                               -------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                     25-1655321
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


                   1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                     75050
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         As of January 1, 1996, 3,195,235 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Consolidated Balance Sheets at November 30, 1995 (unaudited)
  and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  3


Consolidated Statements of Operations for the three months ended
  November 30, 1995 and the thirteen weeks ended November 26, 1994
  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4


Consolidated Statements of Operations for the nine months ended
  November 30, 1995 and the thirty-nine weeks ended November 26, 1994
  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


Consolidated Statement of Stockholders' Equity for the nine months ended November 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . . .  6


Consolidated Statements of Cash Flows for the nine months ended
  November 30, 1995 and the thirty-nine weeks ended November 26, 1994
  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


Notes to consolidated financial statements (unaudited)  . . . . . . . . . .  8

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                  ASSETS                                      November 30, February 28,
                                                                  1995        1995
                                                              ------------ -----------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents................................  $      311   $       314
  Trade accounts receivable, less allowance of $477 and
     $282, respectively....................................       4,584         5,760
  Commissions receivable...................................         209           226
  Other receivables........................................         347           498
  Inventories..............................................       8,380        10,400
  Deferred tax asset.......................................           -           620
  Other....................................................         543           280
                                                             ----------   -----------
            Total current assets...........................      14,374        18,098
                                                             ----------   -----------
Property and equipment, at cost............................       3,121         2,993
  Less accumulated depreciation............................        (968)         (921)
                                                             ----------   -----------
                                                                  2,153         2,072
                                                             ----------   -----------
Deferred tax asset.........................................       4,086         5,466
Excess of cost over net assets acquired, net...............       7,135         7,399
Other assets...............................................         175           266
                                                             ----------   -----------
                                                                 11,396        13,131
                                                             ----------   -----------
                                                             $   27,923   $    33,301
                                                             ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of revolving credit agreement.........  $    2,500   $         -
  Term loan, current.......................................       1,814           585
  Note payable, related party..............................          90           532
  Accounts payable.........................................       5,986         8,066
  Accrued compensation.....................................         536           757
  Accrued interest.........................................         217            85
  Income taxes payable.....................................           -           109
  Current maturities of long-term obligations..............          56            32
  Current maturities of long-term obligations, related
     parties...............................................       1,360           800
  Net obligation of discontinued business segment-current
     portion...............................................         558           505
  Other....................................................         507           383
                                                             ----------   -----------
            Total current liabilities......................      13,624        11,854
                                                             ----------   -----------

Long-term obligations:
  Net obligation of discontinued business segment..........         637           985
  Long-term debt...........................................          83         3,237
  Long-term debt, related parties..........................       1,185         1,800
  Convertible debt, related parties........................         540           517
  Other long-term obligations..............................          61            73
                                                             ----------   -----------
                                                                  2,506         6,612
                                                             ----------   -----------
Commitments and contingencies..............................
Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000
     shares, none issued...................................           -             -
  Common stock, par value $0.01 per share; authorized
     14,000,000 shares; issued 3,195,235 and 3,189,326
     shares, respectively..................................          32            32
  Additional paid-in capital...............................      46,522        46,480
  Deficit (Reorganized on August 26, 1989).................     (34,760)      (31,676)
  Treasury stock, at cost, 207 common shares...............          (1)           (1)
                                                             ----------   -----------
            Total stockholders' equity.....................      11,793        14,835
                                                             ----------   -----------
                                                             $   27,923   $    33,301
                                                             ==========   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)
                                 (Unaudited)


                                                  Three Months     Thirteen Weeks
                                                      Ended            Ended
                                                  November 30,      November 26,
                                                      1995              1994
                                                  ------------     --------------
Sales..........................................   $     11,580       $    11,329
Other income...................................             59               246
                                                  ------------       -----------
                                                        11,639            11,575
                                                  ------------       -----------
Cost of goods sold, including occupancy and
  buying expenses..............................          9,100             8,383
Operating, selling and administrative expenses.          2,684             2,320
Provision for doubtful accounts................             21                 -
Amortization of excess of costs over net assets
   acquired....................................            119               110
Interest expense...............................            181               141
                                                  ------------       -----------
                                                        12,105            10,954
                                                  ------------       -----------
Income (loss) from continuing operations
  before income taxes..........................           (466)              621
Income taxes:
  Current tax (benefit) expense................            (46)               12
  Deferred tax expense.........................          2,000               248
                                                  ------------       -----------
Income (loss) from continuing operations.......         (2,420)              361
Income from discontinued operations (net of
  $12 income tax expense)......................              -                24
                                                  ------------       -----------

Net (loss) income .............................   $     (2,420)      $       385
                                                  ============       ===========

Per share amounts:
  Income (loss) from continuing operations.....   $      (0.76)      $      0.11
  Income from discontinued operations..........              -              0.01
                                                  ------------       -----------
  Net (loss) income ...........................   $      (0.76)      $      0.12
                                                  ============       ===========

Weighted average number of common shares
  outstanding used in computing per share
  amounts......................................      3,195,235         3,318,073
                                                  ============       ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollarr amounts in thousands, except per share data)
                                 (Unaudited)


                                                      Nine Months     Thirty-nine Weeks
                                                         Ended              Ended
                                                     November 30,       November 26,
                                                         1995               1994
                                                     ------------     ----------------
Sales............................................   $       38,122      $     31,089
Other income.....................................              256               474
                                                    --------------      ------------
                                                            38,378            31,563
                                                    --------------      ------------
Cost of goods sold, including occupancy and
  buying expenses................................           29,929            23,259
Operating, selling and administrative expenses...            8,336             6,203
Provision for doubtful accounts..................              288                 -
Amortization of excess of costs over net assets
   acquired......................................              379               160
Interest expense.................................              567               226
                                                    --------------      ------------
                                                            39,499            29,848
                                                    --------------      ------------
Income (loss) from continuing operations
  before income taxes............................           (1,121)            1,715
Income taxes:
  Current tax (benefit) expense..................              (37)               82
  Deferred tax expense...........................            2,000               575
                                                    --------------      ------------
Income (loss) from continuing operations.........           (3,084)            1,058
Income from discontinued operations (net of
  $46 income tax expense)........................                -                90
                                                    --------------      ------------
Net (loss) income................................   $       (3,084)     $      1,148
                                                    ==============      ============

Per share amounts:
  Income (loss) from continuing operations.......   $        (0.97)     $       0.34
  Income from discontinued operations............                -              0.03
                                                    --------------      ------------
  Net (loss) income..............................   $        (0.97)     $       0.37
                                                    ==============      ============

Weighted average number of common shares
  outstanding used in computing per share
  amounts........................................        3,193,633         3,064,085
                                                    ==============      ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED NOVEMBER 30, 1995
                            (Dollars in thousands)
                                 (Unaudited)

                                                   Common Stock          Additional      Retained           Treasury Stock
                                              ----------------------       Paid-in       Earnings        -------------------
                                                shares     par value       Capital       (Deficit)       shares        cost
                                              ---------    ---------     ----------      ---------       ------        -----
Balances, February 28, 1995..............     3,189,326       $32          $46,480       ($31,676)        207          ($1)

Net loss for the period..................                                                  (3,084)

Employee stock awards....................         5,909         *               19

Other....................................                                       23
                                              ---------       ---          -------       --------         ---          ---
Balances, November 30, 1995..............     3,195,235       $32          $46,522       ($34,760)        207          ($1)
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

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)
                                 (Unaudited)

                                                       Nine Months    Thirty-nine Weeks
                                                          Ended            Ended
                                                       November 30,     November 26,
                                                          1995              1994
                                                       ------------   ----------------
Cash flows from operating activities:
  Income (loss) from continuing operations...........  $   (3,084)       $     1,058
  Adjustments to reconcile income (loss) from
      continuing operations to net cash provided by
      operating activities:
       Depreciation and amortization.................         676                379
       Deferred tax expense..........................       2,000                592
       Loss on retirement of asset...................          28                  -
       Employee stock award..........................          19                  -
       Other.........................................          23                  -
  Other changes in operating assets and liabilities:
       Accounts receivable...........................       1,176                347
       Inventories...................................       2,020                  2
       Accounts payable..............................      (2,080)            (1,148)
       Other.........................................         (55)               231
                                                       ----------        -----------
Net cash provided (used) by operating activities of:
  Continuing operations..............................         723              1,461
  Discontinued operations............................        (295)              (116)
                                                       ----------        -----------
Net cash provided by operating activities............         428              1,345
                                                       ----------        -----------

Cash flows from investing activities:
  Additions to property and equipment................        (330)              (386)
  Acquisition of subsidiary, net of cash acquired....           -             (5,082)
  Net change in the excess of cost over net assets
     acquired........................................        (154)                 -
                                                       ----------        -----------
Net cash used in investing activities................        (484)            (5,468)
                                                       ----------        -----------

Cash flows from financing activities:
  Exercise of warrants...............................           -                331
  Proceeds from issuance of long-term debt...........           -              2,560
  Net borrowings under revolving credit agreement....         975              1,800
  Repayment of note payable..........................        (458)              (165)
  Payment of distribution payable....................           -               (500)
  Principal payments on long-term obligations and
     term loan.......................................        (464)              (205)
  Deferred financing costs...........................           -                (58)
                                                       ----------        -----------
Net cash provided by financing activities............          53              3,763
                                                       ----------        -----------

Net decrease in cash and cash equivalents............          (3)              (360)
Cash and cash equivalents at beginning of period.....         314              1,071
                                                       ----------        -----------
Cash and cash equivalents at end of period...........  $      311        $       711
                                                       ==========        ===========


Supplemental schedule of non-cash investing and financing activities:
  Nine months ended November 30, 1995:
   Capital lease obligations of $76 were incurred when the Company entered into three leases for new computer and warehouse equipment.

  Thirty-nine weeks ended November 26, 1994:
   Convertible debt of $500, notes and earn-outs payable totaling $3.6 million, and common stock of $1 million were issued in connection with the acquisition of subsidiaries.

             The accompanying notes are an integral part of these
                      consolidated financial statements

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      NINE MONTHS ENDED NOVEMBER 30, 1995
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or "the Company") was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying financial statements reflect this control and include the accounts of SCPI.

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

2.  PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of the current fiscal year, SCPI curtailed the level of credit allowed to Jamesway Corporation ("Jamesway"), one of its largest customers, after becoming aware that Jamesway was experiencing new financial difficulties. Although Jamesway had emerged from bankruptcy as recently as January 1995, in October 1995 it again filed for protection under the U.S. Bankruptcy Code. Accordingly, Oakhurst's consolidated results for the nine month period ending November 30, 1995 include a second quarter provision of $150,000 related to the balances due from Jamesway.


3.  DEFERRED TAX ASSET

         As of December 31, 1994, Oakhurst had, for tax reporting purposes, net operating tax loss carryforwards of approximately $146 million which expire in the years 2001 through 2005. Under SFAS 109, Oakhurst is required to recognize currently the estimated realizable value of the future benefit of its net operating tax loss carryforwards along with other tax benefits. At February 28, 1995, Oakhurst had a remaining deferred tax asset of approximately $50.3 million, less a valuation allowance of $44.2 million. The amount of the valuation allowance was determined by, among other things, management's estimate of Oakhurst's ability to utilize the net operating tax loss carryforwards prior to their expiration based on the then current market conditions and trends. Subsequent fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate.

         One of the Company's subsidiaries, SCPI, has begun to experience significant changes in its customer base. In October 1995, SCPI lost one of its largest customers to bankruptcy (see Note 2), and was informed by another of its largest customers that it had decided to change its source of supply, with such change expected to be phased in over the next several months. SCPI has not yet identified replacement customers sufficient to offset the lost business. In addition, the Company's other operating subsidiaries have encountered lower sales and profits in the current fiscal year than had been anticipated.

         Management is currently determining the impact of the lost business on SCPI's future levels of revenues, and is evaluating future customer and product opportunities to project whether, and if so when, SCPI may expect a return to its historical levels of sales. Management is also undertaking a strategic evaluation of SCPI's operations to determine how they may be restructured to reflect the current level of SCPI's sales. In addition, management is currently analyzing its other subsidiaries' businesses to better anticipate the future revenue and profit levels that are likely to be realized by such subsidiaries.

         While this analysis is expected to be completed during the fourth quarter of the current fiscal year, management's initial estimate of the current impact of these events on the deferred tax asset valuation allowance resulted in an increase of $2 million in such allowance with a corresponding charge to deferred tax expense in the third quarter of the current fiscal year. If future profit levels exceed current expectations, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aforementioned charge to deferred tax expense.

         As of November 30, 1995, Oakhurst is required to earn approximately $12 million of consolidated pre-tax income primarily through fiscal 2007 to realize the net recorded tax benefit, as adjusted.

4.  LONG-TERM DEBT AND LINE OF CREDIT

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, carried a floating interest rate of prime plus 1% and provided for maximum borrowings of $3 million. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, that is calculated according to the level of Oakhurst's subsidiaries' accounts receivable.

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

         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. The Credit Agreement was amended during the third quarter of the current fiscal year to reflect the Puma acquisition that occurred in the latter part of fiscal 1995. The amendment to the Credit Agreement provides for maximum borrowings of $4 million, subject to the borrowing base, and eliminated all of the financial covenants, except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the amended Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries.

         At November 30, 1995, Oakhurst did not meet the amended consolidated net worth covenant, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996, in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on the Term Loan and on borrowings under the Credit Agreement by 1.25% and 1%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.

         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent for financing from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing. Management expects that Oakhurst and SCPI will obtain a letter of commitment on and close such refinancing prior to February 29, 1996.

5.  ARBITRATION

         On July 26, 1995 the Company initiated an arbitration proceeding with the American Arbitration Association in connection with the August 1994 acquisition by the Company of Dowling's. The Company is seeking rescission of the acquisition, or in the alternative, damages and indemnification in excess of $1.6 million. The proceeding is based, among other things, on the Company's belief that the seller breached certain provisions of the purchase and sale agreement covering the acquisition by furnishing to the Company financial information that was materially inaccurate. The seller has denied the Company's allegation and is seeking payment of amounts due under the purchase and sale agreement. Arbitration hearings in the matter are scheduled to commence in early February 1996. If the Company is successful in obtaining a rescission of the purchase, the Company would receive back the portion of the purchase price paid and other consideration given at the closing, and would be relieved of the obligation to pay the balance of the purchase price (approximately $1 million) over the three-year period following the closing.

         Pending resolution of the arbitration, Oakhurst has exercised its right of set-off, as defined in the Dowling's purchase and sale agreement, against a principal payment due of $350,000 on a related-party note payable, an earn-out payment of $30,000, and against salary payments due to the seller of approximately $8,000.

6.  RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No., 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

         The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption.
The Company has not yet determined if it will elect to change to the fair value method, however, it has determined that should it elect to make such a change, the effect of the new standard will not have a material impact on net income and earnings per share in year of adoption, nor would it have any effect on the Company's cash flows.

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

         The notes payable outstanding include a two-year Dowling's note payable of $700,000 that bears interest at prime and is due in two annual installments beginning in August 1995, a two-year Puma note payable of $600,000 that bears interest at prime plus 1% and is due in two annual installments beginning in October 1995 and a short-term Puma note payable with a current balance of approximately $90,000 that bears interest at prime plus 1%.
Oakhurst has exercised its right of set-off, as defined in the Dowling's purchase and sale agreement, against the first principal payment of $350,000 on the Dowling's note that was due in August 1995, pending resolution of an arbitration proceeding (see "Liquidity and Capital Resources - Significant Events and Trends - Arbitration").

         The earn-out payments are due beginning in fiscal 1996, over two to three years for Dowling's and over three to five years for Puma, and are currently estimated at approximately $1.3 million, the current portion of which is estimated at $60,000. Oakhurst has exercised its right of set-off against the current amount of the Dowling's earn-out of $30,000 that was due in October 1995.

         The convertible debt of $500,000 was issued to certain executives of Dowling's, accrues interest at 6% and is convertible at the executives' option into 120,346 shares of Oakhurst common stock on August 1, 1997.

         These acquisitions, together with the acquisition of H&H Distributors, d/b/a Harry Survis Auto Center ("H&H") that was completed in fiscal 1994, were designed to enlarge Oakhurst's profit potential without over-leveraging the Company or diluting the equity position of its shareholders. H&H, Dowling's and Puma have been historically profitable and, despite lower than expected operating results by these subsidiaries in the current fiscal year, (see "Results of Operations - Significant Trends" below) are expected to be profitable in the future. Although the acquisitions resulted in a significant use of available cash and in the issuance of long-term and short-term debt, the earnings potential of these subsidiaries is expected to enhance Oakhurst's liquidity and financial position in the future.

         Further acquisitions may be limited by the Company's available cash, by its borrowing ability and by limitations on the amount of stock which the Company may issue without jeopardizing the tax benefits.

TERM LOAN AND LINE OF CREDIT

         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 in connection with Oakhurst's acquisition of Dowling's (the "Term Loan"), secured by a mortgage on SCPI's real estate, guaranteed by Oakhurst and its subsidiaries, and supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provides for monthly repayments beginning in September 1994 and bears interest at a fixed rate of 9.25%.

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, provided for maximum borrowings of $3 million, subject to a borrowing base, and carried an interest rate of prime plus 1%. The Credit Agreement permits Oakhurst to make advances from time to time to each of its subsidiaries. At November 30, 1995, the amount outstanding under the Credit Agreement was $2,500,000.

         The Term Loan and the Credit Agreement are cross-collateralized, and contain various financial covenants. The Credit Agreement was amended during the third quarter of the current fiscal year to provide for maximum borrowings of $4 million and to eliminate of all of the financial covenants except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. Borrowings under the amended Credit Agreement bear interest at prime plus 1.5%, and are secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries. Borrowings may be limited by the borrowing base, as defined in the Credit Agreement, which is calculated according to the level of Oakhurst's subsidiaries' accounts receivable. At current and expected levels of accounts receivable, any such limitation is not expected to reduce the borrowing base below the maximum.

         At November 30, 1995, Oakhurst did not meet the amended consolidated net worth covenant, and requested a modification of such covenant. The modification was granted by the bank on January 3, 1996 in exchange for Oakhurst's and SCPI's agreement to accelerate the maturity date of the Term Loan to July 31, 1996, and to increase the interest rates on the Term Loan and borrowings under the Credit Agreement by 1.25% and 1%, respectively, effective February 28, 1996. Accordingly, the Term Loan has been presented as a current liability until replacement financing is finalized.

         In December 1995, Oakhurst initiated negotiations with several lenders to obtain replacement financing and on January 8, 1996 accepted a letter of intent for financing from an institutional lender which is expected to provide a significant increase in the level of financing available to Oakhurst and its subsidiaries based upon essentially similar collateral as provided under the existing bank financing.

         Each of Oakhurst's subsidiaries encounters periodic fluctuations in its working capital requirements, resulting principally from the need to increase inventory to anticipate seasonal changes in demand, and also from changes in the levels of accounts receivable and accounts payable. Management believes that the Credit Agreement is currently adequate for the seasonal needs of its businesses, and that Oakhurst and SCPI will secure a letter of commitment on and close a refinancing before February 29, 1996 to replace the existing bank financing.

THE CREDITOR NOTES

         The creditor notes that were issued by SCPI in connection with the Retail Acquisition Corp. bankruptcy, (the "Creditor Notes") are payable in six equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and 1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet the prepayment threshold in fiscal 1995, nor does it expect to meet the fiscal 1996 threshold. The Creditor Notes were discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.

SIGNIFICANT EVENTS AND TRENDS

Arbitration

         On July 26, 1995 the Company initiated an arbitration proceeding with the American Arbitration Association in connection with the August 1994 acquisition by the Company of Dowling's. The Company is seeking rescission of the acquisition, or in the alternative, damages and indemnification in excess of $1.6 million. The proceeding is based, among other things, on the Company's belief that the seller breached certain provisions of the purchase and sale agreement covering the acquisition by furnishing to the Company financial information that was materially inaccurate. The seller has denied the Company's allegation and is seeking payment of amounts due under the purchase and sale agreement. Arbitration hearings in the matter are scheduled to commence in early February 1996. If the Company is successful in obtaining a rescission of the purchase, the Company would receive back the portion of the purchase price paid and other consideration given at the closing, and would be relieved of the obligation to pay the balance of the purchase price (approximately $1 million) over the three-year period following the closing.

SCPI Subsidiary

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In July 1993, SCPI's two then largest customers filed for bankruptcy protection. One of these customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers throughout this period until the second quarter of the current fiscal year, when management curtailed the level of credit allowed to Jamesway after becoming aware that it was experiencing new financial difficulties. In October 1995, Jamesway again filed for protection under the U.S. Bankruptcy Code, and Oakhurst's consolidated results for the nine-month period ending November 30, 1995 include a second quarter provision of $150,000 in relation to the balances due from Jamesway. The non-collection of this receivable will not have a significant effect on Oakhurst's working capital. In the seven-month period of March through September 1995, when sales to Jamesway ended, sales to this customer were approximately $3.9 million (10% of consolidated sales).

         During the third quarter of the current fiscal year, another of SCPI's largest customers, Forest City Auto Parts, Inc. ("Forest City"), informed SCPI that it had decided to change its source of supply. Although such change did not impact the third quarter sales levels, it is expected to be phased in over the next several months. In the nine month period ending November 30, 1995, sales to Forest City were approximately $4.3 million (11.3% of consolidated sales).

         In its efforts to help offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In the current year, SCPI has begun offering "hard parts" such as brake rotors, and is actively exploring the feasibility of new product lines. During the current year second quarter, SCPI added two new large customers (NHD and Ames), but the level of sales to these customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. Without further SCPI customer additions, the loss of these two SCPI customers would lead to a decrease of about 7% in consolidated sales levels in fiscal 1997 compared with expected consolidated sales levels for the current fiscal year. In anticipation of such sales reduction, management has taken immediate steps to reduce SCPI's inventory levels and to eliminate certain operating expenses and overheads, and has begun a strategic evaluation of SCPI's existing operating structure.

Dowling's Subsidiary

         During the first half of the current year, Dowling's was faced with intense competitive pressures in one of its markets. Management's efforts to overcome this competition succeeded in returning sales levels in the second quarter to within 7% of prior year levels that were achieved by Dowling's before its acquisition by Oakhurst, and sales results for third quarter of the current fiscal year exceeded those in the prior year third quarter. This situation placed pressure on Dowling's gross margins throughout the current fiscal year, but margins began to improve during the third quarter, when monthly results demonstrated an upward trend in gross margins earned by Dowling's. Nevertheless, management does not expect that Dowling's will realize its full profit potential in fiscal 1996 as a result of this situation.

Puma Subsidiary

         Beginning in the first quarter of fiscal 1996, the strong retail demand for light trucks and sport utility vehicles had an adverse impact on sales by Puma, because vehicle manufacturers sought to satisfy dealer demand at the expense of converters, which represent an important segment of Puma's customers. During the second and third quarters of the current fiscal year, Puma's sales continued at lower levels than in the prior year. In reaction to this situation, and in furtherance of Oakhurst's plans to develop the long-term potential of Puma, management opened a second facility (in Elkhart, Indiana, center of the vehicle conversion industry) during the second quarter of fiscal 1996, continued to strengthen its management team, especially its sales department, and has enlarged its product offering and introduced an extensive catalog. However, management expects that Puma's profits in fiscal 1996 will be much lower than in the prior year.

H&H Subsidiary

         Despite the opening of a new facility in September 1994, sales at H&H have generally not maintained the levels of the prior year, due to reduced demand for car accessories and increased competition in the cellular phone business, combined with a decrease in the rate of cellular phone activation commissions. These factors have placed pressure on gross margins, although some improvement in margins has been seen in the third quarter. Management has increased advertising and promotions for car accessories and has introduced new accessories to help improve sales.

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

         Oakhurst adopted SFAS 109 effective as of the beginning of 1994, when it recognized a deferred tax asset, net of a valuation allowance, and recorded a corresponding increase in additional paid-in-capital. The accounting treatment to increase additional paid-in-capital results from SCPI's quasi-reorganization accounting in fiscal 1990. The amount of the valuation allowance was determined by, among other things, management's estimate of Oakhurst's ability to utilize the net operating tax loss carryforwards prior to their expiration based on market conditions at that time. Management performs periodic reviews of the valuation allowance based on the then current market conditions and trends to determine if an increase or decrease in its estimate of the recorded valuation allowance would be appropriate. At February 28, 1995, Oakhurst had a remaining deferred tax asset of approximately $6.1 million, net of the valuation allowance.

         Management is currently evaluating the impact of recent trends affecting the Company's subsidiaries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events and Trends"). This analysis is being undertaken to determine the likely future level of SCPI's revenues, to evaluate future customer and product opportunities to project whether, and if so when, SCPI may expect a return to its historical levels of sales. Management is also undertaking a strategic evaluation of SCPI's operations to determine how they may be restructured to reflect the current level of SCPI's sales, and is currently analyzing Oakhurst's other subsidiaries' businesses to better anticipate the future revenue and profit levels that are likely to be realized by such subsidiaries.

         While these evaluations are expected to be completed during the fourth quarter of the current fiscal year, management's initial estimate of the current impact of these events on the deferred tax asset valuation allowance resulted in an increase of $2 million in such allowance, with a corresponding charge to deferred tax expense in third quarter of the current fiscal year. If future profit levels exceed current expectations, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aforementioned charge to deferred tax expense.

RESULTS OF OPERATIONS

         Operations in fiscal 1996 include the results of SCPI, H&H, Dowling's, Puma, and the administrative costs of Oakhurst; operations in fiscal 1995 include SCPI and H&H, together with the results of Dowling's and Puma for the four-month and two-month periods of ownership, respectively, and the administrative costs of Oakhurst. In the nine-month period of the current fiscal year, there were two fewer days than in the prior year period; the effect of this on results of operations was not material.

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

         Compared with the prior year, sales increased by $251,000. Increased sales of $75,000 resulted from the Oakhurst acquisition of Puma during fiscal 1995, with the remaining increase attributable to sales by existing businesses.

         Sales attributable to SCPI increased by $382,000 in the current year third quarter when compared to the prior year third quarter. New customers added since the prior year accounted for $910,000 during the quarter and sales increases to existing customers were $322,000. SCPI's sales to Jamesway represented an increase of $150,000 over the prior year, but sales to this customer were suspended in October 1995, and the remaining sales increases to SCPI's existing customers resulted from expanded sales efforts. Sales decreases attributable to SCPI aggregating $850,000 resulted from lower sales to customers that are facing increasing competitive pressures, have downsized or eliminated their automotive departments, or that have filed bankruptcy, and to two of its customers that have changed their source of supply. Sales attributable to Dowling's increased over the prior year by approximately $60,000.

         These increases were partially offset by decreases in sales attributable to H&H of about $265,000, with approximately 70% of the decrease attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business, as a result of aggressive competition combined with a reduced commission structure related to cellular activations. The balance of the reduction results from lower sales of car accessories due to soft demand.

         Other income decreased by $187,000 compared with the prior year third quarter, in which SCPI recovered $175,000 that had been placed into escrow as a part of SCPI's predecessor's 1989 bankruptcy proceeding.

         Consolidated gross profits were $2.5 million (21.4% of sales), compared with $2.9 million (26% of sales) last year. The decrease in gross profits was largely due to lower contributed gross profits by H&H and Puma, of $200,000 and $115,000, respectively. The decrease in gross profit attributable to H&H resulted from lower sales combined with lower gross margins, primarily due to increased promotions. The decreased profits attributable to Puma resulted from lower gross margins, as Puma sought to offset reduced demand from its converter customers while absorbing increased costs from certain manufacturers. A further reduction in consolidated gross margin percentage was attributable to Dowling's; its margins were lower by over 4% than those it achieved in the prior year due to aggressive competition, although this situation had begun to improve during the third quarter.

         Operating, selling and administrative expenses increased by $364,000. Approximately $130,000 is attributable to Puma, which was acquired during the third quarter of the prior year, and $115,000 is attributable to SCPI. Increased operating and selling expenses resulted from SCPI's efforts to increase sales levels together with expenses necessary to support the higher sales volume in the current year third quarter, but this was partially offset by lower administrative expense, reduced profit sharing contributions, and lower executive salaries attributable to SCPI. The remaining increase primarily reflects corporate overheads necessitated by the larger company.

         Interest expense increased by $40,000 principally as a result of the debt incurred in connection with the acquisitions and higher working capital borrowings.

         In summary, there was a loss before taxes of $466,000 in the third quarter this year, compared with income before taxes of $621,000 in the prior year. Operating profits contributed by existing businesses was $633,000 lower than in the prior year, due to a non-recurring recovery of $175,000 in the prior year, to the effect of reduced sales by H&H, combined with lower margins earned by SCPI and H&H, and to higher SCPI operating and selling expenses. Although the period of ownership of Puma was one month less in the prior year, its profit contribution was $255,000 lower in the current year third quarter, due primarily to lower gross margins. There were also small increases in goodwill amortization, interest and overhead expenses, which resulted primarily from the acquisitions.

         Although there was a loss from continuing operations in the current year third quarter, compared with income in the prior year, income tax expense increased by $1.7 million because of a charge to deferred tax expense of $2 million that resulted from an increase in the valuation allowance of the deferred tax asset.

NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH THIRTY-NINE WEEKS ENDED NOVEMBER 26, 1994

         Compared with the prior year, sales increased by approximately $7
million, or 22.6%.   Increased sales of about $8.2 million resulted from the
acquisitions by Oakhurst during fiscal 1995 of Dowling's ($4.5 million) and of Puma ($3.7 million). Sales by existing businesses decreased by approximately $1.2 million.

         Compared with the prior year, sales attributable to SCPI decreased by about $510,000. SCPI sales increases aggregating $2.9 million resulted primarily from the addition of several new customers, together with higher sales to several customers, including Jamesway, but sales to this customer ended in September 1995. These sales increases were offset by decreases by SCPI of $3.4 million, with over half of the reduction attributable to SCPI's smaller customers, and to reduced sales in the Northeast market. These reduced sales resulted from intense competitive pressures on those customers, and reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Sales attributable to H&H decreased by about $650,000, despite the opening of a second location in September 1994. Approximately 60% of the decrease is attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business as a result of aggressive competition in the current year, combined with a reduced commission structure related to cellular activations. The balance of the reduction is due to lower sales of car accessories and lower installation fees earned.

         Consolidated gross profits were $8.2 million (21.5% of sales), compared with $7.8 million (25.2% of sales) last year. The increase in gross profits resulted from the acquisitions. However, the decrease in the gross margin is also attributable to profits earned by the acquired subsidiaries; such profits were at lower rates than had been earned by the Company in the prior year. Dowling's was affected by increased competition this year, and Puma lowered pricing to many of its customers, while absorbing certain manufacturers' price increases.

         Excluding the two acquisitions, gross profits on existing businesses decreased by about $700,000, due to lower sales combined with a decrease in gross margins. The decrease in gross margin largely resulted from lower margins earned by H&H, primarily because of increased promotions.

         Operating, selling and administrative expenses increased by $2.1 million. Approximately $1.6 million is attributable to the two businesses acquired in the prior year. SCPI's operating and selling expenses increased by $113,000, and resulted from SCPI's efforts to increase sales levels, but this was partially offset by lower administrative expense, reduced profit sharing contributions, and lower executive salaries attributable to SCPI. The remaining increase primarily reflects corporate overheads necessitated by the larger company.

         There was an increase in the provision for doubtful accounts of $288,000 when compared with the prior year, primarily attributable to SCPI; the provision was increased by $150,000 in connection with the balances due from Jamesway (one of SCPI's largest customers) at the end of the current year second quarter, and by $117,000 for the bankruptcies of four of SCPI's small customers that occurred during the current fiscal year.

         Amortization of the excess of costs over net assets acquired ("goodwill") increased by $219,000 compared with the prior year, as a result of the acquisitions in fiscal 1995.

         Interest expense increased by $341,000 principally as a result of the debt incurred in connection with the acquisitions and higher levels of working capital borrowings.

         In summary, there was a loss before taxes of $1.1 million this year compared with income before taxes of $1.7 million in the prior year. Operating profits contributed by SCPI and H&H were about $1.4 million lower than last year, due primarily to the effect of reduced sales, reduced margins earned by H&H, increased SCPI selling expenses, and a large addition by SCPI to its provision for doubtful accounts. Dowling's incurred a small loss in the current year period, due to increased competition, compared with a profit in the prior year, adding approximately $395,000 to the profit variance. Accordingly, the results of the newly-acquired companies were more than offset by the increases in goodwill amortization, interest and overhead expense which resulted from the acquisitions, and there was a significant reduction in profit contribution by existing businesses.

         Although there was a loss from continuing operations in the current fiscal year, compared with income in the prior year, income tax expense increased by $1.3 million because of a current year charge to deferred tax expense of $2 million that resulted from an increase in the valuation allowance of the deferred tax asset.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         There have been no material changes in the legal proceeding that was reported in the Company's Form 10-Q for the period ended August 31, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra - filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

                 10.2 Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra - filed as exhibit #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

                 27.     Financial Data Schedule (EDGAR transmission only)


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OAKHURST COMPANY, INC.


Date:    January 18, 1996               By:  /s/   Mark Auerbach
                                             --------------------------------
                                             Mr. Mark Auerbach
                                             Chief Executive Officer
                                             Chief Financial Officer

                              INDEX TO EXHIBITS

    Exhibit
     Number                       Description
    -------                       -----------

     10.1 Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra - filed as exhibit #10.17 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

     10.2 Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra - filed as exhibit #10.16 to Oakhurst's Registration Statement on Form S-1, file number #333-00173, filed on January 12, 1996.

     27.         Financial Data Schedule (EDGAR transmission only)