Form 10-K
period 1996-02-29
OAKHURST CO INC
filed 1996-06-12
CIK 874238

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                       OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from............... to................

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                                25-1655321
State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                               Identification No.)

1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS                          75050
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (214) 660-4499

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to section 12(g) of the Act:


         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE        NASDAQ SMALLCAP MARKET


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X...  No......

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value at May 1, 1996 of the voting stock held by non-affiliates of the registrant: $3,157,467

At May 1, 1996, the registrant had 3,195,235 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 1996 annual meeting of stockholders are incorporated by reference in Part III of this report.

Item 1.                            PART I

General  BUSINESS



         Oakhurst Company, Inc. ("Oakhurst" or "the Company") was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of the SCPI Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI; and represents 90% of the voting stock of SCPI.

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical line of business, while any growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership is designed to facilitate the preservation and utilization of SCPI's net operating loss carryforwards, which amount to approximately $149 million.

         Oakhurst, through SCPI and three wholly-owned subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories to independent retailers from a facility in Pittsburgh, Pennsylvania.

         In early 1994, Oakhurst adopted a program of diversification and expansion within the automotive aftermarket, including through acquisitions, intended to improve its long-term profit potential.

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, Inc., d/b/a Harry Survis ("H&H"), a Pittsburgh-based company involved in the distribution and installation of automotive accessories, including stereos, alarms and cellular phones.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a distributor of automotive radiators based in Mt. Vernon, New York that operates seven facilities in New York, Connecticut, New Jersey and Pennsylvania.

         In October 1994, Oakhurst acquired all the outstanding capital stock of Puma Products, Inc., ("Puma") (formerly LBI Corp.), a distributor of after-market products to the light truck and van conversion industry from facilities in Grand Prairie, Texas and Elkhart, Indiana.

         In March 1995, Oakhurst formed a wholly-owned subsidiary, Oakhurst Management Corporation ("OMC"), to coordinate the provision of corporate administrative services to the Company and its subsidiaries. Certain officers of the Company and its subsidiaries are now paid and are provided benefits by Oakhurst Management Corporation.

STEEL CITY PRODUCTS, INC.

BACKGROUND

         SCPI was incorporated in West Virginia in 1959, and in 1963 became known as Heck's, Inc. In 1969, the "Steel City Products" automotive distribution business was acquired. SCPI was reincorporated in Delaware under the name Hallwood Industries Incorporated in fiscal 1991. The name was changed to Steel City Products, Inc. in January 1993.

         For many years prior to 1990, Heck's, Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. ("RAC"), an unrelated company.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in the first quarter of fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although such pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales, but there can be no assurance that this will lead to new sales. For about twenty-five years, SCPI's operations have been conducted from the same facility in Pittsburgh.

         Certain of SCPI's business is performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in Pittsburgh and shipments are either made directly to each of the customers' stores or pre-packed for onward shipment to stores by the retailers' own distribution centers. Certain customers electronically transmit their orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. SCPI also provides price ticketing and associated services to those of its customers who request such services.

SOURCES OF SUPPLY

         SCPI acquires its merchandise from a large number of suppliers, none of which accounts for more than 15% of its revenues. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

         Steel City generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs, and does not acquire significant quantities of other merchandise.

SEASONALITY

         SCPI's business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories, beginning in February. As is customary in the industry, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

CUSTOMER BASE

         SCPI's customers include general merchandise retail chains, automotive specialty stores, grocery chains, drug stores, hardware stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside the northeastern states. There are no foreign sales.

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as Steel City Products. In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products.

         Examples of the changes discussed above include the fact that SCPI's largest customer in fiscal 1992, Fisher Big Wheel, represented a diminishing percentage of its total revenues in each subsequent fiscal year and then closed all of its stores in 1993 following a bankruptcy filing, and that in fiscal 1996, SCPI lost two of its largest customers: Jamesway Corporation ("Jamesway") filed for bankruptcy in October 1995 and shortly thereafter closed all its stores, and Forest City Auto Parts, Inc. ("Forest City") informed management in November 1995 of its decision to change distributors (see table below).

         Although SCPI added several new customers during fiscal 1995, fiscal 1996 and the first quarter of fiscal 1997, and expanded sales to certain existing customers, it has not yet obtained enough new business to offset all of the lost business and return sales to historical levels. Management continually attempts to identify new customers, but there can be no assurance that further customers will be secured. Based on present information, management anticipates that SCPI's sales in fiscal 1997 will be less than in fiscal 1996.

         Sales attributable to SCPI were approximately $24.6 million, or 52% of Oakhurst's consolidated sales, in fiscal 1996. The following table shows sales to customers that individually have accounted for more than 10% of consolidated sales during any of the latest three fiscal years (all of these customers being attributable to SCPI) (dollars in thousands):


                           Fiscal Year Ended         Fiscal Year Ended        Fiscal Year Ended
                           February 29, 1996         February 28, 1995        February 26, 1994
                          -------------------       -------------------     ---------------------
                                     % of                       % of                      % of
                          Sales   Total Sales        Sales  Total Sales      Sales    Total Sales
                          ------  -----------       ------- -----------     -------   -----------
   Fisher Big Wheel           --       --                --     --           $3,198       10%
   Forest City            $4,641       10%           $6,046     14%          $6,250       19%
   Jamesway               $3,975        8%           $4,465     10%          $6,332       20%



         Fisher Big Wheel and Jamesway both filed for Chapter 11 bankruptcy protection in July 1993, and Fisher Big Wheel closed all of its stores in December 1993. Jamesway emerged from bankruptcy in January 1995, and continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulty. In October 1995, Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

         During the third quarter of fiscal 1996, Forest City informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.

COMPETITION

         The automotive parts and accessories distribution industry is highly competitive, with several similar companies operating in SCPI's marketplace and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in its industry or in relation to its competitors. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 65 persons, of whom about 50 are employed in the headquarters office and distribution facility in Pittsburgh. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

         The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.


H & H DISTRIBUTORS, INC.

BACKGROUND AND CUSTOMER BASE

         The business operated by H&H was founded about sixty years ago and operates under the name "Harry Survis Auto Center". Oakhurst acquired all the capital stock of H&H in January 1994 from Harold Garfinkel, who owned and has managed the business for many years. Mr. Garfinkel continues as President of H&H under a long-term employment agreement.

         The "Harry Survis" name is well known in the Pittsburgh market through its long history and extensive ongoing advertising campaign. H&H sells and installs products for the automotive aftermarket, both at wholesale and retail, including automobile sound and alarm systems, sun roofs and other accessories. In fiscal 1996, H&H added spoilers (wings) to its product selection, and in fiscal 1997 will begin to offer light truck accessories.

         In September 1994, H&H opened a second location, and in the first quarter of fiscal 1997 it opened two additional locations, all in the greater-Pittsburgh area.

         In recent years, H&H has expanded its involvement in the cellular phone business, and is currently one of the largest agents for Bell Atlantic NYNEX Mobile Systems ("BANMS") in the Pittsburgh market, selling portable cellular phones as well as installing phones in cars, and earning commissions on the activation of new cellular subscribers for BANMS.

         In addition to selling direct to the general public and to businesses, H&H supplies accessories to many automobile dealers and provides installation services for such products. H&H also uses a number of sub-agents in its cellular phone business. There are no foreign sales.

         The cellular phone industry has recorded significant growth over the past decade, with large numbers of new subscribers being added each year. The industry is also constantly introducing innovations to existing systems, including the change from "analog" to "digital" systems, and the introduction of Personal Communication Services ("PCS"). The Company believes that this growth environment and continued pattern of change within the industry present opportunities for H&H, but in fiscal 1996 H&H experienced increased competition following a significant increase in the number of retail outlets selling cellular phones. In response to this situation, management opened two new facilities in the first quarter of fiscal 1997 and restructured its cellular sales force.

         Sales attributable to H&H were approximately $4.6 million in fiscal 1996 and accounted for approximately 9% of Oakhurst's consolidated sales for that year. H&H has a broad customer base, with no one customer representing a material proportion of consolidated sales.

SOURCES OF SUPPLY

         H&H acquires its accessory products from many well-known manufacturers, and acquires its cellular phones from BANMS and direct from manufacturers and other suppliers.

         H&H has been an agent for BANMS since the Pittsburgh area cellular system was established in 1984. Prior to its acquisition by Oakhurst, H&H entered into a new five year agency agreement with BANMS, certain terms of which have since been amended. BANMS also sells cellular phones and cellular telephone service in competition with H&H.

SEASONALITY

         The business conducted by H&H is seasonal, with higher revenues in the summer months than at other times of the year. The cellular phone business also experiences strong sales during the Christmas season.

COMPETITION

         In its automotive accessories business, H&H competes with other distributors of such products and with manufacturers that offer their products directly to H&H's customer base. The Company believes that H&H differentiates itself from such competition by its strong name recognition which the Company believes has been synonymous with quality automotive products and installation for over sixty years, supported by a wide selection of premium brand accessories, and by experienced sales staff and installation technicians. However, there can be no assurance that H&H will be able to continue to retain its market position.

         In its cellular phone business, in which H&H acts as an agent for BANMS, H&H competes with other BANMS agents, with direct sales by BANMS salespeople and retail outlets operated by BANMS, and with sales by AT&T Wireless Communications (formerly "Cellular One") and its agents. As a long-term BANMS agent in the Pittsburgh market, the Company believes that H&H's experience and competitive position is enhanced by the recognition of the "Harry Survis" name supported by a professional sales and installation staff. However, the significant growth in the cellular phone industry has resulted in a proliferation of retailers attempting to satisfy customers for these services, and although the Company believes that such outlets generally fail to provide services comparable to those which H&H delivers, there can be no assurance that H&H will be able to maintain its competitive position.

REGULATION

         While the cellular phone industry is regulated by the federal government, such regulation has had no material adverse effect on the business of H&H. It is anticipated that wireless communications activities will be subject to some deregulation in the future, the effect of which on H&H's cellular phone business cannot be predicted.

EMPLOYEES

         H&H employs an aggregate of approximately fifty persons at its facilities in the greater Pittsburgh area. None of the employees is represented by a labor union. Management believes that its relationship with its employees is generally good, and H&H enjoys a high average length of service among its employees.



DOWLING'S FLEET SERVICE CO., INC.

BACKGROUND AND CUSTOMER BASE

         Dowling's was established in 1933. It operates two facilities in each of New York, Connecticut and New Jersey, and in the first quarter of fiscal 1997 expanded to a seventh facility by the acquisition of all of the capital stock of G&O Sales Company, a radiator distributor serving the greater Philadelphia, Pennsylvania market. Dowling's is one of the largest distributors of automotive radiators and related products in the northeastern United States. Oakhurst acquired all the capital stock of Dowling's in August 1994 from James Dowling, who owned and managed the business for many years and who is the son of the founder. Two long-service employees now manage the business as President and Vice President under long-term employment agreements.

         Most of Dowling's customers are radiator repair shops, which perform repairs for car dealers, service stations and retail customers. Dowling's has avoided a multi-level approach, so as to build strong allegiance from its radiator repair shop customers, and has achieved a high market share in its markets. There are no foreign sales. Dowling's has a broad customer base, with no one customer representing a material proportion of consolidated sales.

         The radiator replacement market has undergone important changes in recent years. As manufacturers sought to reduce automobile weight, aluminum/plastic radiators tended to replace the traditional copper/brass models as original equipment. Initially, this product changeover extended radiator lives, so that the replacement market experienced a decrease in replacement demand. This trend is now reversing, as the aluminum/plastic products are beginning to reach replacement age. Furthermore, these new radiators are more difficult to repair than copper/brass, so that the proportion of replacement to repair has increased. In addition, the number of radiator models has increased in recent years. For these reasons, management believes that repair shops have become more dependent on distributors for both selection and service.

         Sales attributable to Dowling's were approximately $11.6 million, or 25% of Oakhurst's consolidated revenues, in fiscal 1996.

SOURCES OF SUPPLY

         Dowling's acquires its products from several well-known manufacturers, and carries both name-brand and generic products. Because of its buying position and storage facilities, Dowling's is able to obtain competitive pricing from its suppliers. Dowling's concentrates on offering high quality products and it purchases over sixty percent of the product it sells from a major U.S. radiator manufacturer, Modine Manufacturing Company ("Modine"), making Dowling's one of Modine's largest U.S. after-market customers.

SEASONALITY

         Dowling's business is seasonal, with higher revenues in the hot summer months and very cold winter months when automobile radiators are most affected by extreme temperatures. Changes in weather patterns in Dowling's market area may therefore affect its sales levels.

COMPETITION

         Dowling's competes with many other radiator distributors. Demand in the radiator market was very strong in 1993 and 1994, which led to an increase in the number of radiator distributors in Dowling's markets. Dowling's reputation is based on its competitive pricing, quality products, and service consisting of twice daily delivery to customers. Because of this, Oakhurst believes that Dowling's is positioned to withstand such competition and to build upon its historic sales and profits. However, there can be no assurances that past levels of revenues and profitability can be maintained. In fact, during fiscal 1996 one of Dowling's locations suffered a significant decline in sales, due to the nearby opening of a competitor (see "Employees" below). However, in the first quarter of fiscal 1997, Dowling's experienced an improved competitive situation, with a return to historical levels of sales and gross margins.

REGULATION

         Dowling's management does not anticipate that any major capital expenditures will be required by existing or known pending environmental legislation or other regulations.

EMPLOYEES

         Dowling's employs approximately fifty persons, none of whom is represented by a union.

         In March 1995, Dowling's suffered the loss of all five of its employees at one major location to a new competitor with a resulting significant loss of business. Most of these employees were re-hired in July 1995, and sales from this location subsequently returned to previous levels. In other respects, Dowling's has not encountered any significant difficulties in its employee relations.


PUMA PRODUCTS, INC.

BACKGROUND AND CUSTOMER BASE

         Puma was founded in 1988 by Anthony N. Puma, from whom Oakhurst acquired the business in October 1994. Mr. Puma continues as President under a long-term employment agreement. Puma distributes accessories to automotive and truck converters and restylers and to automotive accessory retail stores throughout the U.S., with a market concentration in the five states around its base in Grand Prairie, Texas, and in the Elkhart, Indiana market, where a new facility was opened in September 1995. Puma's products include high quality wood interior finishes for light trucks, sport utility vehicles and vans, and other auto accessories including running boards, spoilers and exterior trim.

         Puma has grown very rapidly since its founding by adding customers, enlarging its market territory, and expanding its range of products. While the Company believes that opportunity for expansion for Puma still exists, there can be no assurance that Puma's past growth and profitability levels can be maintained. Geographic expansion opportunities and new product lines are currently under consideration. In November 1995, Puma developed a catalog to support its efforts to enlarge its customer base, especially to small accessories shops and restylers, and in the first quarter of fiscal 1997, Puma expanded its wood accessories line to include vans. There are no foreign sales.

         In the past, a large proportion of Puma's business has been with vehicle converters who, in turn, are dependent upon the availability of new vehicles from the "Big Three" automobile manufacturers. In fiscal 1996, shortages of such vehicles led to limits on the number of vehicles available to converters and created an intensification of competition among suppliers to the converter market, and to a consequent reduction in Puma's sales to these customers. This decrease was only partly offset by increases in sales of non-wood accessories.

         Sales attributable to Puma were approximately $6.6 million, or about 14% of Oakhurst's consolidated revenues, for fiscal 1996.

SOURCES OF SUPPLY

         The wood products are developed to Puma's own specifications for most domestic pickup trucks, sport utility vehicles and vans. Wood products, which are mostly manufactured in Mexico, accounted for about half of Puma's sales in fiscal 1996. Puma's non-wood products are acquired from established U.S. suppliers and many carry brand names recognized in the industry.

         Although from time to time Puma has experienced rapid growth in demand for its wood products which has required an increase in the supply of such products, management believes that its sources of supply are adequate for its needs.

SEASONALITY

         Although occasional seasonal sales interruptions can occur in relation to a manufacturer's introduction of new vehicle models, Puma generally does not otherwise experience significant seasonal sales fluctuations.

COMPETITION

         Puma competes with many other distributors and also with manufacturers of automotive interior wood products. Puma competes by offering high quality products at competitive prices, enhanced by its volume purchasing ability and ample storage facilities. Puma competes on a combination of price, quality and its rapid order turnaround time which management believes is better than that of its competitors.

REGULATION

         Management does not anticipate that any major capital expenditures will be required by existing or known pending environmental legislation or other regulations.

EMPLOYEES

         Puma employs approximately thirty persons, none of whom is represented by a union. Many of its key employees have been with Puma since its inception, and Puma believes that its relationships with its employees are generally good.



ITEM 2.  PROPERTIES

         SCPI operates its business from a 100,000 square-foot building that it owns located in an industrial park in Pittsburgh, Pennsylvania. The original building was constructed in 1970 and it has been expanded several times.

         H&H is headquartered and operates from a 25,000 square foot building near the downtown area of Pittsburgh, Pennsylvania, which is leased from Harold Garfinkel, President and former owner of H&H. In fiscal 1995, H&H opened a second facility comprised of approximately 1,100 square feet, which is located in a shopping center in McMurray, Pennsylvania, and is leased for a remaining term of 2.5 years from an independent landlord. In the first quarter of fiscal 1997, H&H expanded further through the lease, on short-term leases, of two mall locations, located in Pittsburgh and Greensburg, Pennsylvania, and comprising approximately 850 and 1,600 square feet, respectively.

         Dowling's conducts it business from seven leased facilities aggregating 92,000 square feet, which are located in Mt. Vernon and Hempstead, New York, in Bridgeport and East Hartford, Connecticut, Hillside and Lodi, New Jersey and in Philadelphia, Pennsylvania. Two of the facilities are leased from James Dowling, the former owner of Dowling's. Dowling's main offices are situated at the Mt. Vernon location. In fiscal 1997, Dowling's added the seventh location in Philadelphia, Pennsylvania, comprised of 20,000 square feet, through an acquisition (see Item 1, Business; Dowling's Fleet Service Company, Inc. - Background and Customer Base); this location is leased from the former shareholder.

         Puma is headquartered and operates from a 27,000 square feet building located in Grand Prairie, Texas which is leased from Tony Puma, President and former owner of Puma Products. In fiscal 1996, Puma leased a second warehouse of 8,000 square feet located in Elkhart, Indiana, which is leased for a remaining term of 1.5 years from an independent landlord.

         Oakhurst Management Corporation also maintains a corporate office in the Grand Prairie facility.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries, all of whom serve until they resign or are removed from such offices by the respective Board of Directors.


MARK AUERBACH (58): Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Mr. Auerbach has been Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer since December 18, 1995 succeeding Mr. Maarten Hemsley who resigned from these positions effective as of such date. Mr. Auerbach has been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. From 1990 to 1992, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer, and Acorn Venture Capital Corporation. Mr. Auerbach is a certified public accountant, and has been a director of the Company since 1991.


BERNARD H. FRANK (75): Executive Vice President, Chief Operating Officer and Director. Mr. Frank was appointed to these positions in May 1994. Mr. Frank was a founder of the Steel City Products business which SCPI's predecessor acquired in 1969; he has been associated with its business for approximately forty-nine years. He is a director of SCPI and assumed the title of Chief Executive Officer of SCPI in January 1993 and was appointed its Chairman in March 1994. Mr Frank was selected to fill a vacancy on Oakhurst's Board of Directors effective May 31, 1995.


ROGER M. BARZUN (54): Senior Vice President, Secretary and General Counsel. Mr. Barzun has been Secretary and General Counsel of Oakhurst since August 1991 and a Senior Vice President since May 1994. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.


RICHARD RANDOLPH (71): Senior Vice President. Mr. Randolph was a Vice President of the Company from November 1991 until May 1994, when he became a Senior Vice President. He has been President of Dick Randolph Associates, a consulting firm, since 1988. Before that, he was credit manager of Mattel Toys, Inc. for many years. Mr. Randolph has also been a director of SCPI since 1989.


JOHN R. RUDA (54): Executive Vice President - Marketing. Mr. Ruda was a director and an executive officer (most recently as President) of SCPI for more than five years until his resignation in December 1995, when he was elected to his current position with Oakhurst.


LAURENCE D. FINMAN (37): Vice President. Mr. Finman has been Vice President and Chief Operating Officer of the Company's Puma Products subsidiary since shortly before its acquisition in October 1994 and was elected a Vice President of the Company in December 1995. Prior to joining Puma, Mr. Finman held senior management positions in a family-owned tire distribution business.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC.

         The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by Nasdaq:


                         FISCAL YEAR ENDED FEBRUARY 29, 1996         FISCAL YEAR ENDED FEBRUARY 28, 1995
                         -----------------------------------         -----------------------------------

         QUARTER              HIGH                 LOW                    HIGH                 LOW
         -------              ----                 ---                    ----                 ---
         First               $3.38                $2.50                   $3.75               $2.50

         Second              $2.50                $1.88                   $4.75               $3.13

         Third               $2.25                $1.38                   $4.94               $3.50

         Fourth              $1.50                $1.13                   $3.88               $3.13



         The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 1996.

ITEM 6.   SELECTED FINANCIAL INFORMATION


     The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related Notes.


                                              FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 26,     FEBRUARY 27,      FEBRUARY 29,
                                                1996 (a)          1995             1994             1993              1992
                                             -------------     ------------    ------------     ------------      ------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales....................................      $   47,339       $   43,142      $   32,386       $   33,584        $   29,893
                                               ==========       ==========      ==========       ==========        ==========
(Loss) income from continuing operations
  before income taxes and minority
  interest...............................      $   (2,158)      $    1,442      $      786       $      472        $      210

Current income tax benefit (expense) ....             115             (155)           (112)            (148)              (44)
Deferred income tax expense..............          (2,000)            (468)           (235)            (115)              (56)
Minority interest in SCPI's loss (income)
  attributable to common stockholders....               -                -               -              533               (11)
                                               ----------       ----------      ----------       ----------        ----------
(Loss) income from continuing operations           (4,043)             819             439              742                99

Income (loss) from
  discontinued operations (b)...........               65               90               -              (44)              130
                                               ----------       ----------      ----------       ----------        ----------
Net (loss) income.......................       $   (3,978)      $      909      $      439       $      698        $      229
                                               ==========       ==========      ==========       ==========        ==========

PER SHARE AMOUNTS:
(Loss) income from continuing operations       $    (1.27)      $     0.27      $     0.16       $     0.27        $     0.03
Income (loss) from
  discontinued operations...............             0.02             0.03               -            (0.02)             0.05
                                               ----------       ----------      ----------       ----------        ----------
Net (loss) income.......................       $    (1.25)      $     0.30      $     0.16       $     0.25        $     0.08
                                               ==========       ==========      ==========       ==========        ==========
BALANCE SHEET STATISTICS:
Total assets............................       $   26,117       $   33,301      $   18,767       $   14,632        $   14,508
Long-term obligations...................       $    7,569       $    6,612      $    1,429       $    1,766        $    2,660
Book value per share of common stock....       $     3.41       $     4.65      $     4.39       $     2.20        $     1.88




(a) Results for fiscal 1996 include a net non-cash deferred tax charge of $2 million, primarily relating to an increase in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Consolidated Financial Statements).


(b) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 8 to the Consolidated Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March
     1991. RAC's Reorganization Plan (the "RAC Plan") contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes as further described in Notes 5 and 8 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management believes that the corporate structure resulting from the merger transaction, whereby Steel City Products Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), will facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize the tax benefits (including approximately $149 million of net operating loss carryforwards) attributable to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

         Until 1994, Oakhurst's principal business, which is conducted by SCPI under the trade name "Steel City Products", was the distribution of automotive parts and accessories to independent retailers from a facility in Pittsburgh, Pennsylvania.

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, d/b/a Harry Survis ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones, for an aggregate purchase price of approximately $1.4 million that consisted of cash and the issuance of a short-term note payable of $165,000 to the seller.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $5.5 million that consisted of $4 million in cash, a note and earn-out payable aggregating $1 million issued to the seller, and convertible debt of $500,000 issued to certain executives of Dowling's. In fiscal 1996, the purchase price of Dowling's was reduced by approximately $825,000 through the reduction of the note and earn-out payable to the former owner as the result of the settlement of an arbitration proceeding brought by Oakhurst against the former owner. In March 1997, the terms of the convertible debt were modified (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

         In October 1994, Oakhurst acquired all of the outstanding capital stock of Puma Products, Inc. ("Puma"), a Texas-based distributor of after-market products to the light truck and van conversion industry, for an aggregate purchase price of approximately $4.2 million that consisted of cash of $1.2 million, notes payable and an earn-out payable issued to the seller aggregating approximately $2.3 million, and the issuance of 266,667 shares of Oakhurst's common stock. In fiscal 1996, certain terms of the acquisition notes were modified (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

SIGNIFICANT EVENTS AND TRENDS

SCPI SUBSIDIARY

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In recent years, SCPI has lost some significant customers and has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI, and one significant customer changed to an alternate distributor.

         In fiscal 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of these customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers until October 1995, when it again filed for protection under the U.S. Bankruptcy Code, and shortly thereafter closed all its stores. In the first seven months of fiscal 1996 through September 1995, when sales to Jamesway ended, SCPI's sales to this customer were approximately $4 million.

         In November 1995, Forest City Auto Parts, Inc. ("Forest City") informed SCPI of its decision to change its source of supply; sales to Forest City ceased in January 1996. In fiscal 1996, sales to Forest City were approximately $4.6 million.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In fiscal 1996, SCPI began offering certain "hard parts" such as brake rotors, and in the first quarter of fiscal 1997, SCPI introduced a new merchandise category of non-food pet supplies. Although such pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales.

         During fiscal 1996, SCPI added two new large customers (NHD and Ames) and other new customers, and in the first quarter of fiscal 1997 added another large customer (Rich's), and expanded sales to certain other customers. However, the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. Without further customer additions or significant increases in sales to existing customers, sales in fiscal 1997 are expected to be lower than in fiscal 1996. In anticipation of this reduction, management substantially reduced SCPI's inventory levels and eliminated certain operating and overhead expenses.


H&H SUBSIDIARY

         Despite the opening of a new facility in September 1994, sales at H&H in fiscal 1996 were lower than in the prior year, due to reduced demand for car accessories and increased competition in the cellular phone business, combined with a decrease in the commission rate earned on each phone activation. These factors placed pressure on gross margins, although margins improved somewhat in the second half of fiscal 1996.

         In response to these trends, management increased advertising and promotions for car accessories and introduced new accessories to help improve sales, and in the first quarter of fiscal 1997, H&H opened two new facilities at malls in the greater Pittsburgh market area and restructured its sales force.


DOWLING'S SUBSIDIARY

         During the first half of fiscal 1996, Dowling's was faced with intense competitive pressures in one of its markets due to the nearby opening of a competitor that hired five Dowling's employees. Management's efforts to overcome this competition succeeded in returning sales to historical levels during the second half of fiscal 1996. Dowling's other facilities were also adversely affected in the first half of fiscal 1996 by increased competition in a generally weak market. This first half situation placed pressure on Dowling's gross margins throughout fiscal 1996, but margins began to improve during the second half of the year.

         In the first quarter of fiscal 1997, Dowling's acquired an existing radiator distributor in Philadelphia, Pennsylvania for approximately $200,000, and in the same period Dowling's experienced an improved competitive situation and a strengthening of demand in its existing markets, with a return to historical levels of sales and gross margins.

PUMA SUBSIDIARY

         Beginning in the first quarter of fiscal 1996, the strong retail demand for light trucks and sport utility vehicles had an adverse impact on sales by Puma, because vehicle manufacturers sought to satisfy dealer demand at the expense of converters, which represented an important segment of Puma's customers. This situation led to an intensification of competition among suppliers to the converter market, and for the remainder of fiscal 1996 Puma's sales continued at lower levels than in the prior year. In response to this situation, and in furtherance of Oakhurst's plans to develop the long-term potential of Puma, management opened a second facility (in Elkhart, Indiana, center of the vehicle conversion industry) during the second quarter of fiscal 1996, continued to strengthen its management team, especially its sales department, and has enlarged its product offering, including the addition of van products to its wood line, and introduced an extensive catalog targeted at the restyler and accessories retailer market. These efforts succeeded in increasing sales of non-wood accessories, but until April 1996, when Puma's management intensified its efforts to recapture key converter accounts in anticipation of the model year change, sales of wood accessories continued at lower levels than in the past.

         During the first quarter of fiscal 1997, Puma's gross margins reflected an improvement over historical levels, due to changes in product mix and in the source of certain products.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from the operations of its four subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's level of working capital needs vary primarily with the amounts of inventory carried which can change seasonally, the size and timeliness of payment of receivables from customers, especially at the SCPI subsidiary which from time to time grants extended payment terms for seasonal inventory build-ups; and the amount of credit extended by suppliers. At February 29, 1996, Oakhurst's debt primarily consisted of (i) the SCPI Term Loan of $1.7 million, and the Oakhurst Credit Agreement with a balance of $3.8 million, which were refinanced in March 1996 by the Fixed Asset Loan and the Credit Facility, respectively (see below), (ii) debt in connection with the fiscal 1995 acquisitions of Dowling's and Puma, and (iii) the SCPI Creditor Notes (see below).

         In recent years, SCPI's operations were more profitable than in fiscal 1996 and its cash flow was sufficient to fund its own working capital needs, to repay the scheduled principal reductions required by the Creditor Notes and Term Loan, and to pay dividends to and make loans to Oakhurst.

         In fiscal 1994, accumulated cash was used to acquire the H&H subsidiary. In fiscal 1995, accumulated cash and borrowings under the Term Loan and the Credit Agreement were used to satisfy the cash portion of the purchase price of Dowling's and of Puma.

         Continuing operations provided cash flow of approximately $2.5 million in fiscal 1995. However, in fiscal 1996 continuing operations provided cash flow of only $125,000. A reduction of approximately $1.2 million in working capital levels which resulted from the lower levels of sales, particularly at the SCPI subsidiary, was offset by a cash operating loss of $1.1 million (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations").

         At November 30, 1995, Oakhurst and SCPI did not meet certain covenants under the outstanding bank debt, and in March 1996, Oakhurst obtained replacement financing from an institutional lender that provides a total facility of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"), and the amounts outstanding under the Term Loan and existing Credit Agreement were repaid. The Credit Facility provides a significant increase in financing available to Oakhurst and its subsidiaries.

         The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of all of Oakhurst's subsidiaries. Like the Term Loan that it replaced, the Fixed Asset Loan is secured by SCPI's building in Pittsburgh, but provides a more beneficial amortization schedule of twenty-four monthly principal and interest payments of approximately $32,000, with the remaining principal balance due on April 1, 1998. The Fixed Asset Loan provides for prepayment without penalty, and contains a provision for the release of SCPI's building as collateral in the event of a refinancing, subject to a right of first refusal by the current lender to refinance the loan on the same terms as offered by a new lender.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility has an initial term of two years, with automatic renewal terms of one year each upon payment of a renewal fee of 0.5% thereof, unless earlier terminated as provided for in the agreement, and contains certain customary restrictive financial and non-financial covenants, including the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on cash dividends.

         In February 1996, Oakhurst settled an arbitration proceeding that it had brought in connection with the acquisition of Dowling's, with the result that debt, interest, and earn-out payments due principally in fiscal 1996 and 1997 to the seller of that business, were decreased by approximately $950,000.

         In February 1996, a $600,000 note issued to the seller in connection with the acquisition of Puma that was due to be fully repaid in fiscal 1997 was rescheduled to provide for five annual payments of $120,000 beginning in fiscal 1999.

         In March 1996, convertible debt of $500,000 issued in connection with the Dowling's acquisition that was due to be paid in full in fiscal 1998 or, at the holders option, converted into Oakhurst common stock at that time, was renegotiated into the form of cash payments made in March 1996 of approximately $109,000, and the issuance of two long-term notes aggregating $440,000 payable through fiscal 2001. The new notes eliminated the stock conversion option.

         The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 8 to the consolidated financial statements) are payable in six equal annual installments through July 1998, subject to a prepayment requirement whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in each of fiscal 1995, 1996 and 1997, respectively, holders of the Creditor Notes may tender for prepayment a portion thereof in the amount of the excess defined cash flow, but not to exceed approximately $400,000 per annum. SCPI did not meet such prepayment criteria in either of fiscal 1996 and fiscal 1995. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and are included in the net obligation of the discontinued business segment.

         In fiscal 1997, management expects sales to be lower than in fiscal 1996, principally due to the loss by SCPI in fiscal 1996 of two major customers, which is expected to be only partly offset by new SCPI customers and by increased sales by Dowling's.

         As part of a strategic evaluation of its business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. Oakhurst undertook similar reviews in connection with its other subsidiaries to address the causes of the fiscal 1996 operating loss. Management expects that, subject to unforeseen circumstances, these efforts will result in a positive operating cash flow in fiscal 1997, but there can be no assurance that the Company can obtain a sufficient number of new customers or sufficient levels of new business to return it to profitability. Management has also limited capital expenditures and plans a small reduction in working capital levels during fiscal 1997. However, it is expected that these sources of cash flow will be somewhat less than debt service requirements in fiscal 1997.

         Management believes that the greater availability of financing pursuant to the Credit Facility, together with steps taken in response to the recent loss of certain significant customers and to the reduced operating profits in fiscal 1996, will provide adequate funding for the Company's working capital, debt service and capital expenditure requirements, including seasonal fluctuations.


CAPITAL EXPENDITURES

      The Company has no outstanding commitments for significant capital expenditures.


TAX LOSS CARRYFORWARDS

         At February 29, 1996, SCPI and Oakhurst had net operating tax loss carryforwards (the "Tax Benefits") of approximately $149 million, which principally expire in the years 2001 through 2005, and which shelter most of SCPI's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 7 to the consolidated financial statements).

         As of February 29, 1996, Oakhurst is required to earn approximately $12 million of consolidated taxable income before the expiration of the tax benefits to realize the net recorded tax benefit.


FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in Item 1 - "Business" and in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         Operations in fiscal 1995 include Steel City Products and H&H, together with Dowling's and Puma for the respective periods of ownership, and the administrative costs of SCPI and Oakhurst. Fiscal 1996 includes a full year of results for Oakhurst and its consolidated subsidiaries, and there was one additional day than in fiscal 1995, but the effect of this on results of operations was not material.

Fiscal Year Ended February 29, 1996 Compared with Fiscal Year Ended February 28, 1995

         Compared with the prior year, sales increased by approximately $4.2 million, or 10%. Increased sales of about $7.7 million resulted from the full year of sales attributable to Dowling's ($4.5 million) and Puma ($3.2 million). Sales by existing businesses decreased by approximately $3.5 million.

         Compared with the prior year, sales attributable to SCPI decreased by about $2.7 million. SCPI sales increases aggregating $3 million resulted primarily from the addition of several new customers, together with higher sales to several existing customers. These sales increases were offset by decreases at SCPI of $5.7 million, with a reduction in sales to Jamesway of approximately $490,000, following that customer's bankruptcy in October 1995, a reduction of $1.4 million in sales to Forest City, following that customer's decision during the third quarter to change its source of supply, together with other sales decreases attributable to SCPI's customers in the Northeast market and certain other smaller SCPI customers that resulted from intense competitive pressures on those customers and reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to other customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Sales attributable to H&H decreased by approximately $840,000, despite the opening of a second location in September 1994. Approximately 65% of the decrease is attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business as a result of increased competition in the current year, combined with a reduced commission structure related to cellular activations. The balance of the reduction is due to lower sales of car accessories and lower installation fees earned.

         Other income decreased by $184,000 compared with the prior year, principally due to the recovery by SCPI of $175,000 in fiscal 1995 that was placed in escrow in prior years as part of SCPI's predecessor's bankruptcy.

         Consolidated gross profits were $10 million (21.2% of sales), compared with $10.8 million (24.9% of sales) last year. The decrease in gross profits resulted from the lower sales levels discussed above, combined with decreases in gross margins. In addition to the fact that gross margin levels earned by the newly-acquired businesses are expected to be at somewhat lower levels than those earned by the Company's traditional businesses, each of the four operating companies encountered a reduction in gross margins in fiscal 1996 compared with fiscal 1995. SCPI's margin reduction resulted primarily from more competitive pricing to customers. H&H earned lower gross margins because of increased promotions and the impact of a lower commission structure on its cellular phone business. Dowling's was affected by increased competition, especially in one of its Connecticut markets. Puma lowered pricing to many of its customers, while absorbing certain manufacturers' price increases.

         Operating, selling and administrative expenses increased by $1.7 million. Approximately $1.8 million is attributable to the two businesses acquired in the prior year. SCPI's operating and selling expenses decreased by approximately $40,000, along with lower SCPI executive salaries and profit sharing expenses of approximately $300,000. There were higher corporate overheads necessitated by the larger company, and expenses of approximately $130,000 which related to a registration statement filing in fiscal 1996.

         There was an increase in the provision for doubtful accounts of $583,000 when compared with the prior year, of which $415,000 is attributable to SCPI where the provision was increased by $150,000 in connection with the balances due from Jamesway (one of SCPI's largest customers) at the end of the current year second quarter, and by $265,000 to provide for the bankruptcies of several of SCPI's small customers that occurred during the current year, together with provisions for several other past due and disputed accounts. Dowling's also included a provision of approximately $140,000, primarily resulting from the bankruptcy of a customer in the fourth quarter.

         Amortization of the excess of costs over net assets acquired ("goodwill") increased by $149,000 compared with the prior year, as a result of the acquisitions in fiscal 1995.

         Interest expense increased by $235,000 principally as a result of the debt incurred in connection with the acquisitions and higher average levels of working capital borrowings.

         Although there was a loss from continuing operations in the current fiscal year, compared with income in the prior year, income tax expense increased by $1.3 million because of a current year charge to deferred tax expense of $2 million, that resulted from an increase in the valuation allowance of the deferred tax asset.


Fiscal Year Ended February 28, 1995 Compared with Fiscal Year Ended February 26, 1994

         Compared with the fiscal 1994, sales in fiscal 1995 increased by 33%, or by $10.8 million. Increased sales of $15.5 million resulted from the acquisitions; $5.1 million, $7.1 million and $3.3 million for H&H, Dowling's and Puma, respectively, for the periods of ownership. These increases were offset by a decrease in sales of $4.7 million by SCPI.

         In fiscal 1995, SCPI suffered a decline in sales compared with fiscal 1994 of approximately $4.7 million, a decrease of 14.6%, as it was unable to fully replace the sales to a large customer that was liquidated in fiscal 1994, and as another of its large customers closed stores and bought more products on a factory-direct basis. Sales decreases attributable to these two customers were approximately $5.1 million; there was a net increase of approximately $400,000 in sales by SCPI to all other customers following intensive efforts to replace the lost business.

         Other income increased by $287,000. Of the increase, $175,000 is attributable to the recovery by SCPI of amounts placed in escrow in prior years as part of SCPI's predecessor's bankruptcy.

         Gross profits increased by $4.2 million, or by 65%, and as a percentage of sales, increased from 20.2% to 24.9%. The increase is entirely due to the acquisitions, with increased margins of approximately $2.7 million earned by H&H (twelve months this year compared with one month last year) and margins of approximately $1.5 million and $740,000 earned by Dowling's and Puma, respectively. Gross margin earned by H&H at approximately 55% were at much higher rates than traditionally earned by the Company; however, this is offset by higher operating, selling and administrative costs which approximate 45% of H&H's sales.

         These increases in gross profits were partially offset by a decrease in gross profits attributable to SCPI of approximately $750,000 compared with fiscal 1994. The decrease resulted from the reduction in SCPI's sales, combined with an addition to the LIFO reserve of $25,000 compared with a reduction in the reserve last year of $70,000.

         Operating, selling and administrative costs reflected an increase of 82%, or $4.2 million, primarily as a result of the acquisitions, with $2.2 million, $940,000 and $510,000 attributable to H&H, Dowling's and Puma, respectively. SCPI's results also included an increase of $210,000, primarily due to increased sales expenses that were necessary to maintain the changing customer base and identify new customers. Oakhurst's overhead expenses increased as a result of the business growth. These factors, together with the higher percentage of H&H's operating, selling and administrative costs to H&H's sales, explain the increase in overhead expenses from 15.6% of sales last year to 21.4% this year.

         Amortization of the excess of costs over net assets acquired ("goodwill") was $290,000, compared with $11,000 in fiscal 1994 as a result of the acquisitions.

         The provision for doubtful accounts decreased by $852,000 in fiscal 1995 compared with fiscal 1994, when SCPI required a significant provision for doubtful accounts related to two of its largest customers that filed for Chapter 11 bankruptcy protection.

         Interest expense increased by $255,000 in fiscal 1995 compared with fiscal 1994, reflecting interest on new debt that was issued in connection with acquisitions, and on higher average working capital borrowings to support the newly acquired businesses.

         In fiscal 1995, pre-tax operating profits of approximately $1.3 million were contributed by the newly acquired businesses ($525,000 by H&H, $570,000 by Dowling's and $250,000 by Puma).

         Income from discontinued operations for fiscal 1995 of $90,000 reflected decreases in SCPI's reserve for contingent liabilities relating to its former retail division, net of an income tax provision of $46,000.

         The Company incurred a loss during the fourth quarter of fiscal 1995 as a result of decreased sales levels and higher expense due to increased sales efforts. Also, corporate overhead expense increased during the quarter as a result of the acquisitions of Dowling's and Puma.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . .          F-1

         Consolidated Balance Sheets: February 29, 1996 and February 28, 1995 . . . . .          F-2

         Consolidated Statements of Operations for the fiscal years ended
           February 29, 1996, February 28, 1995 and February 26, 1994 . . . . . . . . .          F-3

         Consolidated Statements of Stockholders' Equity for the fiscal years ended
           February 29, 1996, February 28, 1995 and February 26, 1994 . . . . . . . . .          F-4

         Consolidated Statements of Cash Flows for the fiscal years ended
           February 29, 1996, February 28, 1995 and February 26, 1994   . . . . . . . .          F-5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .          F-6

         Supplementary Financial Data:

           Selected Quarterly Financial Data (unaudited) for the fiscal years ended
             February 29, 1996 and February 28, 1995  . . . . . . . . . . . . . . . . .          F-18

         Financial Statement Schedules for the fiscal years ended February 29, 1996,
           February 28, 1995 and February 26, 1994:

             Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . .          F-20



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding the Company's directors is included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I above, under the caption "Executive Officers of the Registrant" and will be incorporated herein by reference thereto or will be filed as an amendment to this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the sections captioned "Directors' Compensation" and "Executive Compensation", and is incorporated herein by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1996 annual meeting of shareholders under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as a part of this report.

         1.  Financial Statements:

                 Independent Auditors' Report

                 Consolidated Balance Sheets: February 29, 1996 and February
                   28, 1995

                 Consolidated Statements of Operations for the fiscal years ended February 29, 1996, February 28, 1995 and February 26, 1994

                 Consolidated Statements of Stockholders' Equity for the
                   fiscal years ended February 29, 1996, February 28, 1995 and February 26, 1994

                 Consolidated Statements of Cash Flows for the fiscal years ended February 29, 1996, February 28, 1995 and February 26, 1994

                 Notes to Consolidated Financial Statements

                 Supplementary Financial Data:

                   Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 29, 1996 and February 28, 1995


         2. The following Financial Statement Schedules for the fiscal years ended February 29, 1996, February 28, 1995 and February 26, 1994 are submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


         3.  Exhibits

Exhibit No.      Description

  2.1            Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy
                 Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products,
                 Inc.).

  3.1            Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company's
                 Quarterly Report on Form 10-K for the fiscal quarter ended August 31, 1996).

  3.2            By-laws (filed as Appendix C to the Proxy Statement/Prospectus of the Company and Steel
                 City Products, Inc. dated April 16, 1991).


  4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see Exhibit 2, above).

*10.1            Form of Option Agreement dated August 29, 1991 with directors and executive officers
                 (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

 10.2            Agreement dated June 11, 1991 with Prudential-Bache Special Situations Fund (filed as
                 Exhibit 10(q) to the Annual Report on Form 10-K of Steel City Products, Inc. for the
                 fiscal year ended March 3, 1990).

*10.3            Employment Agreement with Harold Garfinkel dated as of November 1, 1993 (filed as
                 Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 February 26, 1994).

 10.4            Agreement between Harold Garfinkel and H&H Distributors, Inc. dated as of November 1,
                 1993 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

 10.5            Credit Agreement by and between Steel City Products, Inc. and Integra Bank Pittsburgh
                 (filed as Exhibit 10.1 to SCPI's Quarterly Report on Form 10-Q for the period ended
                 August 27, 1994).

 10.6            Mortgage and Security Agreement by and between Steel City Products, Inc. and Integra
                 Bank Pittsburgh (filed as Exhibit 10.2 to SCPI's Quarterly Report on Form 10-Q for the
                 period ended August 27, 1994).

 10.7            Credit Agreement by and between Oakhurst Capital, Inc. and Integra Bank Pittsburgh
                 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

 10.8            Pledge and Security agreements between Oakhurst Capital, Inc. and Integra Bank
                 Pittsburgh (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                 the period ended August 27, 1994).

 10.9            Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service
                 Company, Inc. by Oakhurst Capital, Inc., also containing employment agreements with
                 James Dowling, Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

*10.10           Stock Purchase Agreement dated as of October 20, 1994 among Oakhurst Capital, Inc.,
                 Puma Products (formerly LBI Corporation) and Anthony Puma also containing employment agreements with Anthony Puma and Laurence Finman (filed as an exhibit to Oakhurst's
                 Form 8-K filed on October 26, 1994).

 10.11           Lease agreements by and between James Dowling and Dowling's Fleet Service Company, Inc.
                 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 10.12           Lease agreement by and between Anthony Puma and Puma Products (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                 1995).

*10.13           The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

*10.14           The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 February 28, 1995).

 10.15           Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra (filed as
                 Exhibit 10.17 to Oakhurst's Registration Statement on Form S-1, file #333-00173, filed on January 12, 1996).

 10.16           Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra (filed as Exhibit 10.16 to Oakhurst's Registration Statement on Form S-1, file #333-00173, filed on January 12, 1996).

 10.17           Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured
                 Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 - filed herewith.

 10.18           Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation
                 dated March 28, 1996 - filed herewith.

 10.19           Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 -
                 filed herewith.

*10.20           Consulting Agreement with Mark Auerbach dated as of December 19, 1995 and Options
                 Agreement with Mark Auerbach dated as of December 19, 1995 - filed herewith.

*10.21           Employment Agreement between Oakhurst Management Corporation and John R. Ruda dated as of December 19, 1995 - filed herewith.

 11              Statement of re-computation of per-share earnings - filed herewith.

 22              Subsidiaries:            Steel City Products, Inc.
                                          H&H Distributors, Inc.
                                          Dowling's Fleet Service Company, Inc.
                                          Puma Products, Inc.
                                          Oakhurst Management Corporation

 27              Financial Data Schedule (EDGAR transmission only) - filed herewith.

- -----------------

*        Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed during the Company's fourth fiscal quarter ended February 29, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OAKHURST COMPANY, INC.



Date:  June 4, 1996                     By:   /s/   Mark Auerbach
                                           -----------------------------------
                                                  Mark Auerbach
                                                  Chairman of the Board, Chief
                                                  Executive Officer, Chief
                                                  Financial Officer, Principal
                                                  Accounting Officer, and
                                                  Director (duly authorized
                                                  officer)

         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Bernard H. Frank, Mark Auerbach, and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES                                               TITLES                                DATE
         ----------                                               ------                                ----
   /s/   Bernard H. Frank                                   Chief Operating Officer                   June 4, 1996
- -------------------------------------------                 Director
Bernard H. Frank


   /s/   John D. Abernathy                                  Director                                  June 4, 1996
- ------------------------------------------
John D. Abernathy


   /s/   Robert M. Davies                                   Director                                  June 4, 1996
- -------------------------------------------
Robert M. Davies


   /s/   Joel S. Lever                                      Director                                  June 4, 1996
- ----------------------------------------------
Joel S. Lever


   /s/   Anthony N. Puma                                    Director                                  June 4, 1996
- ------------------------------------------
Anthony N. Puma


   /s/   Richard Randolph                                   Director                                  June 4, 1996
- ------------------------------------------
Richard Randolph

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.:

We have audited the accompanying consolidated balance sheets of Oakhurst Company, Inc. (formerly Oakhurst Capital, Inc.) and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 29, 1996, February 28, 1995, and February 26, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for the years ended February 29, 1996, February 28, 1995 and February 26, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective February 28, 1993 to conform with Statement of Financial Accounting Standards No. 109.

/s/ DELOITTE & TOUCHE LLP
- ---------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 17, 1996





                                     -F1-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)


                      ASSETS                        FEBRUARY 29,   FEBRUARY 28,
                                                        1996           1995
                                                    ------------   ------------
Current assets:
  Cash and cash equivalents.......................    $    318       $     314
  Trade accounts receivable, less allowance of
   $558 and $282, respectively....................       4,027           5,760
  Commissions receivable..........................         230             226
  Other receivables...............................         564             498
  Inventories.....................................       8,080          10,400
  Deferred tax asset..............................         145             620
  Other...........................................         467             280
                                                      --------       ---------
            Total current assets..................      13,831          18,098
                                                      --------       ---------
Property and equipment, at cost...................       3,216           2,993
  Less accumulated depreciation...................      (1,109)           (921)
                                                      --------       ---------
                                                         2,107           2,072
                                                      --------       ---------

Deferred tax asset, less valuation allowance
  of $46,800 and $44,300, respectively............       3,941           5,466
Excess of cost over net assets acquired, net......       6,035           7,399
Other assets......................................         203             266
                                                      --------       ---------
                                                        10,179          13,131
                                                      --------       ---------
                                                      $ 26,117       $  33,301
                                                      ========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, related party.....................    $      -       $     532
  Accounts payable................................       5,762           8,066
  Accrued compensation............................         369             757
  Current maturities of long-term obligations.....         284             617
  Current maturities of long-term obligations,
   related parties................................         169             800
  Net obligation of discontinued business segment-
   current portion................................         465             505
  Other...........................................         600             577
                                                      --------       ---------
            Total current liabilities.............       7,649          11,854
                                                      --------       ---------

Long-term obligations:
  Net obligation of discontinued business segment.         678             985
  Long-term debt..................................       5,179           3,237
  Long-term debt, related parties.................       1,574           1,800
  Convertible debt, related parties...............           -             517
  Other long-term obligations.....................         138              73
                                                      --------       ---------
                                                         7,569           6,612
                                                      --------       ---------
Commitments and contingencies.....................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized
     1,000 shares, none issued....................           -               -
  Common stock, par value $0.01 per share;
     authorized 14,000,000 shares; issued
     3,195,235 and 3,189,326 shares, respectively.          32              32
  Additional paid-in capital......................      46,522          46,480
  Deficit (Reorganized on August 26, 1989)........     (35,654)        (31,676)
  Treasury stock, at cost, 207 common shares......          (1)             (1)
                                                      --------       ---------
            Total stockholders' equity............      10,899          14,835
                                                      --------       ---------
                                                      $ 26,117       $  33,301
                                                      ========       =========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                                      -F2-

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                            FISCAL          FISCAL          FISCAL
                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 26,
                                                             1996            1995            1994
                                                         ------------    ------------   -------------
 Sales...........................................        $     47,339    $     43,142   $      32,386
 Other income....................................                 471             655             368
                                                         ------------    ------------   -------------
                                                               47,810          43,797          32,754
                                                         ------------    ------------   -------------


 Cost of goods sold, including occupancy and
   buying expenses...............................              37,321          32,384          25,849
 Operating, selling and administrative expenses..              10,952           9,243           5,073
 Provision for doubtful accounts.................                 610              27             879
 Amortization of excess of cost over net assets
   acquired......................................                 439             290              11
 Interest expense................................                 646             411             156
                                                         ------------    ------------   -------------
                                                               49,968          42,355          31,968
                                                         ------------    ------------   -------------
 (Loss) income from continuing
   operations before income taxes................              (2,158)          1,442             786
                                                         ------------    ------------   -------------

 Current income tax benefit (expense)............                 115            (155)           (112)
 Deferred income tax expense.....................              (2,000)           (468)           (235)
                                                         ------------    ------------   -------------
                                                               (1,885)           (623)           (347)
                                                         ------------    ------------   -------------
 (Loss) income from continuing operations........              (4,043)            819             439

 Discontinued operations:
   Income on disposal, less income tax expense
     of $0 and $46 in fiscal 1996 and fiscal
     1995, respectively..........................                  65              90               -
                                                         ------------    ------------   -------------

 Net (loss) income...............................        $     (3,978)   $        909   $         439
                                                         ============    ============   =============

 Per share amounts:
   (Loss) income from continuing operations......        $      (1.27)   $       0.27   $        0.16
   Income from discontinued operations...........                0.02            0.03               -
                                                         ------------    ------------   -------------
   Net (loss) income.............................        $      (1.25)   $       0.30   $        0.16
                                                         ============    ============   =============
 Weighted average number of shares outstanding
   used in computing per share amounts...........           3,194,021       3,076,801       2,788,812
                                                         ============    ============   =============






                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                      -F3-

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLAR AMOUNTS IN THOUSANDS)





                                                          ADDITIONAL   RETAINED
                                                COMMON     PAID-IN     EARNINGS      TREASURY
                                                STOCK      CAPITAL     (DEFICIT)       STOCK        TOTALS
                                               -------    ---------    ---------    ----------    -----------
BALANCE AT FEBRUARY 27, 1993.............      $    26    $  38,669    $ (33,024)   $       (1)   $     5,670

Cumulative effect of the
  adoption of SFAS 109 resulting
  in a net deferred tax asset............                     1,500                                     1,500
Net income...............................                                    439                          439
Deferred tax benefit resulting from a
  reduction in the valuation allowance
  of the deferred tax asset..............                     3,735                                     3,735
                                               -------    ---------    ---------    ----------    -----------
BALANCE AT FEBRUARY 26, 1994.............           26       43,904      (32,585)           (1)        11,344

Net income...............................                                    909                          909
Deferred tax benefit resulting from a
  reduction in the valuation allowance
  of the deferred tax asset..............                     1,600                                     1,600
Exercise of warrants.....................            3          329                                       332
Issuance of Common Stock in connection with
  the acquisition of Puma Products, Inc..            3          647                                       650
                                               -------    ---------    ---------    ----------    -----------
BALANCE AT FEBRUARY 28, 1995.............           32       46,480      (31,676)           (1)        14,835

Net loss.................................                                 (3,978)                      (3,978)
Employee stock award.....................                        19                                        19
Other....................................                        23                                        23
                                               -------    ---------    ---------    ----------    -----------
BALANCE AT FEBRUARY 29, 1996.............      $    32    $  46,522    $ (35,654)   $       (1)   $    10,899
                                               =======    =========    ==========   ==========    ===========






                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                      -F4-

                    OAKHURST COMPANY, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                                              FISCAL         FISCAL           FISCAL
                                                                            YEAR ENDED     YEAR ENDED       YEAR ENDED
                                                                           FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 26,
                                                                               1996            1995            1994
                                                                         -------------     -----------      -----------
 Cash flows from operating activities:
   (Loss) income from continuing operations....................            $ (4,043)         $    819        $    439
   Adjustments to reconcile income from continuing
    operations to net cash (used in) provided by operating
    activities:
     Depreciation and amortization.............................                 873               596             153
     Deferred tax expense......................................               2,000               514             235
     Loss on retirement of assets..............................                  37                 -               -
     Employee stock award......................................                  19                 -               -
     Other.....................................................                  23                 -               -
   Other changes in operating assets and liabilities:
     Accounts receivable.......................................               1,667              (213)          1,112
     Inventories...............................................               2,320            (1,051)            851
     Accounts payable..........................................              (2,304)            1,759          (1,754)
     Other.....................................................                (467)               68             (75)
                                                                           --------          --------        --------
 Net cash provided by (used in) operating activities of:
   Continuing operations.......................................                 125             2,492             961
   Discontinued operations.....................................                (282)             (161)           (296)
                                                                           --------          --------        --------
 Net cash (used in) provided by operating activities:..........                (157)            2,331             665
                                                                           --------          --------        --------

 Cash flows from investing activities:
   Additions to property and equipment.........................                (430)             (633)            (36)
   Acquisition of subsidiaries, net of cash acquired...........                   -            (5,208)         (1,038)
   Net change in the excess of cost over net assets acquired...                (284)                -               -
   Other.......................................................                   -               (35)            (28)
                                                                           --------          --------        --------
 Net cash used in investing activities.........................                (714)           (5,876)         (1,102)
                                                                           --------          --------        --------

 Cash flows from financing activities:
   Net borrowings under revolving credit agreement.............               2,225             1,360               -
   Repayment of notes payable..................................                (548)             (406)              -
   Principal payments on long-term obligations.................                (802)           (1,058)           (176)
   Exercise of warrants........................................                   -               332               -
   Proceeds from issuance of long-term debt....................                   -             2,560               -
   Note payable issued in connection
    with the acquisition of a subsidiary.......................                   -                 -             165
                                                                           --------          --------        --------
 Net cash provided by (used in) financing activities...........                 875             2,788             (11)
                                                                           --------          --------        --------
 Net increase (decrease) in cash and cash equivalents..........                   4              (757)           (448)
 Cash and cash equivalents at beginning of period..............                 314             1,071           1,519
                                                                           --------          --------        --------
 Cash and cash equivalents at end of period....................            $    318          $    314        $  1,071
                                                                           ========          ========        ========
 Supplemental disclosures of cash flow information:

   Cash paid during the period for operating activities:
    Interest...................................................            $    722          $    334        $    154
                                                                           ========          ========        ========
    Income taxes, net of refunds received......................            $      9          $     20        $    227
                                                                           ========          ========        ========

   Non-cash investing and financing activities:
    Fiscal year ending February 29, 1996:
     Capital lease obligations of $76 were incurred in connection with leases of new equipment.

     A note and an earn-out payable totaling $825 were canceled in connection with the settlement of an arbitration proceeding involving the former owner of a subsidiary which was acquired in fiscal 1995, and another earn-out payable was reduced by $400 as a result of the earnings trends of another subsidiary also acquired in fiscal 1995.

    Fiscal year ending February 28, 1995:
     Convertible debt of $500, notes and earn-outs payable totaling $3,300, and discounted restricted common stock of $650 were issued in connection with the acquisition of subsidiaries.

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                      -F5-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation:

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), formerly Oakhurst Capital, Inc., was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of the issued and outstanding common and voting preferred stock of SCPI. Accordingly, Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying consolidated financial statements reflect this control and include the accounts of SCPI.

         Oakhurst acquired all of the outstanding capital stock of H&H Distributors d/b/a Harry Survis, ("H&H"), of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. (formerly LBI Corp.) ("Puma") in January 1994, August 1994 and October 1994, respectively. In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. The accompanying consolidated financial statements include the accounts of these subsidiaries for the respective periods of ownership, and all significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates:

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principals, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Business Activities:

         The Company's operations at this time consist of four subsidiaries primarily engaged in the wholesale distribution trade to the automotive aftermarket. SCPI is a wholesale distributor operating under the trade name Steel City Products selling primarily to discount retail chains and other segments of the mass market, hardware, drug and grocery retail industries, and to automotive specialty stores, based mainly in the Northeastern United States. H&H is involved in the retail and wholesale distribution and installation of automotive accessories, including stereos, alarms and cellular phones, in western Pennsylvania. Dowling's is a wholesale distributor of automotive radiators and related parts serving mostly radiator repair shops in the New York, Connecticut, New Jersey and greater Philadelphia, Pennsylvania markets. Puma is a wholesale distributor of high quality truck and van conversion products to automotive and truck converters, restylers and accessories retailers throughout the United States, with a market concentration around its facilities in Grand Prairie, Texas and Elkhart, Indiana (see Note 3).

   Fiscal Year:

         The Company's fiscal year ends on the last day of February. Prior to fiscal 1995, the Company's fiscal year end was the Saturday closest to the end of February. The effect of the change on the consolidated financial statements was not material.





                                      -F6-

   Cash and Cash Equivalents:

         For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories:

         The Company's inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO) for 56% and 61% of the Company's inventories at February 29, 1996 and February 28, 1995, respectively, and by the first in, first out (FIFO) method for the remaining inventories. Had all the Company's inventories been valued using the FIFO method, they would have been approximately $388,000 and $437,000 higher than reported at February 29, 1996 and February 28, 1995, respectively.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: buildings, 15-40 years; building improvements, 5-20 years; leasehold improvements, 3-25 years; and office furniture, equipment and vehicles, 3-10 years. Depreciation expense was approximately $430,000, $305,000 and $140,000 in fiscal 1996, 1995 and 1994, respectively.

   Excess of Costs Over Net Assets Acquired:

         The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over periods ranging from 15 to 40 years. The unamortized values at February 29, 1996 and February 28, 1995, are net of accumulated amortization of approximately $816,000 and $377,000, respectively.

         Oakhurst assesses whether its excess of costs over net assets acquired is impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based upon the estimated fair value of the asset.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes that the adoption of SFAS No. 121 in fiscal 1997 will not have a material impact on the Company's carrying value of such assets.

   Revenue Recognition:

        Revenues are recognized at the time products are shipped or installation occurs.

   Federal Income Taxes:

         Oakhurst accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The standard requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).





                                      -F7-

   Computation of Per Share Amounts:

         Income per share amounts attributable to common stockholders are computed on the basis of the weighted average number of outstanding common shares and common stock equivalents determined by applying the treasury stock method to stock options and warrants outstanding. Loss per share amounts do not include common stock equivalents since that would reduce the net loss per share.

2.  CORPORATE REORGANIZATION

         Under the merger (see Note 1), SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. In accordance with a revaluation of the Company as of February 26, 1994, the Series A Preferred shares outstanding were reduced to 1,938,526 to reflect a decrease in the valuation to $10.1 million. The decrease in the valuation as of February 26, 1994 was primarily attributable to the abandonment of a proposed Oakhurst financing transaction. Revaluations of SCPI as of February 28, 1995 and February 29, 1996, respectively, have not yet been completed. Management expects that the revaluation as of the end of February 29, 1996, when complete, will result in a further decrease in the valuation of SCPI because of changes in the business climate that occurred during fiscal 1996. Accordingly, additional Series A Preferred shares outstanding may be canceled once such valuation is complete.

         During fiscal 1993, the cumulative dividends on SCPI's Series A Preferred Stock exceeded SCPI's net income for that year, thus creating a loss attributable to SCPI's common stockholders in excess of Oakhurst's minority interest and, accordingly, Oakhurst reduced to zero the minority interest liability related to SCPI. At such time as SCPI's cumulative net income attributable to common stockholders from the effective date of the merger exceeds the cumulative Series A Preferred Stock dividends in arrears, Oakhurst will again reflect the appropriate minority interest liability.

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 29, 1996, dividends of approximately $5.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid through fiscal 1995. Approximately $1.6 million of undeclared dividends in arrears was outstanding as of February 29, 1996.

3.  ACQUISITIONS AND ARBITRATION

         In January 1994, Oakhurst acquired all of the outstanding capital stock of H&H. The purchase price of approximately $1.4 million consisted of approximately $1.2 million in cash (funded by a loan from SCPI) and a note payable to the seller for the balance, which was paid in July 1994. In addition, Oakhurst incurred acquisition costs of approximately $50,000.

         In August 1994, Oakhurst acquired all of the outstanding capital stock of Dowling's. The purchase price of approximately $5.5 million consisted of $4 million in cash, a note payable to the seller of $700,000 that provided for interest at prime and that was due in two annual installments commencing with the first anniversary of the closing date, earn-out payments that were estimated at $300,000 and convertible debt of $500,000 that was issued to certain executives of Dowling's, which accrued interest at 6% and was due on August 1, 1997 or was convertible, at the executives' option, to an aggregate of 120,346 shares of Oakhurst common stock on such date. In addition, Oakhurst incurred acquisition costs of approximately $290,000.

         On March 1, 1996, the convertible debt issued in connection with the Dowling's acquisition was renegotiated into the form of cash payments made in March 1996 of approximately $109,000 (including accrued interest), and the issuance of two long-term notes payable through March 1, 2001 aggregating $440,000 (the "DFS Notes") (see Note 5). The DFS Notes do not contain a stock conversion option.





                                      -F8-

         On February 2, 1996, Oakhurst entered into a settlement agreement (the "Settlement") in connection with an arbitration proceeding that it had commenced in July 1995 in connection with the acquisition of Dowling's. As a result of the Settlement, all current and future amounts to be paid by Oakhurst to the seller pursuant to the purchase and sale agreement were reduced to a sum of $175,000. Accordingly, the aggregate purchase price of Dowling's was reduced by approximately $1 million. Pursuant to the Settlement, Oakhurst was also relieved of accrued and future interest charges on the note payable, and amounts due under an employment and non-compete agreement.

         The cash portion of the purchase price of Dowling's was funded by Series A Preferred stock dividends of $2.8 million from SCPI (funded by the Term Loan), by advances from SCPI and by advances under the Credit Agreement (see Note 5).

         In October 1994, Oakhurst acquired all of the outstanding capital stock of Puma. The purchase price of approximately $4.2 million consisted of $1.2 million in cash, a note payable to the seller of $600,000 which had provided for interest at prime plus 1% and which had been due in two annual installments commencing with the first anniversary of the closing date, a note payable to the seller of approximately $750,000 that provided for interest at prime plus 1% payable in fiscal 1996 (see Note 5), earn-out payments which were initially estimated at $1,100,000 and the issuance of 266,667 shares of Oakhurst's common stock, which was valued at $650,000 and is restricted for up to three years following issuance. The purchase agreement provides for bonus earn-out payments to be made to the former shareholder over five years in the event that earnings exceed historical levels, to a maximum additional payment of $500,000; however, based upon current earning trends of Puma, such bonus earn-out payments are not anticipated. There was no earn-out earned during fiscal 1996.

         The cash purchase portion of the acquisition price of Puma was funded by available cash and by borrowings under the Credit Agreement. In addition, Oakhurst incurred acquisition costs of approximately $250,000.

         The former owners and certain senior executives of these acquisitions, except for the former owner of Dowling's, continue with the respective subsidiaries under long-term employment contracts. Accordingly, amounts payable to them with respect to the acquisitions have been classified as related-party obligations.

         The acquisitions were accounted for using the purchase method of accounting. The excess of approximately $839,000, $2.8 million and $2.9 million, respectively, of the purchase prices over the fair values allocated to H&H's, Dowling's and Puma's net assets, is being amortized over 15 years.

         In connection with the acquisitions, assets were acquired and liabilities were assumed as follows (in thousands):

                                                                   H&H         Dowling's    Puma
                                                                   ---         ---------    ----
        Fair value of assets acquired   . . . . . . . . . .       $2,075        $7,080      $4,609
        Liabilities assumed   . . . . . . . . . . . . . . .          640         1,927         675
                                                                  ------        ------      ------
           Net assets acquired  . . . . . . . . . . . . . .       $1,435        $5,153      $3,934
                                                                  ======        ======      ======


        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the above acquisitions had occurred at the beginning of the fiscal years ending February 28, 1995 and February 26, 1994 (in thousands, except per share):

                                                            FISCAL YEAR         FISCAL YEAR
                                                               ENDED               ENDED
                                                         FEBRUARY 28, 1995   FEBRUARY 26, 1994
                                                         -----------------   -----------------
                    Net sales   . . . . . . . . . . . . .     $53,219             $54,719
                    Net income  . . . . . . . . . . . . .     $ 1,157             $ 1,028
                    Earnings per share  . . . . . . . . .       $0.36               $0.32





                                      -F9-

        The above pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the acquisitions been in effect on the dates indicated or that may result in the future. Specifically, these amounts do not reflect the benefit of reductions in executive compensation and certain other administrative expenses which may be realized in subsequent years following the acquisitions.


4.  PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows (in thousands):

                                                                               FEBRUARY 29,     FEBRUARY 28,
                                                                                  1996               1995
                                                                               ------------      -----------
             Land   . . . . . . . . . . . . . . . . . . . . . . . . . .          $   170           $  170
             Buildings  . . . . . . . . . . . . . . . . . . . . . . . .              830              830
             Leasehold and building improvements  . . . . . . . . . . .              547              452
             Office furniture, equipment and vehicles   . . . . . . . .            1,669            1,541
                                                                                 -------           ------
                                                                                   3,216            2,993
             Less accumulated depreciation  . . . . . . . . . . . . . .           (1,109)            (921)
                                                                                 -------           ------
                                                                                 $ 2,107           $2,072
                                                                                 =======           ======

5.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                                   FEBRUARY 29,  FEBRUARY 28,
                                                                                        1996         1995
                                                                                   ------------  ------------
   Term loan, due monthly through
         July 1996 (refinanced in March 1996; see below)      . . . . . . . .          $1,663      $2,245
   Revolving Credit Agreement through July 1996
         (refinanced in March 1996; see below)  . . . . . . . . . . . . . . .           3,750       1,525
   Puma acquisition note, due in five annual installments beginning
         in March 1998 (see Note 3) . . . . . . . . . . . . . . . . . . . . .             600         600
   Puma estimated earn-out, payable in five annual installments
         through May 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .             600       1,000
   Convertible debt payable in August 1997
         (rescheduled in March 1996; see Note 3)  . . . . . . . . . . . . . .             543         517
   Dowling's acquisition note (see Note 3)  . . . . . . . . . . . . . . . . .              --         700
   Dowling's estimated earn-out (see Note 3)  . . . . . . . . . . . . . . . .              --         300
   Capital lease obligations for computer and warehouse equipment,
         due monthly through August 2001  . . . . . . . . . . . . . . . . . .              66          --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             122         157
                                                                                       ------      ------
                                                                                        7,344       7,044
   Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . .             453       1,417
                                                                                       ------      ------
                                                                                       $6,891      $5,627
                                                                                       ======      ======

         In August 1994, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, provided for maximum borrowings of $3 million, subject to a borrowing base as defined in the Credit Agreement.

         In August 1994, SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), which was secured by a mortgage on SCPI's real estate, and was guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provided for monthly repayments beginning in September 1994 and interest at a fixed rate of 9.25%.





                                     -F10-

         The Credit Agreement was amended during the third quarter of fiscal 1996 to reflect the Puma acquisition. Such amendment provided for an increase in maximum borrowings to $4 million subject to a borrowing base and eliminated all of the financial covenants, except for certain amended subsidiary and consolidated net worth requirements. The Term Loan was also amended to reflect such revised covenants. The amended Credit Agreement provided for interest at prime plus 1.5%, and was secured by the accounts receivable, inventory and capital stock of Oakhurst's subsidiaries.

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

         On March 28, 1996, Oakhurst obtained replacement financing from an institutional lender that provides for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan"), and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"), and the amounts outstanding under the Term Loan and Credit Agreement were repaid. Accordingly, the Credit Agreement and Term Loan have been presented as of February 29, 1996 reflecting the terms of the refinancing.

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility has an initial term of two years, with automatic renewal terms of one year each upon payment of a renewal fee of 0.5% thereof, unless earlier terminated as provided for in the agreement, and contains certain restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratios, and limitations on annual cash dividends.

         The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees. Oakhurst paid closing costs of approximately $225,000 in connection with the Credit Facility, of which $25,000 was prepaid at February 29, 1996.

         The Fixed Asset Loan provides for twenty-four monthly principal and interest payments based on a five year amortization schedule, with the remaining principal balance due on April 1, 1998. The Fixed Asset Loan provides for prepayment without penalty, and contains a provision for the release of SCPI's building as collateral for the Credit Facility in the event of a refinancing of the Fixed Asset Loan, subject to a right of first refusal by the current lender to refinance the Fixed Asset Loan on the same terms as offered by a new lender.

         The two year Puma note was rescheduled with the seller on February 1, 1996 to provide for five equal installments of $120,000 each, beginning in March 1998, and for interest at prime minus 1% through March 1, 1998, and prime plus 1% thereafter.

         The DFS Notes, formerly convertible debt (see Note 3), bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon, beginning in June 1996.





                                     -F11-

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), mature during each fiscal year as follows (in thousands):

                                                                    LONG-TERM      CREDITOR
         FISCAL                                                    OBLIGATIONS       NOTES          TOTAL
         ------                                                    -----------     ---------      ---------
         1997 . . . . . . . . . . . . . . . . . .                   $  453           $  386        $  839
         1998 . . . . . . . . . . . . . . . . . .                      463              329           792
         1999 . . . . . . . . . . . . . . . . . .                    5,268              349         5,617
         2000 . . . . . . . . . . . . . . . . . .                      427               --           427
         2001 . . . . . . . . . . . . . . . . . .                      440               --           440
         Thereafter . . . . . . . . . . . . . . .                      292               --           292
                                                                    ------           ------        ------
                                                                    $7,343           $1,064        $8,407
                                                                    ======           ======        ======

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 1996 consists of the following (in thousands):

                                                                      CARRYING         FAIR
                                                                       VALUE           VALUE
                                                                    ----------       --------
                 Cash   . . . . . . . . . . . . . . . . .             $  318          $  318
                 Creditor Notes   . . . . . . . . . . . .             $1,064          $1,046
                 Long-term obligations (the Term Loan,
                    Credit Agreement and acquisition
                     notes)   . . . . . . . . . . . . . .             $6,556          $6,556

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a current market rate of 11.75% to determine current fair value.


7.  INCOME TAXES AND DEFERRED TAX ASSET

         At February 29, 1996, Oakhurst has, for tax reporting purposes, net operating tax loss carryforwards of approximately $149 million which principally expire in the years 2001 through 2005. Under SFAS No. 109, Oakhurst is required to recognize currently the estimated realizable value of the future benefit of its net operating tax loss carryforwards along with other tax benefits. The initial adoption of SFAS No. 109, effective February 28, 1993, resulted in the recognition of a deferred tax asset $1.5 million, net of a valuation allowance of $49.5 million, with a corresponding increase of $1.5 million in additional paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990. Any subsequent utilization of the net operating tax loss carryforwards is accounted for as a reduction of the deferred tax asset.

         Fluctuations in market conditions and trends warrant periodic management reviews of the recorded valuation allowance to determine if an increase or decrease in such allowance would be appropriate. Accordingly, management re-evaluated the allowance as of February 26, 1994 in light of earnings trends and an acquisition, and determined that a reduction in the valuation allowance of approximately $3.7 million was appropriate. During the year ended February 29, 1996, SCPI experienced significant changes in its customer base. As a result, management undertook an extensive review and strategic evaluation of SCPI's operations to determine the impact of this lost business on SCPI's future levels of revenues and profits, and to evaluate future customer and product opportunities. In addition, the Company's other operating subsidiaries have encountered lower sales and profits in the current fiscal year than had been anticipated by management.

         These efforts, combined with management's consideration of current trends and historical operations, led management to conclude that the current impact of these events warranted an increase of approximately $2.5 million in the deferred tax asset valuation allowance with a corresponding charge to deferred tax expense.





                                     -F12-

If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carryforwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the charge of $2.5 million to deferred tax expense for the fiscal year ended February 29, 1996, and any benefit in excess of such charge would be reflected as an addition to paid-in capital.

         As of February 29, 1996, Oakhurst is required to earn approximately $12 million of consolidated taxable income before the expiration of the tax benefits to realize the net recorded tax benefit, as adjusted.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):


                                                         FISCAL           FISCAL           FISCAL
                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                      FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 26,
                                                          1996             1995             1994
                                                      ------------     ------------     ------------
        Current tax (benefit) expense     . . . .       $ (115)            $623             $347
        Current tax benefit from utilization of
          net operating tax loss carryforwards  .           --             (468)            (235)
                                                        ------             ----             ----
                                                          (115)             155              112
         Increase in valuation allowance
          of the deferred tax asset   . . . . . .        2,482               --               --
         Deferred tax (benefit) expense . . . . .         (482)             468              235
                                                        ------             ----             ----
         Income tax expense . . . . . . . . . . .       $1,885             $623             $347
                                                        ======             ====             ====


         During the fiscal year ended February 29, 1996, SCPI settled a dispute over a tax refund claimed from the state of Kentucky by SCPI's predecessor, and accordingly, recorded a refund of approximately $142,000, including approximately $35,000 in interest.

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                                                 FISCAL           FISCAL           FISCAL
                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                              FEBRUARY 29,      FEBRUARY 28,     FEBRUARY 26,
                                                                  1996              1995             1994
                                                              ------------      ------------     ------------
         Tax (benefit) expense at the U.S.
           federal statutory rate . . . . . . . . . . .         $ (734)            $490             $267
         State income tax (benefit) expense,
           net of refunds and federal benefit . . . . .            (75)              95               58
         Increase in deferred tax asset
           valuation allowance  . . . . . . . . . . . .          2,482               --               --
         Non-deductible costs . . . . . . . . . . . . .            212               98               22
         Non-taxable escrow refund  . . . . . . . . . .             --              (60)              --
                                                                ------             ----             ----
              Income tax expense  . . . . . . . . . . .         $1,885             $623             $347
                                                                ======             ====             ====





                                     -F13-

         The availability of the net operating tax loss carryforwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's approximate estimated operating tax loss carryforwards at February 29, 1996 expire as follows (in thousands):


                    2001 . . . . . . . . . . . .       $  12,000
                    2002 . . . . . . . . . . . .          52,000
                    2003 . . . . . . . . . . . .          22,000
                    2004 . . . . . . . . . . . .          49,000
                    2005 . . . . . . . . . . . .          13,000
                    2010 . . . . . . . . . . . .           1,000
                                                       ---------
                                                       $ 149,000
                                                       =========


8.  DISCONTINUED OPERATIONS

        SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all of the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. In early 1991, SCPI received notices of default in respect of the leased properties that SCPI had transferred to RAC. In March 1991, RAC was forced into bankruptcy by a group of creditors which included SCPI. Pursuant to RAC's bankruptcy reorganization plan, which became effective in September 1992, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

        The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $900,000, $1,000,000 and $1,100,000 in fiscal 1995, 1996 and 1997, respectively, holders of Creditor Notes may tender for prepayment a portion thereof in the amount of the defined excess cash flow, but not to exceed approximately $400,000 per annum. In fiscal 1995 and in fiscal 1996, SCPI did not meet the defined criteria for such prepayment. The Creditor Notes have been discounted using an imputed interest rate of 7.5% and, together with accrued interest thereon, principally comprise the net obligation of the discontinued business segment. Imputed interest expense of approximately $76,000, $96,000 and $128,000 is included in results of continuing operations for fiscal 1996, 1995 and 1994, respectively.

        The accompanying consolidated statements of operations and cash flows reflect any income or loss associated with the disposal of the former Retail Division as discontinued operations. Income from discontinued operations of $65,000 and $90,000 for the periods ended February 29, 1996 and February 28, 1995, primarily reflected decreases in SCPI's reserve for contingent liabilities relating to the former retail division, net of an income tax provision of $46,000 for fiscal 1995.


9.   STOCK OPTIONS

        In fiscal 1995, the Board of Directors and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the "Omnibus Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). Under both plans, the exercise price of the option granted may not be less than the fair market value of the common stock on the date of the grant, and the term of the grant may not exceed ten years.

        The Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries, and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. In fiscal 1996, the Board of Directors adopted an amendment to the





                                     -F14-
plan whereby the maximum amount of shares issuable under the Omnibus Plan was increased to 500,000 shares. Such amendment is subject to approval by the shareholders.

        In fiscal 1995, options covering 313,084 shares were granted at prices ranging from $2.75 to $3.875 and in fiscal 1996, the price of 162,985 of such options was reduced to $2.00 per share, and a further 129,500 options were granted at prices ranging from $1.25 to $3.125, subject to the approval of the Omnibus Plan amendment by the shareholders. The options generally vest over a four year period and expire ten years from the date of the grant; however 100,000 of such options vest over a one year period. At February 29, 1996 and February 28, 1995, no options had been exercised and options covering 254,959 and 136,234 shares, respectively, were exercisable.

        The Director Plan (a "formula plan" under rule 16.3-3 of the Securities Exchange Act of 1934) provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. In April 1994, pursuant to the terms of the plan, eight non-employee directors were each granted a fully-vested option to purchase 3,000 shares (24,000 shares in the aggregate) of common stock at $2.75 per share, the market value on the date of the grant, to remain exercisable for ten years following the grant date. On May 1 of each subsequent year, each non-employee director holding office on such date will receive a fully-exercisable ten year option to purchase an additional 3,000 shares. In fiscal 1996, options to purchase 24,000 shares were granted at $3.375 per share. None of these options had been exercised at February 29, 1996 and February 28, 1995, respectively, and 6,000 shares that had been issued under the fiscal 1995 grant expired during fiscal 1996, upon the resignation of two directors.

        In fiscal 1992, the Board of Directors granted options to purchase 194,388 shares of Oakhurst's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, is $2.75. During fiscal 1996, 1995 and 1994, no options were exercised, and during fiscal 1995, 14,996 options were forfeited. All 179,392 options outstanding are fully vested and will remain exercisable through 2001.

        In connection with SCPI's predecessor's emergence in fiscal 1990 from Chapter 11 bankruptcy proceedings, warrants to purchase 366,837 shares of common stock were issued and were exercisable at a price of $1.00 per share through September 28, 1994. As a result of the merger (see Note 1), the warrant holders, upon exercise, were entitled to one share each of SCPI's and Oakhurst's common stock for the aggregate purchase price of $1.00. During fiscal 1995, 331,622 shares were purchased pursuant to these warrants and 35,215 warrants expired.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

         The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. Oakhurst has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on Oakhurst's cash flows.





                                     -F15-

10.  EMPLOYEE PENSION PLAN

         Steel City Products maintains a defined contribution profit-sharing retirement plan ("the SCP Plan") covering substantially all its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. Through fiscal 1995, the SCP Plan provided for a 25% matching employer contribution and an annual discretionary contribution determined by SCPI's Board of Directors. Total expenses related to the SCP Plan were $150,000 for each of the years ended February 28, 1995 and February 26, 1994. In October 1995, the 25% SCP Plan matching employer contribution was suspended until further notice, and a discretionary contribution was not made for fiscal 1996.

         Through December 31, 1995, Dowling's maintained a profit-sharing plan for all employees over the age of twenty-one with 1,000 hours of defined service. Employer contributions to the plan are made on an annual basis at the discretion of management. Total expense was approximately $29,000 and $8,000 in fiscal 1996 and fiscal 1995, respectively.

         Through December 31, 1995, H&H maintained a defined contribution profit-sharing retirement plan for all employees over the age of 21 who have met one year of defined eligibility service. Employer contributions to the plan are made on an annual basis at the discretion of management. There were no plan related expenses in fiscal 1996, and such expense was approximately $12,000 in fiscal 1995.

         On June 1, 1995, by amendment to the SCP Plan, Oakhurst and Puma were incorporated into the SCP Plan, the Plan was renamed the Oakhurst Company Profit Sharing Plan (the "Profit Sharing Plan"), and on January 1, 1996 H&H and Dowling's were also incorporated into the Profit Sharing Plan, and Dowling's merged its former plan's assets and liabilities into the Profit Sharing Plan. The Profit Sharing Plan covers substantially all persons employed by the Company and its subsidiaries and provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is to be determined annually by each company's Board of Directors.

11.  LEASES

         The Company leases its corporate office and certain of its subsidiaries' offices and warehouses under operating leases which expire over the next five years. Generally, leases are net leases that require the payment of executory expenses such as real estate taxes, insurance, maintenance and other operating costs. The leases generally provide for renewal options. Certain of these leases are with related parties (see Note 14).

         Minimum annual rentals for all operating leases having initial noncancelable lease terms in excess of one year are as follows (in thousands):

           Fiscal
           ------
            1997 . . . . . . . . . . . . . . . . . .    $  607
            1998 . . . . . . . . . . . . . . . . . .       568
            1999 . . . . . . . . . . . . . . . . . .       529
            2000 . . . . . . . . . . . . . . . . . .       329
            2001 . . . . . . . . . . . . . . . . . .       152
                                                        ------
            Total future minimum rental payments        $2,185
                                                        ======


         Total rent expense for all operating leases amounted to approximately $600,000 and $420,000 for fiscal 1996 and fiscal 1995, respectively. There were no material operating leases prior to fiscal 1995.

12.  COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined.
The rights include payments ranging from six to twenty-four





                                     -F16-
months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements expire in August 1996, and contain certain renewal options.

         In fiscal 1994, 1995, and 1996, Oakhurst entered into employment agreements with certain senior executives of Oakhurst, H&H, Dowling's and Puma that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire between February 1997 and October 1999.

         Management is unaware of any other significant contingencies.

13.  MAJOR CUSTOMERS

         Sales to each of those major customers representing individually more than 10% of Oakhurst's consolidated sales were as follows (in thousands):

                          Fiscal Year Ended          Fiscal Year Ended        Fiscal Year Ended
                          February 29, 1996          February 28, 1995        February 26, 1994
                         -------------------        --------------------     -------------------
                                    % of                       % of                    % of
                         Sales   Total Sales        Sales    Total Sales     Sales   Total Sales
                         ------  -----------        ------   -----------     ------  -----------
         Customer "A"        --      --                 --       --          $3,198      10%

         Customer "B"    $4,641      10%            $6,046       14%         $6,250      19%

         Customer "C"    $3,975       8%            $4,465       10%         $6,332      20%

         In July 1993, SCPI's two then-largest customers filed for protection under Chapter 11 of the United States Bankruptcy Code, at which time approximately $1.2 million was outstanding from them to SCPI. As a result, SCPI ultimately wrote off approximately $879,000 of these customer's receivables.

         One of these customers (customer A), closed all its stores in December 1993; the other customer, customer C, reorganized and emerged from Chapter 11 in January 1995. Customer C continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when management curtailed the level of credit allowed to such customer after becoming aware that it was experiencing new financial difficulties. In October 1995, customer C again filed for protection under the U.S. Bankruptcy Code and announced that it would close all its stores; the fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.

         During the third quarter of fiscal 1996, customer B informed SCPI that it had decided to change its source of supply, and sales to this customer ended in January 1996.

14.  RELATED PARTY TRANSACTIONS

         From November 1989 until June 1993, SCPI engaged The Hallwood Group Incorporated ("Hallwood"), a principal stockholder of Oakhurst until February 1994, under a financial advisory agreement. SCPI paid Hallwood approximately $83,000 in fiscal 1994 in connection with this agreement.

         Prior to fiscal 1994, SCPI and Oakhurst entered into agreements with Integra Management Company ("IMC") to provide corporate office administrative functions and certain tax services. IMC was a wholly owned subsidiary of Hallwood until October 1992, when it became a wholly owned subsidiary of Integra Hotels, Inc., formerly Integra - A Hotel and Restaurant Company. Mr. Hemsley, Oakhurst's Chairman until December 1995, was President of both IMC and Integra until March 1994. The agreements were approved by the Company's Board of Directors, and were terminated in May 1994. SCPI paid IMC $11,000 in fiscal 1995 and $60,000 in fiscal 1994 pursuant to these agreements. Oakhurst paid IMC $6,750 and $36,000 in fiscal 1995 and 1994, respectively, pursuant to these agreements.





                                     -F17-

         In fiscal 1994, H&H entered into a seven-year lease with Harold Garfinkel, the President and former owner of H&H, for the principal property from which it conducts its business. The lease has one option to renew for an additional five years, and requires annual lease payments of $144,000. H&H paid Mr. Garfinkel $144,000 in each of fiscal 1996 and 1995, and $12,000 in fiscal 1994 under this lease.

         In fiscal 1995, Puma entered into a six-year lease with Anthony Puma, the President and former owner of Puma, for the facility in which it conducts its business. The lease has one option to renew for an additional four years, contains an option to rent additional space that is exercisable every two years, and requires minimum annual lease payments of approximately $80,000. Puma paid Mr. Puma approximately $80,000 and $20,000 in fiscal 1996 and fiscal 1995, respectively, under this lease.

         In fiscal 1995, Dowling's entered into two five-year leases with James Dowling, for a facility in New York in which Dowling's is headquartered and operates a warehouse, and for a facility in Connecticut where Dowling's operates a warehouse. Mr. Dowling is the former owner of Dowling's and was Vice Chairman of Dowling's until his resignation in fiscal 1996. Both leases have one option to renew for an additional five years and require aggregate annual rent payments of $211,000. Dowling's paid Mr. Dowling approximately $122,000 in fiscal 1995 under these leases.


15.  PREDECESSOR BANKRUPTCY

         During fiscal 1995, SCPI recovered funds placed into escrow in prior years as a part of SCPI's predecessor's bankruptcy in the amount of approximately $175,000, which amount is included in other income. SCPI's predecessor emerged from bankruptcy in 1990.


16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollar amounts in thousands, except per share data)


FISCAL 1996                                              FIRST           SECOND            THIRD           FOURTH
- -----------                                              -----           ------            -----           ------
Sales . . . . . . . . . . . . . . . . . . . . .       $  13,026         $ 13,517         $ 11,580         $  9,216
Gross profit  . . . . . . . . . . . . . . . . .           2,887            2,827            2,480            1,824
Loss from continuing operations . . . . . . . .            (216)            (449)          (2,420)            (958)
Income from discontinued operations . . . . . .              --               --               --               65
Net loss  . . . . . . . . . . . . . . . . . . .            (216)            (449)          (2,420)            (893)

Per Share:
  Loss from continuing operations . . . . . . .       $    (.07)        $   (.14)        $   (.76)        $   (.30)
  Net loss  . . . . . . . . . . . . . . . . . .       $    (.07)        $   (.14)        $   (.76)        $   (.28)

Average number of shares outstanding  . . . . .       3,190,365        3,195,235        3,195,235        3,195,235



FISCAL 1995                                              FIRST           SECOND            THIRD           FOURTH
- -----------                                              -----           ------            -----           ------
Sales . . . . . . . . . . . . . . . . . . . . .       $   9,869         $  9,891         $ 11,329         $ 12,053
Gross profit  . . . . . . . . . . . . . . . . .           2,418            2,467            2,946            2,927
Income (loss) from continuing operations. . . .             294              403              379             (257)
Income from discontinued operations . . . . . .              --               66                6               18
Net income (loss)   . . . . . . . . . . . . . .             294              469              385             (239)

Per Share:
  Income (loss) from continuing operations  . .       $     .10         $    .13         $    .11         $   (.08)
  Net income (loss) . . . . . . . . . . . . . .       $     .10         $    .15         $    .12         $   (.08)

Average number of shares outstanding  . . . . .       2,866,277        3,034,650        3,318,073        3,182,734



                                    -F18-

         The net loss in third quarter of fiscal 1996 was primarily caused by a deferred tax charge of $2 million related to an increase in the valuation allowance of the deferred tax asset, and by reduced sales and profit levels due to the loss of a major customer that filed bankruptcy. The loss in the fourth quarter of fiscal 1996 was due principally to the loss of certain other customers and to increases in the provision for doubtful accounts.

         During fiscal 1996 and fiscal 1995, the previous estimate to provide for the disposal of the discontinued Retail Division was reduced.

         Oakhurst incurred a loss during the fourth quarter of fiscal 1995 as a result of decreased sales levels and higher expenses due to increased sales efforts. Corporate overhead expense increased during the quarter as a result of the acquisition of Dowling's and Puma.

         A reclassification of approximately $115,000 was made from discontinued operations to continuing operations in the third quarter of fiscal 1995 results of operations, which related to the recovery of escrowed funds associated with SCPI's predecessor's bankruptcy.





                                     -F19-

                                                                     SCHEDULE II

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)


- ---------------------------------------------------------------------------------------------------------------
           COLUMN A                     COLUMN B             COLUMN C                   COLUMN D      COLUMN E
- ---------------------------------------------------------------------------------------------------------------
                                       BALANCE AT     CHARGED          CHARGES TO                      BALANCE
                                       BEGINNING      TO COSTS       OTHER ACCOUNTS    DEDUCTIONS       AT END
         DESCRIPTION                   OF PERIOD    AND EXPENSES        -DESCRIBE      - DESCRIBE     OF PERIOD
===============================================================================================================
Allowance for doubtful accounts deducted
   from trade accounts receivable:

Years ended:

   February 29, 1996.................  $     282     $     610        $        -       $  334 (A)     $     558
                                       =========     =========        ==========       ======         =========
   February 28, 1995.................  $     320     $      27        $        -       $   65 (A)           282
                                       =========     =========        ==========       ======         =========
   February 26, 1994.................  $     304     $     879        $        -       $  863 (A)           320
                                       =========     =========        ==========       ======         =========





(A) Amounts were deemed uncollectible.




                                    -F20-

                                INDEX TO EXHIBITS


Exhibit No.      Description

  2.1            Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy
                 Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products,
                 Inc.).

  3.1            Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company's
                 Quarterly Report on Form 10-K for the fiscal quarter ended August 31, 1996).

  3.2            By-laws (filed as Appendix C to the Proxy Statement/Prospectus of the Company and Steel
                 City Products, Inc. dated April 16, 1991).

  4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see Exhibit 2, above).

*10.1            Form of Option Agreement dated August 29, 1991 with directors and executive officers
                 (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

 10.2            Agreement dated June 11, 1991 with Prudential-Bache Special Situations Fund (filed as
                 Exhibit 10(q) to the Annual Report on Form 10-K of Steel City Products, Inc. for the
                 fiscal year ended March 3, 1990).

*10.3            Employment Agreement with Harold Garfinkel dated as of November 1, 1993 (filed as
                 Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 February 26, 1994).

 10.4            Agreement between Harold Garfinkel and H&H Distributors, Inc. dated as of November 1,
                 1993 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

 10.5            Credit Agreement by and between Steel City Products, Inc. and Integra Bank Pittsburgh
                 (filed as Exhibit 10.1 to SCPI's Quarterly Report on Form 10-Q for the period ended
                 August 27, 1994).

 10.6            Mortgage and Security Agreement by and between Steel City Products, Inc. and Integra
                 Bank Pittsburgh (filed as Exhibit 10.2 to SCPI's Quarterly Report on Form 10-Q for the
                 period ended August 27, 1994).

 10.7            Credit Agreement by and between Oakhurst Capital, Inc. and Integra Bank Pittsburgh
                 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

 10.8            Pledge and Security agreements between Oakhurst Capital, Inc. and Integra Bank
                 Pittsburgh (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                 the period ended August 27, 1994).

 10.9            Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service
                 Company, Inc. by Oakhurst Capital, Inc., also containing employment agreements with
                 James Dowling, Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the period ended August 27, 1994).

*10.10           Stock Purchase Agreement dated as of October 20, 1994 among Oakhurst Capital, Inc.,
                 Puma Products (formerly LBI Corporation) and Anthony Puma also containing employment agreements with Anthony Puma and Laurence Finman (filed as an exhibit to Oakhurst's
                 Form 8-K filed on October 26, 1994).

 10.11           Lease agreements by and between James Dowling and Dowling's Fleet Service Company, Inc.
                 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 10.12           Lease agreement by and between Anthony Puma and Puma Products (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                 1995).

*10.13           The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

*10.14           The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 February 28, 1995).

 10.15           Letter agreement dated January 3, 1996 between SCPI and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between SCPI and Integra (filed as
                 Exhibit 10.17 to Oakhurst's Registration Statement on Form S-1, file #333-00173, filed on January 12, 1996).

 10.16           Letter agreement dated January 3, 1996 between Oakhurst and Integra Bank Pittsburgh amending the Credit Agreement, dated August 1, 1994 between Oakhurst and Integra (filed as Exhibit 10.16 to Oakhurst's Registration Statement on Form S-1, file #333-00173, filed on January 12, 1996).

 10.17           Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured
                 Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 - filed herewith.

 10.18           Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation
                 dated March 28, 1996 - filed herewith.

 10.19           Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 -
                 filed herewith.

*10.20           Consulting Agreement with Mark Auerbach dated as of December 19, 1995 and Options
                 Agreement with Mark Auerbach dated as of December 19, 1995 - filed herewith.

*10.21           Employment Agreement between Oakhurst Management Corporation and John R. Ruda dated as of December 19, 1995 - filed herewith.

 11              Statement of re-computation of per-share earnings - filed herewith.

 22              Subsidiaries:            Steel City Products, Inc.
                                          H&H Distributors, Inc.
                                          Dowling's Fleet Service Company, Inc.
                                          Puma Products, Inc.
                                          Oakhurst Management Corporation

 27              Financial Data Schedule (EDGAR transmission only) - filed herewith.

- -----------------
*        Management contract or compensatory plan or arrangement.