Form 10-Q
period 1996-05-31
OAKHURST CO INC
filed 1996-07-15
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: May 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

Commission file number:   0-19450

                           OAKHURST COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         DELAWARE                                            25-1655321
 ---------------------------                          -----------------------
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


  ----------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                 ---        ---

         As of July 1, 1996, 3,201,144 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Balance Sheets at May 31, 1996 (unaudited)
  and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . .     3


Statements of Operations for the three month periods ended
  May 31, 1996 and May 31, 1995 (unaudited) . . . . . . . . . . . . .     4


Statement of Stockholders' Equity for the three months
  ended May 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . .     5


Statements of Cash Flows for the three month periods ended
  May 31, 1996 and May 31, 1995 (unaudited) . . . . . . . . . . . . .     6


Notes to financial statements (unaudited) . . . . . . . . . . . . . .     7

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS                                       MAY 31,        FEBRUARY 29,
                                                                                  1996              1996
                                                                               -----------      ------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents.................................................     $     503       $     318
  Trade accounts receivable, less allowance of $448 and $558, respectively..         5,024           4,027
  Commissions receivable....................................................           149             230
  Other receivables.........................................................           526             564
  Inventories...............................................................         7,731           8,080
  Deferred tax asset........................................................           112             145
  Other.....................................................................           768             467
                                                                                 ---------       ---------
            Total current assets............................................        14,813          13,831
                                                                                 ---------       ---------
Property and equipment, at cost.............................................         3,305           3,216
  Less accumulated depreciation.............................................        (1,224)         (1,109)
                                                                                 ---------       ---------
                                                                                     2,081           2,107
                                                                                 ---------       ---------
Deferred tax asset, less valuation allowance of $46,800.....................         3,974           3,941
Excess of cost over net assets acquired, net................................         5,937           6,035
Other assets................................................................           473             203
                                                                                 ---------       ---------
                                                                                    10,384          10,179
                                                                                 ---------       ---------
                                                                                 $  27,278       $  26,117
                                                                                 =========       =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................     $   6,380       $   5,762
  Note payable..............................................................           105               -
  Accrued compensation......................................................           328             369
  Current maturities of long-term obligations...............................           380             284
  Current maturities of long-term obligations, related parties..............           148             169
  Net obligation of discontinued business segment-current portion...........           482             465
  Other.....................................................................           433             600
                                                                                 ---------       ---------
            Total current liabilities.......................................         8,256           7,649
                                                                                 ---------       ---------
Long-term obligations:
  Net obligation of discontinued business segment...........................           678             678
  Long-term debt............................................................         6,283           5,179
  Long-term debt, related parties...........................................         1,492           1,574
  Other long-term obligations...............................................           134             138
                                                                                 ---------       ---------
                                                                                     8,587           7,569
                                                                                 ---------       ---------
Commitments and contingencies...............................................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued             -               -
  Common stock, par value $0.01 per share; authorized 14,000,000
     shares; issued 3,201,144 and 3,195,235 shares, respectively............            32              32
  Additional paid-in capital................................................        46,529          46,522
  Deficit (Reorganized on August 26, 1989)..................................       (36,125)        (35,654)
  Treasury stock, at cost, 207 common shares................................            (1)             (1)
                                                                                 ---------       ---------
            Total stockholders' equity......................................        10,435          10,899
                                                                                 ---------       ---------
                                                                                 $  27,278       $  26,117
                                                                                 =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (Unaudited)


                                                          THREE MONTHS        THREE MONTHS
                                                             ENDED                ENDED
                                                            MAY 31,              MAY 31,
                                                             1996                 1995
                                                          ----------           ----------
Sales.................................................    $   10,892           $   13,026
Other income..........................................            45                   45
                                                          ----------           ----------
                                                              10,937               13,071
                                                          ----------           ----------

Cost of goods sold, including occupancy and
  buying expenses.....................................         8,480               10,139
Operating, selling and administrative expenses........         2,574                2,716
Provision for doubtful accounts.......................            30                   62
Amortization of excess of cost over net assets
  acquired............................................           112                  137
Interest expense......................................           204                  195
                                                          ----------           ----------
                                                              11,400               13,249
                                                          ----------           ----------

Net loss before income taxes..........................          (463)                (178)

Income tax expense.....................................           (8)                 (38)
                                                          ----------           ----------

Net loss..............................................    $     (471)          $     (216)
                                                          ==========           ==========

Net loss per share....................................    $    (0.15)          $    (0.07)
                                                          ==========           ==========

Weighted average number of shares outstanding
  used in computing per share amount..................     3,197,183            3,190,365
                                                          ==========           ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


                                           COMMON STOCK       ADDITIONAL    RETAINED           TREASURY STOCK
                                     ----------------------    PAID-IN      EARNINGS         -----------------
                                      SHARES      PAR VALUE    CAPITAL      (DEFICIT)        SHARES       COST
                                     ---------    ---------   ----------    --------         ------       ----
Balances, February 29, 1996........  3,195,235      $32        $46,522      ($35,654)          207        ($1)

Net loss for the period............                                             (471)

Stock award........................      5,909        *              7

                                     ---------      ---        -------      --------           ---        ---
Balances, May 31, 1996.............  3,201,144      $32        $46,529      ($36,125)          207        ($1)
                                     =========      ===        =======      ========           ===        ===


   *Rounds to less than one thousand


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                               THREE MONTHS     THREE MONTHS
                                                                   ENDED            ENDED
                                                                  MAY 31,          MAY 31,
                                                                   1996             1995
                                                                ---------         --------
   Cash flows from operating activities:
     Net loss...............................................    $    (471)        $   (216)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
       Depreciation and amortization........................          281              233
       Loss on retirement of assets.........................            5                -
       Stock awards.........................................            7               19
     Other changes in operating assets and liabilities:
       Accounts receivable..................................         (947)             188
       Inventories..........................................          512              332
       Accounts payable.....................................          583              354
       Other................................................         (232)            (385)
                                                                ---------         --------
   Net cash (used in) provided by operating activities of:
     Continuing operations..................................         (262)             525
     Discontinued operations................................           17               21
                                                                ---------         --------
   Net cash (used in) provided by operating activities......         (245)             546
                                                                ---------         --------

   Cash flows from investing activities:
     Additions to property and equipment....................          (70)            (109)
     Acquisition of a subsidiary, net of cash acquired......          (79)               -
     Net change in the excess of cost over net assets
       acquired.............................................            -             (125)
     Other..................................................            -              (10)
                                                                ---------         --------
   Net cash used in investing activities....................         (149)            (244)
                                                                ---------         --------

   Cash flows from financing activities:
     Net borrowings under revolving credit agreement........        1,154               25
     Proceeds from issuance of long-term debt...............        1,500                -
     Repayment of note payable..............................            -              (45)
     Principal payments on long-term obligations............       (1,878)            (143)
     Deferred loan costs....................................         (197)               -
                                                                ---------         --------
   Net cash provided by (used in) financing activities......          579             (163)
                                                                ---------         --------

   Net increase in cash and cash equivalents................          185              139
   Cash and cash equivalents at beginning of period.........          318              314
                                                                ---------         --------
   Cash and cash equivalents at end of period...............    $     503         $    453
                                                                =========         ========





                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        THREE MONTHS ENDED MAY 31, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or the "Company") was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of SCPI. Accordingly, Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying financial statements reflect this control and include the accounts of SCPI.

         Oakhurst owns all of the outstanding capital stock of H&H Distributors, Inc. d/b/a Harry Survis Auto Centers, ("H&H"), of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma"). In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. In March 1996, Dowling's acquired the outstanding capital stock of G&O Sales Company ("G&O") (see Note 2). The accompanying consolidated financial statements include the accounts of these subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal, recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 29, 1996 ("fiscal 1996") as filed in the Company's Annual Report on Form 10-K.


2.  DOWLING'S ACQUISITION OF A SUBSIDIARY

         On March 28, 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania. The purchase price of approximately $210,000 consisted of $105,000 in cash, with the balance in the form of a note payable to the seller. The note bears interest at 7%, and is due on the first anniversary of the acquisition date, together with interest thereon. The seller continues with G&O under a four year employment agreement.

         In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the next four years. The non-compete agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         The acquisition did not have an impact on Oakhurst's earnings per share, and accordingly, pro forma information has not been presented. In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):

               Fair value of assets acquired . . .       $279
               Liabilities assumed . . . . . . . .         67
                                                         ----
                  Net assets acquired  . . . . . .       $212
                                                         ====

3.  RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement is effective beginning in the Company's current fiscal year. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

         In the first quarter, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $149 million of net operating loss carryforwards) attributable to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

         Oakhurst, through SCPI and three wholly-owned subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories to independent retailers from a facility in Pittsburgh, Pennsylvania. H&H Distributors, Inc., d/b/a Harry Survis Auto Centers ("H&H") is a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones. Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products. Puma Products, Inc. ("Puma") is a Texas-based distributor of after-market products to the light truck and van conversion industry.

         On March 28, 1996, Dowling's acquired all of the outstanding capital stock of G&O Sales Company, Inc. ("G&O"), also a distributor of radiators that is based in Philadelphia, Pennsylvania, with the intent of expanding into the greater Philadelphia market. The purchase price of approximately $210,000 consisted of $105,000 in cash, with the balance in the form of a note payable to the seller. The note bears interest at 7%, and is due on the first anniversary of the acquisition date, together with interest thereon. In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of certain defined profits of G&O for the next four years. The non-compete agreement has been discounted using an imputed discount rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years. The G&O acquisition did not have a material impact on Oakhurst's financial position.

         In addition to cash derived from the operations of its four subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's level of working capital needs varies primarily with the amount of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at the SCPI subsidiary which from time to time grants extended payment terms for seasonal inventory build-ups, and the amount of credit extended by suppliers.

         At May 31, 1996, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which included a SCPI term loan with a balance of approximately $1.5 million, and borrowings of approximately $4.9 million under a revolving credit facility (the "Revolver"),
(ii) debt in connection with the acquisitions of Puma, Dowling's and G&O, and
(iii) notes payable with outstanding principal balances aggregating approximately $1.1 million that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries obtained the two year Credit Facility on March 28, 1996. The initial aggregate amount borrowed under the Revolver was approximately $4.2 million, which was used primarily to repay existing revolving debt. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $250,000.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $8 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for the Company's foreseeable working capital requirements, including seasonal fluctuations.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         At May 31, 1996, there had been no material changes in the Company's financial condition from February 29, 1996, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1996 COMPARED WITH THREE MONTHS ENDED MAY 31, 1995

         Consolidated sales for the current year first quarter decreased by approximately $2.1 million, or by 16.4% when compared with the prior year. The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year. One customer was lost in October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996.
Sales to these two customers in the first quarter of the prior year aggregated $3.6 million. Sales of car alarms and stereo accessories decreased by $135,000 due to the lower retail demand, and cellular phone commissions also decreased by $195,000 due to a lower average commission rate this year, combined with fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $195,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         The addition of new customers by SCPI and of new product lines by H&H together accounted for $1.2 million in new sales, partially offsetting the decrease. Sales of radiators and related products by Dowling's increased over the first quarter of the prior year by $1.1 million, representing an increase of over 50%, which is attributed to an improved competitive situation this year in Dowling's markets, combined with higher spring temperatures that tend to adversely affect car radiators.

         Management expects that sales attributable to SCPI will continue to be lower in the second and third quarters of the current year than in the same quarters of the prior year, because sales to new customers are not expected to completely offset the business lost during the prior year. However, there can be no assurances that

SCPI can obtain a sufficient number of new customers or sufficient levels of new business to return sales to historical levels achieved in years prior to fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while further new customers and product lines are sought, and in the first quarter of the current year, cash flow from SCPI's operations was positive, despite the lower sales levels. The sales recovery at Dowling's is also expected to continue, and should partially offset the negative impact of lower sales by SCPI.

         Gross profits were $2.4 million, or 22.1% of sales, in the current year first quarter compared with $2.9 million, or 22.2% of sales, in the prior year period, with the decrease in profits resulting from lower levels of sales.

         There were improvements in all of the Company's subsidiaries' gross margin levels, except those which were attributable to SCPI, which reported a small decline. The improvements related principally to radiator and cellular phone profits, and gross margin on these products is expected to continue at current levels for the remainder of fiscal 1997. However, the decrease in SCPI's gross margin, attributed primarily to the product mix of its customers, offset these gains.

         Operating, selling and administrative expenses decreased by $142,000 when compared to the prior year, which primarily reflected management's efforts to reduce expenses and its work force in reaction to lower levels of sales.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

       There are no material legal proceedings against the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             27.   Financial Data Schedule


       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OAKHURST COMPANY, INC.


Date:    July 12, 1996                By: /s/ Mark Auerbach
                                          --------------------------------------
                                          Mr. Mark Auerbach
                                          Chief Executive Officer
                                          Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                           Description
- -------                          -----------

  27            Financial Data Schedule