Form 10-Q
period 1996-08-31
OAKHURST CO INC
filed 1996-10-16
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: August 31, 1996
                                ---------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------
Commission file number:   0-19450


                           OAKHURST COMPANY, INC.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


      DELAWARE                                              25-1655321
------------------------                                   --------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)



                  1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                    75050
               -----------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (972) 660-4499
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)


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

         As of October 1, 1996, 3,201,144 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES



Consolidated Balance Sheets at August 31, 1996 (unaudited)
 and February 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3


Consolidated Statements of Operations for the three month periods ended
  August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . . . . .                   4


Consolidated Statements of Operations for the six month periods ended
  August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . . . . .                   5


Consolidated Statement of Stockholders' Equity for the six months
  ended August 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . .           6


Consolidated Statements of Cash Flows for the six month periods
  ended August 31, 1996 and August 31, 1995 (unaudited) . . . . . . . . . .                   7


Notes to financial statements (unaudited) . . . . . . . . . . . . . . . . .                   8


                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)


                                   ASSETS                                                 August 31,         February 29,
                                                                                            1996                1996
                                                                                       --------------       ---------------
                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents.......................................................      $         196        $         318
  Trade accounts receivable, less allowance of $492 and $558, respectively........              4,929                4,027
  Commissions receivable..........................................................                161                  230
  Other receivables...............................................................                315                  564
  Inventories.....................................................................              8,252                8,080
  Deferred tax asset..............................................................                 75                  145
  Other...........................................................................                853                  467
                                                                                        -------------        -------------
            Total current assets..................................................             14,781               13,831
                                                                                        -------------        -------------

Property and equipment, at cost...................................................              3,335                3,216
  Less accumulated depreciation...................................................             (1,346)              (1,109)
                                                                                        -------------        -------------
                                                                                                1,989                2,107
                                                                                        -------------        -------------

Deferred tax asset, less valuation allowance of $46,800...........................              4,011                3,941
Excess of cost over net assets acquired, net......................................              5,825                6,035
Other assets......................................................................                476                  203
                                                                                        -------------        -------------
                                                                                               10,312               10,179
                                                                                        -------------        -------------

                                                                                        $      27,082        $      26,117
                                                                                        -------------        -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................      $       6,196        $       5,762
  Note payable....................................................................                105                    -
  Accrued compensation............................................................                322                  369
  Current maturities of long-term obligations.....................................                381                  284
  Current maturities of long-term obligations, related parties....................                 98                  169
  Net obligation of discontinued business segment-current portion.................                526                  465
  Other...........................................................................                393                  600
                                                                                        -------------        -------------
            Total current liabilities.............................................              8,021                7,649
                                                                                        -------------        -------------
Long-term obligations:
  Net obligation of discontinued business segment.................................                349                  678
  Long-term debt..................................................................              7,084                5,179
  Long-term debt, related parties.................................................              1,498                1,574
  Other long-term obligations.....................................................                127                  138
                                                                                        -------------        -------------
                                                                                                9,058                7,569
                                                                                        -------------        -------------
Commitments and contingencies.....................................................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued......                  -                    -
  Common stock, par value $0.01 per share; authorized 14,000,000
     shares; issued 3,201,144 and 3,195,235 shares, respectively..................                 32                   32
  Additional paid-in capital......................................................             46,529               46,522
  Deficit (Reorganized on August 26, 1989)........................................            (36,557)             (35,654)
  Treasury stock, at cost, 207 common shares......................................                 (1)                  (1)
                                                                                        -------------        -------------
            Total stockholders' equity............................................             10,003               10,899
                                                                                        -------------        -------------
                                                                                        $      27,082        $      26,117
                                                                                        =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollar amounts in thousands, except per share data)
                              (Unaudited)


                                                               THREE MONTHS  THREE MONTHS
                                                                  ENDED         ENDED
                                                                AUGUST 31,    AUGUST 31,
                                                                   1996          1995
                                                                ----------    ----------
Sales........................................................   $   11,454    $   13,517
Other income.................................................           89           151
                                                                ----------    ----------
                                                                    11,543        13,668
                                                                ----------    ----------
Cost of goods sold, including occupancy and
  buying expenses............................................        8,877        10,690
Operating, selling and administrative expenses...............        2,741         2,945
Provision for doubtful accounts..............................           21           205
Amortization of excess of cost over net assets acquired......          111           125
Interest expense.............................................          218           182

                                                                ----------    ----------
                                                                    11,968        14,147
                                                                ----------    ----------

Net loss before income taxes.................................         (425)         (479)

Income tax (expense) benefit.................................           (7)           30
                                                                ----------    ----------
Net loss.....................................................   $     (432)   $     (449)
                                                                ==========    ==========



Net loss per share...........................................   $    (0.13)   $    (0.14)
                                                                ==========    ==========

Weighted average number of shares outstanding
  used in computing per share amount.........................    3,201,144     3,195,235
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

            OAKHURST COMPANY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
      (Dollar amounts in thousands, except per share data)
                          (Unaudited)




                                                   SIX MONTHS    SIX MONTHS
                                                     ENDED         ENDED
                                                   AUGUST 31,    AUGUST 31,
                                                      1996          1995
                                                   ----------   ----------
Sales............................................  $   22,346   $   26,542
Other income.....................................         134          197
                                                   ----------   ----------
                                                       22,480       26,739
                                                   ----------   ----------

Cost of goods sold, including occupancy and
  buying expenses................................      17,357       20,828
Operating, selling and administrative expenses...       5,315        5,660
Provision for doubtful accounts..................          51          267
Amortization of excess of cost over net
  assets acquired................................         223          262
Interest expense.................................         422          377
                                                   ----------   ----------
                                                       23,368       27,394
                                                   ----------   ----------

Net loss before income taxes.....................        (888)        (655)

Income tax expense...............................         (15)          (9)
                                                   ----------   ----------
Net loss.........................................  $     (903)  $     (664)
                                                   ==========   ==========




Net loss per share...............................  $    (0.28)  $    (0.21)
                                                   ==========   ==========
Weighted average number of shares outstanding
  used in computing per share amount.............   3,199,164    3,192,832
                                                   ==========   ==========










The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1996
                             (Dollars in thousands)
                                  (Unaudited)





                                              COMMON STOCK         ADDITIONAL      RETAINED           TREASURY STOCK
                                          --------------------      PAID-IN        EARNINGS          ----------------
                                          SHARES     PAR VALUE      CAPITAL        (DEFICIT)         SHARES      COST
                                          --------------------     ----------     ------------    -----------------------

Balances, February 29, 1996..........     3,195,235     $  32      $   46,522        ($35,654)        207         ($1)


Net loss for the period..............                                                    (903)


Stock award..........................         5,909         *               7


                                          ---------     -----      ----------     -----------     -------     -------
Balances, August 31, 1996............     3,201,144     $  32      $   46,529        ($36,557)        207         ($1)
                                          ---------     -----      ----------     -----------     -------     -------



   *Rounds to less than one thousand





  The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                   SIX MONTHS           SIX MONTHS
                                                                                     ENDED                ENDED
                                                                                   AUGUST 31,           AUGUST 31,
                                                                                      1996                 1995
                                                                               -----------------     ----------------
   Cash flows from operating activities:
     Net loss.........................................................         $      (903)           $     (664)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization..................................                 609                   444
       Loss on retirement of assets...................................                   5                    10
       Stock awards...................................................                   7                    19
     Other changes in operating assets and liabilities:
       Accounts receivable............................................                (852)                  529
       Inventories....................................................                  (9)                  977
       Accounts payable...............................................                 399                (1,223)
       Other..........................................................                (168)                 (175)
                                                                               -----------            ----------
   Net cash used in operating activities of:
     Continuing operations............................................                (912)                  (83)
     Discontinued operations..........................................                (268)                 (273)
                                                                               -----------            ----------
   Net cash used in operating activities..............................              (1,180)                 (356)
                                                                               -----------            ----------

   Cash flows from investing activities:
     Additions to property and equipment..............................                (100)                 (216)
     Acquisition of a subsidiary, net of cash acquired................                 (79)                    -
     Net change in the excess of cost over net assets acquired........                   -                  (151)
     Other............................................................                 (25)                    -
                                                                               -----------            ----------
   Net cash used in investing activities..............................                (204)                 (367)
                                                                               -----------            ----------

   Cash flows from financing activities:
     Net borrowings under revolving credit agreement..................               2,038                 1,275
     Proceeds from issuance of long-term debt.........................               1,500                     -
     Repayment of note payable........................................                   -                  (258)
     Principal payments on long-term obligations......................              (2,052)                 (306)
     Deferred loan costs..............................................                (224)                    -
                                                                               -----------            ----------

   Net cash provided by financing activities..........................               1,262                   711
                                                                               -----------            ----------

   Net decrease in cash and cash equivalents..........................                (122)                  (12)
   Cash and cash equivalents at beginning of period...................                 318                   314
                                                                               -----------            ----------
   Cash and cash equivalents at end of period.........................         $       196            $      302
                                                                               ===========            ==========

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

                   OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      SIX MONTHS ENDED AUGUST 31, 1996
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Oakhurst owns all of the outstanding capital stock of H&H Distributors, Inc., d/b/a Harry Survis Auto Centers, ("H&H"), of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma"). In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. In March 1996, Dowling's acquired the outstanding capital stock of G&O Sales Company ("G&O") (see Note 2). The accompanying consolidated financial statements include the accounts of these subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The acquisition did not have an impact on Oakhurst's earnings per share, and accordingly, pro forma information has not been presented.

         In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):


                   Fair value of assets acquired .           $279
                   Liabilities assumed . . . . . .             67
                                                             ----
                      Net assets acquired  . . . .           $212
                                                             ====


3.  RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement is effective beginning in the Company's current fiscal year. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

         In the first quarter, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $149 million of net operating loss carryforwards) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

         Oakhurst, through SCPI and three wholly-owned subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is mainly the distribution of automotive parts and accessories to
independent retailers from a facility in Pittsburgh, Pennsylvania.   Dowling's
Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products. Puma Products, Inc. ("Puma") is a Texas-based distributor of after-market products to the light truck and van conversion industry. H&H Distributors, Inc., d/b/a Harry Survis Auto Centers ("H&H") is a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones.

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

         During the three months ended August 31, 1996, SCPI also began distributing pet supply products to certain of its customers.

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

         At August 31, 1996, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which included a SCPI term loan with a balance of approximately $1.4 million, and borrowings of approximately $5.8 million under a revolving credit facility (the "Revolver"), (ii) debt in connection with the acquisitions of Puma, Dowling's and G&O, and (iii) notes payable with outstanding principal balances aggregating approximately $820,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

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

         At August 31, 1996, there had been no other material changes in the Company's financial condition from February 29, 1996, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         In the current year, management expects SCPI's sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. In the first half of the current year, SCPI's cash flow from continuing operations was positive, despite the lower sales levels, but not in amounts sufficient to satisfy all of SCPI's scheduled principal payments. There can be no assurance that SCPI can obtain enough new customers or sufficient levels of new business to return sales and profits to historical levels. The sales recovery at Dowling's is also expected to continue, and should partially offset the negative impact of lower sales by SCPI.

THREE MONTHS ENDED AUGUST 31, 1996 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1995

         Consolidated sales for the current year second quarter decreased by approximately $2.1 million, or by 15.3% when compared with the prior year.
The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year. One customer was lost in October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996. The decrease in sales in the current year second quarter attributable to these two customers aggregated $2.6 million. Sales of car alarms, stereo accessories and cruise control equipment decreased by $135,000 due to the lower retail demand, and cellular phone commissions also decreased by $93,000 because of fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $195,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         Certain increases in sales partially offset the decreases described above. Sales of radiators and related products by Dowling's increased over the second quarter of the prior year by $475,000, representing an increase of approximately 13.5%, which is attributed to an improved competitive situation this year in Dowling's markets, an increase in market share, and the addition of the G&O facility in Philadelphia. The addition of new customers by SCPI and of new product lines by SCPI and H&H together accounted for $350,000 in new sales, and sales to SCPI's existing customers increased by approximately $120,000.

         Gross profits were $2.6 million, or 22.5% of sales, in the current year second quarter compared with $2.8 million, or 20.9% of sales, in the prior year period. Lower levels of sales by most of the subsidiaries contributed to lower profits of approximately $565,000, but this was partially offset by improved gross margins earned by most of the subsidiaries, most particularly H&H and Dowling's, and by an increase in sales attributable to Dowling's. The increased gross margin performance by the two subsidiaries was due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $204,000 when compared to the prior year, which primarily reflected management's efforts to reduce SCPI's expenses and work force in reaction to lower levels of sales.

         There was a decrease of $184,000 in the provision for doubtful accounts in the current year second quarter compared with the same period in the prior year, when SCPI recorded a provision for the expected bankruptcy of a large customer.


SIX MONTHS ENDED AUGUST 31, 1996 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1995

         Consolidated sales for the current year decreased by approximately $4.2 million, or by 15.8% when compared with the prior year. The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year, as previously discussed. These two customers accounted for a decrease in sales in the current year of approximately $6.1 million. Sales of car alarms, stereo accessories and cruise control equipment decreased by approximately $225,000 due to the lower retail demand, and cellular phone commissions also decreased by $305,000 because of a lower average commission rate this year combined with fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $395,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         The addition of new customers by SCPI and of new product lines by it and by H&H together accounted for $1.5 million in new sales, partially offsetting the sales decreases. Sales of radiators and related products by Dowling's increased over the prior year by $1.6 million, representing an increase of almost 28%, which is attributed to an improved competitive situation this year in Dowling's markets, combined with favorable weather in the first quarter, an increase in market share, and the addition of the Philadelphia facility.

         Gross profits were approximately $5 million, or 22.3% of sales, in the current year compared with $5.7 million, or 21.5% of sales, in the prior year period. Lower levels of sales by most of the subsidiaries contributed to lower profits of approximately $1.3 million, but this was partially offset by improved gross margins earned by most of the subsidiaries, most particularly H&H and Dowling's, and by an increase in sales attributable to Dowling's. The increased gross margin performance by these two subsidiaries was principally due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $345,000 when compared to the prior year, which primarily reflected management's efforts to reduce expenses and its work force in reaction to lower levels of sales.

         There was a decrease of $216,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of SCPI's largest customers.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         There are no material legal proceedings against the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On July 18, 1996, the Company held its Annual Meeting of Stockholders. The following matters were submitted to a vote of security holders:

         The election of one Class I director to serve for a term of three years and until his successor is elected and qualified. The results of the voting were as follows:

                    Nominee                Votes For          Votes Withheld
              ----------------             ----------         --------------
              Robert M. Davies             2,219,199               19,224


         To consider the approval of an amendment to the Company's 1994 Omnibus Stock Plan to increase the shares issuable thereunder from 350,000 shares to 500,000 shares.


                   For          Against       Abstain       No Vote
               ---------       ---------      -------       -------
               2,056,141        65,407        18,559          -0-

         To authorize the Company-designated proxy holders to vote on such other matters as might come before the meeting including, but not limited to the adjournment of the meeting to solicit additional votes to achieve a quorum or to obtain an affirmative vote on a proposal. The results of the voting were as follows:

                   For          Against        Abstain       No Vote
               ---------        ---------      -------       -------
               2,196,069        22,383         19,971          -0-



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


                                        OAKHURST COMPANY, INC.


Date:    October 14, 1996               By: /s/   Mark Auerbach
                                            ---------------------------
                                            Mr. Mark Auerbach
                                            Chief Executive Officer
                                            Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
Number                   Description
-------                  -----------

 27               Financial Data Schedule