Form 10-Q
period 1996-11-30
OAKHURST CO INC
filed 1997-01-14
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: November 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               25-1655321
           ------------------------                 -------------------
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

         As of January 1, 1997, 3,201,144 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at November 30, 1996 (unaudited)
 and February 29, 1996.......................................................  3


Consolidated Statements of Operations for the three month periods ended
 November 30, 1996 and November 30, 1995 (unaudited).........................  4


Consolidated Statements of Operations for the nine month periods ended
 November 30, 1996 and November 30, 1995 (unaudited).........................  5


Consolidated Statement of Stockholders' Equity for the nine months ended November 30, 1996 (unaudited) ........................................  6


Consolidated Statements of Cash Flows for the nine month periods ended
 November 30, 1996 and November 30, 1995 (unaudited).........................  7


Notes to consolidated financial statements (unaudited).......................  8

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 ASSETS                                      NOVEMBER 30,            FEBRUARY 29,
                                                                                                1996                    1996
                                                                                             ------------            -----------
                                                                                             (Unaudited)
Current assets:
        Cash and cash equivalents.......................................................     $       164             $       318
        Trade accounts receivable, less allowance of $505 and $558, respectively........           4,487                   4,027
        Commissions receivable..........................................................             113                     230
        Other receivables...............................................................             292                     564
        Inventories.....................................................................           7,214                   8,080
        Deferred tax asset..............................................................              75                     145
        Other...........................................................................             600                     467
                                                                                             -----------             -----------
                Total current assets....................................................          12,945                  13,831
                                                                                             -----------             -----------

Property and equipment, at cost.........................................................           3,402                   3,216
        Less accumulated depreciation...................................................          (1,474)                 (1,109)
                                                                                             -----------             -----------
                                                                                                   1,928                   2,107
                                                                                             -----------             -----------

Deferred tax asset, less valuation allowance of $46,800.................................           4,011                   3,941
Excess of cost over net assets acquired, net............................................           5,714                   6,035
Other assets............................................................................             458                     203
                                                                                             -----------             -----------
                                                                                                  10,183                  10,179
                                                                                             -----------             -----------

                                                                                             $    25,056             $    26,117
                                                                                             ===========             ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable................................................................     $     5,516             $     5,762
        Note payable....................................................................             105                       -
        Accrued compensation............................................................             290                     369
        Current maturities of long-term obligations.....................................             393                     284
        Current maturities of long-term obligations, related parties....................              88                     169
        Net obligation of discontinued business segment-current portion.................             530                     465
        Other...........................................................................             486                     600
                                                                                             -----------             -----------
                Total current liabilities...............................................           7,408                   7,649
                                                                                             -----------             -----------
Long-term obligations:
        Net obligation of discontinued business segment.................................             349                     678
        Long-term debt..................................................................           6,275                   5,179
        Long-term debt, related parties.................................................           1,497                   1,574
        Other long-term obligations.....................................................             109                     138
                                                                                             -----------             -----------
                                                                                                   8,230                   7,569
                                                                                             -----------             -----------
Commitments and contingencies...........................................................

Stockholders' equity:
        Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued......               -                       -
        Common stock, par value $0.01 per share; authorized 14,000,000
           shares; issued 3,201,144 and 3,195,235 shares, respectively..................              32                      32
        Additional paid-in capital......................................................          46,529                  46,522
        Deficit (Reorganized on August 26, 1989)........................................         (37,142)                (35,654)
        Treasury stock, at cost, 207 common shares......................................              (1)                     (1)
                                                                                             -----------             -----------
                Total stockholders' equity..............................................           9,418                  10,899
                                                                                             -----------             -----------
                                                                                             $    25,056             $    26,117
                                                                                             ===========             ===========

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)





                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED           ENDED
                                                            NOVEMBER 30,    NOVEMBER 30,
                                                                1996            1995
                                                            -----------    -------------
Sales ...................................................   $    10,247    $      11,580
Other income ............................................            32               59
                                                            -----------    -------------
                                                                 10,279           11,639
                                                            -----------    -------------

Cost of goods sold, including occupancy and
  buying expenses .......................................         8,026            9,100
Operating, selling and administrative expenses ..........         2,494            2,684
Provision for doubtful accounts .........................            28               21
Amortization of excess of cost over net assets acquired .           111              119
Interest expense ........................................           225              181
                                                            -----------    -------------
                                                                 10,884           12,105
                                                            -----------    -------------

Net loss before income taxes ............................          (605)            (466)

Income tax benefit (expense) ............................            18           (1,954)
                                                            -----------    -------------

Net loss ................................................   $      (587)   $      (2,420)
                                                            ===========    =============




Net loss per share ......................................   $     (0.18)   $       (0.76)
                                                            ===========    =============
Weighted average number of shares outstanding
  used in computing per share amount ....................     3,201,144        3,195,235
                                                            ===========    =============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)





                                                           NINE MONTHS      NINE MONTHS
                                                              ENDED            ENDED
                                                           NOVEMBER 30,     NOVEMBER 30,
                                                               1996             1995
                                                           ------------     -----------
Sales..................................................... $     32,594     $    38,122
Other income..............................................          166             256
                                                           ------------     -----------
                                                                 32,760          38,378
                                                           ------------     -----------
Cost of goods sold, including occupancy and
  buying expenses.........................................       25,383          29,929
Operating, selling and administrative expenses............        7,809           8,336
Provision for doubtful accounts...........................           78             288
Amortization of excess of cost over net assets acquired...          335             379
Interest expense..........................................          646             567
                                                           ------------     -----------
                                                                 34,251          39,499
                                                           ------------     -----------

Net loss before income taxes..............................       (1,491)         (1,121)

Income tax benefit (expense)..............................            3          (1,963)
                                                           ------------     -----------

Net loss.................................................. $     (1,488)    $    (3,084)
                                                           ============     ===========


Net loss per share........................................ $      (0.47)    $     (0.97)
                                                           ============     ===========
Weighted average number of shares outstanding
  used in computing per share amount......................    3,199,164       3,193,633
                                                           ============     ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1996
                            (DOLLARS IN THOUSANDS)
                                  (Unaudited)



                                    COMMON STOCK     ADDITIONAL  RETAINED     TREASURY STOCK
                                -------------------   PAID-IN    EARNINGS     ---------------
                                SHARES    PAR VALUE   CAPITAL   (DEFICIT)     SHARES     COST
                                ------    ---------   -------   ---------     -------    ----
Balances, February 29, 1996... 3,195,235      $32     $46,522    ($35,654)       207     ($1)



Net loss for the period.......                                     (1,488)


Stock award...................     5,909        *           7


                               ---------      ---     -------    --------        ---     ---
Balances, November 30, 1996.   3,201,144      $32     $46,529    ($37,142)       207     ($1)
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                              NINE MONTHS   NINE MONTHS
                                                                 ENDED        ENDED
                                                              NOVEMBER 30, NOVEMBER 30,
                                                                  1996         1995
                                                              ------------ ------------
Cash flows from operating activities:
  Net loss....................................................$   (1,488)  $  (3,084)
  Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
    Depreciation and amortization.............................       899         676
    Deferred tax expense......................................         -       2,000
    Loss on retirement of assets..............................         5          28
    Stock awards..............................................         7          19
    Other.....................................................                    23
  Other changes in operating assets and liabilities:
    Accounts receivable.......................................      (410)      1,176
    Inventories...............................................     1,029       2,020
    Accounts payable..........................................      (281)     (2,080)
    Other.....................................................       190         (55)
                                                              ----------   ---------
Net cash (used in) provided by operating activities of:
  Continuing operations.......................................       (49)        723
  Discontinued operations.....................................      (264)       (295)
                                                              ----------   ---------
Net cash (used in) provided by operating activities...........      (313)        428
                                                              ----------   ---------

Cash flows from investing activities:
  Additions to property and equipment.........................      (167)       (330)
  Acquisition of a subsidiary, net of cash acquired...........       (79)          -
  Net change in the excess of cost over net assets acquired...         -        (154)
  Other.......................................................       (25)          -
                                                              ----------   ---------
Net cash used in investing activities.........................      (271)       (484)
                                                              ----------   ---------
Cash flows from financing activities:
  Net borrowings under revolving credit agreement.............     1,319         975
  Proceeds from issuance of long-term debt....................     1,500           -
  Repayment of note payable...................................         -        (458)
  Principal payments on long-term obligations.................    (2,159)       (464)
  Deferred loan costs.........................................      (230)          -
                                                              ----------   ---------
Net cash provided by financing activities.....................       430          53
                                                              ----------   ---------
Net decrease in cash and cash equivalents.....................      (154)         (3)
Cash and cash equivalents at beginning of period..............       318         314
                                                              ----------   ---------
Cash and cash equivalents at end of period....................$      164   $     311
                                                              ==========   =========

   Supplemental schedule of non-cash investing and financing activities:
     Nine months ended November 30, 1995:
       Capital lease obligations of $76 were incurred when the Company entered into three leases for computer and warehouse equipment.

       Additional long-term debt of $100 was issued with a reduction of $13 to a current note payable upon finalization of an acquisition in the prior year.

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      NINE MONTHS ENDED NOVEMBER 30, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the next four years. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         The acquisition did not have an impact on Oakhurst's earnings per share, and accordingly, pro forma information has not been presented.

         In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):

              Fair value of assets acquired......         $279
              Liabilities assumed................           67
                                                          ----
              Net assets acquired.............            $212
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $149 million of net operating loss carryforwards) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

         Oakhurst, through SCPI and three wholly-owned subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is mainly the distribution of automotive parts and accessories to independent retailers from a facility in Pittsburgh, Pennsylvania. Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products. Puma Products, Inc. ("Puma") is a Texas-based distributor of after-market products to the light truck and van conversion industry. H&H Distributors, Inc., d/b/a Harry Survis Auto Centers ("H&H") is a Pittsburgh-based company that distributes, sells and installs automotive accessories, including stereos, alarms and cellular phones.

         On March 28, 1996, Dowling's acquired all of the outstanding capital stock of G&O Sales Company, Inc. ("G&O"), a distributor of radiators that is based in Philadelphia, Pennsylvania, in order to expand into the greater Philadelphia market. The purchase price of approximately $210,000 consisted of $105,000 in cash, with the balance in the form of a note payable to the seller. The note bears interest at 7% per annum, and is due on the first anniversary of the acquisition date, together with interest thereon. In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of certain defined profits of G&O for the next four years. The value of the non-competition agreement has been discounted using an imputed discount rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years. The G&O acquisition did not have a material impact on Oakhurst's financial position.

         During the three months ended August 31, 1996, SCPI began distributing non-food pet supply products to certain of its customers, and during the three months ended November 30, 1996, SCPI opened a new Wing-Tech division ("Wing-Tech") to import and distribute automotive "spoilers", also referred to as "wings". SCPI plans to distribute spoilers throughout North America using independent sales representatives, and is also supplying spoilers to Puma.

          During 1996, H&H opened four additional retail facilities, and in November 1996 expanded its traditional offering of automotive electronic equipment to include the sale and installation of satellite TV dishes.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers, cash flows and liquidity) are forward looking statements. The

Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         In addition to cash derived from the operations of four subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's level of working capital needs varies primarily with the amount of inventory carried, which can change seasonally; the size and timeliness of payment of receivables from customers, especially at SCPI, which from time to time grants extended payment terms for the build-up of seasonal inventory; and by the amount of credit extended by suppliers.

         At November 30, 1996, Oakhurst's debt primarily consisted of (i) a two year credit facility with an institutional lender (the "Credit Facility"), which included an SCPI term loan with a balance of approximately $1.3 million, and borrowings of approximately $5.1 million under a revolving credit facility (the "Revolver"), (ii) debt in connection with the acquisitions of Puma, Dowling's and G&O, and (iii) notes payable with outstanding principal balances aggregating approximately $810,000 that were issued in 1992 in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries obtained the Credit Facility on March 28, 1996. The initial aggregate amount borrowed under the Revolver was approximately $4.2 million, and was used primarily to repay existing revolving debt. In connection with this financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $255,000.

         Oakhurst and its subsidiaries have available financing under the Revolver of up to a maximum of $8 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. During the nine months ended November 30, 1996, borrowings under Oakhurst's revolving credit increased by approximately $1.3 million, principally reflecting cash operating losses of $577,000, loan costs of $230,000 and net repayments of long-term debt and notes payable of $923,000, offset by reductions in net working capital of $528,000. Management believes that the Revolver will provide adequate funding for the Company's foreseeable working capital requirements, including seasonal fluctuations, assuming that there is no material deterioration in current sales levels.

         At November 30, 1996, there had been no other material changes in the Company's financial condition since the February 29, 1996 fiscal year end, as described in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1996.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         In the current year, management expects SCPI's sales to be lower than in fiscal 1996. As part of a strategic evaluation of the business, SCPI has reduced expenses so as to mitigate negative cash flow from operations while new customers and product lines are sought. SCPI has also reduced inventories to improve turns and to decrease borrowing levels. In the nine months ended November 30, 1996, SCPI's cash flow from continuing operations was positive, despite the lower sales levels. During the second quarter, sales to a significant new automotive customer began, and during the third quarter sales to an existing customer increased significantly. In December 1996, SCPI added a large supermarket chain to its automotive products customer base, but this is expected to be offset in part by the loss of Rich's Department Stores, Inc., a customer operating in Chapter 11 that announced in December 1996 that it will cease operations.

         During the second quarter, SCPI began to ship non-food pet supplies, principally to existing small customers. Efforts continue to add larger pet supply customers. During the three months ended November 30, 1996, SCPI began operations of the Wing-Tech Division; sales for the quarter were about $50,000, excluding those to Puma.

         Although management is encouraged by the addition of new customers and product categories, there can be no assurance that SCPI can obtain enough new customers or sufficient levels of new business to return sales and profits to historical levels, or that other customers may not be lost in the future.

         During 1996, H&H opened several new retail facilities: mall kiosks were opened in March and November, and mall stores were opened in March 1996 and December. During the current fiscal year, H&H enlarged its auto accessories product line to include truck accessories, and in November, H&H expanded its traditional offering of electronic equipment to include the sale and installation of satellite TV dishes. Despite these changes, H&H sales levels were lower than in the prior year, due principally to the highly competitive cellular phone environment in the Pittsburgh market, and H&H has incurred an operating loss in each quarter of the current fiscal year.

         Sales by Puma were below prior year levels throughout the current fiscal year, principally due to depressed sales of wood products. Although a large new customer was added by Puma in the first quarter, and its categories of wood products expanded to include vans (in addition to its traditional pick-up truck and sport-utility lines), wood sales have not returned to acceptable levels. During the third quarter of the current fiscal year, Puma changed its primary source of automotive wood to be less dependent on foreign manufacturers while reducing manufacturing costs. Changes in product mix and better sources of supply have led to a significant improvement in Puma's gross margins, but these have been insufficient to overcome the poor sales levels, with the result that Puma incurred operating losses in the second and third quarters of the current fiscal year.

         During the current fiscal year, Dowling's sales increased strongly compared with the prior year, reflecting a very competitive environment in the prior year and an increase in market share achieved this year. The sales improvement facilitated an increase in Dowling's gross margins.

         Although management is encouraged by the strong performance by Dowling's and by the stabilization of sales at SCPI, the Company's long-term success depends on its ability to produce sufficient operating profits to cover overhead expenses and debt service. An important component of this requirement is the return to profitability of H&H and Puma; efforts continue in an attempt to achieve improvements in the performance of these two subsidiaries.


THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1995

         Consolidated sales for the current year third quarter decreased by approximately $1.3 million, or by 11.5% when compared with the prior year third quarter. The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year. One customer was lost in October 1995 due to its bankruptcy, while the other changed its source of supply in January 1996. The decrease in sales in the current year third quarter attributable to these two customers aggregated $1.9 million. Sales to SCPI's existing customers also decreased by $450,000. Sales of car alarms, stereo accessories and cruise control equipment decreased by $70,000 due to the lower retail and wholesale demand, and cellular phone revenues also decreased by $185,000 because of fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $160,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         Certain increases in sales partially offset the decreases described above. Sales of radiators and related products by Dowling's increased over the third quarter of the prior year by $750,000, representing an increase of approximately 24%, which is attributed to an improved competitive situation this year in Dowling's markets, an increase in market share, and the addition of the G&O facility in Philadelphia. The addition of new customers by SCPI and of new product lines by SCPI and H&H together accounted for $700,000 in new sales.

         Gross profits were $2.2 million, or 21.7% of sales, in the current year third quarter compared with $2.5 million, or 21.4% of sales, in the prior year period. Lower levels of sales by most of the subsidiaries contributed to profits being lower by approximately $460,000, but this was partially offset by improved gross margins earned by most of the subsidiaries, most particularly Puma and Dowling's, and by an increase in sales by Dowling's. The increased gross margin performance by the two subsidiaries was due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $190,000 when compared to the prior year, which primarily reflected management's efforts to reduce SCPI's expenses and work force in reaction to lower levels of sales.

         Income tax expense decreased by approximately $2 million in the current year third quarter compared to the third quarter of the prior year, due to a charge to deferred tax expense in the prior year that resulted from an increase in the valuation allowance of the deferred tax asset.


NINE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1995

         Consolidated sales for the current year decreased by approximately $5.5 million, or by 14.5% when compared with the prior year. The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year, as described above. These two customers accounted for a decrease in sales in the current year of approximately $8.1 million. Sales to SCPI's existing customers also decreased by approximately $600,000. Sales of car alarms, stereo accessories and cruise control equipment decreased by approximately $225,000 due to the lower retail and wholesale demand, and cellular phone revenues also decreased by approximately $470,000 because of a lower average commission rate this year combined with fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $555,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         The addition of new customers by SCPI and of new product lines by it and by H&H together accounted for $2.2 million in new sales, partially offsetting the sales decreases. Sales of radiators and related products by Dowling's increased over the prior year by $2.3 million, representing an increase of almost 27%, which is attributed to an improved competitive situation this year in Dowling's markets, combined with favorable weather in the first quarter, an increase in market share, and the addition of the Philadelphia G&O facility.

         Gross profits were approximately $7.2 million, or 22.1% of sales, in the current year compared with

$8.2 million, or 21.5% of sales, in the prior year period. Lower levels of sales by most of the subsidiaries contributed to lower profits of approximately $1.8 million, but this was partially offset by improved gross margins earned by all of the subsidiaries except SCPI, and by an increase in sales attributable to Dowling's. The increased gross margin performance by the three subsidiaries was due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $527,000 when compared to the prior year, which primarily reflected management's efforts to reduce expenses and its work force in reaction to lower levels of sales.

         There was a decrease of $210,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of SCPI's largest customers.

         Income tax expense decreased by approximately $2 million in the current year period compared to the prior year period, due primarily to a charge to deferred tax expense in the prior year that resulted from an increase in the valuation allowance of the deferred tax asset.

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


                                            OAKHURST COMPANY, INC.


Date:    January 10, 1997                   By:       /s/ Mark Auerbach
                                                      -----------------------
                                                      Mr. Mark Auerbach
                                                      Chief Executive Officer
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                             Financial Data Schedule