Form 10-K405
period 1997-02-28
OAKHURST CO INC
filed 1997-06-13
CIK 874238

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 28, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from         to
                              ---------   -------------------------
Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                    25-1655321
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

1001 Santerre Drive, Grand Prairie, Texas                      75050
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value at June 1, 1997 of the voting stock held by non-affiliates of the registrant: $2,358,570

At June 1, 1997, the registrant had 3,207,053 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.           BUSINESS

GENERAL

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

         Pursuant to the merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any growth and expansion opportunities are expected to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership is designed to facilitate the preservation and utilization of SCPI's net operating loss carry-forwards, which amount to approximately $154 million.

         Oakhurst, through SCPI and Dowling's Fleet Service Co., Inc. ("Dowling's), is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and non-food pet supplies from a facility in Pittsburgh, Pennsylvania.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a distributor of automotive radiators based in Mt. Vernon, New York that now operates seven facilities in New York, Connecticut, New Jersey and Pennsylvania.

         In March 1995, Oakhurst formed a wholly-owned subsidiary, Oakhurst Management Corporation ("OMC"), to coordinate the provision of corporate administrative services to the Company and its subsidiaries. Certain officers of the Company and its subsidiaries are paid and are provided benefits by Oakhurst Management Corporation.

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, Inc., d/b/a Harry Survis ("H&H"), a Pittsburgh-based company involved in the distribution and installation of automotive accessories, including stereos, alarms and cellular phones, and in October 1994, Oakhurst acquired all the outstanding capital stock of Puma Products, Inc., ("Puma"), a distributor of after-market products to the light truck and van conversion industry from facilities in Grand Prairie, Texas and Elkhart, Indiana. These two subsidiaries experienced operating losses in fiscal 1997, and as a result, Oakhurst reached an agreement in June 1997 to sell Puma, and in April 1997, Oakhurst's Board of Directors decided to sell or otherwise dispose of H&H.


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

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection, and opened a new Wing-Tech division ("Wing-Tech") that distributes automotive "wings" or spoilers. Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. For about twenty-six years, SCPI's operations have been conducted from the same facility in Pittsburgh. In June 1997, the Wing-Tech division was sold to the buyer of Puma.

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

SEASONALITY

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories, beginning in February. As is customary in the automotive industry, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's pet supply business is expected to experience somewhat different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business develops.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

CUSTOMER BASE

         SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, drug stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside the northeastern states. There are no foreign sales.

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

         An example of the changes discussed above is SCPI's loss in fiscal 1996 of two of its largest customers: Jamesway Corporation ("Jamesway") filed for bankruptcy in October 1995 and shortly thereafter closed all its stores, and Forest City Auto Parts, Inc. ("Forest City") informed management in November 1995 of its decision to change distributors (see table below).

         Although SCPI added several new customers during fiscal 1995, 1996 and 1997, and expanded sales to certain existing customers, it has not yet obtained enough new business to offset all of the lost business and return sales to historical levels. Management continually attempts to identify new customers, but there can be no assurance that further customers will be secured. However, based on present information, management anticipates that SCPI's sales in fiscal 1998 will be more than those in fiscal 1997, primarily due to new automotive business and pet supply customers added during the latter part of fiscal 1997.

         Sales attributable to SCPI were approximately $18 million, or 43% of Oakhurst's consolidated sales, in fiscal 1997. The following table shows sales to customers that individually have accounted for more than 10% of consolidated sales during the latest three fiscal years (all of these customers being attributable to SCPI) (dollars in thousands):


                           Fiscal Year Ended         Fiscal Year Ended          Fiscal Year Ended
                           February 28, 1997         February 29, 1996          February 28, 1995
                                        % of                      % of                       % of
                             Sales   Total Sales        Sales  Total Sales      Sales     Total Sales
                             -----   -----------        -----  -----------      -----     -----------
     Forest City             --         --              $4,641     10%          $6,046        14%
     Jamesway                --         --              $3,975      8%          $4,465        10%

         Jamesway filed for Chapter 11 bankruptcy protection in July 1993, emerged in January 1995, and continued to be one of SCPI's largest customers until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulties. In October 1995 Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

         During the third quarter of fiscal 1996, Forest City informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

         None of SCPI's business is based on government contracts, and there are no long-term sales contracts with any customers.


COMPETITION

         Both the automotive parts and accessories distribution industry and the non-food pet supply industry are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors. SCPI competes on the basis of the breadth of merchandise offered, price, level of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in Pittsburgh. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

         The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.


DOWLING'S FLEET SERVICE CO., INC.

BACKGROUND AND CUSTOMER BASE

         Dowling's was established in 1933 and is one of the largest distributors of automotive radiators and related products in the northeastern United States. It operates two facilities in each of New York, Connecticut and New Jersey, and in fiscal 1997 expanded to a seventh facility by the acquisition of all of the capital stock of G&O Sales Company, a radiator distributor serving the greater Philadelphia market. Oakhurst acquired all the capital stock of Dowling's in August 1994 from James Dowling, who owned and managed the business for many years and who is the son of the founder. Two long-service employees now manage the business as President and Vice President under long-term employment agreements.

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

         Sales attributable to Dowling's were approximately $14.6 million, or 35% of Oakhurst's consolidated revenues, in fiscal 1997.

SOURCES OF SUPPLY

         Dowling's acquires its products from several well-known manufacturers, and carries both name-brand and generic products. Because of its buying position and storage facilities, Dowling's is able to obtain competitive pricing from its suppliers. Dowling's concentrates on offering high quality products and it purchases the majority of the product it sells from a major U.S. radiator manufacturer, Modine Manufacturing Company ("Modine"); Dowling's is believed to be one of Modine's largest U.S. after-market customers.

SEASONALITY

         Dowling's business is seasonal, with higher revenues in the hot summer months and very cold winter months when automobile radiators are most affected by extreme temperatures. Changes in weather patterns in Dowling's market area therefore affect its sales levels.

COMPETITION

         Dowling's competes with many other radiator distributors. Demand in the radiator market was very strong in 1993 and 1994, which led to an increase in the number of radiator distributors in Dowling's markets. Dowling's reputation is based on its competitive pricing, quality products, and service consisting of twice daily delivery to customers. Because of this, Oakhurst believes that Dowling's is positioned to withstand such competition and to build upon its historic sales and profits. However, there can be no assurances that past levels of revenues and profitability can be maintained. In fact, during fiscal 1996 one of Dowling's locations suffered a significant decline in sales, due to the nearby opening of a competitor. However, Dowling's experienced an improved competitive situation in fiscal 1997, with a return to historical levels of sales and gross margins resulting from an increase in market share.

REGULATION

         Dowling's management does not anticipate that any major capital expenditures will be required by existing or known pending environmental legislation or other regulations.

EMPLOYEES

         Dowling's employs approximately fifty-five persons, none of whom is represented by a union. Dowling's believes that its employee relations are generally good.


DISPOSED OF SUBSIDIARIES - H&H DISTRIBUTORS, INC. AND PUMA PRODUCTS, INC.

         Operations in fiscal 1997 and 1996 included those of H&H and Puma. H&H and Puma were acquired by Oakhurst in fiscal 1995 and fiscal 1996, respectively.

         In fiscal 1997, H&H and Puma experienced operating losses of approximately $500,000 in the aggregate on sales of approximately $9.4 million. In April 1997, Oakhurst's Board of Directors made the decision to sell or otherwise dispose of H&H, and in June 1997, Puma was sold reflecting management's determination to return the Company to profitability.



ITEM 2.            PROPERTIES

         SCPI operates its business from a 88,000 square-foot building that it owns, located in an industrial park in Pittsburgh, Pennsylvania. The original building was constructed in 1970 and it has been expanded several times.

         Dowling's conducts it business from seven leased facilities aggregating 92,000 square feet, which are located in Mt. Vernon and Hempstead, New York, in Bridgeport and East Hartford, Connecticut, in Hillside and Lodi, New Jersey and in Philadelphia, Pennsylvania. In fiscal 1997, Dowling's added the seventh location in Philadelphia, Pennsylvania, comprising 20,000 square feet, through an acquisition (see Item 1, Business; Dowling's Fleet Service Company, Inc. - Background and Customer Base); this location is leased from the former shareholder.



ITEM 3.            LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997.

                                    PART II

ITEM 5              MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

         The Company's Common Stock is listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC.

         The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by Nasdaq:


                          FISCAL YEAR ENDED FEBRUARY 28, 1997          FISCAL YEAR ENDED FEBRUARY 29, 1996
                          -----------------------------------          -----------------------------------

         QUARTER                HIGH                LOW                     HIGH              LOW

         First                 $1.38                $1.00                   $3.38            $2.50

         Second                $1.38                $1.00                   $2.50            $1.88

         Third                 $1.31                $1.00                   $2.25            $1.38

         Fourth                $1.31                $1.13                   $1.50            $1.13



         The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There were approximately 3,600 holders of record of Oakhurst's common stock on June 1, 1997.

ITEM 6.                SELECTED FINANCIAL DATA


The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related Notes.

                                                   FEBRUARY 28,   FEBRUARY 29, FEBRUARY 28,  FEBRUARY 26, FEBRUARY 27,
                                                      1997 (A)      1996          1995         1994          1993
                                                   ------------   ------------ -----------   -----------  -----------
                                                          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

OPERATING RESULTS:
Sales .........................................     $ 41,928      $ 47,339      $ 43,142      $ 32,386      $ 33,584
                                                    ========      ========      ========      ========      ========

(Loss) income from continuing operations before
     income taxes and minority interest .......     $ (5,663)     $ (2,158)     $  1,442      $    786      $    472

Current income tax (expense) benefit ..........          (12)          115          (155)         (112)         (148)
Deferred income tax expense (b) ...............       (3,086)       (2,000)         (468)         (235)         (115)
Minority interest in SCPI's loss (income)
     attributable to common stockholders ......           --            --            --            --           533

                                                    ---------     ---------     ---------     --------      --------
(Loss) income from continuing operations ......       (8,761)       (4,043)          819           439           742

Income (loss) from discontinued
     retail operations (c) ....................           --            65            90            --           (44)

                                                    ---------     ---------     ---------     --------      --------
Net (loss) income .............................     $ (8,761)     $ (3,978)     $    909      $    439      $    698
                                                    =========     =========     =========     ========      ========

PER SHARE AMOUNTS:
(Loss) income from continuing operations ......     $  (2.74)     $  (1.27)     $   0.27      $   0.16      $   0.27
Income (loss) from discontinued
     retail operations ........................           --          0.02          0.03          --           (0.02)
                                                    ---------     ---------     ---------     ---------     --------
Net (loss) income .............................     $  (2.74)     $  (1.25)     $   0.30      $   0.16      $   0.25
                                                    =========     =========     =========     =========     ========

BALANCE SHEET STATISTICS:
Total assets ..................................     $  15,907     $ 26,117      $ 33,301      $ 18,767      $ 14,632
Long-term obligations .........................     $   5,716     $  7,569      $  6,612      $  1,429      $  1,766
Book value per share of common stock ..........     $    0.67     $   3.41      $   4.65      $   4.39      $   2.20


(a) Results for fiscal 1997 include an aggregate charge of approximately $3.5 million related to the sale of Puma and to the disposal of H&H, two of the Company's subsidiaries. The charge primarily consisted of the write-off of the goodwill associated with the acquisition of such subsidiaries (see Note 2 to the Consolidated Financial Statements).

(b) Results for fiscal 1997 and 1996 include net non-cash deferred tax charges of $3.1 million and $2 million, respectively, primarily relating to increases in the Company's valuation of it's deferred tax asset (see Note 6 to the Consolidated Financial Statements).

(c) In fiscal 1991, SCPI sold its Retain Division to RAC as discussed in Note 7 to the Consolidated Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes, as further described in Note 7 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management believes that the corporate structure resulting from the merger transaction, whereby Steel City Products Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), will facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize the tax benefits (including approximately $150 million of net operating loss carry-forwards) attributable to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

         Until 1994, Oakhurst's principal business, which is conducted by SCPI under the trade name "Steel City Products", was the distribution of automotive parts and accessories from a facility in Pittsburgh, Pennsylvania.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to certain executives of Dowling's with a remaining balance of $374,000. In March 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania.

         In connection with the acquisition of G&O, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the next four years. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, d/b/a Harry Survis ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones, for an aggregate purchase price of $1.4 million. In October 1994, Oakhurst acquired all of the outstanding capital stock of Puma Products, Inc. ("Puma"), a Texas-based distributor of after-market products to the light truck and van conversion industry, for an aggregate purchase price of approximately $4.2 million that consisted of cash of $1.2 million, notes payable and an earn-out payable issued to the seller aggregating approximately $2.3 million, and the issuance of 266,667 shares of Oakhurst's common stock. In fiscal 1997, these two subsidiaries experienced aggregate losses of approximately $500,000, and as a result, Oakhurst reached an agreement in June 1997 to sell Puma to its former owner, and in April 1997, Oakhurst's Board of Directors made the decision to sell or otherwise dispose of H&H. (see "Management's Discussion and Analysis Significant Events and Trends").


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

         In fiscal 1993, SCPI's two then-largest customers filed for bankruptcy protection. One of the customers closed all its stores in December 1993; the other, Jamesway Corporation ("Jamesway") reorganized and emerged from Chapter 11 in January 1995. Jamesway continued to be one of SCPI's largest customers until October 1995, when it again filed for protection under the U.S. Bankruptcy Code, and shortly thereafter closed all its stores. SCPI's results for fiscal 1996 include a write-off of approximately $150,000 in relation to the balances due from Jamesway. In the first seven months of fiscal 1996 through September 1995, when sales to Jamesway ended, SCPI's sales to this customer were approximately $4 million.

         In November 1995, Forest City Auto Parts, Inc. ("Forest City") informed SCPI of its decision to change its source of supply; sales to Forest City ceased in January 1996. In fiscal 1996, sales to Forest City were approximately $4.6 million.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In fiscal 1996, SCPI began offering certain "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced a new merchandise category of non-food pet supplies, and began a new division ("Wing-Tech") to distribute automotive wings (or spoilers). Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. In June 1997, SCPI sold the Wing-Tech business to the buyer of Puma.

         During fiscal 1996, SCPI added two new large customers (NHD and Ames) and other new customers, and during fiscal 1997 added other customers and expanded sales to certain other customers. However, the level of sales to such customers is currently not sufficient to offset the loss of the Jamesway and Forest City business. In reaction to the lower sales levels, management substantially reduced its inventory levels and eliminated certain operating and overhead expenses in fiscal 1997. During the latter part of fiscal 1997, SCPI began to ship pet supplies to an existing significant automotive customer, Giant Eagle, and added a supermarket chain, Kroger, as an automotive customer. In light of these developments, management expects that sales in fiscal 1998 will exceed those in fiscal 1997, but not in amounts sufficient to return SCPI to historical levels of sales.


DOWLING'S SUBSIDIARY

         During the first half of fiscal 1996, Dowling's was faced with intense competitive pressures in one of its markets due to the nearby opening of a competitor that hired five Dowling's employees. Management's efforts to overcome this competition succeeded in returning sales to historical levels during the latter part of fiscal 1996. In fiscal 1997 Dowling's experienced an improved competitive situation and a strengthening of demand in its existing markets, with a return to historical levels of sales and gross margins. Dowling's sales levels in the current year in its existing markets reflected an increase of 17% over fiscal 1996.

         In the first quarter of fiscal 1997, Dowling's acquired an existing radiator distributor in Philadelphia, Pennsylvania for approximately $210,000, payable half in cash and half in the form of a one year note payable. This expansion produced further sales increases of approximately $1.1 million.


SUBSIDIARIES HELD FOR SALE - H&H AND PUMA

         Despite the opening of new facilities, the introduction of new product lines, a restructuring of the sales force and increased advertising, sales at H&H have continued on a downward trend, due principally to reduced demand for certain categories of car accessories and increased competition in the cellular phone business, combined with a decrease in the commission rate earned on each phone activation. Because of management's belief that these trends could not be reversed, and to end the cash drain on Oakhurst's resources, in April 1997, Oakhurst's Board of Directors decided to sell or otherwise dispose of this subsidiary. Management believes that there is no net realizable value relative to the capital stock of H&H.

         At Puma, beginning in the first quarter of fiscal 1996, the strong retail demand for light trucks and sport utility vehicles had an adverse impact on sales, because vehicle manufacturers sought to satisfy dealer demand at the expense of converters, which represented an important segment of Puma's customers. This situation led to an intensification of competition among suppliers to the converter market and certain converter customers were lost, and for the remainder of fiscal 1996 and through 1997 resulted in a downward sales trend. In response to this situation, management during fiscal 1996 opened a second facility in Elkhart, Indiana, center of the vehicle conversion industry; continued to strengthen its management and sales team; enlarged its product offering, including the addition of van products to its wood accessories line; and introduced an extensive catalog targeted at the restyler and accessories retailer market. Although sales of certain non-wood accessories increased, sales of wood accessories continued to reflect a downward trend, and Puma had operating losses of approximately $270,000 in fiscal 1997. To immediately end the cash drain on Oakhurst, in June 1997 the Company sold Puma to its former owner, Anthony N. Puma, in return for the cancellation of $600,000 in acquisition debt due to him by Oakhurst, the cancellation of future earn-out obligations to Mr. Puma, the repayment by Mr. Puma of $400,000 in revolving debt owed by Puma under a credit agreement, the cancellation of Oakhurst's intercompany debts to Puma, and the payment of $50,000 by Oakhurst to Mr. Puma. The agreement also provides for Mr. Puma to make a payment to Oakhurst in the event he re-sells the business, under certain circumstances. The sale eliminates substantial contingent obligations related to lease and employment agreements with Mr. Puma.

         As a result of the anticipated disposition of these two businesses, Oakhurst's results for fiscal 1997 include a charge of approximately $3.5 million, of which about $3.1 million represents the write-off of the excess of costs over net assets acquired (goodwill) relating to their original acquisition.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND LINE OF CREDIT

         In addition to cash derived from the operation of its subsidiaries, Oakhurst's liquidity and financing requirements have been determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at SCPI which from time to time grants extended payment terms for seasonal inventory build-ups; and the amount of credit extended by suppliers.

         After reflecting the subsidiary disposals previously discussed, at February 28, 1997 Oakhurst's remaining debt primarily consisted of (i) a SCPI term loan of approximately $1.3 million secured by SCPI's real estate, and revolving debt under a credit agreement with a balance of $3.9 million; (ii) notes payable of $374,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"), and a note and non-competition agreement of $309,000 issued in connection with Dowling's acquisition of G&O; and (iii) the SCPI Creditor Notes (see below).

         Historically, SCPI's operations were more profitable than in fiscal 1997 and 1996 and its cash flow was sufficient to fund its own working capital needs, to repay the scheduled principal reductions required by the Creditor Notes and Term Loan, and to pay dividends to and make loans to Oakhurst.

         In fiscal 1994 and 1995, accumulated cash, along with the addition of debt under the term loan and credit agreement, was used for acquisitions. In fiscal 1996 continuing operations provided cash flow of only $125,000. In fiscal 1997, there was positive cash from operations of $809,000, primarily resulting from aggressive inventory management at SCPI, but this amount was not sufficient to satisfy all of the Company's debt service obligations, and the revolving debt increased by $131,000 in such year.

         In March 1996, Oakhurst obtained financing from an institutional lender, replacing its then existing credit arrangement, that provides a total facility of $9.5 million, comprising a new SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility"), and the amounts outstanding under the prior term loan and credit agreement were repaid. The Credit Facility provided a significant increase in financing available to Oakhurst and its subsidiaries. In connection with the new financing, Oakhurst and its subsidiaries incurred loan costs and fees of approximately $299,000.

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

         Primarily because of the subsidiary disposals, at February 28, 1997 Oakhurst did not meet certain covenants under its Credit Agreement, and has received waivers from its lender with respect to its compliance with such covenants. On June 12, 1997, Oakhurst entered into an agreement with the lender to amend the Credit Facility to reflect the disposals. The agreement principally reduces the total amount available under the Revolver to $7 million, and amends certain financial covenants, including the elimination of the consolidated tangible net worth covenant.

         The DFS notes bear interest at 6%, and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon, beginning in June 1996.

         The G&O note payable of $105,000 carried interest at 7%, and was paid in full on the first anniversary of the acquisition date. In connection with the G&O acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the next four years. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 7 to the consolidated financial statements) are payable in six equal annual installments through July 1998, subject to certain prepayment criteria in fiscal 1996 and 1997, which SCPI did not meet in either year. The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

         Management believes that the availability of financing pursuant to the Credit Facility, together with the steps taken in response to recent operating losses, will provide adequate funding for the Company's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

CAPITAL EXPENDITURES

         The Company has no outstanding commitments for significant capital expenditures.

TAX LOSS CARRY-FORWARDS

         At February 28, 1997, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $150 million, which principally expire in the years 2001 through 2011, and capital losses of approximately $4 million, which shelter most of SCPI's and Oakhurst's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 6 to the consolidated financial statements).

         As of February 28, 1997, Oakhurst is required to earn approximately $2.9 million of consolidated taxable income before the expiration of the tax benefits, to realize the net recorded tax benefit.


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


RESULTS OF OPERATIONS

         Operations include the consolidated results for Steel City Products, Dowling's, Puma and H&H, together with administrative costs of SCPI and Oakhurst.

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 29, 1996

         Consolidated sales decreased by approximately $5.4 million, or by 11.4%, when compared with the prior year. The decrease was primarily caused by the loss of two of SCPI's largest customers during the prior year. These two customers accounted for a decrease in sales in the current year of approximately $8.5 million. Sales to SCPI's existing customers also decreased by approximately $780,000. Sales of car alarms, stereo accessories and cruise control equipment decreased by approximately $285,000 due to the lower retail and wholesale demand, and cellular phone revenues also decreased by approximately $770,000 because of a lower average commission rate this year combined with fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $915,000, due primarily to the loss by Puma of two large converter customers in the prior year.

         The addition of new customers by SCPI and of new product lines by SCPI and H&H together accounted for $2.9 million in new sales, partially offsetting the sales decreases. Sales of radiators and related products by Dowling's increased over the prior year by over $3 million, representing an increase of 26%, which is attributed to an improved competitive situation this year in Dowling's markets, combined with favorable weather in the first quarter, an increase in market share, and the addition of the Philadelphia G&O facility.

         As previously described, Puma was sold in June 1997 and H&H is expected to be disposed in the second quarter of fiscal 1998, and accordingly, consolidated sales are expected to be lower in fiscal 1998 than in fiscal 1997. However, net profits are expected to improve, since these subsidiaries had net operating losses in fiscal 1997.

         Other income decreased by $144,000, due to lower commission income earned by Puma in the current year, lower auto show revenues earned by SCPI, due to a smaller show in the current year, and because of interest on a tax refund from Kentucky in the prior year.

         Gross profits were approximately $9.5 million, or 22.6% of sales, in the current year compared with $10 million, or 21.2% of sales, in the prior year period, reflecting a decrease of $549,000. Lower levels of sales by all of the subsidiaries except Dowling's contributed to gross lower profits of approximately $1.9 million, but this was partially offset by improved gross margins earned by all of the subsidiaries. The improved gross margin performance was due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $379,000 when compared to the prior year, which primarily reflected management's efforts to reduce its work force and other expenses in reaction to lower levels of sales.

         There was a decrease of $508,000 in the provision for doubtful accounts compared with the prior year, when the Company recorded provisions for the bankruptcies of several customers, including one of SCPI's largest customers.

         Interest expense increased by $197,000 in the current year, due primarily to higher average borrowings.

         Income tax expense increased by approximately $1.2 million in the current year, due primarily to a higher charge to deferred tax expense in the current year that resulted from an increase in the valuation allowance of the deferred tax asset.


FISCAL YEAR ENDED FEBRUARY 29, 1996 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1995

         Compared with fiscal 1995, sales increased by approximately $4.2 million, or 10%. Increased sales of about $7.7 million resulted from the full year of sales attributable to Dowling's ($4.5 million) and Puma ($3.2 million). Sales by existing businesses decreased by approximately $3.5 million.

         Compared with fiscal 1995, sales attributable to SCPI decreased by about $2.7 million. SCPI sales increases aggregating $3 million resulted primarily from the addition of several new customers, together with higher sales to several existing customers. These sales increases were offset by decreases at SCPI of $5.7 million, with a reduction in sales to Jamesway of approximately $490,000, following that customer's bankruptcy in October 1995, a reduction of $1.4 million in sales to Forest City, following that customer's decision during the third quarter of fiscal 1996 to change its source of supply, together with other sales decreases attributable to SCPI's customers in the Northeast market and certain other smaller SCPI customers that resulted from intense competitive pressures on those customers and reduced sales of spring product lines due to a rainy spring season. The remainder of the decrease resulted from lower sales to other customers that have downsized or eliminated their automotive departments, have filed bankruptcy, or that have changed their source of supply.

         Sales attributable to H&H decreased by approximately $840,000, despite the opening of a second location in September 1994. Approximately 65% of the decrease is attributed to reduced equipment sales and commission revenues associated with H&H's cellular phone business as a result of increased competition in fiscal 1996, combined with a reduced commission structure related to cellular activations. The balance of the reduction is due to lower sales of car accessories and lower installation fees earned.

         Other income decreased by $184,000 compared with fiscal 1995, principally due to the recovery by SCPI of $175,000 in that year that was placed in escrow in prior years as part of SCPI's predecessor's bankruptcy.

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

         Operating, selling and administrative expenses increased by $1.7 million. Approximately $1.8 million is attributable to the two businesses acquired in fiscal 1995. SCPI's operating and selling expenses decreased by approximately $40,000, along with lower SCPI executive salaries and profit sharing expenses of approximately

$300,000. There were higher corporate overheads necessitated by the larger company, and expenses of approximately $130,000 which related to a registration statement filing in fiscal 1996.

         There was an increase in the provision for doubtful accounts of $583,000 when compared with fiscal 1995, of which $415,000 is attributable to SCPI where the provision was increased by $150,000 in connection with the balances due from Jamesway (one of SCPI's largest customers) at the second quarter of fiscal 1996, and by $265,000 to provide for the bankruptcies of several of SCPI's small customers that occurred during fiscal 1996, together with provisions for several other past due and disputed accounts. Dowling's also included a provision of approximately $140,000, primarily resulting from the bankruptcy of a customer in the fourth quarter of fiscal 1996.

         Amortization of the excess of costs over net assets acquired ("goodwill") increased by $149,000 compared with fiscal 1995, as a result of the acquisitions such year.

         Interest expense increased by $235,000 principally as a result of the debt incurred in connection with the acquisitions and higher average levels of working capital borrowings.

         Although there was a loss from continuing operations in fiscal 1996, compared with income in fiscal 1995, income tax expense increased by $1.3 million because of a charge to deferred tax expense of $2 million in fiscal 1996, that resulted from an increase in the valuation allowance of the deferred tax asset.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Consolidated Balance Sheets: February 28, 1997 and February 29, 1996...............        F-2

         Consolidated Statements of Operations for the fiscal years ended
           February 28, 1997, February 29, 1996 and February 28, 1995.......................        F-3

         Consolidated Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1997, February 29, 1996 and February 28, 1995.......................        F-4

         Consolidated Statements of Cash Flows for the fiscal years ended
           February 28, 1997, February 29, 1996 and February 28, 1995.......................        F-5

         Notes to Consolidated Financial Statements.........................................        F-6

         Supplementary Financial Data:

           Selected Quarterly Financial Data (unaudited) for the fiscal years ended
            February 28, 1997 and February 29, 1996.........................................        F-19

         Financial Statement Schedules for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995:

             Schedule II - Valuation and Qualifying Accounts................................        F-21



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE

                                   PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The by-laws of the Company provide for such number of directors as is determined from time to time by the Board of Directors. There are currently six directors divided into three classes, each class having a term of three years.


              NAME                       AGE            CURRENT TERM EXPIRES          DIRECTOR        CLASS
                                                                                      SINCE
John D. Abernathy                        59                    1997                    1994           II
Mark Auerbach                            59                    1997                    1991           II
Bernard H. Frank                         76                    1997                    1995           II
Joel S. Lever                            45                    1998                    1994           III
Anthony N. Puma                          33                    1998                    1995           III
Robert M. Davies                         46                    1999                    1991            I

Robert M. Davies. Mr. Davies has been Chairman, President and Chief Executive Officer of the Company since May 1997. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies has also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of the Company's majority owned subsidiary, Steel City Products, Inc.

John D. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm, and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and Wahlco Environmental Systems, Inc., an environmental equipment and services company, and is also a director of the Company's majority-owned subsidiary, Steel City Products, Inc..

Mark Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of the Company from December 1995 to May 1997. He has been Chief Financial Officer of the Company and its majority owned subsidiary, Steel City Products, Inc., since December 1995. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer, and of the Company's majority owned subsidiary, Steel City Products, Inc.. Mr. Auerbach is a certified public accountant.

Bernard H. Frank. Mr. Frank has been Executive Vice President and Chief Operating Officer of the Company since May 1994 and is a founder of the Company's majority owned, publicly traded subsidiary, Steel City Products, Inc., of which he has been Chief Executive Officer and a director since 1993, Chairman since 1994 and an executive officer for more than the last five years.

Joel S. Lever. Mr. Lever has been associated with the law firm of Kurzman & Eisenberg or its predecessor since 1980, and became a member of the firm in 1984. Mr. Lever specializes in transactional business matters with particular emphasis on fine arts publishing, distribution and investment, and the sale and acquisition of commercial real estate entities. Prior to 1980, Mr. Lever was an Assistant District Attorney for Kings County, New York. Mr. Lever also serves as a director of the Company's majority-owned subsidiary, Steel City Products, Inc.

Anthony N. Puma. Mr. Puma is Chairman and founder (in 1988) of Puma Products, Inc., which was acquired by the Company in October 1994. Before that, Mr. Puma held various positions with SDI Corporation, a distributor of accessories to the small truck and van conversion markets. In May 1997, the Company sold Puma Products back to Mr. Puma.

EXECUTIVE OFFICERS

The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries, all of whom serve until they resign or are removed by the Board of Directors that appointed them. The business histories of Messrs. Auerbach, Davies and Frank are set forth above under the heading "Directors."

ROGER M. BARZUN (55): Senior Vice President, Secretary and General Counsel. Mr. Barzun has been Secretary and General Counsel of Oakhurst since August 1991 and a Senior Vice President since May 1994. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

JOHN R. RUDA (54): Executive Vice President - Marketing. Mr. Ruda was a director and an executive officer (most recently as President) of SCPI for more than five years until his resignation in December 1995, when he was elected to his current position with Oakhurst. His employment by the Company terminated in February 1997.

LAURENCE D. FINMAN (38): Vice President. Mr. Finman was Vice President and Chief Operating Officer of the Company's Puma Products subsidiary since shortly before its acquisition in October 1994 until September, 1996, when he was elected President and Chief Operating Officer of Puma Products. In May 1997 the Company disposed of Puma Products and Mr. Finman resigned as an officer and employee thereof. In December 1995 Mr. Finman was also elected a Vice President of the Company. Prior to joining Puma, Mr. Finman held senior management positions in a family-owned tire distribution business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 1997, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.


ITEM 11.          EXECUTIVE COMPENSATION

This item contains information about compensation, stock options and awards, employment arrangements and other information concerning certain of the executive officers of the Company and of its largest subsidiary, Steel City Products, Inc. ("SCPI").

SUMMARY COMPENSATION TABLE

The table below sets forth compensation paid to the Chief Executive Officer, and to the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 1997. Also included is compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.


                                                                                  Long Term Compensation
                                                           Annual Compensation            Awards
                                 ----------------------------------------------------------------------------
                                                                   Other        Securities          All
                                                                   Annual       Underlying         Other
      Name and Principal           Year      Salary    Bonus    Compensation      Options      Compensation
------------------------------- -------------------- --------------------------------------------------------

Mark Auerbach (1)                 1997       100,000    --          --               --              --
Chairman President &              1996        24,000    --          --            100,000            --
Chief Executive Officer

Bernard H. Frank (2)              1997        50,243   16,000       --             68,327         13,908 (3)
Executive Vice President          1996        82,775    --          --               --           19,151
& Chief Operating Officer         1995       100,100   55,779       --             27,500         21,029


John R. Ruda (4)                  1997       100,385   16,000                      35,827            --
Senior Vice President -           1996       151,500    --          --               --            6,847
Marketing                         1995       151,525   73,632       --             15,000          9,103

Laurence D. Finman                1997       101,440    --          --             20,000            --
Vice President

Terrance W. Allan (5)             1997       126,490   14,000       --             24,333            --
Executive Vice President          1996       106,160    --          --              5,000          4,797
SCPI                              1995       110,855   21,746       --              6,000          6,498

        >

-----------------

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

1. Mr. Auerbach became Chief Executive Officer of the Company in December 1995 and served in that capacity as a consultant to the Company until May 1997.

2. Mr. Frank, who is also Chairman and Chief Executive Officer of SCPI, is compensated only by SCPI, except with respect to stock options and stock awards. Of the 68,327 shares shown as underlying options, 48,327 shares relate to options granted in previous years, but which, under Securities and Exchange Commission rules, are deemed granted on the date of their re-pricing in May 1996. See "Ten-Year Option Re-Pricing," below.

3. This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank received under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in SCPI's predecessor's bankruptcy.

4. Mr. Ruda ceased to be an executive officer and employee of the Company on February 28, 1997. The 35,827 shares shown as underlying options relate to options granted in previous years, but which, under Securities and Exchange Commission rules, are deemed granted on the date of their re-pricing in May 1996. See "Ten-Year Option Re-Pricing," below.

5. Mr. Allan is compensated only by SCPI, except with respect to stock options and stock awards. Of the 24,331 shares shown as underlying options, 14,331 relate to options granted in previous years, but which, under Securities and Exchange Commission rules, are deemed granted on the date of their re-pricing in May 1996. See "Ten-Year Option Re-Pricing," below.

COMPENSATION AGREEMENTS

Mr. Auerbach. In December 1995 the Company entered into a one-year consulting agreement with Mr. Auerbach in connection with his appointment as Chairman, President and Chief Executive Officer of the Company. The agreement provided for the payment to Mr. Auerbach of $10,000 per month in consulting fees plus reimbursement of expenses incurred in carrying out his duties and responsibilities. The agreement also provided for the grant to him of a stock option to purchase 100,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Stock Plan. The option is exercisable in two equal installments at $1.25 and $2.50 per share, respectively, on the grant date and the first anniversary of the grant date. In October 1996 the agreement was amended to provide that it would continue through June 30, 1997 and that Mr. Auerbach's compensation for the period from January 1, 1997 through June 30, 1997 would be $2,500 per month. On May 27, 1997 Mr. Auerbach resigned as President and Chief Executive Officer, but remained Chief Financial Officer of the Company at his then current rate of compensation, and Mr. Davies was elected Chairman and Chief Executive Officer of the Company.

Mr. Frank and Mr. Allan. SCPI has three-year employment agreements with each of Messrs. Frank and Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provide for base salaries of $100,000 (Mr. Frank) and $96,200 increasing to $115,050 (Mr. Allan). The agreements provide for the payment of annual management bonuses based upon the defined profits of SCPI's operating division, with Mr. Frank entitled to a minimum bonus of fifteen percent of base salary. The aggregate amount of such management bonuses payable each year to the executives and to all other SCPI executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of SCPI based on recommendations of Mr. Frank as Chief Executive Officer of SCPI. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of SCPI that exceed $2,000,000. The Agreements were extended in September 1996.

In the event of non-renewal of the agreements, the executive is entitled to an aliquot portion of the bonuses he would have earned during the year of non-renewal, since the contract year does not coincide with the fiscal year of SCPI. The agreements also provide that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of two years' salary (one year for Mr. Allan) or the salary for the balance of the term of the agreement and the minimum bonus for such period in the case of Mr. Frank and the management bonus that would otherwise have been paid in the case of Mr. Allan. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

The agreements provide for car allowances, and the executives are eligible to participate in all defined contribution plans, survivor and supplemental benefits, short and long-term disability benefits, and all other benefit plans and perquisites available now or in the future to the senior executives of SCPI.

The agreements also provide for certain termination rights in the event of a change in control of SCPI. Change in control is defined to include certain changes in the make-up of the SCPI board of directors or a sale of SCPI's assets or business. Each executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreements also provide for substantially the same payments and benefits in the event the executive's employment is terminated by SCPI without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on June 1, 1997, and if each of Messrs. Frank and Allan had exercised his rights of termination, payments by SCPI would have been approximately $525,000 in the aggregate.

Mr. Frank. Mr. Frank also receives compensation of $13,908 per year, in the aggregate, under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in SCPI's predecessor's bankruptcy. The amended agreements provide for payments to be made for a period of fifteen years subsequent to January 1988 of $6,504, $5,508 and $1,896 per year for the three agreements, respectively.

Mr. Ruda. In December 1995, the Company entered into a one-year agreement with Mr. Ruda in connection with his appointment as Senior Vice President -- Marketing of the Company commencing March 1, 1996. The agreement provided for the payment to Mr. Ruda of a base salary of $8,333 per month and participation in all benefits plans made available to employees and for the use of a Company car. The agreement also provided for a bonus based on revenues achieved by the Company's subsidiary, Steel City Products, Inc. ("SCPI"), as follows: one percent of the defined net revenues of SCPI that exceed seventeen million dollars up to and including $21 million; plus one-half of one percent of the defined net revenues of SCPI that exceed $21 million up to and including $23 million; plus one-quarter of one percent of the defined net revenues of SCPI that exceed $23 million; plus one percent of the defined net revenues of SCPI derived from the sale of pet supplies; plus one-half of one percent of the defined net revenues derived from new product categories. If Mr. Ruda's employment were terminated by the Company without cause, the Company was obliged to pay him in a lump sum his salary for the balance of the term of the agreement together with any portion of his bonus earned to the date of termination. Otherwise, the Company was obliged to give Mr. Ruda 60 days notice of termination unless termination was for cause, in which event his employment would terminate on the giving of such notice. If Mr. Ruda elected to resign from the Company, he was obliged to give 60 days notice. On February 28, 1997 the agreement expired by its terms and Mr. Ruda's employment by the Company ceased.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table, above, during the fiscal year ended February 28, 1997. For purposes of this table, under Securities and Exchange Commission regulations, options re-priced on May 1, 1996 are considered to have been re-granted on that date. Accordingly, the information under the columns entitled "Number of Securities Underlying Options," "Percent of Total Options Granted to Employees in FY 1997," and "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" are all computed on that basis. The expiration dates of the re-priced options were not affected by the re-pricing.


                                                                                   Potential Realizable Value
                                                                                     At Assumed Annual Rates
                                                                                         of Stock Price
                                                                                          Appreciation
                                           Individual Grants                           for Option Term (3)
                        -----------------------------------------                 ------------------------------
                                          Percent of
                         Number of      Total Options
                         Securities       Granted to     Exercise       Expi-
                         Underlying      Employees in     Price        ration                  5%       10%
Name                      Options      Fiscal Year (%)   ($) (2)        Date                  ($)       ($)
---------------------  --------------  ---------------- ----------  ------------- ---------------  -------------
Mark Auerbach              3,000  (1)        1.69          1.219      05/01/06              2,299          5,828
Bernard H. Frank          20,000  (1)       11.27          1.25       02/27/07             15,722         39,843
                          20,827* (1)       11.74          2.00       08/29/01                 --         24,180
                          27,500* (1)       15.50          2.00       04/29/04                 --         31,928
John R. Ruda              20,827* (1)       11.74          2.00       08/29/01                 --         24,180
                          15,000* (4)        8.46          2.00       04/29/04                 --         17,415
Laurence D. Finman        10,000*            5.64          2.00       02/01/05                 --         11,610
Terrance W. Allan         10,000  (1)        5.64          1.25       02/27/07              7,861         19,921
                           8,331* (1)        4.70          2.00       08/29/01                 --          9,672
                           5,000* (4)        2.82          2.00       04/29/04                 --          5,805
                           1,000* (5)        0.56          2.00       06/19/04                 --          1,161



-------------

* These options were granted in prior years, but were re-priced in May 1996. See footnote 2, below.

1.   This option became exercisable at the date of grant.

2. The original exercise price per share of each option was equal to the market value on the date of grant. Effective May 1, 1996, the exercise price per share was reduced to $2.00, in excess of the closing price per share of the Common Stock on the Nasdaq SmallCap Market on that date ($1.219). See "Ten-Year Option Re-Pricings," below.

3. The "potential realizable value" is calculated based on the term of the option (ten years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option. However, the optionee will not actually be able to realize any benefit from the option unless the market value of the Common Stock in fact increases over the option price.

4. This option becomes exercisable in three installments of one-third of the shares, each, from and after the grant date and the following two anniversaries of the grant date.

5. This option becomes exercisable in four installments of one-fourth of the shares, each, from and after the grant date and the following three anniversaries of the grant date.



AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information based upon the fair market value per share of the Common Stock at February 27, 1997 ($1.25), the day closest to the Company's February 28, 1997 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at February 28, 1997 and the exercise (purchase) price of the option shares. At that date none of the options listed were in-the-money. During fiscal 1997, there were no option exercises by any of these individuals.


                            NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED IN-THE-
                          UNEXERCISED OPTIONS AT FISCAL YEAR       MONEY OPTIONS AT FISCAL YEAR END
                                          END                                     ($)
NAME                         EXERCISABLE       UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
Mark Auerbach                    123,996           --                  3,000                ----
Bernard H. Frank                  68,327           --                    --                 ----
John R. Ruda                      35,827           --                    --                 ----
Laurence D. Finman                12,500          7,500                  --                 ----
Terrance W. Allan                 26,581          2,750                  --                 ----




TEN-YEAR OPTION RE-PRICINGS

The following table sets forth the only re-pricing of options that has occurred since April 1991 when the Company became a reporting company pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. The new exercise price, $2.00 per share, was in excess of the $1.219 market price of the underlying securities at the time of the re-pricing.


                                                                                           LENGTH OF
                                                                                        ORIGINAL OPTION
                                         NUMBER OF      MARKET PRICE                          TERM
                                         SECURITIES    OF UNDERLYING                      REMAINING AT
                                         UNDERLYING    SECURITIES AT   EXERCISE PRICE     DATE OF RE-
                                        OPTIONS RE-     TIME OF RE-    AT TIME OF RE-       PRICING
                         DATE OF RE-       PRICED         PRICING          PRICING         (IN YEARS)
  NAME AND POSITION        PRICING          (#)             ($)              ($)              (#)
Terrance W. Allan         05/01/96         8,331           1.219            2.750             5.3
                          05/01/96         5,000           1.219            2.750             8.0
                          05/01/96         1,000           1.219            3.375             8.1

Roger M. Barzun           05/01/96         8,000           1.219            3.375             8.1
                          05/01/96         8,000           1.219            3.125             8.8

Laurence D. Finman        05/01/96         10,000          1.219            3.125             8.8

Bernard H. Frank          05/01/96         20,827          1.219            2.75              5.3
                          05/01/96         27,500          1.219            2.75              8.0

John R. Ruda              05/01/96         20,827          1.219            2.75              5.3
                          05/01/96         15,000          1.219            2.75              8.0


The option re-pricing of May 1, 1996 was implemented because the market price of the Company's common stock had been severely depressed notwithstanding the dedication and hard work of certain of the Company's key employees, including certain executive officers, and because those employees had voluntarily agreed to take salary cuts.

Stock Plans Committee:        Robert M. Davies
                              Joel S. Lever


REPORT ON EXECUTIVE COMPENSATION IN THE 1997 FISCAL YEAR

This report has been prepared by the Compensation Committee and the Stock Plans Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended February 28, 1997. All members of the Committees are non-employee directors. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table, above, certain information concerning an executive officer of the Company's largest subsidiary, Steel City Products, Inc.,("SCPI") who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Compensation Agreements," above.

Compensation Policy. The overall intent in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to attract and retain the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options.

Chief Executive Officer's Compensation. The Chief Executive Officer's consulting fee and stock option grant are the result of a written consulting agreement that was negotiated between Mr. Auerbach and the Company and that is described above under the heading "Compensation Agreements." His compensation, consisting of both cash and stock options, was determined to be appropriate by the members of the Committees serving at the time based on the non-full-time nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer's prior financial and accounting experience in former employments; and the subjective judgement of the members of a reasonable level of compensation.

Other Executive Officers. Mr. Frank is an Executive Officer of the Company, but receives all of his compensation in his capacity of Chairman and Chief Executive Officer of SCPI. Mr. Allan is included in the

Company's proxy disclosures relating to compensation because of his importance to the success of the Company on a consolidated basis. Prior to December 1995, Mr. Ruda was an executive officer of SCPI. Each of these and the other executive officers of the Company is compensated under a written employment agreement that was reviewed and approved by the Company's Compensation Committee and in the case of Mr. Allan, by the SCPI Compensation Committee.

Salary. Three of the executive officers are long-term employees of SCPI and its predecessor, and one of them is a founder of the original business. Accordingly, the salary of each such executive was based on the level of his prior salary. As to those and the other executive officers of the Company, salary levels are also based on the subjective judgement of the members of the respective Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

Bonuses. Bonuses payable to Messrs. Frank and Allan under their employment agreements consist of an Annual Management Bonus, and in the case of Mr. Allan, an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation, LIFO adjustments and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The amount of the bonus pool allocation is based on Mr. Frank's recommendations to SCPI's Compensation Committee. Mr. Frank's recommendations, in turn, are based on his subjective judgement, formed by over forty years experience with the business, of the performance of each officer during the preceding year. Mr. Frank is entitled to a minimum Annual Management Bonus of 15% of salary provided that SCPI has earnings for the year in question. Bonuses paid in fiscal 1997 related to earnings in the prior year.

The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 1997 and accordingly no Annual Executive Bonuses were paid.

The bonus percentages and amounts contained in the executive's employment agreements are based on the executive's years of service, his perceived importance to the profitability of SCPI, and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus, and what is fair and reasonable. No bonuses were paid to any other executive officers of the Company during fiscal 1997.

Stock Options. The Committees believe that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock option grants to date is equal to the market price of the Common Stock on the date of grant. The stock option grants made to executive officers (other than to the Chief Executive Officer) in fiscal 1997 were made in recognition of the executives' services to the Company during the year and prior years and were in amounts deemed in the subjective judgement of the Stock Plans Committee to be appropriate.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the significant net operating loss carryforwards of SCPI, the deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board.

The Compensation Committee                           The Stock Plans Committee:
John D. Abernathy                                        Robert M. Davies
Robert M. Davies                                           Joel S. Lever

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1997, no member of the Compensation Committee or Stock Plans Committee was an employee of the Company or any or its subsidiaries. Mr. Frank serves on the Compensation Committee of SCPI and is a director of SCPI and of the Company.

In connection with the acquisition of Puma Products, Inc. in October 1994, the Company entered into a lease agreement with a partnership controlled by its founder, Anthony N. Puma, a director of the Company. The lease covers the 25,000 square foot facility used by Puma Products and runs for six years, with an option to extend for an additional four years. Rent under the lease is $3.25 per square foot and is subject to increases as a result of increases in real estate taxes and the Consumer Price Index. The financial terms of this lease were negotiated between the Company and Mr. Puma in connection with the acquisition of Puma Products and prior to his becoming affiliated with the Company. In May 1997 the Company sold Puma Products back to Mr. Puma.

The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction. No such transactions occurred in fiscal 1997.


DIRECTORS' COMPENSATION

Each director who is not an employee of the Company and who does not otherwise receive compensation from the Company receives an annual fee of $10,000, but no meeting fees, and is entitled to reimbursement for his out-of-pocket expenses incurred in attending meetings. Non-employee directors receive annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant.


The following Performance Graph and the foregoing Report of the Compensation Committee on Executive Compensation in this Item 11 are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Annual report on Form 10-K.


PERFORMANCE GRAPH

The following graph compares the percentage change in the Company's cumulative total stockholder return on Common Stock for the last five years with (i) the Dow Jones Global US Market Index (a broad market index), and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts, over the same period. Both indices are published in the Wall Street Journal.

The returns are calculated assuming the value of an investment in the Company's stock and each index of $100 on February 28, 1992 and that all dividends were reinvested; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.


[PERFORMANCE GRAPH]

 ------------------------------------------------------------------------------
                               1992    1993     1994     1995    1996    1997
 Oakhurst Company, Inc.       100.00   72.73    90.91   122.73   43.16   40.91
 DJ Global US                 100.00  111.11   119.86   101.29  144.18  197.70
 Dow Jones Retailers - Others 100.00  120.29   117.14   105.39  102.71  148.40
 ------------------------------------------------------------------------------

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


This item sets forth certain information regarding ownership of the Company's common stock at June 1, 1997. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of June 1, 1997, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than management) to own beneficially more than 5% of the outstanding common stock of the Company.


NAME AND ADDRESS                              NUMBER OF SHARES OF
OF BENEFICIAL OWNER                               COMMON STOCK              PERCENTAGE OF CLASS
Fidelity Capital Appreciation Fund (1)              289,000                        9.0%
82 Devonshire Street
Boston, Massachusetts 02109
Special Situations Fund, L.P. (2)                   289,000                        9.0%
153 East 53rd Street
New York, NY 10022
William D. Witter, Inc.                             175,400                        5.5%
One Citicorp Center
New York, NY  10022
--------------

(1) Fidelity Capital Appreciation Fund is a portfolio of the Fidelity Capital Trust, an investment company registered under the Investment Company Act of 1940.

(2) By agreement with the Company dated June 25, 1990, as amended, Special Situations Fund, L.P. (formerly Prudential-Bache Special Situations Fund, L.P.) agreed not to increase its beneficial ownership of the Common Stock of the Company or Steel City Products, Inc. ("SCPI") above 8.2% of the then outstanding shares, except in transactions to which the Company or SCPI, as the case may be, is a party or under certain other circumstances.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11, above, and by all directors, all such named individuals, and all executive officers of the Company as a group.



NAME OF BENEFICIAL OWNER                 SHARES OF COMMON STOCK            PERCENTAGE OF CLASS
John D. Abernathy                              41,996 (1)                         1.30%

Mark Auerbach                                 126,996 (2)                         3.82%

Robert M. Davies                               91,996 (3)                         2.85%

Laurence D. Finman                             32,500 (4)                         1.01%

Bernard H. Frank                               70,034 (5)                         2.14%

Joel S. Lever                                  72,815 (6)                         2.26%

Anthony N. Puma                               266,667 (7)                         8.33%

Terrance W. Allan                              27,331 (8)                           *

John R. Ruda                                    8,500                               *

All directors and executive
officers as a group, 10                       758,995 (9)                         21.5%
persons

--------------

*        Less than 1%

1. This number includes 26,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

2. These shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

3. This number includes 26,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.37 per share.

4. This number includes 12,500 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.25 to $2.00 per share.

5. This number includes 68,327 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.25 to $2.00 per share.

6. This number includes 26,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

7.       One-half of these shares may not be sold by Mr. Puma prior to October
         1997.

8. This number includes 26,831 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1997 at prices ranging from $1.25 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

9. This number includes 329,642 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1997 at prices ranging from $1.00 to $3.375 per share.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Reference is made to information contained under the headings "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in
Item 11, above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as a part of this report.

         1.  Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets: February 28, 1997 and February
                           29, 1996

                  Consolidated Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995

                  Consolidated Statements of Stockholders' Equity for the
                           fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995

                  Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995

                  Notes to Consolidated Financial Statements

                  Supplementary Financial Data:

                           Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 28, 1997 and February 29, 1996

         2. The following Financial Statement Schedules for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 are submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


         3.  Exhibits

Exhibit No.       Description

   2.1 Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc).

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

   3.2            By-laws (filed as Appendix C to the Proxy
                  Statement/Prospectus of the Company and Steel City Products, Inc. dated April 16, 1991).

   4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

+10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

 10.2 Agreement dated June 11, 1991 with Prudential-Bache Special Situations Fund (filed as Exhibit 10(q) to the Annual Report on Form 10-K of Steel City Products, Inc. for the fiscal year ended March 3, 1990).

+10.3 Employment Agreement with Harold Garfinkel dated as of November 1, 1993 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10- K for the fiscal year ended February 26, 1994).

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

+10.10 Stock Purchase Agreement dated as of October 20, 1994 among Oakhurst Capital, Inc., Puma Products and Anthony Puma also containing employment agreements with Anthony Puma and Laurence Finman (filed as an exhibit to Oakhurst's Form 8-K filed on October 26, 1994).

 10.11 Lease agreements by and between James Dowling and Dowling's Fleet Service Company, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 10.12 Lease agreement by and between Anthony Puma and Puma Products (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

+10.13 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 +10.14 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

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

  10.17 Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.18 Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation dated March 28, 1996 (filed as
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.19 Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 +10.20 Consulting Agreement with Mark Auerbach dated as of December 19, 1995 and Options Agreement with Mark Auerbach dated as of December 19, 1995 (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 +10.21 Employment Agreement between Oakhurst Management Corporation and John R. Ruda dated as of December 19, 1995 filed as
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 +10.22 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 - filed herewith

 +10.23 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 - filed herewith

 +10.24 Employment Agreement between Laurence D. Finman and Oakhurst Management Co., dated as of March 1, 1996 - filed herewith

  10.25 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 - filed herewith

  10.26 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 - filed herewith

+10.27 Stock Purchase and Sale Agreement between Anthony N. Puma, Puma Products, Inc. and Oakhurst Company, Inc., dated as of June 10, 1997 - filed herewith

  11 Statement of re-computation of per-share earnings - filed herewith.

  21              Subsidiaries at February 28, 1997:
                           Steel City Products, Inc. - Delaware
                           H&H Distributors, Inc. - Pennsylvania
                           Dowling's Fleet Service Company, Inc. - New York Puma Products, Inc. - Texas
                           Oakhurst Management Corporation - Texas

  23              Consent of Deloitte & Touche LLP - filed herewith.

  27 Financial Data Schedule (EDGAR transmission only) - filed herewith.

-----------------
+        Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed during the Company's fourth fiscal quarter ended February 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OAKHURST COMPANY, INC.

Date:  June 12, 1997              By: /s/ ROBERT M. DAVIES
                                     ------------------------
                                          Robert M. Davies
                                          President and Chief Executive Officer
                                          (duly authorized officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Robert M. Davies, Bernard H. Frank and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES                                     TITLES                               DATE
         ----------                                     ------                               ----
   /s/   Robert M. Davies                       Chairman of the Board,                    June 12, 1997
------------------------------------------
Robert M. Davies                                President and Chief Executive
                                                Officer


   /s/   Mark Auerbach                          Chief Financial Officer                   June 12, 1997
------------------------------------------
Mark Auerbach                                   and Director (principal financial
                                                and accounting officer)


   /s/   Bernard H. Frank                       Chief Operating Officer                   June 12, 1997
------------------------------------------
Bernard H. Frank                                Director


   /s/   John D. Abernathy                      Director                                  June 12, 1997
------------------------------------------
John D. Abernathy


   /s/   Joel S. Lever                          Director                                  June 12, 1997
------------------------------------------
Joel S. Lever


   /s/   Anthony N. Puma                        Director                                  June 12, 1997
------------------------------------------
Anthony N. Puma

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.:

We have audited the accompanying consolidated balance sheets of Oakhurst Company Inc. and subsidiaries as of February 28, 1997 and February 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996 and the results of their operations and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 12, 1997





                                     -F1-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                          ASSETS                                   FEBRUARY 28,   FEBRUARY 29,
                                                                                       1997          1996
                                                                                     --------      --------
Current assets:
     Cash ......................................................................     $     39      $    318
     Trade accounts receivable, less allowance of $555 and $558, respectively ..        3,882         4,027
     Commissions receivable ....................................................           --           230
     Other receivables .........................................................          483           564
     Inventories ...............................................................        5,687         8,080
     Net assets held for sale (see Note 2)  ....................................           --            --
     Other .....................................................................          370           467
                                                                                     --------      --------
                       Total current assets ....................................       10,461        13,686
                                                                                     --------      --------

Property and equipment, at cost ................................................        2,839         3,216
     Less accumulated depreciation .............................................       (1,311)       (1,109)
                                                                                     --------      --------
                                                                                        1,528         2,107
                                                                                     --------      --------

Deferred tax asset, less valuation allowance
     of $51,300 and $46,800, respectively ......................................        1,000         4,086
Excess of cost over net assets acquired, net ...................................        2,468         6,035
Other assets ...................................................................          450           203
                                                                                     --------      --------
                                                                                        3,918        10,324
                                                                                     --------      --------

                                                                                     $ 15,907      $ 26,117
                                                                                     ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................     $  6,106      $  5,762
     Accrued compensation ......................................................          394           369
     Current maturities of long-term obligations ...............................          953           670
     Current maturities of long-term obligations, related parties ..............           88           169
     Accrued interest ..........................................................           88            88
     Other accrued expenses ....................................................          417           591
                                                                                     --------      --------
                       Total current liabilities ...............................        8,046         7,649
                                                                                     --------      --------

Long-term obligations:
     Long-term debt ............................................................        5,344         5,857
     Long-term debt, related parties ...........................................          286         1,574
     Other long-term obligations ...............................................           86           138
                                                                                     --------      --------
                                                                                        5,716         7,569
                                                                                     --------      --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued            --            --
     Common stock, par value $0.01 per share; authorized 14,000,000
        shares; issued 3,201,144 and 3,195,235 shares, respectively ............           32            32
     Additional paid-in capital ................................................       46,529        46,522
     Deficit (Reorganized on August 26, 1989) ..................................      (44,415)      (35,654)
     Treasury stock, at cost, 207 common shares ................................           (1)           (1)
                                                                                     --------      --------
                       Total stockholders' equity ..............................        2,145        10,899
                                                                                     --------      --------
                                                                                     $ 15,907      $ 26,117
                                                                                     ========      ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                     -F2-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)





                                                                 Fiscal           Fiscal           Fiscal
                                                               Year Ended       Year Ended       Year Ended
                                                               February 28,    February 29,     February 28,
                                                                  1997             1996            1995
                                                               -----------      -----------      -----------
Sales ...................................................     $    41,928      $    47,339      $    43,142
Other income ............................................             327              471              655
                                                              -----------      -----------      -----------
                                                                   42,255           47,810           43,797
                                                              -----------      -----------      -----------


Cost of goods sold, including occupancy and
    buying expenses .....................................          32,459           37,321           32,384
Operating, selling and administrative expenses ..........          10,573           10,952            9,243
Provision for doubtful accounts .........................             102              610               27
Amortization of excess of cost over net assets acquired .             448              439              290
Interest expense ........................................             843              646              411
Loss on assets held for sale - H&H and Puma (see Note 2)            3,493               --               --
                                                              -----------      -----------      -----------

                                                                   47,918           49,968           42,355
                                                              -----------      -----------      -----------
(Loss) income from continuing
    operations before income taxes ......................          (5,663)          (2,158)           1,442
                                                              -----------      -----------      -----------

Current income tax (expense) benefit ....................             (12)             115             (155)
Deferred income tax expense .............................          (3,086)          (2,000)            (468)
                                                              -----------      -----------      -----------
                                                                   (3,098)          (1,885)            (623)
                                                              -----------      -----------      -----------
(Loss) income from continuing operations ................          (8,761)          (4,043)             819

Discontinued retail operations:
    Income on disposal, less income tax expense of $0 and
       $46 in fiscal 1996 and fiscal 1995, respectively .              --               65               90
                                                              -----------      -----------      -----------

Net (loss) income .......................................     $    (8,761)     $    (3,978)     $       909
                                                              ===========      ===========      ===========


Per share amounts:
    (Loss) income from continuing operations ............     $     (2.74)     $     (1.27)     $      0.27
    Income from discontinued operations .................              --             0.02             0.03
                                                              -----------      -----------      -----------
    Net (loss) income ...................................     $     (2.74)     $     (1.25)     $      0.30
                                                              ===========      ===========      ===========

Weighted average number of shares outstanding
    used in computing per share amounts .................       3,200,140        3,194,021        3,076,801
                                                              ===========      ===========      ===========






             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                     -F3-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Dollar amounts in thousands)








                                                            Additional    Retained
                                                Common        Paid-in     Earnings    Treasury
                                                 Stock        Capital     (Deficit)     Stock      Totals
                                                -------      --------     --------       ---      -------
Balance at February 26, 1994 ..............     $    26      $ 43,904      $(32,585)     $(1)     $11,344
Net income ................................                                     909                   909
Deferred tax benefit resulting from a
     reduction in the valuation allowance
     of the deferred tax asset ............                     1,600                               1,600
Exercise of warrants ......................           3           329                                 332
Issuance of Common Stock in connection with
     the acquisition of Puma Products, Inc.           3           647                                 650
                                                -------      --------      --------      ---      -------
Balance at February 28, 1995 ..............          32        46,480       (31,676)      (1)      14,835
Net loss ..................................                                  (3,978)               (3,978)
Employee stock award ......................                        19                                  19
Other .....................................                        23                                  23
                                                -------      --------      --------      ---      -------
Balance at February 29, 1996 ..............          32        46,522       (35,654)      (1)      10,899
Net loss ..................................                                  (8,761)               (8,761)
Employee stock award ......................                         7                                   7

                                                -------      --------      --------      ---      -------
Balance at February 28, 1997 ..............     $    32      $ 46,529      $(44,415)     $(1)     $ 2,145
                                                =======      ========      ========      ===      =======

















             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                     -F4-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                              Fiscal       Fiscal        Fiscal
                                                                             Year Ended   Year Ended    Year Ended
                                                                            February 28, February 29,  February 28,
                                                                               1997        1996         1995
                                                                             -------      -------      -------
   Cash flows from operating activities:
(Loss) income from continuing operations ...........................         $(8,761)     $(4,043)     $   819
    Adjustments to reconcile (loss) income from continuing
      operations to net cash (used in) provided by operating activities:
       Depreciation and amortization ...................................       1,207          873          596
       Deferred tax expense ............................................       3,086        2,000          514
       Loss on assets held for sale ....................................       3,297           --           --
       Loss on retirement of assets ....................................          36           37           --
       Employee stock award ............................................           7           19           --
       Other ...........................................................          --           23           --
    Other changes in operating assets and liabilities:
       Accounts receivable .............................................        (255)       1,667         (213)
       Inventories .....................................................       1,102        2,320       (1,051)
       Accounts payable ................................................         760       (2,304)       1,759
       Other ...........................................................         330         (467)          68
                                                                             -------      -------      -------
Net cash provided by (used in) operating activities of:
    Continuing operations ..............................................         809          125        2,492
    Discontinued operations ............................................        (255)        (282)        (161)
                                                                             -------      -------      -------
Net cash provided by (used in) operating activities: ...................         554         (157)       2,331
                                                                             -------      -------      -------

Cash flows from investing activities:
    Additions to property and equipment ................................        (177)        (430)        (633)
    Acquisition of subsidiaries, net of cash acquired ..................         (79)          --       (5,208)
    Loss on assets held for sale .......................................        (196)          --           --
    Net change in the excess of cost over net assets acquired ..........          --         (284)          --
    Other ..............................................................         (25)          --          (35)
                                                                             -------      -------      -------
Net cash used in investing activities ..................................        (477)        (714)      (5,876)
                                                                             -------      -------      -------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ....................         693        2,225        1,360
    Proceeds from issuance of long-term debt ...........................       1,500           --        2,560
    Repayment of notes payable .........................................          --         (548)        (406)
    Principal payments on long-term obligations ........................      (2,276)        (802)      (1,058)
    Deferred loan costs ................................................        (273)          --           --
    Exercise of warrants ...............................................          --           --          332
                                                                             -------      -------      -------
Net cash (used in) provided by financing activities ....................        (356)         875        2,788
                                                                             -------      -------      -------

Net (decrease) increase in cash ........................................        (279)           4         (757)
Cash at beginning of period ............................................         318          314        1,071
                                                                             -------      -------      -------
Cash at end of period ..................................................     $    39      $   318      $   314
                                                                             =======      =======      =======

Supplemental disclosures of cash flow information:

    Cash paid during the period for operating activities:
      Interest .........................................................     $   791      $   903      $   334
                                                                             =======      =======      =======
      Income taxes, net of refunds received ............................     $    (3)     $     9      $    20
                                                                             =======      =======      =======

       Non-cash investing and financing activities:
          Fiscal year ending February 28, 1997: A note payable of $105, and non-compete agreement with a discounted value of $274 were issued in connection with the acquisition of a subsidiary (see Note
            13). In addition, there were charges relating to the disposal of two subsidiaries (see Note 2).

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

                                     -F5-

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business and Significant Accounting Policies

   Basis of Presentation:

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of the issued and outstanding common and voting preferred stock of SCPI. Accordingly, Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying consolidated financial statements reflect this control and include the accounts of SCPI.

         Oakhurst acquired all of the outstanding capital stock of H&H Distributors d/b/a Harry Survis, ("H&H"), of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma") in January 1994, August 1994 and October 1994, respectively. In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. In March 1996, Dowling's acquired the outstanding capital stock of G&O Sales Company ("G&O") (see Note 13). The accompanying consolidated financial statements include the accounts of these subsidiaries for the respective periods of ownership, and all significant intercompany accounts and transactions have been eliminated in consolidation (see Note 2).


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


   Business Activities:

         The Company's operations through February 28, 1997 consisted of four subsidiaries primarily engaged in the wholesale distribution trade to the automotive aftermarket. SCPI is a wholesale distributor operating under the trade name Steel City Products selling primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based mainly in the Northeastern United States. Dowling's is a wholesale distributor of automotive radiators and related parts serving mostly radiator repair shops in the New York, Connecticut, New Jersey and greater Philadelphia, Pennsylvania markets. H&H is involved in the retail and wholesale distribution and installation of automotive accessories, including stereos, alarms and cellular phones, in western Pennsylvania. Puma is wholesale distributor of high quality truck and van conversion products to automotive and truck converters, restylers and accessories retailers. Subsequent to February 28, 1997, the common stock of Puma was sold and Oakhurst's Board of Directors made the decision to sell or otherwise dispose of the common stock of H&H (see Note 2).

                                     -F6-

   Fiscal Year:

         The Company's fiscal year ends on the last day of February.

   Inventories:

         The Company's inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO) for 59% and 56% of the Company's inventories at February 28, 1997 and February 29, 1996, respectively, and by the first in, first out (FIFO) method for the remaining inventories. Had all the Company's inventories been valued using the FIFO method, they would have been approximately $292,000 and $388,000 higher than reported at February 28, 1997 and February 29, 1996, respectively.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: buildings, 15-40 years; building improvements, 5-20 years; leasehold improvements, 3-5 years; and office furniture, equipment and vehicles, 3-10 years. Depreciation expense was approximately $493,000, $430,000 and $305,000 in fiscal 1997, 1996 and 1995, respectively.

   Excess of Costs Over Net Assets Acquired:

         The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over periods ranging from 15 to 40 years. The unamortized values at February 28, 1997 and February 29, 1996, are net of accumulated amortization of approximately $601,000 and $816,000, respectively.

         In fiscal 1997, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of", which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, SCPI assesses whether its excess of costs over net assets acquired and other long-lived assets are impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based upon the estimated fair value of the asset. The adoption of SFAS No. 121 did not have an impact on the Company's carrying value of such assets.


   Revenue Recognition:

         Revenues are recognized at the time products are shipped or installation occurs.


   Federal Income Taxes:

         Oakhurst accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The standard requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 6).

                                     -F7-

   Stock-Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.


   Earnings Per Share:

         Income per share amounts attributable to common stockholders are computed on the basis of the weighted average number of outstanding common shares and common stock equivalents determined by applying the treasury stock method to stock options and warrants outstanding. Loss per share amounts do not include common stock equivalents since that would reduce the net loss per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period earnings per share presented. The basic earnings per share and diluted earnings per share as defined by SFAS No 128 approximates the historically presented earnings per share.


   Reclassifications:

         Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1997 presentation.


2.  Assets Held for Sale

         In June 1997, Oakhurst entered into an agreement to sell the common stock of Puma. In April 1997, management decided to dispose of H&H. Management believes that there is no net realizable value relative to H&H's common stock. Accordingly, the results for fiscal 1997 include a charge related to the disposal of such subsidiaries representing the net effect of the write-off of the net assets of the subsidiaries and the related excess of costs over net assets acquired.

         Effective as of May 31, 1997, the former owner of Puma, a director of Oakhurst, acquired the capital stock of Puma in exchange for his repayment of the revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma, and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provides for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for the net book value at May 31, 1997 of approximately $170,000.

         As a result of the sale of Puma, Oakhurst will be relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

                                     -F8-

         Puma's and H&H's net assets held for sale at February 28, 1997 consist of the following:

Assets:
Cash ....................................     $   99
Trade accounts receivable ...............        451
Commissions receivable ..................        105
Inventories .............................      1,446
Other current assets ....................        212
Excess of costs over net
  assets acquired (goodwill) ............      3,140
Property and equipment, net .............        253
Other assets ............................        122
                                              ------
         Total assets ...................     $5,828
                                              ======

Liabilities:
Accounts payable ........................     $  451
Acquisition debt ........................      1,200
Accrued compensation ....................         54
Current portion of long-term debt .......          9
Other current liabilities ...............         54
Long-term obligations, including revolver        567
                                              ------
         Total liabilities ..............     $2,335
                                              ======

         Net assets .....................     $3,493
                                              ======





3.  Property and Equipment

         Property and equipment are summarized as follows (in thousands):

                                           February 28, February 29,
                                              1997         1996
                                             -------      -------
Land ...................................     $   170      $   170
Buildings ..............................         830          830
Leasehold and building improvements ....         520          547
Office furniture, equipment and vehicles       1,319        1,669
                                             -------      -------
                                               2,839        3,216
Less accumulated depreciation ..........      (1,311)      (1,109)
                                             -------      -------
                                             $ 1,528      $ 2,107
                                             =======      =======









                                     -F9-

4.  Line of Credit and Long-Term Obligations

            Long-term obligations, including the present value of the Creditor Notes (see Note 7), consist of the following (in thousands):

                                                                  February 28, February 29,
                                                                     1997        1996
                                                                     ------     ------
Term loan, due monthly through
      April 1998 ...............................................     $1,268     $1,663
Revolving Credit Agreement due in April 1998 ...................      3,881      3,750
Creditor Notes, due annually through July 1998 .................        809      1,064
Dowling's Notes, due quarterly through March 2001 ..............        374        543
G&O acquisition note, due in March 1997 ........................        105         --
G&O non-compete payments, due monthly through March 1998 .......        204         --
Capital lease obligations for computer and warehouse equipment,
      due monthly through August 2001 ..........................         50         66
Puma acquisition note, due in five annual installments beginning
      in March 1998 (see Notes 2 and 13) .......................         --        600
Puma estimated earn-out, payable in five annual installments
      through May 2000 (see Notes 2 and 13) ....................         --        600
Other ..........................................................         66        122
                                                                     ------     ------
                                                                      6,757      8,408
Less current portion ...........................................      1,041        839
                                                                     ------     ------
                                                                     $5,716     $7,569
                                                                     ======     ======

         In fiscal 1995, Oakhurst entered into a two year revolving credit agreement (the "Credit Agreement") that, until its amendment, provided for maximum borrowings of $3 million, subject to a borrowing base as defined in the Credit Agreement, and SCPI obtained a four year term loan in the amount of $2,560,000 (the "Term Loan"), which was secured by a mortgage on SCPI's real estate, and was guaranteed by Oakhurst and its subsidiaries, supported by a pledge of the capital stock of Oakhurst's subsidiaries. The Term Loan provided for monthly repayments beginning in September 1994 and interest at a fixed rate of 9.25%.

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

         At February 28, 1997, Oakhurst did not meet certain of its consolidated covenants, and has received waivers from its lender with respect to its compliance with such covenants. On June 12, 1997, Oakhurst entered into an agreement with the lender to amend the Credit Facility to reflect the disposals. The agreement principally reduces the total amount available under the Revolver to $7 million, and amends certain financial covenants, including the elimination of the consolidated tangible net worth covenant.

         The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees. Oakhurst paid closing costs of approximately $299,000 in connection with the Credit Facility.

                                     -F10-

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

         The DFS Notes bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon, beginning in June 1996 (see Note 13).

         The G&O Acquisition Note bore interest at 7% and was paid in full in March 1997, together with accrued interest thereon. The G&O Non-Compete Agreement provides for 36 monthly payments of $8,750 beginning in March 1996. The G&O Non-Compete Agreement has been discounted using an imputed interest rate of 9.75% (see Note 13).

         Long-term obligations mature during each fiscal year as follows (in thousands):

               Fiscal
               ------
                  1998..........................            $1,041
                  1999..........................             5,451
                  2000..........................               112
                  2001..........................               101
                  2002..........................                33
            Thereafter..........................                19
                                                            ------
                                                            $6,757
                                                            ======

5.   Financial Instruments

                      Financial instruments at February 28, 1997 consists of the following (in thousands):

                                        Carrying     Fair
                                         Value      Value
                                         ------     ------
Cash ...............................     $   39     $   39
Creditor Notes .....................     $  809     $  812
Long-term obligations (the Term Loan
   and Credit Agreement) ...........     $5,149     $5,149


         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a market rate of 11.75% to determine current fair value.


6.  Income Taxes and Deferred Tax Asset

         At February 28, 1997, Oakhurst has, for tax reporting purposes, net operating tax loss carry-forwards of approximately $150 million which expire in the years 2001 through 2011, and capital losses of approximately $4 million. Under SFAS No. 109, Oakhurst records as an asset the future benefit of its net operating tax loss carry-forwards and other tax benefits.

         Fluctuations in market conditions and trends and other changes in the Company's earnings base, such as subsidiary acquisitions and disposals, warrant periodic management reviews of the recorded tax asset to determine if an increase or decrease in the recorded valuation allowance is necessary to reduce the tax asset to an amount that management believes will more likely than not be realized. During the year ended February 29, 1996, SCPI experienced significant changes in its customer base. As a result, management undertook an

                                     -F11-
extensive review and strategic evaluation of SCPI's operations to determine the impact of this lost business on SCPI's future levels of revenues and profits, and to evaluate future customer and product opportunities. In addition, the Company's other operating subsidiaries were evaluated considering the then current trends and historical operations. These efforts led to an increase of approximately $2.5 million in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense.

         Subsequent to February 28, 1997, the Board of Directors of Oakhurst made the decision to dispose of Puma and H&H, which led to a further increase of approximately $4.9 million in the valuation allowance of the deferred tax asset, with a corresponding charge to deferred tax expense. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of $7.4 million to deferred tax expense for fiscal 1996 and fiscal 1997, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990. Any subsequent utilization of the net operating tax loss carry-forwards is accounted for as a reduction of the deferred tax asset.

         In order to realize the net recorded tax benefit at February 28, 1997, Oakhurst is required to generate approximately $2.9 million of federal taxable income before the expiration of the tax benefits to realize the net recorded tax benefit, as adjusted.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):


                                            Fiscal       Fiscal       Fiscal
                                          Year Ended   Year Ended   Year Ended
                                          February 28, February 29, February 28,
                                             1997         1996         1995
                                            -------      -------      -----
Current tax expense (benefit) .........     $    12      $  (115)     $ 623
Current tax benefit from utilization of
  net operating tax loss carryforwards           --           --       (468)
                                            -------      -------      -----
                                                 12         (115)       155
Increase in valuation allowance
  of the deferred tax asset ...........       4,854        2,482         --
Deferred tax (benefit) expense ........      (1,768)        (482)       468
                                            -------      -------      -----
Income tax expense ....................     $ 3,098      $ 1,885      $ 623
                                            =======      =======      =====


         During the fiscal year ended February 29, 1996, SCPI settled a dispute over a tax refund claimed from the state of Kentucky by SCPI's predecessor, and accordingly, recorded a refund of approximately $142,000, including approximately $35,000 in interest.




                                     -F12-

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                         Fiscal       Fiscal        Fiscal
                                       Year Ended   Year Ended    Year Ended
                                      February 28, February 29,  February 28,
                                          1997         1996         1995
                                         -------      -------      -----
Tax (benefit) expense at the U.S.
  federal statutory rate ...........     $(1,925)     $  (734)     $ 490
State income tax expense (benefit),
  net of refunds and federal benefit           7          (75)        95
Increase in deferred tax asset
  valuation allowance ..............       4,854        2,482         --
Non-deductible costs ...............         162          212         98
Non-taxable escrow refund ..........          --           --        (60)

                                         -------      -------      -----
      Income tax expense ...........     $ 3,098      $ 1,885      $ 623
                                         =======      =======      =====


         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 28, 1997 expire as follows (in thousands):


2002 ..........................       $  12,000
2003 ..........................          52,000
2004 ..........................          22,000
2005 ..........................          49,000
2006 ..........................          13,000
2010...........................           1,500
2011 ..........................             500
                                       --------
                                       $150,000
                                       ========


7.  Discontinued Retail Operations

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

         The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998, subject to a prepayment provision whereby if defined cash flow exceeds $1,000,000 and $1,100,000 in fiscal 1996 and 1997, respectively, holders of Creditor Notes may tender for prepayment a portion thereof in the amount of the defined excess cash flow, but not to exceed approximately $400,000 per annum. In fiscal 1996 and in fiscal 1997, SCPI did not meet the defined criteria for such prepayment. The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $56,000, $76,000 and $96,000 is included in results of continuing operations for fiscal 1997, 1996 and 1995, respectively.

                                     -F13-

         Income from the discontinued former Retail Division of $65,000 and $90,000 for the periods ended February 29, 1996 and February 28, 1995, primarily reflected decreases in SCPI's reserve for contingent liabilities relating to the former Retail Division, net of an income tax provision of $46,000 for fiscal 1995.

8.   Stock Options

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

         The Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries, and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. In fiscal 1996, the Board of Directors adopted an amendment to the plan whereby the maximum amount of shares issuable under the Omnibus Plan was increased to 500,000 shares, and such amendment was approved by the shareholders in fiscal 1997.

         In fiscal 1995, options covering 313,084 shares were granted at prices ranging from $2.75 to $3.875. In fiscal 1996, the price of 105,000 of such options was reduced to $2.00 per share, and a further 129,500 options were granted at prices ranging from $1.25 to $2.00. In fiscal 1997, 49,500 and 400 options were granted at a prices of $1.25 and $1.16 per share, respectively. The options generally vest over a four year period and expire ten years from the date of the grant; however 100,000 of the options granted in fiscal 1996 vested over a one year period, and 49,500 of options granted in fiscal 1997 were immediately exercisable. In fiscal 1997, 21,850 options were forfeited. Options covering 403,517, 254,959 and 136,234 shares were exercisable at February 28, 1997, February 29, 1996 and February 28, 1995, respectively. None of these options have been exercised.

         The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. In April 1994, pursuant to the terms of the plan, eight non-employee directors were each granted a fully-vested option to purchase 3,000 shares (24,000 shares in the aggregate) of common stock at $2.75 per share, the market value on the date of the grant, to remain exercisable for ten years following the grant date. On May 1 of each subsequent year, each non-employee director holding office on such date receives a fully-exercisable ten year option to purchase an additional 3,000 shares. Accordingly, in fiscal 1996 and 1997, options to purchase 24,000 and 15,000 shares, respectively, were granted at $3.375 and $1.22 per share, respectively. During fiscal 1996 and 1997, 6,000 and 9,000 shares, respectively, expired upon certain director's resignations in those years. None of these options have been exercised.

         In fiscal 1992, the Board of Directors granted options to purchase 194,388 shares of Oakhurst's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the price of 49,984 of such options was reduced to $2.00 per share. During fiscal 1997, 1996 and 1995, no options were exercised, and during fiscal 1997 and 1995, 29,992 and 14,996 options, respectively, were forfeited. At February 28, 1997, there were 149,400 options outstanding and at fiscal 1996 and 1995, there were 179,392 options outstanding. These options are fully vested and will remain exercisable through 2001.

         In connection with SCPI's predecessor's emergence in fiscal 1990 from Chapter 11 bankruptcy proceedings, warrants to purchase 366,837 shares of common stock were issued and were exercisable at a price

                                     -F14-
of $1.00 per share through September 28, 1994. As a result of the merger (see
Note 1), the warrant holders, upon exercise, were entitled to one share each of SCPI's and Oakhurst's common stock for the aggregate purchase price of $1.00. During fiscal 1995, 331,622 shares were purchased pursuant to these warrants and 35,215 warrants expired.

         As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. There would have been no effect on the Company's net earnings and earnings per share had the Company used the fair value method to determine such compensation costs instead of the intrinsic value method.

         The following table summarizes information about stock options outstanding and exercisable at February 28, 1997:



                          Options outstanding             Options exercisable
                  ----------------------------------      -------------------
                                Weighted    Weighted                Weighted
                                average     average                  average
  Range of                     remaining    exercise                exercise
exercise price      Number    contractual    price         Number     price
  per share       of shares   life (years)  per share    of shares  per share
-------------     ---------   -----------   ---------    ---------  ---------
$1.16 - $3.88       470,634      7.93        $2.18         403,517   $2.13
$1.22 - $3.38        48,000      8.11        $2.44          48,000   $2.44
$2.00 - $2.75       149,400      4.50        $2.50         149,400   $2.50
                    -------                                -------
                    668,034                                600,917
                    =======                                =======


          At February 29, 1996, options were exercisable for 476,351 shares at a weighted average exercise price of $2.57 per share. The corresponding amounts at February 28, 1995, were 339,626 and $3.00 per share, respectively.


9.  Employee Pension Plan

          Steel City Products maintains a defined contribution profit-sharing retirement plan ("the SCP Plan") covering substantially all its employees, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. Through fiscal 1995, the SCP Plan provided for a 25% matching employer contribution and an annual discretionary contribution determined by SCPI's Board of Directors. Total expense related to the SCP Plan was $150,000 for the year ended February 28, 1995. In October 1995, the 25% SCP Plan matching employer contribution was suspended until further notice.

          Through December 31, 1995, Dowling's maintained a profit-sharing plan for all employees over the age of twenty-one with 1,000 hours of defined service. Employer contributions to the plan are made on an annual basis at the discretion of management. Total expense was approximately $29,000 and $8,000 in fiscal 1996 and fiscal 1995, respectively.

          Through December 31, 1995, H&H maintained a defined contribution profit-sharing retirement plan for all employees over the age of 21 who have met one year of defined eligibility service. Employer contributions to the plan were made on an annual basis at the discretion of management. There were no plan related expenses in fiscal 1996, and such expense was approximately $12,000 in fiscal 1995.

          On June 1, 1995, by amendment to the SCP Plan, Oakhurst and Puma were incorporated into the SCP Plan, the Plan was renamed the Oakhurst Company Profit Sharing Plan (the "Profit Sharing Plan"), and on January 1, 1996 H&H and Dowling's were also incorporated into the Profit Sharing Plan, and Dowling's merged its former plan's assets and liabilities into the Profit Sharing Plan. The Profit Sharing Plan covers substantially all persons employed by the Company and its subsidiaries and provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is to be determined annually by each

                                    -F15-
company's Board of Directors. In fiscal 1996, there were no discretionary contributions made. In fiscal 1997, total plan related expense was approximately $53,000.

10.  Leases

          The Company leases its corporate office and certain of its subsidiaries' warehouses under operating leases which expire over the next four years. Generally, leases are net leases that require payment by the Company of executory expenses such as real estate taxes, insurance, maintenance and other operating costs. The leases generally provide for renewal options. Certain of these leases were with related parties (see Note 15).

  Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

                          Fiscal
                   1998........................................  $  548
                   1999........................................     534
                   2000........................................     266
                   2001........................................      86
                   2002........................................  ------
                   Total future minimum rental payments          $1,434


         Total rent expense for all operating leases amounted to approximately $703,000, $600,000 and $420,000 for fiscal 1997, 1996 and 1995, respectively.

11.  Commitments and Contingencies

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined. The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal.

         In fiscal 1996, Oakhurst entered into employment agreements with certain senior executives of Oakhurst and Dowling's that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire between June 1997 and February 2001.

         Management is unaware of any other significant contingencies.

12.  Major Customers

         Sales to each of those major customers representing individually more than 10% of Oakhurst's consolidated sales were as follows (in thousands):

                Fiscal Year Ended    Fiscal Year Ended    Fiscal Year Ended
                February 28, 1997    February 29, 1996    February 28, 1995
               ------------------   -------------------   -------------------
                         % of                  % of                  % of
               Sales  Total Sales   Sales   Total Sales   Sales   Total Sales
               -----  -----------  ------   -----------  ------   -----------
Customer "A"     --       --       $4,641       10%      $6,046        14%
Customer "B"     --       --       $3,975        8%      $4,465        10%

                                     -F16-

          During the third quarter of fiscal 1996, customer A informed SCPI that it had decided to change its source of supply, and sales to this customer ended in January 1996.

          In July 1993, one of SCPI's then-largest customers (customer B) filed for protection under Chapter 11 of the United States Bankruptcy Code. This customer reorganized and emerged from Chapter 11 in January 1995. Customer B continued to be one of SCPI's largest customers throughout this period until the second quarter of fiscal 1996, when management curtailed the level of credit allowed to such customer after becoming aware that it was experiencing new financial difficulties. In October 1995, customer B again filed for protection under the U.S. Bankruptcy Code and announced that it would close all its stores; the fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.


13.  Acquisitions and Related Arbitration

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

         The cash portion of the purchase price of Dowling's was funded by Series A Preferred stock dividends of $2.8 million from SCPI (funded by the Term Loan), by advances from SCPI and by advances under the Credit Agreement (see Note 4).

         In October 1994, Oakhurst acquired all of the outstanding capital stock of Puma. The purchase price of approximately $4.2 million consisted of $1.2 million in cash, a note payable to the seller of $600,000 which had provided for interest at prime plus 1% and which had been due in two annual installments commencing with the first anniversary of the closing date, a note payable to the seller, paid in full in fiscal 1996, of approximately $750,000 that provided for interest at prime plus 1%, earn-out payments which were initially estimated at $1,100,000 and the issuance of 266,667 shares of Oakhurst's common stock, which was valued at $650,000 and is restricted for up to three years following issuance. The purchase agreement provided for bonus earn-out payments to be made to the former shareholder over five years in the event that earnings exceed historical levels. There were no earn-out payments made during the term of the agreement. In connection with the sale of Puma (see
Note 2), the remaining obligations under the note payable and earn-out were canceled.

         The cash purchase portion of the acquisition price of Puma was funded by available cash and by

                                     -F17-
borrowings under the Credit Agreement. In addition, Oakhurst incurred acquisition costs of approximately $250,000.

          On March 28, 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania. The purchase price of approximately $210,000 consisted of $105,000 in cash, with the balance in the form of a note payable to the seller. The note carried interest at 7%, and was paid in full on the first anniversary of the acquisition date, together with interest thereon. The seller continues with G&O under a four year employment agreement.

         In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the next four years. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years. The G&O acquisition did not have an impact on Oakhurst's earnings per share, and accordingly, pro forma information for G&O has not been presented.

         The acquisitions were accounted for using the purchase method of accounting. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows (in thousands):

                                            Dowling's    Puma       G&O
                                            ---------   ------     ----
         Fair value of assets acquired..     $7,080     $4,609     $279
         Liabilities assumed ...........      1,927        675       67
                                             ------     ------     ----
            Net assets acquired ........     $5,153     $3,934     $212
                                             ======     ======     ====


14.  Corporate Reorganization

         Under the merger (see Note 1), SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI as of February 28, 1995, February 29, 1996 and February 28, 1997, respectively, have not yet been completed. Management expects that the revaluations as of the end of the two most recent fiscal years, when complete, will result in a decrease in the valuation of SCPI because of changes in the business climate that occurred primarily during fiscal 1996. Accordingly, Series A Preferred shares outstanding may be canceled once such valuations are complete.

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

         The Series A Preferred Stock carries a dividend rate of $0.5228 per share and has a redemption price and liquidation preference of $5.2282 per share plus any accumulated dividends in arrears. Through February 28, 1997, dividends of approximately $6.2 million have accumulated since the effective date of the merger; of this amount, approximately $3.6 million has been declared by SCPI's Board of Directors and paid through fiscal 1995. Approximately $2.6 million of undeclared dividends in arrears was outstanding as of February 28, 1997.


15.  Related Party Transactions

         In fiscal 1994, H&H entered into a seven-year lease with Harold Garfinkel, the President and former

                                     -F18-
owner of H&H, for the principal property from which it conducted its business. The lease requires annual lease payments of $144,000. H&H paid Mr. Garfinkel $144,000 in each of fiscal 1997, 1996 and 1995 under this lease.

          In fiscal 1995, Puma entered into a six-year lease with Anthony Puma, the former Chairman of Puma, for the facility from which it conducted its business. Effective May 31, 1997, Oakhurst sold Puma to Mr. Puma (see Note 2). The lease required minimum annual lease payments of approximately $80,000. Puma paid Mr. Puma approximately $80,000 in fiscal 1997 and 1996, respectively, and $20,000 in fiscal 1995 under this lease.

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


16.  Predecessor Bankruptcy

         During fiscal 1995, SCPI recovered funds placed into escrow in prior years as a part of SCPI's predecessor's bankruptcy in the amount of approximately $175,000, which amount is included in other income.
SCPI's predecessor emerged from bankruptcy in fiscal 1990.

17.  Selected Quarterly Financial Data (Unaudited)
(Dollar amounts in thousands, except per share data)

Fiscal 1997                                    First           Second            Third           Fourth
                                               -----           ------            -----           ------
Sales ..............................     $    10,892      $    11,454      $    10,247      $     9,335
Gross profit .......................           2,412            2,577            2,221            2,259
Net loss ...........................            (471)            (432)            (587)          (7,271)

Per Share:
   Net loss ........................     $      (.15)     $      (.13)     $      (.18)     $     (2.27)
Average number of shares outstanding       3,197,183        3,201,144        3,201,144        3,201,144

Fiscal 1996                                    First           Second            Third           Fourth
                                               -----           ------            -----           ------
Sales ..............................     $    13,026      $    13,517      $    11,580      $     9,216
Gross profit .......................           2,887            2,827            2,480            1,824
Loss from continuing operations ....            (216)            (449)          (2,420)            (958)
Income from discontinued operations               --               --               --               65
Net loss ...........................            (216)            (449)          (2,420)            (893)

Per Share:
  Loss from continuing operations ..     $      (.07)     $      (.14)     $      (.76)     $      (.30)
  Net loss .........................     $      (.07)     $      (.14)     $      (.76)     $      (.28)
Average number of shares outstanding       3,190,365        3,195,235        3,195,235        3,195,235

         The net loss in the fourth quarter of fiscal 1997 was primarily caused by two factors. In April 1997, Oakhurst's Board of Director's decided to dispose of H&H, and in June 1997, a final agreement was reached to sell the capital stock of Puma. Accordingly, the fourth quarter results include a charge of approximately $3.5 million related to such disposals, principally consisting of a write-off of the unamortized value of the excess of costs over net assets acquired attributable to these subsidiaries. In addition, the results for the fourth quarter of fiscal 1997 include a net deferred income tax charge of approximately $3.1 million relating to an increase in the valuation allowance of the deferred tax asset, which reflects management's current assessment of the

                                     -F19-
expected future value of the net tax loss carryforwards.

         The net loss in third quarter of fiscal 1996 was primarily caused by a deferred tax charge of $2 million related to an increase in the valuation allowance of the deferred tax asset, and by reduced sales and profit levels due to the loss of a major SCPI customer that filed bankruptcy. The loss in the fourth quarter of fiscal 1996 was due principally to the loss of certain other SCPI customers and to increases in the provision for doubtful accounts.

         During fiscal 1996, the previous estimate to provide for the disposal of the discontinued Retail Division was reduced.


                                     -F20-

                                  SCHEDULE II

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                 Column A                      Column B                 Column C                      Column D            Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                               Balance at     Charged           Charges to                              Balance
                                               beginning      to costs         other accounts        Deductions          at end
                 Description                   of Period     and expenses       -describes          - describe         of Period
===================================================================================================================================

Allowance for doubtful accounts deducted from trade accounts receivable:

Years ended:
       February 28, 1997                       $      558      $     102         $         -     $       105 (A)      $       555
                                               ==========      =========         ===========     ===========          ===========
       February 29, 1996                       $      282      $     610         $         -     $       334 (A)      $       558
                                               ==========      =========         ===========     ===========          ===========
       February 28, 1995                       $      320      $      27         $         -     $        65 (A)      $       282
                                               ==========      =========         ===========     ===========          ===========








(A) Amounts were deemed uncollectible.

                                     -F21-

                                 EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
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

   3.2            By-laws (filed as Appendix C to the Proxy
                  Statement/Prospectus of the Company and Steel City Products,
                  Inc. dated April 16, 1991).

   4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

 +10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

  10.2            Agreement dated June 11, 1991 with Prudential-Bache Special
                  Situations Fund (filed as Exhibit 10(q) to the Annual Report on Form 10-K of Steel City Products, Inc. for the fiscal year ended March 3, 1990).

 +10.3            Employment Agreement with Harold Garfinkel dated as of
                  November 1, 1993 (filed as Exhibit 10.5 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  26, 1994).

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



 +10.10           Stock Purchase Agreement dated as of October 20, 1994 among
                  Oakhurst Capital, Inc., Puma Products and Anthony Puma also containing employment agreements with Anthony Puma and Laurence Finman (filed as an exhibit to Oakhurst's Form 8-K filed on October 26, 1994).

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

 +10.13           The 1994 Omnibus Stock Plan with form of option agreement
                  (filed as Exhibit 10.13 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended February 28, 1995).

 +10.14 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1995).

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

  10.17           Loan and Security Agreement; Schedule to Loan and Security
                  Agreement; Secured Promissory Note with FINOVA Capital
                  Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.18           Open-End Mortgage between Steel City Products, Inc. and
                  FINOVA Capital Corporation dated March 28, 1996 (filed as
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.19 Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 (filed as Exhibit 10.19 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  29, 1996).

 +10.20           Consulting Agreement with Mark Auerbach dated as of December
                  19, 1995 and Options Agreement with Mark Auerbach dated as of
                  December 19, 1995 (filed as Exhibit 10.20 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  29, 1996).

 +10.21 Employment Agreement between Oakhurst Management Corporation and John R. Ruda dated as of December 19, 1995 filed as
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 +10.22           Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 - filed herewith



 +10.23           Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 - filed herewith

 +10.24           Employment Agreement between Laurence D. Finman and Oakhurst
                  Management Co., dated as of March 1, 1996 - filed herewith

  10.25           Non-Competition Agreement between G&O Sales Company and
                  Arthur Gruber dated as of March 12, 1996 - filed herewith

 +10.26           Amendment to Consulting Agreement and form of Amended
                  Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 - filed herewith

  10.27           Stock Purchase and Sale Agreement between Anthony N. Puma,
                  Puma Products, Inc. and Oakhurst Company, Inc., dated as of
                  June 10, 1997 - filed herewith

  11 Statement of re-computation of per-share earnings - filed herewith.

  21              Subsidiaries at February 28, 1997:
                           Steel City Products, Inc. - Delaware
                           H&H Distributors, Inc. - Pennsylvania
                           Dowling's Fleet Service Company, Inc. - New York
                           Puma Products, Inc. - Texas
                           Oakhurst Management Corporation - Texas

  23              Consent of Deloitte & Touche LLP - filed herewith.

  27 Financial Data Schedule (EDGAR transmission only) - filed herewith.

-----------------

  +       Management contract or compensatory plan or arrangement.
