Form 10-Q
period 1997-05-31
OAKHURST CO INC
filed 1997-07-15
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: May 31, 1997

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      ------

         As of July 1, 1997, 3,207,053 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Consolidated Balance Sheets at May 31, 1997 (unaudited)
  and February 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3


Consolidated Statements of Operations for the three month periods ended
  May 31, 1997 and May 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . .  4


Consolidated Statement of Stockholders' Equity for the three months ended May 31, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .  5


Consolidated Statements of Cash Flows for the three month periods ended
  May 31, 1997 and May 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . .  6


Notes to consolidated financial statements (unaudited)  . . . . . . . . . . . .  7

                     OAKHURST COMPANY, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                             ASSETS                                                MAY 31,   FEBRUARY 28,
                                                                                    1997       1997
                                                                                  --------    --------
                                                                                 (Unaudited)
Current assets:
     Cash .....................................................................   $     50    $     39
     Trade accounts receivable, less allowance of $438 and $555,respectively ..      4,505       3,882
     Other receivables ........................................................        630         483
     Inventories ..............................................................      5,574       5,687
     Net assets held for sale (Note 2) ........................................       --          --
     Other ....................................................................        288         370
                                                                                  --------    --------
                       Total current assets ...................................     11,047      10,461
                                                                                  --------    --------

Property and equipment, at cost ...............................................      2,831       2,839
     Less accumulated depreciation ............................................     (1,379)     (1,311)
                                                                                  --------    --------
                                                                                     1,452       1,528
                                                                                  --------    --------

Deferred tax asset, less valuation allowance of $51,300 .......................      1,000       1,000
Excess of cost over net assets acquired, net ..................................      2,420       2,468
Other assets ..................................................................        435         450
                                                                                  --------    --------
                                                                                     3,855       3,918
                                                                                  --------    --------

                                                                                  $ 16,354    $ 15,907
                                                                                  ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................   $  6,539    $  6,106
     Accrued compensation .....................................................        346         394
     Current maturities of long-term obligations ..............................      1,783         953
     Current maturities of long-term obligations, related parties .............         88          88
     Accrued interest .........................................................         97          88
     Other accrued expenses ...................................................        268         417
                                                                                  --------    --------
                       Total current liabilities ..............................      9,121       8,046
                                                                                  --------    --------

Long-term obligations:
     Long-term debt ...........................................................      5,054       5,344
     Long-term debt, related parties ..........................................        264         286
     Other long-term obligations ..............................................         79          86
                                                                                  --------    --------
                                                                                     5,397       5,716
                                                                                  --------    --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0 01; authorized 1,000,000 shares, none issued       --          --
     Common stock, par value $0 01 per share; authorized 14,000,000
        shares; issued 3,207,053 and 3,201,144 shares, respectively ...........         32          32
     Additional paid-in capital ...............................................     46,535      46,529
     Deficit (Reorganized on August 26, 1989) .................................    (44,730)    (44,415)
     Treasury stock, at cost, 207 common shares ...............................         (1)         (1)
                                                                                  --------    --------
                       Total stockholders' equity .............................      1,836       2,145
                                                                                  --------    --------
                                                                                  $ 16,354    $ 15,907
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)






                                                                    THREE MONTHS   THREE MONTHS
                                                                       ENDED          ENDED
                                                                      MAY 31,        MAY 31,
                                                                       1997           1996
                                                                    -----------    -----------
Sales ...........................................................   $     8,291    $    10,892
Other income ....................................................            19             45
                                                                    -----------    -----------
                                                                          8,310         10,937
                                                                    -----------    -----------

Cost of goods sold, including occupancy and
   buying expenses ..............................................         6,799          8,480
Operating, selling and administrative expenses ..................         1,567          2,574
Provision for doubtful accounts .................................            19             30
Amortization of excess of cost over net assets acquired .........            49            112
Interest expense ................................................           178            204
Loss on assets held for sale - H&H and Puma (see Note 2) ........            12           --

                                                                    -----------    -----------
                                                                          8,624         11,400
                                                                    -----------    -----------

Net loss before income taxes ....................................          (314)          (463)

Income tax expense ..............................................            (1)            (8)

                                                                    -----------    -----------

Net loss ........................................................   $      (315)   $      (471)
                                                                    ===========    ===========




Net loss per share ..............................................       $(0.10)       $ (0.15)
                                                                    ===========    ===========

Weighted average number of shares outstanding
   used in computing per share amount ...........................     3,203,611      3,197,183
                                                                    ===========    ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)










                                                COMMON STOCK             ADDITIONAL       RETAINED          TREASURY STOCK
                                          --------------------------      PAID-IN         EARNINGS       ---------------------
                                             SHARES       PAR VALUE       CAPITAL        (DEFICIT)         SHARES      COST
                                          --------------  ----------     -----------     -----------     ----------- ---------
Balances, February 28, 1997 .............     3,201,144   $      32      $   46,529      $  (44,415)            207  $     (1)



Net loss for the period .................                                                      (315)


Stock award .............................         5,909           *               6



                                          --------------  ----------     -----------     -----------     ----------- ---------
Balances, May 31, 1997 ..................     3,207,053   $       32     $    46,535     $   (44,730)            207 $      (1)
                                          ==============  ==========     ===========     ===========     =========== =========



   *Rounds to less than one thousand









              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                             THREE MONTHS    THREE MONTHS
                                                                 ENDED          ENDED
                                                                MAY 31,        MAY 31,
                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss ...............................................   $      (315)   $      (471)
   Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
       Depreciation and amortization ......................           172            281
       Loss on retirement of assets .......................             3              5
       Stock awards .......................................             6              7
   Other changes in operating assets and liabilities:
       Accounts receivable ................................          (623)          (947)
       Inventories ........................................           113            512
       Accounts payable ...................................           433            583
       Other ..............................................          (302)          (232)
                                                              -----------    -----------
Net cash (used in) provided by operating activities of:
   Continuing operations ..................................          (513)          (262)
   Discontinued retail operations .........................            10             17
                                                              -----------    -----------
Net cash used in operating activities .....................          (503)          (245)
                                                              -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment ....................          --              (70)
   Acquisition of a subsidiary, net of cash acquired ......          --              (79)
                                                              -----------    -----------
Net cash used in investing activities .....................          --             (149)
                                                              -----------    -----------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement ........           735          1,154
   Proceeds from issuance of long-term debt ...............          --            1,500
   Repayment of note payable ..............................          (105)          --
   Principal payments on long-term obligations ............          (116)        (1,878)
   Deferred loan costs ....................................          --             (197)

                                                              -----------    -----------
Net cash provided by financing activities .................           514            579
                                                              -----------    -----------

Net increase in cash ......................................            11            185
Cash at beginning of period ...............................            39            318
                                                              -----------    -----------
Cash at end of period .....................................   $        50    $       503
                                                              ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        THREE MONTHS ENDED MAY 31, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Oakhurst owns all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), and of Oakhurst Management Corporation ("OMC"). The accompanying consolidated financial statements include the accounts of these subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation (see Note 2).

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal, recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 1997 ("fiscal 1997") as filed in the Company's Annual Report on Form 10-K.


2.  NET ASSETS HELD FOR SALE

         In June 1997, Oakhurst entered into an agreement to sell the capital stock of Puma Products, Inc., and in July 1997, Oakhurst entered into an agreement to sell the capital stock of H&H Distributors, Inc., d/b/a Harry Survis Auto Centers ("H&H"). Accordingly, the results for the fourth quarter of fiscal 1997 included a charge related to the disposal of such subsidiaries representing the write-off of the net assets of the subsidiaries and of the related excess of costs over net assets acquired.

         Effective as of May 31, 1997, the former owner of Puma, a director of Oakhurst, acquired the capital stock of Puma in exchange for his repayment of the revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma, and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provides for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for the net book value at May 31, 1997 of approximately $170,000. As a result of the sale of Puma, Oakhurst was relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

         Effective as of July 14, 1997, a Vice-President of H&H acquired the capital stock of H&H in exchange for H&H's forgiveness of Oakhurst's intercompany debt to H&H and the retention by Oakhurst of certain insurance claims related to H&H. As a result of the sale of H&H, Oakhurst was relieved of contingent liabilities in respect of H&H's lease and employment obligations aggregating approximately $900,000.

         During the period ended May 31, 1997, there was an additional charge of $12,000 to Oakhurst's results of operations related to the net funding of the operations of these two subsidiaries prior to their disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $150 million of net operating loss carryforwards and $4 million of capital losses) attributable primarily to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

         Oakhurst, through its subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories to independent retailers from a facility in Pittsburgh, Pennsylvania. Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products.

         In the current year first quarter, Oakhurst also owned H&H Distributors, Inc., d/b/a Harry Survis Auto Centers ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones; and Puma Products, Inc. ("Puma"), a Texas based distributor of after-market products to the light truck and van conversion industry. In fiscal 1997, H&H and Puma incurred aggregate operating losses of approximately $500,000, and as a result, in June 1997, Oakhurst sold Puma to its former owner, and effective July 14, 1997, Oakhurst sold H&H to a Vice-President of H&H. Results of operations for the first quarter of fiscal 1998 reflect only the net funding of these two subsidiaries through disposal.

         In addition to cash derived from the operations of its subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's working capital needs vary primarily with the amount of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at the SCPI subsidiary which from time to time grants extended payment terms for seasonal inventory build-ups, and the amount of credit extended by suppliers.

         At May 31, 1997, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which included a SCPI term loan with a balance of approximately $1.2 million, and borrowings of approximately $4.6 million under a revolving credit facility (the "Revolver"),
(ii) debt in connection with Oakhurst's acquisition of Dowling's and Dowling's acquisition of G&O Sales Company ("G&O"), and (iii) notes payable with outstanding principal balances aggregating approximately $806,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for the Company's foreseeable working capital requirements, including seasonal fluctuations.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

         At May 31, 1997, there had been no material changes in the Company's financial condition from February 28, 1997, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         As previously discussed, Puma was sold effective May 31, 1997, and H&H was sold effective July 14, 1997. Accordingly, the net funding of the operations of these two subsidiaries in the current year first quarter ($12,000) has been reflected as a loss on assets held for sale. In the prior year first quarter, these two subsidiaries incurred aggregate operating losses of approximately $40,000.

THREE MONTHS ENDED MAY 31, 1997 COMPARED WITH THREE MONTHS ENDED MAY 31, 1996

         Consolidated sales for the current year first quarter decreased by approximately $2.6 million, or by 23.9% when compared with the prior year.
The decrease was caused by the disposals of Puma and H&H, which together had sales of $2.6 million in the prior year first quarter. Sales for the remaining subsidiaries were at essentially the same levels as in the prior year.

         Although sales are expected to decrease for the remainder of fiscal 1998 when compared with the prior year because of the subsidiary disposals, net operating results are expected to reflect a comparative improvement since Puma and H&H incurred aggregate operating losses of approximately $500,000 in the prior year.

         Gross profits were $1.5 million, or 18% of sales, in the current year first quarter compared with $2.4 million, or 22.1% of sales, in the prior year period, with the decrease in profits again resulting from disposals of Puma and H&H. Gross profits attributable to Puma and H&H were approximately $930,000 in the prior year.

         Operating, selling and administrative expenses decreased by $1 million when compared to the prior year. The disposals of Puma and H&H resulted in lower expenses of approximately $950,000. The remaining reductions are attributable to savings in corporate overhead expenses.

         The amortization of the excess of cost over net assets acquired decreased by $63,000 in the current year first quarter, due to the disposals of Puma and H&H.

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



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits

              10. Stock Purchase and Sale Agreement between James Stein, H&H Distributors, Inc. and Oakhurst Company, Inc., dated as of July 14, 1997

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



                                     OAKHURST COMPANY, INC.


Date:    July 14, 1997               By:       /s/   Robert M. Davies
                                              ---------------------------------
                                              Mr. Robert M. Davies
                                              Chief Executive Officer



Date:    July 14, 1997               By:       /s/   Mark Auerbach
                                              ---------------------------------
                                              Mr. Mark Auerbach
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
 10         Stock Purchase and Sale Agreement between James Stein,
            H&H Distributors, Inc. and Oakhurst Company, Inc.,
            dated as of July 14, 1997.

 27         Financial Data Schedule