Form 10-Q
period 1997-08-31
OAKHURST CO INC
filed 1997-10-14
CIK 874238

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: August 31, 1997
                                ---------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------      ---------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           25-1655321
 ----------------------                                  -----------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)


                   1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS
                                     75050
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 660-4499
               --------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ----- -----

         As of October 1, 1997, 3,207,053 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                       PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Consolidated Balance Sheets at August 31, 1997 (unaudited)
 and February 28, 1997...........................................................................         3


Consolidated Statements of Operations for the three month periods ended
  August 31, 1997 and August 31, 1996 (unaudited)................................................         4


Consolidated Statements of Operations for the six month periods ended
  August 31, 1997 and August 31, 1996 (unaudited)................................................         5


Consolidated Statement of Stockholders' Equity for the six months
  ended August 31, 1997 (unaudited) .............................................................         6


Consolidated Statements of Cash Flows for the six month periods
  ended August 31, 1997 and August 31, 1996 (unaudited)..........................................         7



Notes to financial statements (unaudited)........................................................         8

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)


                                    ASSETS

                                                                                AUGUST 31,    FEBRUARY 28,
                                                                                   1997          1997
                                                                                ---------      --------
                                                                               (Unaudited)
Current assets:
  Cash .....................................................................     $     40      $     39
  Trade accounts receivable, less allowance of $440 and $555, respectively .        4,384         3,882
  Other receivables ........................................................          374           483
  Inventories ..............................................................        6,419         5,687
  Other ....................................................................          299           370
                                                                                 --------      --------
                   Total current assets ....................................       11,516        10,461
                                                                                 --------      --------

Property and equipment, at cost (Note 3) ...................................        2,847         2,839
  Less accumulated depreciation ............................................       (1,412)       (1,311)
                                                                                 --------      --------
                                                                                    1,435         1,528
                                                                                 --------      --------

Deferred tax asset, less valuation allowance of $51,300 ....................        1,000         1,000
Excess of cost over net assets acquired, net ...............................        2,370         2,468
Other assets ...............................................................          366           450
                                                                                 --------      --------
                                                                                    3,736         3,918
                                                                                 --------      --------

                                                                                 $ 16,687      $ 15,907
                                                                                 ========      ========




                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................     $  7,761      $  6,106
  Accrued compensation .....................................................          398           394
  Current maturities of long-term obligations ..............................        1,801           953
  Current maturities of long-term obligations, related parties .............           88            88
  Accrued interest .........................................................           67            88
  Other accrued expenses ...................................................          185           417
                                                                                 --------      --------
                   Total current liabilities ...............................       10,300         8,046
                                                                                 --------      --------

Long-term obligations:
  Long-term debt ...........................................................        4,139         5,344
  Long-term debt, related parties ..........................................          242           286
  Other long-term obligations ..............................................           73            86
                                                                                 --------      --------
                                                                                    4,454         5,716
                                                                                 --------      --------

Commitments and contingencies ..............................................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued           --            --
  Common stock, par value $0.01 per share; authorized 14,000,000
   shares; issued 3,207,053 and 3,201,144 shares, respectively .............           32            32
  Additional paid-in capital ...............................................       46,535        46,529
  Deficit (Reorganized on August 26, 1989) .................................      (44,633)      (44,415)
  Treasury stock, at cost, 207 common shares ...............................           (1)           (1)
                                                                                 --------      --------
                   Total stockholders' equity ..............................        1,933         2,145
                                                                                 --------      --------
                                                                                 $ 16,687      $ 15,907
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)



                                                                                     Three Months     Three Months
                                                                                         Ended           Ended
                                                                                       August 31,      August 31,
                                                                                         1997             1996
                                                                                     -----------      -----------
Sales ..........................................................................     $     9,336      $    11,454
Other income ...................................................................              86               89
                                                                                     -----------      -----------
                                                                                           9,422           11,543
                                                                                     -----------      -----------
Cost of goods sold, including occupancy and
                  buying expenses ..............................................           7,398            8,877
Operating, selling and administrative expenses .................................           1,666            2,741
Provision for doubtful accounts ................................................              35               21
Amortization of excess of cost over net assets acquired ........................              50              111
Interest expense ...............................................................             168              218
                                                                                     -----------      -----------
                                                                                           9,317           11,968
                                                                                     -----------      -----------
Net income (loss) before income taxes ..........................................             105             (425)

Income tax expense .............................................................              (8)              (7)
                                                                                     -----------      -----------

Net income (loss) ..............................................................     $        97      $      (432)
                                                                                     ===========      ===========



Net income (loss) per share ....................................................     $      0.03      $     (0.13)
                                                                                     ===========      ===========

Weighted average number of shares outstanding
                  used in computing per share amount ...........................       3,207,053        3,201,144
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                                                                                   Six Months     Six Months
                                                                                      Ended         Ended
                                                                                    August 31,     August 31,
                                                                                      1997           1996
                                                                                  -----------      -----------
Sales .....................................................................       $    17,627      $    22,346
Other income ..............................................................               105              134
                                                                                  -----------      -----------
                                                                                       17,732           22,480
                                                                                  -----------      -----------
Cost of goods sold, including occupancy and
                  buying expenses .........................................            14,197           17,357
Operating, selling and administrative expenses ............................             3,244            5,315
Provision for doubtful accounts ...........................................                55               51
Amortization of excess of cost over net assets acquired ...................                99              223
Interest expense ..........................................................               346              422
                                                                                  -----------      -----------
                                                                                       17,941           23,368
                                                                                  -----------      -----------

Net loss before income taxes ..............................................              (209)            (888)

Income tax expense ........................................................                (9)             (15)
                                                                                  -----------      -----------
Net loss ..................................................................       $      (218)     $      (903)
                                                                                  ===========      ===========



                                                                                  $     (0.07)     $     (0.28)
                                                                                  ===========      ===========
Weighted average number of shares outstanding
                  used in computing per share amount ......................         3,205,365        3,199,164
                                                                                  ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED AUGUST 31, 1997
                            (Dollars in thousands)
                                  (Unaudited)



                                            Common Stock       Additional  Retained      Treasury Stock
                                        ---------------------   Paid-in    Earnings     ----------------
                                        shares      par value   Capital   (Deficit)     shares    cost
                                        ------      --------- ----------  ---------     ------    ------
Balances, February 28, 1997.......      3,201,144       $32     46,529     (44,415)      207       ($1)



Net loss for the period ..........                                            (218)


Stock award ......................          5,909         *          6



Balances, August 31, 1997.........      3,207,053        32    $46,535     (44,633)      207       ($1)
                                        ========= ========= ========== =========== ========= =========



   *Rounds to less than one thousand


The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                             Six Months   Six Months
                                                                                               Ended        Ended
                                                                                             August 31,   August 31,
                                                                                               1997         1996
                                                                                             -------      -------
Cash flows from operating activities:
                  Net loss .............................................................     $  (218)     $  (903)
                  Adjustments to reconcile net loss to net
                      cash provided by (used in) operating activities:
                           Depreciation and amortization ...............................         344          609
                           Loss on retirement of assets ................................           6            5
                           Stock awards ................................................           6            7
                  Other changes in operating assets and liabilities:
                           Accounts receivable .........................................        (502)        (852)
                           Inventories .................................................        (732)          (9)
                           Accounts payable ............................................       1,655          399
                           Other .......................................................         (69)        (168)
                                                                                             -------      -------
Net cash provided by (used in) operating activities of:
                  Continuing operations ................................................         490         (912)
                  Discontinued operations ..............................................        (286)        (268)
                                                                                             -------      -------
Net cash provided by (used in) operating activities ....................................         204       (1,180)
                                                                                             -------      -------
Cash flows from investing activities:
                  Additions to property and equipment ..................................         (58)        (100)
                  Acquisition of a subsidiary, net of cash acquired ....................          --          (79)
                  Net change in the excess of cost over net assets acquired ............          --           --
                  Other ................................................................          --          (25)
                                                                                             -------      -------
Net cash used in investing activities ..................................................         (58)        (204)
                                                                                             -------      -------
Cash flows from financing activities:
                  Net borrowings under revolving credit agreement ......................         193        2,038
                  Proceeds from issuance of long-term debt .............................          --        1,500
                  Repayment of note payable ............................................        (105)          --
                  Principal payments on long-term obligations ..........................        (233)      (2,052)
                  Deferred loan costs ..................................................          --         (224)
                                                                                             -------      -------
Net cash (used in) provided by financing activities ....................................        (145)       1,262
                                                                                             -------      -------
Net increase (decrease) in cash and cash equivalents ...................................           1         (122)
Cash and cash equivalents at beginning of period .......................................          39          318
                                                                                             -------      -------
Cash and cash equivalents at end of period .............................................     $    40      $   196
                                                                                             =======      =======








  The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        SIX MONTHS ENDED AUGUST 31, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Oakhurst owns all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Oakhurst Management Corporation ("OMC"). The accompanying consolidated financial statements include the accounts of these subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  NET ASSETS HELD FOR SALE

         In June 1997, Oakhurst entered into an agreement to sell all of the capital stock of Puma Products, Inc. ("Puma") and in July 1997, Oakhurst entered into an agreement to sell all of the capital stock of H&H Distributors, Inc. ("H&H"). The results for the fourth quarter of fiscal 1997 included a charge related to the disposal of such subsidiaries representing the write-off of the net assets of the subsidiaries and of the related excess of costs over net assets acquired.

         Effective as of May 31, 1997, the former owner of Puma, a director of Oakhurst, acquired the capital stock of Puma in exchange for his repayment of the revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma, and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provides for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for its net book value at May 31, 1997 of approximately $170,000. As a result of the sale of Puma, Oakhurst was relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

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

3.  SALE OF REAL ESTATE

         In August 1997, SCPI entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction is scheduled to close in December 1997, at which time SCPI will record a pre-tax gain currently estimated at approximately $1.8 million in connection with the sale. After repayment of the term loan secured on the property, the net proceeds of approximately $1.6 million will be used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.

4.  ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates that the adoption of SFAS No. 131 will not have a material effect on current disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $150 million of net operating loss carryforwards and $4 million of capital losses) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carryforwards.

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

         In the current year first quarter, Oakhurst also owned H&H Distributors, Inc. d/b/a Harry Survis Auto Centers ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones, and Puma Products, Inc. ("Puma"), a Texas based distributor of after-market products to the light truck and van conversion industry. In fiscal 1997, H&H and Puma incurred aggregate operating losses of approximately $500,000, and as a result, in June 1997 Oakhurst sold Puma to its former owner, and effective July 14, 1997, Oakhurst sold H&H to a Vice-President of H&H. Results of operations for the first six months of fiscal 1998 reflect only the net funding of these two subsidiaries through the respective disposal dates.

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

         At August 31, 1997, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which included a SCPI term loan with a balance of approximately $1.1 million, and borrowings of approximately $4.1 million under a revolving credit facility (the "Revolver"), (ii) debt aggregating $490,000 in connection with Oakhurst's acquisition of Dowling's and Dowling's acquisition of G&O Sales Company ("G&O"), and (iii) notes payable with outstanding principal balances aggregating approximately $602,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for the Company's foreseeable working capital requirements, including seasonal fluctuations.

         In August 1997, SCPI entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction is scheduled to close in December 1997, at which time SCPI will record a pre-tax gain currently estimated at approximately $1.8 million in connection with the sale. After repayment of the term loan secured on the property, the net proceeds of approximately $1.6 million will be used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.

         In September 1997 the Company and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and agreed to pay a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless sooner terminated as provided for in the Agreement.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to, statements concerning anticipated sales, profit levels, customers and cash flows) are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         At August 31, 1997, there had been no other material changes in the Company's financial condition from February 28, 1997, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         As previously discussed, Puma was sold effective May 31, 1997, and H&H was sold effective July 14, 1997. Accordingly, the net positive funding of the operations of these two subsidiaries for the three and six months ended August 31, 1997 was $16,000 and $4,000, respectively, and has been included in results of operations. In the prior year three and six months ended August 31, 1996, these two subsidiaries incurred aggregate operating losses of $133,000 and $173,000, respectively.

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1996

         Consolidated sales for the current year second quarter decreased by approximately $2.1 million, or by 18.5% when compared with the prior year. The decrease was primarily caused by the disposals of Puma and H&H, which together had sales of $2.5 million in the second quarter last year. Sales for the remaining subsidiaries increased by approximately $400,000 compared with the prior year second quarter, mostly as a result of increased market share and improved weather conditions this year compared with a very mild summer last year in the Northeast which boosted sales at Dowling's by approximately $700,000. Sales at SCPI in the current year second quarter decreased by approximately $340,000 as a result of bankruptcies, downsizing and competitive pressures affecting certain of SCPI's customers.

         Although sales are expected to be lower for the remainder of fiscal 1998 when compared with the prior year because of the subsidiary disposals, net operating results are expected to reflect a comparative improvement since Puma and H&H incurred aggregate operating losses of approximately $500,000 in fiscal 1997.

         Gross profits were $1.9 million, or 20.8% of sales, in the current year second quarter compared with $2.6 million, or 22.5% of sales, in the prior year period, with the decrease in gross profits resulting from the disposals of Puma and H&H; gross profits attributable to these subsidiaries were approximately $885,000 in the prior year. Gross profits of continuing businesses increased by approximately $250,000, primarily due to the higher sales levels and improved margins at Dowling's.

         Operating, selling and administrative expenses decreased by $1.1 million when compared to the prior year. The disposals of Puma and H&H resulted in lower expenses of approximately $990,000. The remaining reductions primarily reflected reduced corporate overhead expenses.

         There was an increase in the provision for doubtful accounts of $20,000 related to the expected liquidation of one of SCPI's customers.

         The amortization of the excess of cost over net assets acquired decreased by $60,000 in the current year second quarter, due to the disposals of Puma and H&H.

         Interest expense decreased by $50,000 when compared to the prior year, as a result of lower borrowing levels by the two continuing subsidiaries as well as the elimination of borrowings associated with Puma and H&H.

SIX MONTHS ENDED AUGUST 31, 1997 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1996

         Consolidated sales for the current year decreased by approximately $4.7 million, or by 21.1% when compared with the prior year, caused primarily by the disposals of Puma and H&H, which together produced sales in the first six months of the prior year of $5.1 million. Sales at Dowling's for the first six months exceeded the prior year by $690,000 or 9.6%, due mainly to increased market share, and comparatively hotter weather in the second quarter. Sales at SCPI decreased by $287,000; sales to existing automotive customers decreased by $1.2 million, primarily as a result of bankruptcies, downsizing and competitive pressures faced by certain of SCPI's customers. Offsetting this decline were sales to new automotive customers and of the automotive "wing" product line aggregating approximately $900,000. The wing sales of $117,000 will not continue, due to SCPI's sale of that division in the first quarter of the current year. Sales of non-food pet supplies by SCPI were $581,000 in the first six months of the current year, compared with $18,000 last year. Sales of pet supplies first began in the second quarter of the prior year.

         Gross profits were approximately $3.4 million, or 19.5% of sales, in the current year compared with approximately $5.0 million, or 22.3% of sales, in the prior year period. The lower gross profits were caused by the disposals of Puma and H&H, which contributed gross profits in the prior year of $1.8 million. Gross profits at SCPI remained relatively unchanged compared with the prior year, despite the lower sales levels, and gross profits at Dowling's increased by approximately $270,000, due to higher sales levels and improved margins.

         Operating, selling and administrative expenses decreased by $2.1 million when compared to the prior year, of which $1.9 million reflected the disposals of Puma and H&H. The remaining reductions were principally attributable to savings in corporate overhead expenses.

         There was an increase in the provision for doubtful accounts of $10,000 primarily related to the expected liquidation of one of SCPI's customers.

         The amortization of the excess of cost over net assets acquired decreased by $124,000 in the current year, due to the disposals of Puma and H&H.

         Interest expense decreased by $76,000 compared to the prior year due to the disposals of Puma and H&H, as well as lower borrowing levels by Dowling's and SCPI.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

               10. Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997

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


                                           OAKHURST COMPANY, INC.


Date:    October 10, 1997                  By:      /s/   Robert M. Davies
                                                    -----------------------
                                                    Mr. Robert M. Davies
                                                    Chief Executive Officer


Date:    October 10, 1997                  By:      /s/   Mark Auerbach
                                                    -----------------------
                                                    Mr. Mark Auerbach
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

               Exhibits
               No.                 Description
               ---                 -----------
               10.        Agreement of Sale and Purchase by and between Steel
                          City Products, Inc. and Bearing Service Company of
                          Pennsylvania dated as of August 18, 1997

               27.        Financial Data Schedule (EDGAR transmission only)