Form 10-Q
period 1997-11-30
OAKHURST CO INC
filed 1998-01-14
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: November 30, 1997
                               ------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------     -------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          25-1655321
     -----------------------                            ----------------------
     (State of Incorporation)                             (I.R.S. Employer
                                                          Identification No.)


               3513 CONCORD PIKE, SUITE 3527, WILMINGTON, DELAWARE
                                      19803
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (302) 478-9170
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                1001 SANTERRE DRIVE, GRAND PRAIRIE, TEXAS 75050
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

       As of January 1, 1998, 3,207,053 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES


Consolidated Balance Sheets at November 30, 1997 (unaudited)
 and February 28, 1997 ...................................................... 3


Consolidated Statements of Operations for the three month periods ended
  November 30, 1997 and November 30, 1996 (unaudited) ....................... 4


Consolidated Statements of Operations for the nine month periods ended
  November 30, 1997 and November 30, 1996 (unaudited) ....................... 5


Consolidated Statement of Stockholders' Equity for the nine months ended November 30, 1997 (unaudited) ....................................... 6


Consolidated Statements of Cash Flows for the nine month periods ended November 30, 1997 and November 30, 1996 (unaudited) ................. 7



Notes to financial statements (unaudited) ................................... 8

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                   ASSETS                                NOVEMBER 30,          FEBRUARY 28,
                                                                                            1997                  1997
                                                                                        -------------        -------------
                                                                                         (Unaudited)
Current assets:
     Cash .......................................................................       $         147        $          39
     Trade accounts receivable, less allowance of $459 and $555,respectively ....               4,334                3,882
     Other receivables ..........................................................                 217                  483
     Inventories ................................................................               5,038                5,687
     Deferred tax asset - current portion .......................................                 291                   --
     Other ......................................................................                 254                  370
                                                                                        -------------        -------------
                       Total current assets .....................................              10,281               10,461
                                                                                        -------------        -------------

Property and equipment, at cost .................................................               2,880                2,839
     Less accumulated depreciation ..............................................              (1,456)              (1,311)
                                                                                        -------------        -------------
                                                                                                1,424                1,528
                                                                                        -------------        -------------

Deferred tax asset, less valuation allowance of $51,300 .........................                 709                1,000
Excess of cost over net assets acquired, net ....................................               2,323                2,468
Other assets ....................................................................                 399                  450
                                                                                        -------------        -------------
                                                                                                3,431                3,918
                                                                                        -------------        -------------

                                                                                        $      15,136        $      15,907
                                                                                        =============        =============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................................       $       5,783        $       6,106
     Accrued compensation .......................................................                 413                  394
     Current maturities of long-term obligations ................................               1,716                  953
     Current maturities of long-term obligations, related parties ...............                  88                   88
     Accrued interest ...........................................................                  70                   88
     Other accrued expenses .....................................................                 204                  417
                                                                                        -------------        -------------
                       Total current liabilities ................................               8,274                8,046
                                                                                        -------------        -------------

Long-term obligations:
     Long-term debt .............................................................               4,971                5,344
     Long-term debt, related parties ............................................                 220                  286
     Other long-term obligations ................................................                  68                   86
                                                                                        -------------        -------------
                                                                                                5,259                5,716
                                                                                        -------------        -------------

Commitments and contingencies....................................................

Stockholders' equity:
     Preferred stock, par value $0.01; authorized 1,000,000 shares,
        none issued .............................................................                  --                   --
     Common stock, par value $0.01 per share; authorized 14,000,000
        shares; issued 3,207,053 and 3,201,144 shares, respectively .............                  32                   32
     Additional paid-in capital .................................................              46,535               46,529
     Deficit (Reorganized on August 26, 1989) ...................................             (44,963)             (44,415)
     Treasury stock, at cost, 207 common shares .................................                  (1)                  (1)
                                                                                        -------------        -------------
                       Total stockholders' equity ...............................               1,603                2,145
                                                                                        -------------        -------------
                                                                                        $      15,136        $      15,907
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)






                                                                 THREE MONTHS        THREE MONTHS
                                                                    ENDED               ENDED
                                                                 NOVEMBER 30,        NOVEMBER 30,
                                                                     1997                1996
                                                                 ------------        ------------
Sales ....................................................       $      7,880        $     10,247
Other income .............................................                 51                  32
                                                                 ------------        ------------
                                                                        7,931              10,279
                                                                 ------------        ------------

Cost of goods sold, including occupancy and
   buying expenses .......................................              6,449               8,026
Operating, selling and administrative expenses ...........              1,521               2,494
Provision for doubtful accounts ..........................                 74                  28
Amortization of excess of cost over net assets acquired ..                 46                 111
Interest expense .........................................                165                 225
                                                                 ------------        ------------
                                                                        8,255              10,884
                                                                 ------------        ------------

Net loss before income taxes .............................               (324)               (605)

Income tax (expense) benefit .............................                 (6)                 18

                                                                 ------------        ------------

Net loss .................................................       $       (330)       $       (587)
                                                                 ============        ============




Net loss per share .......................................       $      (0.10)       $      (0.18)
                                                                 ============        ============

Weighted average number of shares outstanding
   used in computing per share amount ....................          3,207,053           3,201,144
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)






                                                                NINE MONTHS         NINE MONTHS
                                                                   ENDED              ENDED
                                                                NOVEMBER 30,        NOVEMBER 30,
                                                                    1997               1996
                                                                ------------        ------------
Sales .....................................................     $     25,507        $     32,594
Other income ..............................................              156                 166
                                                                ------------        ------------
                                                                      25,663              32,760
                                                                ------------        ------------

Cost of goods sold, including occupancy and
   buying expenses ........................................           20,646              25,383
Operating, selling and administrative expenses ............            4,764               7,809
Provision for doubtful accounts ...........................              129                  78
Amortization of excess of cost over net assets acquired ...              145                 335
Interest expense ..........................................              512                 646
                                                                ------------        ------------
                                                                      26,196              34,251
                                                                ------------        ------------

Net loss before income taxes ..............................             (533)             (1,491)

Income tax (expense) benefit ..............................              (15)                  3

                                                                ------------        ------------

Net loss ..................................................     $       (548)       $     (1,488)
                                                                ============        ============




Net loss per share ........................................     $      (0.17)       $      (0.47)
                                                                ============        ============

Weighted average number of shares outstanding
   used in computing per share amount .....................        3,205,927           3,199,164
                                                                ============        ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED NOVEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)




                                                COMMON STOCK             ADDITIONAL       RETAINED          TREASURY STOCK
                                          --------------------------      PAID-IN         EARNINGS       ---------------------
                                             SHARES       PAR VALUE       CAPITAL        (DEFICIT)         SHARES      COST
                                          --------------  ----------     -----------     -----------     ----------- ---------
Balances, February 28, 1997 ........        3,201,144         $32         $46,529        $(44,415)            207       $(1)



Net loss for the period ............                                                         (548)


Stock award ........................            5,909           *               6



                                            ---------         ---         -------        --------             ---       ---
Balances, November 30, 1997 ........        3,207,053         $32         $46,535        $(44,963)            207       $(1)
                                            =========         ===         =======        ========             ===       ===



   *Rounds to less than one thousand



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                               NINE MONTHS          NINE MONTHS
                                                                  ENDED                ENDED
                                                               NOVEMBER 30,         NOVEMBER 30,
                                                                   1997                1996
                                                               ------------        ------------
Cash flows from operating activities:
   Net loss ............................................       $       (548)       $     (1,488)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization ...................                497                 899
       Loss on retirement of assets ....................                  9                   5
       Stock awards ....................................                  6                   7
   Other changes in operating assets and liabilities:
       Accounts receivable .............................               (452)               (410)
       Inventories .....................................                649               1,029
       Accounts payable ................................               (323)               (281)
       Other ...........................................                119                 190
                                                               ------------        ------------
Net cash used in operating activities of:
   Continuing operations ...............................                (43)                (49)
   Discontinued operations .............................               (301)               (264)
                                                               ------------        ------------
Net cash used in operating activities ..................               (344)               (313)
                                                               ------------        ------------

Cash flows from investing activities:
   Additions to property and equipment .................               (106)               (167)
   Acquisition of a subsidiary, net of cash acquired ...                 --                 (79)
   Other ...............................................                 --                 (25)
                                                               ------------        ------------
Net cash used in investing activities ..................               (106)               (271)
                                                               ------------        ------------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement .....              1,050               1,319
   Proceeds from issuance of long-term debt ............                 --               1,500
   Repayment of note payable ...........................               (105)                 --
   Principal payments on long-term obligations .........               (352)             (2,159)
   Deferred loan costs .................................                (35)               (230)

                                                               ------------        ------------
Net cash provided by financing activities ..............                558                 430
                                                               ------------        ------------

Net increase (decrease) in cash and cash equivalents ...                108                (154)
Cash and cash equivalents at beginning of period .......                 39                 318
                                                               ------------        ------------
Cash and cash equivalents at end of period .............       $        147        $        164
                                                               ============        ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      NINE MONTHS ENDED NOVEMBER 30, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Effective as of May 31, 1997, the former owner of Puma who is a director of Oakhurst, acquired the capital stock of Puma in exchange for his repayment of the Company's revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma, and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provides for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for its net book value at May 31, 1997 of approximately $170,000. As a result of the sale of Puma, Oakhurst was relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

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

       During the three month and nine month periods ended November 30, 1997, results of operations include credits of $68,000 and $73,000, respectively, related to the net positive funding of the operations of H&H and Puma in the current year and recoveries on the insurance claims related to H&H.


3.  SALE OF REAL ESTATE

       In August 1997, SCPI entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction closed in December 1997. Accordingly, in the fourth quarter of the current fiscal year, SCPI will record a pre-tax gain of approximately $1.8 million in connection with the sale. In December 1997, after repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising approximately 67,000 square feet.


4.  REVOLVING DEBT

       Oakhurst and its subsidiaries have available financing under a revolving credit facility (the "Revolver") from an institutional lender up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. In September 1997, Oakhurst and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $150 million of net operating loss carry-forwards and $4 million of capital losses) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

       Oakhurst, through its subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and of non-food pet supplies to independent retailers from a facility in Pittsburgh, Pennsylvania. Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products.

       In the current year first quarter, Oakhurst also owned H&H Distributors, Inc. d/b/a Harry Survis Auto Centers ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones, and Puma Products, Inc. ("Puma"), a Texas-based distributor of after-market products to the light truck and van conversion industry. In fiscal 1997, H&H and Puma incurred aggregate operating losses of approximately $500,000, and as a result, in June 1997 Oakhurst sold Puma to its former owner, and effective July 14, 1997, Oakhurst sold H&H to a Vice-President of H&H. Results of operations for the first nine months of fiscal 1998 reflect only the net funding of these two subsidiaries through the respective disposal dates.

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

       At November 30, 1997, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which included a SCPI term loan with a balance of approximately $1.1 million (repaid in December 1997, see below), and borrowings of approximately $4.9 million under a revolving credit facility (the "Revolver"), (ii) debt aggregating $445,000 in connection with Oakhurst's acquisition of Dowling's and Dowling's acquisition of G&O Sales Company ("G&O"), and (iii) notes payable with outstanding principal balances aggregating approximately $522,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

       Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to defined levels of the subsidiaries' accounts receivable and inventories. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements in the next fiscal year, including seasonal fluctuations.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

       In August 1997, SCPI entered into an agreement to sell its 88,000 square foot warehouse in Pittsburgh, Pennsylvania for a gross purchase price of approximately $2.8 million in cash. The transaction closed in December 1997. Accordingly, in the fourth quarter of the current fiscal year SCPI will record a pre-tax gain of approximately $1.8 million in connection with the sale. In December 1997, after repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt and to cover the expenses of moving to newer, leased premises comprising 67,000 square feet.

       In September 1997 the Company and its subsidiaries reached an agreement to extend the Revolver beyond its initial two year term to March 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless terminated earlier as provided for in the Agreement.

       At November 30, 1997, there had been no other material changes in the Company's financial condition from February 28, 1997, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

       As previously discussed, Puma was sold effective May 31, 1997, and H&H was sold effective July 14, 1997. Accordingly, the net positive funding of the operations of these two subsidiaries, together with recoveries on certain insurance claims related to H&H, for the three and nine months ended November 30, 1997 aggregated $68,000 and $73,000, respectively, and have been included in results of operations. In the prior year three and nine month periods, these two subsidiaries incurred aggregate operating losses of $160,000 and $334,000, respectively.

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996

       Consolidated sales for the current year third quarter decreased by approximately $2.4 million, or by 23.1% when compared with the prior year. The decrease was primarily caused by the disposal of Puma and H&H, which together had sales of $2.2 million in the third quarter last year. Sales for the remaining subsidiaries decreased by approximately $200,000 compared with the
prior year third quarter.   While sales by SCPI increased by approximately
$50,000, sales by Dowling's decreased by $250,000. The decrease in sales for the quarter at Dowling's resulted entirely from the month of November, which in the prior year benefitted from colder weather conditions compared with a very mild November this year in the Northeast.

       Although sales are expected to be lower for the remainder of fiscal 1998 when compared with the prior year because of the disposal of Puma and H&H, net operating results are expected to reflect a comparative improvement since these subsidiaries incurred aggregate operating losses of approximately $500,000 in fiscal 1997.

       Gross profits were $1.4 million, or 18.2% of sales, in the current year third quarter compared with $2.2 million, or 21.7% of sales, in the prior year period, with the decrease in gross profits resulting from the disposal of Puma and H&H; gross profits attributable to these subsidiaries were approximately $780,000 in the prior year. Gross profits of continuing businesses were essentially unchanged, as sales and slight margin improvements at SCPI were offset by the reduction in sales at Dowling's.

       Operating, selling and administrative expenses decreased by $973,000 when compared to the prior year. The disposal of Puma and H&H resulted in lower expenses of approximately $905,000, and the current year also reflected recoveries on certain insurance claims related to H&H.

       There was an increase in the provision for doubtful accounts of $46,000 related to the bankruptcy of one of SCPI's customers.

       The amortization of the excess of cost over net assets acquired decreased by $65,000 in the current year third quarter, due to the disposal of Puma and H&H.

       Interest expense decreased by $60,000 when compared to the prior year, primarily as a result of the elimination of borrowings associated with Puma and H&H.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1996

       Consolidated sales for the current year decreased by approximately $7.1 million, or by 21.7% when compared with the prior year, caused by the disposal of Puma and H&H, which together produced sales in the first nine months of the prior year of $7.3 million. Sales at Dowling's for the first nine months exceeded the prior year by $440,000 or 4%, due mainly to increased market share, and a comparatively hotter summer than the prior year. Sales at SCPI decreased by $240,000. Sales to existing automotive customers decreased by $2.4 million, primarily as a result of bankruptcies, downsizing and competitive pressures faced by certain of SCPI's customers. Partially offsetting this decline were sales by SCPI to new automotive customers of approximately $1.3 million. Sales of non-food pet supplies by SCPI were $958,000 in the first nine months of the current year, compared with $95,000 last year. Sales of pet supplies first began in the second quarter of the prior year, and new customers have been added in the current year.

       Gross profits were approximately $4.9 million, or 19.1% of sales, in the current year compared with approximately $7.2 million, or 22.1% of sales, in the prior year period. The lower gross profits were caused by the disposals of Puma and H&H, which contributed gross profits in the prior year of $2.6 million. Despite the lower sales levels at SCPI, gross profits increased by approximately $40,000, due primarily to a slight improvement in gross margin, and gross profits at Dowling's increased by approximately $200,000, due to higher sales levels and improved margins.

       Operating, selling and administrative expenses decreased by approximately $3 million when compared to the prior year, of which $2.8 million reflected the disposal of Puma and H&H. The remaining reductions were principally attributable to savings in corporate overhead expenses.

       There was an increase in the provision for doubtful accounts of $51,000 related to the bankruptcies and liquidations of certain of SCPI's customers.

       The amortization of the excess of cost over net assets acquired decreased by $190,000 in the current year, due to the disposal of Puma and H&H.

       Interest expense decreased by $134,000 compared to the prior year due to the disposal of Puma and H&H, as well as lower average borrowing levels by Dowling's and SCPI.

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


                                           OAKHURST COMPANY, INC.


Date:  January 13, 1997                    By:     /s/   Robert M. Davies
                                                  ------------------------------
                                                  Mr. Robert M. Davies
                                                  Chief Executive Officer


Date:  January 13, 1997                    By:     /s/   Mark Auerbach
                                                  ------------------------------
                                                  Mr. Mark Auerbach
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 27.               Financial Data Schedule (EDGAR transmission only)