Form 10-K405
period 1998-02-28
OAKHURST CO INC
filed 1998-05-29
CIK 874238

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to
                               -------------------------    --------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 25-1655321
State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                               Identification No.)

    3513 CONCORD PIKE, SUITE 3527
        WILMINGTON, DELAWARE                                           19803
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (302) 478-9170

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:


                                                      Name of each exchange on
             Title of each class                          which registered
             -------------------                      ------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                         NONE
  PREFERRED SHARES PURCHASE RIGHTS                              NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 1998 of the voting stock held by non-affiliates of the registrant: $2,195,910

At May 1, 1998, the registrant had 3,207,053 shares of common stock outstanding.


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

         Oakhurst, through SCPI and Dowling's Fleet Service Co., Inc. ("Dowling's"), is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania.

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

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, Inc., d/b/a Harry Survis ("H&H"), a Pittsburgh-based company involved in the distribution and installation of automotive accessories, including stereos, alarms and cellular phones, and in October 1994, Oakhurst acquired all the outstanding capital stock of Puma Products, Inc., ("Puma"), a distributor of after-market products to the light truck and van conversion industry from facilities in Grand Prairie, Texas and Elkhart, Indiana. Oakhurst sold Puma and H&H effective as of May 31, 1997 and July 14, 1997, respectively.


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

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards and lights), car care products (including waxes and paints), chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers, and air and oil filters). In fiscal 1996, the product selection was expanded to include selected "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection, and opened a new Wing-Tech division ("Wing-Tech") that distributes automotive "wings" or spoilers. Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. In May 1997, the Wing-Tech division was sold to the buyer of Puma. For about twenty-seven years, SCPI's operations were conducted from a facility in Pittsburgh until December 1997, when the building was sold, and SCPI's operations were moved to a newer, leased facility in McKeesport, Pennsylvania.

         Certain of SCPI's business is performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in McKeesport and shipments are either made directly to each of the customers' stores or pre-packed for onward shipment to stores by the retailers' own distribution centers. Certain customers electronically transmit their orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. SCPI also provides price ticketing and associated services to those of its customers who request such services.

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

SEASONALITY

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories, beginning in February. As is customary in the automotive aftermarket, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's non-food pet supply business is expected to experience somewhat different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business more fully develops.

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

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In fiscal 1996, SCPI lost two significant customers and since, has suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, or have reduced their automotive merchandise selection. Furthermore, some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as Steel City Products.

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize the erosion of SCPI's customer base so that sales in fiscal 1998 were substantially the same as those in fiscal 1997, however, they have not returned SCPI's sales to the revenue levels of fiscal 1996. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 1999; however, there can be no assurance that new business can be secured.

         Sales attributable to SCPI were approximately $18 million, or 55% of Oakhurst's consolidated sales, in fiscal 1998. The following table shows sales to customers that individually have accounted for more than 10% of consolidated sales during the latest three fiscal years (all of these customers being attributable to SCPI) (dollars in thousands):

               Fiscal Year Ended       Fiscal Year Ended      Fiscal Year Ended
               February 28, 1998       February 28, 1997      February 29, 1996
              -------------------     -------------------    ---------------------
                         % of                   % of                     % of
              Sales   Total Sales     Sales  Total Sales      Sales    Total Sales
              -----   -----------     -----  -----------      -----    -----------
Forest City     --       --            --       --            $4,641         10%
Jamesway        --       --            --       --            $3,975          8%

         Jamesway Corporation ("Jamesway") filed for Chapter 11 bankruptcy protection in July 1993, emerged in January 1995, and continued to be one of SCPI's largest customers until the second quarter of fiscal 1996, when Jamesway began experiencing new financial difficulties. In October 1995 Jamesway again filed for bankruptcy protection and announced that it would close all of its stores.

         During the third quarter of fiscal 1996, Forest City Auto Parts, Inc. ("Forest City") informed SCPI that it had decided to change its source of supply, and sales to Forest City ended in January 1996.

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

EMPLOYEES

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including Bernard Frank (a founder of Steel City Products in 1947), have many years of service with SCPI and some are employed under long-term contracts.

         The warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations, and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond its expiration in November 1995.


DOWLING'S FLEET SERVICE CO., INC.

BACKGROUND AND CUSTOMER BASE

         Dowling's was established in 1933 and is one of the largest distributors of automotive radiators and related products in the northeastern United States. It operates two facilities in each of New York, Connecticut and New Jersey, and in fiscal 1997 expanded to a seventh facility by the acquisition of all of the capital stock of G&O Sales Company, a radiator distributor serving the greater Philadelphia market. Oakhurst acquired all the capital stock of Dowling's in August 1994 from James Dowling, who owned and managed the business for many years and who is the son of the founder. Two long-time employees now manage the business as President and Vice President under long-term employment agreements.

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

         Sales attributable to Dowling's were approximately $14.4 million, or 45% of Oakhurst's consolidated revenues, in fiscal 1998.

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

SEASONALITY

         Dowling's business is seasonal, with higher revenues in the hot summer months and very cold winter months when automobile radiators are most affected by extreme temperatures. Changes in weather patterns in Dowling's market area may therefore affect its sales levels significantly.

COMPETITION

         Dowling's competes with many other radiator distributors. Dowling's reputation is based on its competitive pricing, quality products, and service consisting of twice daily delivery to customers. Because of this, Oakhurst believes that Dowling's is positioned to withstand the competition in its markets and to build upon its historic sales and profits. However, there can be no assurance that past levels of revenues and profitability can be maintained. In fiscal 1998, Dowling's began to experience increased demand and competition for lower priced, generic product, and in response, established its own value priced "house" generic brand of radiators, which carry a limited lifetime warranty that is supported by the manufacturer. Because many other generic brands do not carry such a warranty, management believes that this new line will compete favorably with other distributors that offer primarily generic product.

REGULATION

         Dowling's management does not anticipate that any major capital expenditures will be required by existing or known pending environmental legislation or other regulations.

EMPLOYEES

         Dowling's employs approximately 55 persons, none of whom are represented by a union. Dowling's believes that its employee relations are generally good.



SUBSIDIARY DISPOSALS - H&H DISTRIBUTORS, INC. AND PUMA PRODUCTS, INC.

         Operations in fiscal 1997 and 1996 included those of H&H and Puma. H&H and Puma were acquired by Oakhurst in fiscal 1995 and fiscal 1996, respectively.

         In fiscal 1997, H&H and Puma experienced operating losses of approximately $500,000 in the aggregate on sales of approximately $9.4 million. Effective as of May 31, 1997, and July 14, 1997, Oakhurst sold Puma and H&H, respectively, reflecting management's determination to return the Company to profitability.


ITEM 2. PROPERTIES

         Since December 1997, SCPI operates its business from a leased, 67,000 square-foot building located in a new industrial park in McKeesport, Pennsylvania.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fourth quarter of the fiscal year ended February 28, 1998, the 1997 Annual Stockholder's Meeting was held at which the only matter to be voted upon was the election of directors, which was effected through the solicitation of proxies pursuant to applicable proxy rules.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock was listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC until February 10, 1998, when the Common Stock was delisted from trading. The delisting was a result of the Company's stock price falling below the Nasdaq minimum closing bid price of $1.00 per share, and the Company's net tangible assets falling below Nasdaq's minimum maintenance requirements. Commencing February 11, 1998, the Company's Common Stock was eligible to trade on the OTC Bulletin Board under its existing symbol.

         The following table sets forth, for the periods indicated prior to the delisting, the high and low bid prices for the Company's Common Stock as reported by Nasdaq:

                         FISCAL YEAR ENDED FEBRUARY 28, 1998          FISCAL YEAR ENDED FEBRUARY 28, 1997
                         -----------------------------------          -----------------------------------
         QUARTER                HIGH                LOW                     HIGH              LOW
         -------                ----                ---                     ----              ---
         First                 $1.44                $0.81                   $1.38            $1.00

         Second                $1.50                $0.50                   $1.38            $1.00

         Third                 $1.25                $0.63                   $1.31            $1.00

         Fourth                $1.13                $0.69                   $1.31            $1.13



         The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 1998.

ITEM 6. SELECTED FINANCIAL DATA


      The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related Notes.

                                                 FEBRUARY 28,   FEBRUARY 28, FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 26,
                                                   1998 (A)      1997 (B)       1996           1995          1994
                                                 -----------   ------------  -----------   -----------    -----------
                                                           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales .......................................     $ 32,307      $ 41,928      $ 47,339      $ 43,142      $ 32,386
                                                  ========      ========      ========      ========      ========

Income (loss) from continuing operations
     before income taxes ....................     $    608      $ (5,663)     $ (2,158)     $  1,442      $    786

Current income tax (expense) benefit ........          (16)          (12)          115          (155)         (112)
Deferred income tax expense (c) .............       (1,000)       (3,086)       (2,000)         (468)         (235)

                                                  --------      --------      --------      --------      --------
(Loss) income from continuing operations ....         (408)       (8,761)       (4,043)          819           439

Income from discontinued
     retail operations (d) ..................           --            --            65            90            --

                                                  --------      --------      --------      --------      --------
Net (loss) income ...........................     $   (408)     $ (8,761)     $ (3,978)     $    909      $    439
                                                  ========      ========      ========      ========      ========

BASIC AND DILUTED PER SHARE AMOUNTS:
(Loss) income from continuing operations ....     $  (0.13)     $  (2.74)     $  (1.27)     $   0.27      $   0.16
Income from discontinued
     retail operations ......................           --            --          0.02          0.03            --
                                                  --------      --------      --------      --------      --------
Net (loss) income ...........................     $  (0.13)     $  (2.74)     $  (1.25)     $   0.30      $   0.16
                                                  ========      ========      ========      ========      ========

BALANCE SHEET STATISTICS:
Total assets ................................     $ 14,031      $ 15,907      $ 26,117      $ 33,301      $ 18,767
Long-term obligations .......................     $  4,318      $  5,716      $  7,569      $  6,612      $  1,429
Book value per share of common stock ........     $   0.54      $   0.67      $   3.41      $   4.65      $   4.39


(a) In fiscal 1998, SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sale price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale (see
     Note 3 to the Consolidated Financial Statements).


(b) Results for fiscal 1997 include an aggregate charge of approximately $3.5 million related to the sale of Puma and H&H, two of the Company's subsidiaries. The charge primarily consisted of the write-off of the goodwill associated with the acquisition of such subsidiaries (see Note 2 to the Consolidated Financial Statements).

(c) Results for fiscal 1998, fiscal 1997 and fiscal 1996 include net non-cash deferred tax charges of approximately $1 million, $3.1 million and $2 million, respectively, primarily relating to increases in the Company's valuation allowance of its deferred tax asset (see Note 6 to the Consolidated Financial Statements).

(d) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 7 to the Consolidated Financial Statements. SCPI remained contingently liable for most mortgage debt, and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes, as further described in Note 7 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management believes that the corporate structure resulting from the merger transaction, whereby Steel City Products Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), will facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $154 million of net operating loss carry-forwards. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

         Until 1994, Oakhurst's principal business, which is conducted by SCPI under the trade name "Steel City Products", was the distribution of automotive parts and accessories from a facility in Pittsburgh, Pennsylvania.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's"), a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to certain executives of Dowling's with a remaining balance of $286,000. In March 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania.

         In connection with the acquisition of G&O, Dowling's entered into a non-competition agreement with the seller that provides for aggregate payments of $315,000 over a three year period that began in March 1996, and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, d/b/a Harry Survis ("H&H"), a Pittsburgh-based company that distributes and installs automotive accessories, including stereos, alarms and cellular phones, and in October 1994, Oakhurst acquired all of the outstanding capital stock of Puma Products, Inc. ("Puma"), a Texas-based distributor of after-market products to the light truck and van conversion industry. In fiscal 1997, these two subsidiaries experienced aggregate losses of approximately $500,000, and as a result, Oakhurst sold Puma and H&H in May 1997 and July 1997, respectively (see "Management's Discussion and Analysis - Significant Events and Trends").

SIGNIFICANT EVENTS AND TRENDS

SCPI SUBSIDIARY

         SCPI's customers are continually affected by changes in the retail environment, including the recent competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. In fiscal 1996, SCPI lost two significant customers and has since suffered reductions in business as certain customers have closed stores in the face of competition, have been forced into bankruptcy, have reduced their automotive merchandise selection, or have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In its efforts to offset these trends, SCPI strengthened its sales team to help identify new customers and better serve existing customers, expanded its product offerings to certain customers and enlarged the territory that it serves. In fiscal 1996, SCPI began offering certain "hard parts" such as brake rotors, and in fiscal 1997, SCPI introduced a new merchandise category of non-food pet supplies, and began a new division ("Wing-Tech") to distribute automotive wings (or spoilers). Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. In June 1997, SCPI sold the Wing-Tech business to the buyer of Oakhurst's Puma Products subsidiary.

         Since fiscal 1996, SCPI has added new customers and expanded sales to certain other customers, and during the latter part of fiscal 1997, SCPI began to ship pet supplies to an existing significant automotive customer, Giant Eagle, and added a supermarket chain, Kroger, as an automotive customer. These efforts have helped to stabilize the erosion of SCPI's customer base so that sales in fiscal 1998 were substantially the same as fiscal 1997, however, they have not returned SCPI's sales to the revenue levels of fiscal 1996. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 1999, however, there can be no assurance that these efforts will be successful.


DOWLING'S SUBSIDIARY

         During the first half of fiscal 1996, Dowling's was faced with intense competitive pressures in one of its markets due to the nearby opening of a competitor. Management's efforts to overcome this competition succeeded, and in fiscal 1997 Dowling's experienced an improved competitive situation and a strengthening of demand in its existing markets, with a return to historical levels of sales and gross margins. To further expand its sales, in the first quarter of fiscal 1997, Dowling's acquired an existing radiator distributor in Philadelphia, Pennsylvania for approximately $210,000, that was paid half in cash and half in the form of a one year note payable.

         In fiscal 1998, Dowling's began to experience increased demand and competition for lower priced, generic product, and in response, established its own value priced "house" generic brand of radiators, which carry a limited lifetime warranty that is supported by the manufacturer. Because many other generic brands do not carry such a warranty, management believes that this new line will compete favorably with other distributors that offer primarily generic product.


JOINT VENTURE AGREEMENT

         In February 1998, Oakhurst along with two co-venturers, entered into an agreement with a major New York investment bank relating to tax efficient lease securitization structures which Oakhurst has been developing for some time. Under the agreement, the venturers may participate in the structuring and marketing of securities relating to equipment leasing transactions. The agreement provides for a sharing of any fees generated by the agreement and commits Oakhurst to an investment in some of the securities created by the structure. The agreement has an initial term of six months, which is automatically renewed for additional six-month periods following the closing of one or more transactions. There can be no assurance that any transaction can be successfully marketed or closed.


SUBSIDIARIES DISPOSALS - H&H AND PUMA

         Despite the opening of new facilities, the introduction of new product lines, a restructuring of the sales force and increased advertising, sales at H&H continued on a downward trend, due principally to reduced demand for certain categories of car accessories and increased competition in the cellular phone business, combined with a decrease in the commission rate earned on each phone activation. Because of management's belief that these trends could not be reversed, and to end the cash drain on Oakhurst's resources, in July 1997, H&H was sold to James Stein, a Vice-President of H&H, in exchange for the cancellation of the intercompany debts to H&H and the retention by Oakhurst of certain insurance claims related to H&H. The sale eliminated substantial contingent obligations related to lease and employment agreements with the former owner of H&H and with Mr. Stein.

         At Puma, beginning in the first quarter of fiscal 1996, the strong retail demand for light trucks and sport utility vehicles had an adverse impact on sales, because vehicle manufacturers sought to satisfy dealer demand at the expense of converters, which represented an important segment of Puma's customers. This situation led to an intensification of competition among suppliers to the converter market and certain converter customers were lost, and for the remainder of fiscal 1996 and through 1997 resulted in a downward sales trend. In response to this situation, management during fiscal 1996 opened a second facility in Elkhart, Indiana, center of the vehicle conversion industry; continued to strengthen its management and sales team; enlarged its product offering, including the addition of van products to its wood accessories line; and introduced an extensive catalog targeted at the restyler and accessories retailer market. Although sales of certain non-wood accessories increased, sales of wood accessories continued to reflect a downward trend, and Puma had operating losses of approximately $270,000 in fiscal 1997. To end the cash drain on Oakhurst, effective May 1997 the Company sold Puma to its former owner, Anthony N. Puma, a director of Oakhurst, in return for the cancellation of $600,000 in acquisition debt due to him by Oakhurst, the cancellation of future earn-out obligations to Mr. Puma, the repayment by Mr. Puma of $400,000 in revolving debt owed by Puma under a credit agreement, the cancellation of Oakhurst's intercompany debts to Puma, and the payment of $50,000 by Oakhurst to Mr. Puma. The agreement also provides for Mr. Puma to make a payment to Oakhurst in the event he re-sells the business, under certain circumstances. The sale eliminated substantial contingent obligations related to lease and employment agreements with Mr. Puma.

         As a result of the disposition of these two businesses, Oakhurst's results for fiscal 1997 include a charge of approximately $3.5 million, of which about $3.1 million represented the write-off of the excess of costs over net assets acquired (goodwill) relating to their original acquisition. Results for fiscal 1998 include other income from these two businesses of $72,000, including the recovery of the insurance claims related to H&H.


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

         At February 28, 1998, Oakhurst's debt primarily consisted of (i) revolving debt under a credit agreement with a balance of approximately $4 million; (ii) notes payable of $286,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"), and a non-competition agreement of $114,000 issued in connection with Dowling's acquisition of G&O; and (iii) the SCPI Creditor Notes (see below).

         Historically, SCPI's operations have been more profitable than in the past three years and its cash flow used to be sufficient to fund its own working capital needs, to repay the scheduled principal reductions and to pay dividends to and make loans to Oakhurst. Prior to fiscal 1996, accumulated cash, along with the addition of debt under a term loan and credit agreement, was used for acquisitions. In fiscal 1996 and fiscal 1997, there was positive cash flow from operations, but not in amounts sufficient to satisfy all of the Company's debt service obligations. As a result, revolving debt increased in those two years.

         In March 1996, Oakhurst obtained financing from an institutional lender, replacing its then existing credit arrangement, that provided a two-year total facility of $9.5 million, comprising a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility contains certain customary restrictive financial and non-financial covenants, including the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst's subsidiaries.

         In June 1997, Oakhurst entered into an agreement with the lender to amend the Credit Facility to reflect the disposals of H&H and Puma. The agreement principally reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base, and amended certain financial covenants, including the elimination of a covenant related to the Company's consolidated tangible net worth. In September 1997, Oakhurst reached an agreement to extend the Revolver beyond its initial two year term to April 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Facility provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In part to reduce its overall debt level, in December 1997 SCPI sold its warehouse in Pittsburgh, Pennsylvania to an unrelated third party for a gross purchase price of approximately $2.8 million in cash. Accordingly, the results for the fourth quarter of fiscal 1998 include a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises, to make certain improvements to such premises, to increase levels of working capital and to reduce the Revolver, which had increased during fiscal 1998 as a result of shortfalls in cash from operations.

         The DFS notes bear interest at 6%, and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon, which commenced in June 1996.

         The G&O note payable of $105,000 carried interest at 7%, and was paid in full in March 1997. In connection with the G&O acquisition, Dowling's entered into a non-competition agreement with the seller that provides for aggregate payments of $315,000 over a three year period, and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         The creditor notes that were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 7 to the consolidated financial statements) are payable in six equal annual installments through July 1998. The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

         Management believes that the availability of financing pursuant to the Credit Facility, together with the steps taken in response to recent operating losses, including the sale of the SCPI warehouse, will provide adequate funding for the Company's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.


CAPITAL EXPENDITURES AND YEAR 2000

         The Company has no significant outstanding commitments for capital expenditures. In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical operating systems to determine compliance with the year 2000 issue. It was determined that certain of SCPI's and Dowling's current software programs are not year 2000 compliant, and accordingly, management has developed a year 2000 plan (the "Year 2000 Plan") that addresses this issue. The Year 2000 Plan includes the complete replacement of SCPI's current operating system with an integrated system that is year 2000 compliant, and for Dowling's provides for the re-writing of the computer code of its customized system. The Year 2000 Plan schedules these events to be completed in mid fiscal 1999, with total costs anticipated between $175,000 to $225,000. Management is currently on schedule with the timetable set forth in the Year 2000 Plan. The Company is also contacting its suppliers to obtain their assurance of year 2000 compliance.


TAX LOSS CARRY-FORWARDS

         At February 28, 1998, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $154 million, which expire in the years 2001 through 2012, and which shelter most of SCPI's and Oakhurst's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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


FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its directors or employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in Item 1 - "Business" and in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) but are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         Operations for the year ended February 28, 1998 include the consolidated results for Steel City Products and Dowling's, together with administrative costs of SCPI and Oakhurst. As previously discussed, Puma was sold effective May 31, 1997, and H&H was sold effective July 14, 1997. Accordingly, only the net proceeds from these two subsidiaries, together with recoveries on certain insurance claims related to H&H, have been included in results of operations for the period ended February 28, 1998. Operations for the period ended February 28, 1997 include the consolidated results for Steel City Products, Dowling's, Puma and H&H, the administrative costs of SCPI and Oakhurst, and a charge of approximately $3.5 million related to the disposals of Puma and H&H.

FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1997

         Consolidated sales for fiscal 1998 decreased by approximately $9.6 million, or by 22.9% when compared with the prior year, caused primarily by the sale of Puma and H&H, which together produced sales in the prior year of $9.4 million. Sales at Dowling's reflected a decrease of approximately $165,000 when compared to the prior year, due to a comparatively mild winter experienced in Dowling's markets in fiscal 1998. Sales at SCPI decreased by $98,000. Sales to existing automotive customers decreased by $2.8 million, primarily as a result of bankruptcies, downsizing and competitive pressures faced by certain of SCPI's customers. Partially offsetting this decline were sales by SCPI to new automotive customers of approximately $1.5 million. Sales of non-food pet supplies by SCPI were $1.4 million in the current year, compared with $157,000 last year. Sales of pet supplies first began in the second quarter of the prior year, and new customers have been added in the current year.

         Gross profits were approximately $6.2 million, or 19.2% of sales, in the current year compared with approximately $9.5 million, or 22.6% of sales, in the prior year. The lower gross profits were caused by the sale of Puma and H&H, which contributed gross profits in the prior year of $3.4 million. The decrease in gross margin was also attributable to Puma and H&H; gross margins for the continuing businesses were consistent with the prior year. Despite slightly lower levels of sales at SCPI, gross profits increased by approximately $158,000, due primarily to a slight improvement in gross margin, together with reductions in buying and occupancy expenses.

Gross profits at Dowling's decreased by approximately $15,000, due to lower levels of sales in the fourth quarter of fiscal 1998.

         Operating, selling and administrative expenses decreased by approximately $3.9 million when compared with the prior year, of which $3.8 million reflected the sale of Puma and H&H. The remaining reductions were principally attributable to savings in corporate overhead expenses.

         There was an increase in the provision for doubtful accounts of $63,000 related to the bankruptcies and liquidations of certain of SCPI's and Dowling's customers.

         The amortization of the excess of cost over net assets acquired decreased by $254,000 in the current year, due to the write-off of goodwill in fiscal 1997 as a result of the sale of Puma and H&H.

         Interest expense decreased by $209,000 compared to the prior year due to the sale of Puma and H&H and repayment of the Fixed Asset Loan in December 1997, as well as lower average borrowing levels by Dowling's and SCPI.

         In fiscal 1998, SCPI sold its warehouse for a cash sale price of approximately $2.8 million. The net gain resulting from the sale was approximately $1.8 million.

         Income tax expense decreased by approximately $2.1 million in the current year, due primarily to a lower charge to deferred tax expense attributable to adjustments in the valuation allowance of the deferred tax asset.


FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 29, 1996

         In fiscal 1997, consolidated sales decreased by approximately $5.4 million, or by 11.4%, when compared with fiscal 1996. The decrease was primarily caused by the loss of two of SCPI's largest customers during fiscal 1996. These two customers accounted for a decrease in sales in fiscal 1997 of approximately $8.5 million. Sales to SCPI's existing customers also decreased by approximately $780,000. Sales of car alarms, stereo accessories and cruise control equipment decreased by approximately $285,000 due to the lower retail and wholesale demand, and cellular phone revenues also decreased by approximately $770,000 because of a lower average commission rate this year combined with fewer activations due to increased competition in this market. Sales of light truck and van aftermarket accessories decreased by $915,000, due primarily to the loss by Puma of two large converter customers in fiscal 1996.

         The addition of new customers by SCPI and of new product lines by SCPI and H&H together accounted for $2.9 million in new sales, partially offsetting the sales decreases. Sales of radiators and related products by Dowling's increased over fiscal 1996 by over $3 million, representing an increase of 26%, attributed to an improved competitive situation in fiscal 1997 in Dowling's markets, combined with favorable weather in the first quarter of fiscal 1997, an increase in market share, and the addition of the Philadelphia G&O facility.

         Other income decreased by $144,000, due to lower commission income earned by Puma in fiscal 1997, lower auto show revenues earned by SCPI, due to a smaller show in fiscal 1997, and because of interest on a tax refund from Kentucky in fiscal 1996.

         Gross profits were approximately $9.5 million, or 22.6% of sales, in fiscal 1997 compared with $10 million, or 21.2% of sales, in fiscal 1996, reflecting a decrease of $549,000. Lower levels of sales by all of the subsidiaries except Dowling's contributed to gross lower profits of approximately $1.9 million, but this was partially offset by improved gross margins earned by all of the subsidiaries. The improved gross margin performance was due to lower costs on certain product lines, and to the improved competitive situation in certain of Dowling's markets.

         Operating, selling and administrative expenses decreased by $379,000 in fiscal 1997 when compared with fiscal 1996, which primarily reflected management's efforts to reduce its work force and other expenses in reaction to lower levels of sales.

         There was a decrease of $508,000 in the provision for doubtful accounts compared with fiscal 1996, when the Company recorded provisions for the bankruptcies of several customers, including one of SCPI's largest customers.

         Interest expense increased by $197,000 in fiscal 1997, due primarily to higher average borrowings.

         Income tax expense increased by approximately $1.2 million in fiscal 1997, due primarily to a higher charge to deferred tax expense in fiscal 1997 that resulted from an increase in the valuation allowance of the deferred tax asset.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Consolidated Balance Sheets: February 28, 1998 and February 28, 1997...............        F-2

         Consolidated Statements of Operations for the fiscal years ended
           February 28, 1998, February 28, 1997 and February 29, 1996.......................        F-3

         Consolidated Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1998, February 28, 1997 and February 29, 1996.......................        F-4

         Consolidated Statements of Cash Flows for the fiscal years ended
          February 28, 1998, February 28, 1997 and February 29, 1996........................        F-5

         Notes to Consolidated Financial Statements.........................................        F-6

         Supplementary Financial Data:

           Selected Quarterly Financial Data (unaudited) for the fiscal years ended
            February 28, 1998 and February 28, 1997.........................................        F-16

         Financial Statement Schedules for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996:

             Schedule II - Valuation and Qualifying Accounts................................        F-18



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

The by-laws of the Company provide for such number of directors as is determined from time to time by the Board of Directors. There are currently six directors divided into three classes, each class having a term of three years.

                                                          DIRECTOR
         NAME            AGE    CURRENT TERM EXPIRES       SINCE          CLASS
--------------------     ---    --------------------       -----          -----
John D. Abernathy         61            1999                1994            I
Robert M. Davies          47            1999                1991            I
Mark Auerbach             60            2000                1991           II
Bernard H. Frank          77            2000                1995           II
Joel S. Lever             46            1998                1994           III
Anthony N. Puma           34            1998                1995           III


John D. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm, and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing, and is also a director of the Company's majority-owned subsidiary, Steel City Products, Inc.

Robert M. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of the Company's majority owned, publicly traded subsidiary, Steel City Products, Inc. Mr. Davies also serves as a director of Industrial Acoustics Company, Inc., a New York based engineered products group specializing in noise control products and systems, and of Maxicare Health Plans, Inc., a health maintenance organization based in California.

Mark Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of the Company from December 1995 to May 1997. He has been Chief Financial Officer of the Company and its majority owned subsidiary, Steel City Products, Inc., since December 1995. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer, and of the Company's majority owned subsidiary, Steel City Products, Inc. Mr. Auerbach is a certified public accountant.

Bernard H. Frank. Mr. Frank has been Executive Vice President and Chief Operating Officer of the Company since May 1994 and is a founder of the Company's majority owned, publicly traded subsidiary, Steel City Products, Inc., of which he has been Chief Executive Officer and a director since 1993, Chairman since 1994 and an executive officer for more than the last five years.

Joel S. Lever. Mr. Lever is a senior member of the law firm of Kurzman & Eisenberg, LLP and has been a partner since 1984. Mr. Lever serves as Chairman of the firm's Corporate Department, where he specializes in transactional business matters, mergers and acquisitions, art and entertainment law and the sale and acquisition of commercial assets. Mr. Lever is a director of the Company's majority-owned subsidiary, Steel City Products, Inc., as well as a director of several private companies.

Anthony N. Puma. Mr. Puma is Chairman and founder (in 1988) of Puma Products, Inc., which was acquired by the Company in October 1994. Before that, Mr. Puma held various positions with SDI Corporation, a distributor of accessories to the small truck and van conversion markets. In May 1997, the Company sold Puma Products back to Mr. Puma.


EXECUTIVE OFFICERS.

The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries who are not also directors of the Company, all of whom serve until they resign or are removed by the Board of Directors that appointed them. The business histories of executive officers who are also directors (Messrs. Auerbach, Davies and Frank) are set forth above under the heading "Directors."

Roger M. Barzun (56): Senior Vice President, Secretary and General Counsel. Mr. Barzun has been Secretary and General Counsel of the Company since August 1991 and a Senior Vice President since May 1994. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (44) : Executive Vice President, Steel City Products, Inc. Mr. Allan has been an officer of the Company's publicly traded subsidiary, Steel City Products, Inc. ("SCPI"), for more than the last five years. He was elected Executive Vice President in January 1993.

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

Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 1998, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.


ITEM 11. EXECUTIVE COMPENSATION.

This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its largest subsidiary, Steel City Products, Inc. ("SCPI").


SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation for the 1998, 1997 and 1996 fiscal years allocated or paid on or before February 28,1998 to those who served as the Company's Chief Executive Officer during fiscal 1998 and to the only other executive officers of the Company who were serving at the end of the 1998 fiscal year for services rendered in all capacities to the Company and its subsidiaries. Neither of such other executive officer had compensation exceeding $100,000 in 1998. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.


                                                                                       LONG TERM
                                            ANNUAL COMPENSATION                      COMPENSATION
                                ------------------------------------------    ---------------------------
                                                                  OTHER        SECURITIES      ALL OTHER
                                                                 ANNUAL        UNDERLYING      COMPENSA-
                                 FISCAL     SALARY    BONUS   COMPENSATION    OPTIONS/SARS        TION
  NAME AND PRINCIPAL POSITION     YEAR       ($)      ($)        ($)*            (#)             ($)
--------------------------------------------------------------------------    ---------------------------
Mark Auerbach (1)                 1998      10,000        --        --            3,000             --
Chairman President &              1997     100,000        --        --               --             --
Chief Executive Officer           1996      24,000        --        --          100,000             --

Robert M. Davies (1)              1998      50,000        --        --          203,000             --
Chairman President &
Chief Executive Officer

Bernard H. Frank (2)              1998      50,050     7,364        --               --         13,908 (3)
Executive Vice President &        1997      50,243    16,000        --           68,327         13,908
Chief Operating Officer           1996      82,775        --        --               --         19,151

Roger M. Barzun                   1998      53,750        --     6,312           20,000             --
Senior Vice President and         1997      53,750        --     6,312               --             --
General Counsel, Secretary        1996      54,135    10,000     6,312               --             --

Terrance W. Allan (4)             1998     115,001    15,000        --               --             --
Executive Vice President SCPI     1997     126,490    14,000        --           24,333             --
                                  1996     106,160        --        --            5,000          4,797

---------------
* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer. In the case of Mr. Barzun, the amount listed represents the cost to the Company of providing for his use a company-leased vehicle.

1. Mr. Auerbach became Chief Executive Officer of the Company in December 1995 and served in that capacity as a consultant to the Company until May 1997, when Mr. Davies was elected Chief Executive Officer as his successor.

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

                             ----------------------

OPTION GRANTS IN THE LAST FISCAL YEAR.

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table, above, during the fiscal year ended February 28, 1998.


                                                                                                  POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                        PRICE
                                                                                                     APPRECIATION
                                                 INDIVIDUAL GRANTS                                 FOR OPTION TERM (3)
                             --------------------------------------------------------            -------------------------
                                              PERCENT OF
                                            TOTAL OPTIONS
                             NUMBER OF        GRANTED TO
                             SECURITIES      EMPLOYEES IN     EXERCISE       EXPI-
                             UNDERLYING      FISCAL YEAR       PRICE         RATION                  5%          10%
NAME                          OPTIONS            (%)           ($)(2)         DATE                  ($)          ($)
-------------------          ------------   -------------     --------      --------             ---------  -------------
MARK AUERBACH                    3,000(1)        2.15          1.219        05/01/07                 1,886          4,781
ROBERT M. DAVIES                 3,000(1)        2.15           1.00        05/01/07                 1,866          4,781
                                50,000(4)        35.8           1.00        05/27/07                31,444         79,687
                               100,000(5)        71.6          0.875        01/13/08                34,667        107,030
                                50,000(6)        35.8          0.875        01/13/08                17,333         53,515
BERNARD H. FRANK                    --             --             --            --                      --             --
ROGER M. BARZUN                 20,000(7)        14.3          0.875        02/04/08                11,005         27,890
TERRANCE W. ALLAN                   --             --             --            --                      --             --


--------------

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

4.   This option becomes exercisable on May 27, 1998.

5. This option becomes exercisable at the earlier to occur of (i) a change in control of the company; (ii) the achievement of a substantial realization of the value of the company's net operating loss carryforwards; or (iii) the ninth anniversary of the grant date.

6. This option becomes exercisable in full from and after May 29, 1998, but immediately terminates if Mr. Davies' consulting agreement with the corporation dated May 27, 1997, is terminated by the company for cause.

7. This option becomes exercisable in four equal installments, on the grant date and the first three anniversaries of the grant date.

                             ----------------------

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

The following table sets forth certain information based upon the fair market value per share of the Common Stock at February 27, 1998 ($1.125), the day closest to the Company's February 28, 1998 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at February 28, 1998 and the exercise (purchase) price of the option shares. During fiscal 1998, there were no option exercises by any of these individuals.


                                                                                   VALUE OF UNEXERCISED IN-THE-
                                    NUMBER OF SECURITIES UNDERLYING                MONEY OPTIONS AT FISCAL YEAR
                                UNEXERCISED OPTIONS AT FISCAL YEAR END                          END
                                                  (#)                                           ($)
                                ---------------------------------------       --------------------------------------
NAME                              EXERCISABLE         UNEXERCISABLE             EXERCISABLE         UNEXERCISABLE
----                            -----------------   -------------------       ---------------      -----------------
Mark Auerbach                            126,996                  --                375                    --
Robert M. Davies                          26,996             200,000                375                43,750
Bernard H. Frank                          68,327                  --                 --                    --
Roger M. Barzun                           21,000              15,000              1,250                 3,750
Terrance W. Allan                         28,081               1,250                 --                    --


COMPENSATION OF DIRECTORS.

All non-employee directors receive annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant. During fiscal 1998, each non-employee who did not otherwise receive compensation from the Company received an annual fee of $10,000, but no meeting fees. Commencing March 1, 1998, the Company will pay to each such non-employee director an annual director's fee of $12,500 and, if he serves as chairman of at least one committee of the Board of Directors, an additional annual director's fee of $2,500. All fees are paid quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings

On January 13, 1998 the Board of Directors granted ten-year stock options to Messrs. Abernathy (65,000 shares), Davies (100,000 shares) and Lever (65,000 shares). The vesting of these options is dependent upon the Company achieving certain financial objectives; however, in any event, they vest on the ninth anniversary of the grant date. See also "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," following, for a description of compensation arrangements during fiscal 1998 between the Company and Messrs. Auerbach and Davies.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Mr. Auerbach. In fiscal 1998, Mr. Auerbach was compensated as Chairman, President and Chief Executive Officer of the Company under an amended 1995 consulting agreement with the Company at the rate of $2,500 per month for the period March through June 1997, when the agreement terminated. On May 27, 1997 Mr. Auerbach resigned as President and Chief Executive Officer, but remained Chief Financial Officer of the Company at his then current rate of compensation. Mr. Auerbach was also entitled under the agreement to reimbursement of his Company-related business expenses. The agreement also provided for the grant to him of a ten-year stock option to purchase 100,000 shares of Common Stock exercisable in two equal installments at $1.25 and $2.50 per share, respectively, on the December 19, 1995 grant date and the first anniversary of the grant date.

Mr. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997 to succeed Mr. Auerbach. He is compensated at the rate of $5,000 per month under a one-year consulting agreement and receives reimbursement of expenses incurred by him in carrying out his duties and responsibilities. Pursuant to the agreement, the Company has granted to Mr. Davies ten-year stock options at market to purchase

100,000 shares of Common Stock, in the aggregate, under the Company's 1994 Omnibus Stock Plan. The options become exercisable in full at the end of May 1998.

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

The agreements also provide for certain termination rights in the event of a change in control of SCPI. Change in control is defined to include certain changes in the make-up of the SCPI board of directors or a sale of SCPI's assets or business. Each executive has the right to terminate his employment within a defined period (ranging up to one year) following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreements also provide for substantially the same payments and benefits in the event the executive's employment is terminated by SCPI without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on May 1, 1998, and if each of Messrs. Frank and Allan had exercised his rights of termination, payments by SCPI would have been approximately $535,000 in the aggregate.

Mr. Frank. In fiscal 1997, in light of SCPI's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Corporation's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year.

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

Mr. Barzun. Mr. Barzun is compensated pursuant to a December 1992 employment agreement, as amended, under which he provides general counsel services to the Company on a part-time basis. Under the agreement, Mr. Barzun is entitled to a minimum salary of $56,250; participation in benefit plans made available to other executives; the use of a Company-leased automobile; reimbursement of Company-related business expenses; and payment in a lump sum of six months' salary in the event his employment is terminated without cause. In January 1996 Mr. Barzun agreed to a 4% pay reduction in view of the Company's financial condition.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

During fiscal 1998, no member of the Compensation Committee or Stock Plans Committee was an employee of the Company or any or its subsidiaries. Mr. Frank serves on the Compensation Committee of Steel City Products, Inc. ("SCPI") and is a director of SCPI and of the Company.

In October 1994 the Company acquired the capital stock of Puma Products from its founder, Anthony N. Puma, who is currently a director of the Company. In May 1997 the Company sold the capital stock of Puma Products back to Mr. Puma.

The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction. No such transactions occurred in fiscal 1997. See also "Compensation of Directors" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," above.


REPORT ON EXECUTIVE COMPENSATION IN THE 1998 FISCAL YEAR.

This report has been prepared by the Compensation Committee and the Stock Plans Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended February 28, 1998. All members of the Committees are non-employee directors. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table, above, certain information concerning an executive officer of the Company's largest subsidiary, Steel City Products, Inc.,("SCPI") who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," above.

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

Chief Executive Officer's Compensation. The consulting fees paid and the stock options granted to the Company's Chief Executive Officers in 1998 are the result of written consulting agreements that were negotiated between Messrs. Auerbach and Davies (who succeeded Mr. Auerbach as Chief Executive Officer in May 1997) and the Company and that are described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." Compensation was determined to be appropriate by the members of the Committees serving at the time based on the non-full-time nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer's prior financial and accounting experience in former employments; and the subjective judgement of the members of a reasonable level of compensation.

Other Executive Officers. Mr. Frank is an Executive Officer of the Company, but receives all of his compensation in his capacity of Chairman and Chief Executive Officer of SCPI. Mr. Barzun is compensated under his employment agreement with the Company described above. Mr. Allan is included in the Company's disclosures relating to compensation because of his importance to the success of the Company on a consolidated basis. Each of their written employment agreements was reviewed and approved by the Company's Compensation Committee and in the case of Mr. Allan, by the SCPI Compensation Committee.

Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and one of them is a founder of the original business, their salaries in 1998 were based on the level of their prior salaries and the subjective judgement of the members of the Company's and SCPI's Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

Bonuses. Bonuses payable to Messrs. Frank and Allan under their employment agreements consist of an Annual Management Bonus, and in the case of Mr. Allan, an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation, LIFO adjustments and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The amount of the bonus pool allocation is based on Mr. Frank's recommendations to SCPI's Compensation Committee. Mr. Frank's recommendations, in turn, are based on his subjective judgement, formed by over forty years experience with the business, of the performance of each officer during the preceding year. Mr. Frank is entitled to a minimum Annual Management Bonus of 15% of salary provided that SCPI has earnings for the year in question. Bonuses paid in fiscal 1998 related to earnings in the prior year.

The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 1998 and accordingly no Annual Executive Bonuses were paid.

The bonus percentages and amounts contained in the executive's employment agreements are based on the executive's years of service, his perceived importance to the profitability of SCPI, and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus, and what is fair and reasonable. No bonuses were paid to any other executive officers of the Company during fiscal 1998.


Stock Options. The Committees believe that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The 1998 grant to an executive officer (other than the Chief Executive Officer) was based on the subjective judgement of the Stock Plans Committee as to what constituted an appropriate option grant in light of the executive's performance since the last option granted to him. The exercise price of stock option grants to date is equal to the market price of the Common Stock on the date of grant.

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

   The Compensation Committee                         The Stock Plans Committee
        Joel S. Lever                                     John D. Abernathy
        John D. Abernathy                                 Joel S. Lever


                             ----------------------

The following Performance Graph and the foregoing Report of the Compensation Committee on Executive Compensation in this Item 11 are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Annual Report on Form 10-K.


PERFORMANCE GRAPH.

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

The returns are calculated assuming the value of an investment in the Company's stock and each index of $100 on the Company's February 28, 1993 fiscal year end and that all dividends were reinvested; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.


                               1993       1994     1995      1996     1997      1998
                               ----       ----     ----      ----     ----      ----
Oakhurst Company, Inc.        100.00    125.00    168.75    59.35     56.25     56.25
DJ Global US                  100.00    107.88    115.76   155.97    195.99    265.75
Dow Jones Other Speciality    100.00     97.87     94.23    93.12    110.77    169.42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


This item sets forth certain information regarding ownership of the Company's common stock at May 1, 1998. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of May 1, 1998, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth each person known by the Company (other than management) to own beneficially more than 5% of the outstanding common stock of the Company.


NAME AND ADDRESS                               NUMBER OF SHARES OF
OF BENEFICIAL OWNER                                COMMON STOCK               PERCENTAGE OF CLASS
-------------------                                ------------               -------------------
Fidelity Capital Appreciation Fund(1)                289,000                          9.0%
82 Devonshire Street
Boston, Massachusetts 02109

Special Situations Fund, L.P.(2)                     289,000                          9.0%
153 East 53rd Street
New York, NY 10022


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

SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11, above, and by all directors, all such named individuals, and all executive officers of the Company as a group.


NAME OF BENEFICIAL OWNER          SHARES OF COMMON STOCK    PERCENTAGE OF CLASS
------------------------          ----------------------    -------------------
John D. Abernathy                       41,996(1)                 1.3%
Mark Auerbach                          126,996(2)                 3.8%
Robert M. Davies                       209,992(3)                 6.3%
Bernard H. Frank                        85,134(4)                 2.7%
Joel S. Lever                           72,815(5)                 2.3%
Anthony N. Puma                        266,667                    8.3%
Roger M. Barzun                         27,160(6)                   *
Terrance W. Allan                       28,581(7)                   *

NAME OF BENEFICIAL OWNER             SHARES OF COMMON STOCK      PERCENTAGE OF CLASS
------------------------             ----------------------      -------------------
All directors and executive
officers as a group (8 persons):          859,341 (8)                   22.6%

--------------

*        Less than 1%

1. This number includes 26,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

2. These shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

3. This number includes 144,992 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1998 at prices ranging from $1.00 to $3.37 per share.

4. This number includes 68,327 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.25 to $2.00 per share.

5. This number includes 26,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $3.375 per share.

6. This number includes 21,000 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1998 at prices ranging from $0.875 to $2.00 per share.

7. This number includes 28,081 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1998 at prices ranging from $1.25 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

8. This number includes 443,388 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1998 at prices ranging from $0.875 to $3.375 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to information contained under the headings "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation," in Item 11, above.

                                           ----------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as a part of this report.

         1. Financial Statements:

                 Independent Auditors' Report

                 Consolidated Balance Sheets: February 28, 1998 and February 28,
                          1997

                 Consolidated Statements of Operations for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996

                 Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996

                 Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996

                 Notes to Consolidated Financial Statements

                 Supplementary Financial Data:

                          Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 28, 1998 and February 28, 1997

         2. The following Financial Statement Schedules for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996 are submitted herewith:

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

   3.2         By-laws - as amended through January 13, 1998 - filed herewith.

   4.1         Agreement and Plan of Merger dated as of May 20, 1991 (see
               Exhibit 2, above).

   4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 - filed herewith.

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

  10.3 Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service Company, Inc. by Oakhurst Capital, Inc., also containing employment agreements with Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended August 27,
               1994).

  10.4 Lease agreements by and between James Dowling and Dowling's Fleet Service Company, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
               1995).

 *10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 *10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

  10.7 Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.8 Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation dated March 28, 1996 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

  10.9 Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 *10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
               1997).

 *10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

 *10.12 Employment Agreement between Laurence D. Finman and Oakhurst Management Co., dated as of March 1, 1996 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.13 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.14 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.15 Stock Purchase and Sale Agreement between Anthony N. Puma, Puma Products, Inc. and Oakhurst Company, Inc., dated as of June 10, 1997 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.16 Stock Purchase and Sale Agreement between James Stein, H&H Distributors, Inc. and Oakhurst Company, Inc., dated as of July 14, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the first quarter ended May 31, 1997).

  10.17 Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the second quarter ended August 31, 1997).

  10.18 Second and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively - filed herewith.

  10.19 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of - filed herewith.

  11 Statement of re-computation of per-share earnings - filed herewith.

  21           Subsidiaries at February 28, 1998:

                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Company, Inc. - New York Oakhurst Management Corporation - Texas

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

                                              OAKHURST COMPANY, INC.

Date: May 27, 1998                            By:   /s/  Robert M. Davies
                                                 ------------------------
                                                 Robert M. Davies
                                                 President and Chief Executive
                                                 Officer
                                                 (duly authorized officer)

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



         SIGNATURES                                   TITLES                              DATE
         ----------                                   ------                              ----
   /s/   Robert M. Davies                       Chairman of the Board,                   May 27, 1998
----------------------------------------        President and Chief Executive
Robert M. Davies                                Officer



   /s/   Mark Auerbach                          Chief Financial Officer                  May 27, 1998
----------------------------------------        and Director (principal financial
Mark Auerbach                                   and accounting officer)



   /s/   Bernard H. Frank                       Chief Operating Officer                  May 27, 1998
----------------------------------------        Director
Bernard H. Frank


   /s/   John D. Abernathy                      Director                                 May 27, 1998
----------------------------------------
John D. Abernathy


   /s/   Joel S. Lever                          Director                                 May 27, 1998
----------------------------------------
Joel S. Lever


   /s/   Anthony N. Puma                        Director                                 May 27, 1998
----------------------------------------
Anthony N. Puma

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.:


We have audited the accompanying consolidated balance sheets of Oakhurst Company, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for the years ended February 28, 1998, February 28, 1997, and February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




 /s/ Deloitte & Touche LLP
------------------------------
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 22, 1998





                                    -F1-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                          ASSETS                                                       FEBRUARY 28,  FEBRUARY 28,
                                                                                          1998          1997
                                                                                      ------------   -----------
Current assets:
    Cash ..........................................................................     $     47      $     39
    Trade accounts receivable, less allowance of $461 and $555, respectively ......        4,026         3,882
    Other receivables .............................................................          223           483
    Inventories ...................................................................        6,167         5,687
    Other .........................................................................          226           370
                                                                                        --------      --------
                     Total current assets .........................................       10,689        10,461
                                                                                        --------      --------

Property and equipment, at cost ...................................................        1,782         2,839
    Less accumulated depreciation .................................................       (1,098)       (1,311)
                                                                                        --------      --------
                                                                                             684         1,528
                                                                                        --------      --------

Deferred tax asset, less valuation allowance of $52,360
    and $51,300, respectively .....................................................           --         1,000
Excess of cost over net assets acquired, net ......................................        2,275         2,468
Other assets ......................................................................          383           450
                                                                                        --------      --------
                                                                                           2,658         3,918
                                                                                        --------      --------
                                                                                        $ 14,031      $ 15,907
                                                                                        ========      ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................................     $  6,392      $  6,106
    Accrued compensation ..........................................................          519           394
    Current maturities of long-term obligations ...................................          646           953
    Current maturities of long-term obligations, related parties ..................           88            88
    Accrued interest ..............................................................           76            88
    Other accrued expenses ........................................................          249           417
                                                                                        --------      --------
                     Total current liabilities ....................................        7,970         8,046
                                                                                        --------      --------

Long-term obligations:
    Long-term debt ................................................................        4,058         5,344
    Long-term debt, related parties ...............................................          198           286
    Other long-term obligations ...................................................           62            86
                                                                                        --------      --------
                                                                                           4,318         5,716
                                                                                        --------      --------

Commitments and contingencies......................................................

Stockholders' equity:
    Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ....           --            --
    Common stock, par value $0.01 per share; authorized 14,000,000
       shares; issued 3,207,053 and 3,201,144 shares, respectively ................           32            32
    Additional paid-in capital ....................................................       46,535        46,529
    Deficit (Reorganized on August 26, 1989) ......................................      (44,823)      (44,415)
    Treasury stock, at cost, 207 common shares ....................................           (1)           (1)
                                                                                        --------      --------
                     Total stockholders' equity ...................................        1,743         2,145
                                                                                        --------      --------
                                                                                        $ 14,031      $ 15,907
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



                                     -F2-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  FISCAL            FISCAL           FISCAL
                                                                 YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                FEBRUARY 28,      FEBRUARY 28,     FEBRUARY 29,
                                                                    1998              1997            1996
                                                                ------------      -----------      ------------
Sales ......................................................     $    32,307      $    41,928      $    47,339
Other income ...............................................             286              327              471
                                                                 -----------      -----------      -----------
                                                                      32,593           42,255           47,810
                                                                 -----------      -----------      -----------

Cost of goods sold, including occupancy and
    buying expenses ........................................          26,119           32,459           37,321
Operating, selling and administrative expenses .............           6,705           10,573           10,952
Provision for doubtful accounts ............................             165              102              610
Amortization of excess of cost over net assets acquired ....             194              448              439
Interest expense ...........................................             634              843              646
Income from the sale of real estate ........................          (1,760)              --               --
(Income) loss on assets held for sale -
    H&H and Puma (see Note 2) ..............................             (72)           3,493               --
                                                                 -----------      -----------      -----------
                                                                      31,985           47,918           49,968
                                                                 -----------      -----------      -----------

Income (loss) from continuing
    operations before income taxes .........................             608           (5,663)          (2,158)
                                                                 -----------      -----------      -----------

Current income tax (expense) benefit .......................             (16)             (12)             115
Deferred income tax expense ................................          (1,000)          (3,086)          (2,000)
                                                                 -----------      -----------      -----------
                                                                      (1,016)          (3,098)          (1,885)
                                                                 -----------      -----------      -----------
Loss from continuing operations ............................            (408)          (8,761)          (4,043)

Discontinued retail operations:
    Income on disposal .....................................              --               --               65
                                                                 -----------      -----------      -----------
Net loss ...................................................     $      (408)     $    (8,761)     $    (3,978)
                                                                 ===========      ===========      ===========

Basic and diluted per share amounts:
    Loss from continuing operations ........................     $     (0.13)     $     (2.74)     $     (1.27)
    Income from discontinued operations ....................              --               --             0.02
                                                                 -----------      -----------      -----------
    Net loss ...............................................     $     (0.13)     $     (2.74)     $     (1.25)
                                                                 ===========      ===========      ===========

Weighted average number of shares outstanding
    used in computing per share amounts ....................       3,206,179        3,200,140        3,194,021
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


                                     -F3-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                    ADDITIONAL    RETAINED
                                        COMMON       PAID-IN      EARNINGS      TREASURY
                                        STOCK        CAPITAL      (DEFICIT)       STOCK       TOTALS
                                      --------     -----------    ---------     --------    --------
BALANCE AT FEBRUARY 28, 1995 ....     $     32      $ 46,480      $(31,676)     $   (1)     $14,835
Net loss ........................                                   (3,978)                  (3,978)
Employee stock award ............            *            19                                     19
Other ...........................                         23                                     23
                                      --------      --------      --------      ------     --------
BALANCE AT FEBRUARY 29, 1996 ....           32        46,522       (35,654)         (1)      10,899
Net loss ........................                                   (8,761)                  (8,761)
Employee stock award ............            *             7                                      7
                                      --------      --------      --------      ------     --------
BALANCE AT FEBRUARY 28, 1997 ....           32        46,529       (44,415)         (1)       2,145
Net loss ........................                                     (408)                    (408)
Employee stock award ............            *             6                                      6
                                      --------      --------      --------      ------     --------
BALANCE AT FEBRUARY 28, 1998 ....     $     32      $ 46,535      $(44,823)     $   (1)    $  1,743
                                      ========      ========      ========      ======     ========


*  Rounds to less than $1



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      -F4-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                      FISCAL          FISCAL              FISCAL
                                                                                    YEAR ENDED      YEAR ENDED          YEAR ENDED
                                                                                   FEBRUARY 28,     FEBRUARY 28,        FEBRUARY 29,
                                                                                       1998             1997                1996
                                                                                  -------------     -----------        ------------
   Cash flows from operating activities:
    Loss from continuing operations .........................................     $  (408)          $(8,761)           $(4,043)
    Adjustments to reconcile loss from continuing
      operations to net cash (used in) provided by operating activities:
       Depreciation and amortization ........................................         661             1,207                873
       Deferred tax expense .................................................       1,000             3,086              2,000
       Gain on sale of real estate ..........................................      (1,761)               --                 --
       Loss on assets held for sale .........................................          --             3,297                 --
       Loss on retirement of assets .........................................          18                36                 37
       Employee stock award .................................................           6                 7                 19
       Other ................................................................          --                --                 23
    Other changes in operating assets and liabilities:
       Accounts receivable ..................................................        (144)             (255)             1,667
       Inventories ..........................................................        (480)            1,102              2,320
       Accounts payable .....................................................         286               760             (2,304)
       Other ................................................................         216               330               (467)
                                                                                  -------           -------            -------
Net cash (used in) provided by operating activities of:
    Continuing operations ...................................................        (606)              809                125
    Discontinued operations .................................................        (294)             (255)              (282)
                                                                                  -------           -------            -------
Net cash (used in) provided by operating activities: ........................        (900)              554               (157)
                                                                                  -------           -------            -------

Cash flows from investing activities:
    Additions to property and equipment .....................................        (347)             (177)              (430)
    Proceeds from the sale of real estate ...................................       2,656                --                 --
    Acquisition of subsidiaries, net of cash acquired .......................          --               (79)                --
    Loss on assets held for sale ............................................          --              (196)                --
    Net change in the excess of cost over net assets acquired ...............          --                --               (284)
    Other ...................................................................          52               (25)                --
                                                                                  -------           -------            -------
Net cash provided by (used in) investing activities .........................       2,361              (477)              (714)
                                                                                  -------           -------            -------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement .........................         162               693              2,225
    Proceeds from issuance of long-term debt ................................          --             1,500                 --
    Repayment of notes payable ..............................................        (105)               --               (548)
    Principal payments on long-term obligations .............................      (1,475)           (2,276)              (802)
    Deferred loan costs .....................................................         (35)             (273)                --

                                                                                  -------           -------            -------
Net cash (used in) provided by financing activities .........................      (1,453)             (356)               875
                                                                                  -------           -------            -------

Net increase (decrease) in cash .............................................           8              (279)                 4
Cash at beginning of year ...................................................          39               318                314
                                                                                  -------           -------            -------
Cash at end of year .........................................................     $    47           $    39            $   318
                                                                                  =======           =======            =======

Supplemental disclosures of cash flow information:

    Cash paid during the year for operating activities:
      Interest ..............................................................     $   667               791            $   903
                                                                                  =======           =======            =======
      Income taxes, net of refunds received .................................     $    16                (3)           $     9
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

         Oakhurst acquired all of the outstanding capital stock of H&H Distributors d/b/a Harry Survis, ("H&H"), of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma") in January 1994, August 1994 and October 1994, respectively. In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. In March 1996, Dowling's acquired the outstanding capital stock of G&O Sales Company ("G&O") (see Note 13). In May 1997 and June 1997, Oakhurst sold the capital stock of H&H and Puma, respectively (see Note 2). The accompanying consolidated financial statements include the accounts of these subsidiaries for the respective periods of ownership, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Business Activities:

         The Company's operations at February 28, 1998 consisted of two subsidiaries primarily engaged in the wholesale distribution trade to the automotive aftermarket. SCPI is a wholesale distributor operating under the trade name Steel City Products selling principally automotive accessories primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based mainly in the Northeastern United States. In fiscal 1996, SCPI also began the wholesale distribution of non-food pet supplies, primarily to supermarket retailers. Dowling's is a wholesale distributor of automotive radiators and related parts serving mostly radiator repair shops in the New York, Connecticut, New Jersey and greater Philadelphia, Pennsylvania markets. For the years ended February 28, 1997 and February 28, 1996, the Company's operations also included H&H and Puma. H&H was involved in the retail and wholesale distribution and installation of automotive accessories, including stereos, alarms and cellular phones, in western Pennsylvania. Puma was a wholesale distributor of high quality truck and van conversion products to automotive and truck converters, restylers and accessories retailers.


                                      -F6-

   Fiscal Year:

         The Company's fiscal year ends on the last day of February.

   Inventories:

         The Company's inventories are stated at the lower of cost or market. Cost is determined by the last in, first out method (LIFO) for 59% of the Company's inventories at February 28, 1998 and 1997, and by the first in, first out (FIFO) method for the remaining inventories. Had all the Company's inventories been valued using the FIFO method, they would have been approximately $285,000 and $388,000 higher than reported at February 28, 1998 and 1997, respectively.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: buildings, 15-40 years; building improvements, 5-20 years; leasehold improvements, 3-10 years; and office furniture, equipment and vehicles, 3-10 years. Depreciation expense was approximately $278,000, $493,000 and $430,000 in fiscal 1998, 1997 and 1996, respectively.

   Excess of Costs Over Net Assets Acquired:

         The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over periods ranging from 15 to 40 years. The unamortized values at February 28, 1998 and 1997, are net of accumulated amortization of approximately $795,000 and $601,000, respectively. Oakhurst assesses whether its excess of costs over net assets acquired and other long-lived assets are impaired at each balance sheet date based upon an evaluation of undiscounted projected cash flow through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based upon the estimated fair value of the asset.

   Revenue Recognition:

         Revenues are recognized at the time products are shipped.

   Federal Income Taxes:

         Oakhurst accounts for income taxes using an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 6).

   Stock-Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.



                                      -F7-

   Earnings Per Share:

         During fiscal 1998, Oakhurst adopted statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires presentation of basic and diluted earnings per share and restatement of all prior period earnings per share presented. Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 28, 1998, there were options to purchase 1,087,708 shares of common stock outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the common shares.

2. SALE OF SUBSIDIARIES

         Effective as of May 31, 1997, Oakhurst entered into an agreement to sell all of the capital stock of Puma, and in July 1997, Oakhurst entered into an agreement to sell all of the capital stock of H&H. Because there was no net realizable value relative to such subsidiaries, the results for fiscal 1997 included a charge related to the disposal of such subsidiaries representing the net effect of the write-off of the net assets of the subsidiaries and the related excess of costs over net assets acquired. The results for fiscal 1998 include other income from these two subsidiaries, including recoveries on certain insurance claims related to H&H.

         Effective as of May 31, 1997, the former owner of Puma who is a director of Oakhurst, acquired the capital stock of Puma in exchange for his repayment of the revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma, and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provides for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for the net book value of approximately $170,000. As a result of the sale of Puma, Oakhurst was relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

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

3. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                   FEBRUARY 28,    FEBRUARY 28,
                                                      1998            1997
                                                   ------------   -------------
Land ...........................................     $    --      $   170
Buildings ......................................          --          830
Leasehold and building improvements ............         451          520
Office furniture, equipment and vehicles .......       1,331        1,319
                                                     -------      -------
                                                       1,782        2,839
Less accumulated depreciation ..................      (1,098)      (1,311)
                                                     -------      -------
                                                     $   684      $ 1,528
                                                     =======      =======

         In December 1997, SCPI sold warehouse in Pittsburgh, Pennsylvania to an unrelated third party for a gross purchase price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt, to cover the expenses of moving SCPI's operations to newer, leased premises and to make certain improvements to such premises.





                                      -F8-

4. LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         Long-term obligations, including the present value of the Creditor Notes (see Note 7), consist of the following (in thousands):

                                                                           FEBRUARY 28,   FEBRUARY 28,
                                                                               1998            1997
                                                                           -----------    ------------
Creditor Notes, due annually through July 1998 .....................        $   522         $   809
Revolving Credit Agreement due in April 1999 .......................          4,043           3,881
Dowling's Notes, due quarterly through March 2001 ..................            286             374
G&O non-compete payments, due monthly through March 1999 ...........            114             204
Capital lease obligations for computer and warehouse equipment,
      due monthly through August 2001 ..............................             27              50
G&O acquisition note, paid in March 1997 ...........................             --             105
Fixed Asset Loan, repaid in December 1997 ..........................             --           1,268
Other ..............................................................             60              66
                                                                            -------         -------
                                                                              5,052           6,757
Less current portion ...............................................           (734)         (1,041)
                                                                            -------         -------
                                                                            $ 4,318         $ 5,716
                                                                            =======         =======

         On March 28, 1996, Oakhurst and its subsidiaries entered into a two year revolving credit agreement with an institutional lender that provided for a total facility for Oakhurst and its subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan"), secured by a mortgage on SCPI's real estate, and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility bear interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month, and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories. The Credit Facility had an initial term of two years, and contains restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on annual cash dividends. The Credit Facility is secured by the accounts receivable, inventories, and fixed assets of Oakhurst and its subsidiaries, contains certain Revolver prepayment penalties, and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         In June 1997, Oakhurst and its subsidiaries entered into an agreement with the lender to amend the Credit Facility to reflect the dispositions of H&H and Puma. The agreement principally reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base, and amended certain financial covenants, including the elimination of the consolidated tangible net worth covenant. In September 1997, Oakhurst and its subsidiaries reached an agreement with the lender to extend the Revolver beyond its initial two year term to April 1999, and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement. At February 28, 1998, the borrowing base under the Revolver was approximately $4.7 million. During fiscal 1998, the borrowing base ranged from $4.2 million to $6 million, and averaged approximately $5.2 million.

         In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.

         The Dowling's Notes that were issued in connection with the fiscal 1995 acquisition of Dowling's bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon, beginning in June 1996.



                                      -F9-

         The G&O Acquisition Note bore interest at 7% and was paid in full in March 1997, together with accrued interest thereon. The G&O Non-Compete Agreement provides for 36 monthly payments of $8,750 beginning in March 1996. The G&O Non-Compete Agreement has been discounted using an imputed interest rate of 9.75% (see Note 13).

         Long-term obligations mature during each fiscal year as follows (in thousands):

                 FISCAL
                 ------
                  1999..........................            $  734
                  2000..........................             4,165
                  2001..........................               101
                  2002..........................                33
                  2003..........................                12
            Thereafter..........................                 7
                                                            ------
                                                            $5,052
                                                            ======


5. FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 1998 and 1997 consist of the following (in thousands):

                                            FEBRUARY 28, 1998         FEBRUARY 28, 1997
                                          ---------------------     ---------------------
                                           CARRYING       FAIR      CARRYING       FAIR
                                            VALUE        VALUE        VALUE        VALUE
                                          ---------    --------     ---------     -------
Creditor Notes................            $    522     $    580     $     809      $ 812
Revolving Credit Agreement
   and Fixed Asset Loan ......            $  4,043     $  4,043     $   5,149      $5,149


         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities. The Creditor Notes, which are non-interest bearing, were discounted using a market rate of 11.75% to determine current fair value.


6. INCOME TAXES AND DEFERRED TAX ASSET

         At February 28, 1998, Oakhurst has, for tax reporting purposes, estimated net operating tax loss carry-forwards of approximately $154 million which expire in the years 2001 through 2012. Under SFAS No. 109, Oakhurst records as an asset the future benefit of its net operating tax loss carry-forwards and other tax benefits.

         Fluctuations in market conditions and trends and other changes in the Company's earnings base, such as subsidiary acquisitions and disposals, warrant periodic management reviews of the recorded tax asset to determine if an increase or decrease in the recorded valuation allowance is necessary to reduce the tax asset to an amount that management believes will more likely than not be realized. During the year ended February 29, 1996, SCPI experienced significant changes in its customer base. As a result, management undertook an extensive review of SCPI's operations to determine the impact of such changes on SCPI's future levels of revenues and profits. In addition, the Company's other operating subsidiaries were evaluated considering the then current trends and historical operations. This review led to an increase of approximately $2.5 million in the deferred tax asset valuation allowance, with a corresponding charge to deferred tax expense.

         Subsequently, the Board of Directors of Oakhurst made the decision to dispose of Puma and H&H, which led to a further increase of approximately $4.9 million in the valuation allowance of the deferred tax asset, with a corresponding charge to deferred tax expense for the year ended February 28, 1997. In fiscal


                                     -F10-

1998, the valuation allowance was increased to the full value of the deferred tax asset, resulting in an additional charge to deferred tax expense of $701,000 for the year ended February 28, 1998. If future profit levels exceed current expectations, and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of approximately $8 million to deferred tax expense for fiscal 1998, fiscal 1997 and fiscal 1996, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in 1990.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):


                                                    FISCAL           FISCAL           FISCAL
                                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                  FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,
                                                     1998             1997             1996
                                                  ------------     ------------     ------------
Current tax expense (benefit) ...............     $   315           $    12         $  (115)
Current tax benefit from utilization of
  net operating tax loss carryforwards ......        (299)               --              --
                                                  -------           -------         -------
                                                       16                12            (115)
Increase in valuation allowance
  of the deferred tax asset .................         701             4,854           2,482
Deferred tax expense (benefit) ..............         299            (1,768)           (482)
                                                  -------           -------         -------
Income tax expense ..........................     $ 1,016           $ 3,098         $ 1,885
                                                  =======           =======         =======

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

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                                 FISCAL           FISCAL            FISCAL
                                                YEAR ENDED       YEAR ENDED        YEAR ENDED
                                               FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 29,
                                                   1998            1997              1996
                                               -------------    ------------      ------------
Tax expense (benefit) at the U.S.
  federal statutory rate .................     $   207           $(1,925)         $  (734)
State income tax expense (benefit),
  net of refunds and federal benefit .....          11                 7              (75)
Increase in deferred tax asset
  valuation allowance ....................         701             4,854            2,482
Non-deductible costs .....................          97               162              212
                                               -------           -------          -------
    Income tax expense ...................     $ 1,016           $ 3,098          $ 1,885
                                               =======           =======          =======


                                     -F11-

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 28, 1998 expire as follows (in thousands):

Fiscal
------
2002 ..........................       $  12,000
2003 ..........................          52,000
2004 ..........................          22,000
2005 ..........................          49,000
2006 ..........................          13,000
2011...........................           1,000
2012...........................           2,000
2013 ..........................           3,000
                                       --------
                                       $154,000
                                       ========


7. DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to an unrelated company, Retail Acquisition Corp. ("RAC") in September 1990 when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of these liabilities. Subsequently, RAC was forced into bankruptcy, and in fiscal 1993, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

         The Creditor Notes, which are non-interest bearing, are payable in equal annual installments through July 1998. The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $34,000, $56,000 and $76,000 is included in results of continuing operations for fiscal 1998, 1997 and 1996, respectively.

         The accompanying statements of operations and cash flows reflect any income or loss associated with the disposal of the former Retail Division as discontinued operations.


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

         The Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries, and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. In fiscal 1997, the plan was increased by 150,000 shares, and in fiscal 1998, the Board of Directors adopted an amendment to the plan whereby the maximum amount of shares issuable under the Omnibus Plan was increased by 450,000 shares. The options generally vest over a four year period and expire ten years from the date of the grant. None of these options have been exercised.

         The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. The plan provides that



                                     -F12-
on May 1 of each year, each non-employee director holding office on such date receives a fully-exercisable, fully vested, ten year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignation. None of these options have been exercised.

         In fiscal 1992, the Board of Directors granted ten year options to purchase 194,388 shares of Oakhurst's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the price of 49,984 of such options was reduced to $2.00 per share. These options are fully vested, will remain exercisable through 2001, and each employee's options expire upon such employee's resignation.

         As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. There would have been no effect on the Company's net earnings and earnings per share for fiscal 1998, 1997 and 1996 had the Company used the fair value method to determine compensation costs instead of the intrinsic value method.

         The following tables summarize the activity under the three plans:

                            Omnibus Plan (a)          Director's Plan (b)       Fiscal 1992 Grant
                          ----------------------    --------------------     ----------------------
                                         Price                   Price                     Price
                           Shares        Range      Shares       Range        Shares       Range
                          ---------   ----------    ------     ----------    --------    ----------
Outstanding at 2/95:      313,084     $2.00-3.88    24,000     $2.00-2.75     179,395    $2.00-2.75
Granted                   129,500     $1.25-2.00    24,000     $     3.38         --            --
Expired                        --             --    (6,000)    $2.75-3.38         --            --
                          --------    ----------   -------     ----------     -------    ----------
Outstanding at 2/96:      442,584     $1.25-3.88    42,000     $2.75-3.38     179,395    $2.00-2.75
Granted                    49,900     $1.16-1.25    15,000     $     1.22         --            --
Expired                   (21,850)    $1.25-3.88    (9.000)    $1.22-3.38     (29,992)   $     2.75
                          --------    ----------   -------     ----------     -------    ----------
Outstanding at 2/97:      470,634     $1.16-3.88    48,000     $1.22-3.38     149,400    $2.00-2.75
Granted                   466,600     $0.88-1.00    12,000     $     1.00         --            --
Expired                   (35,100)    $1.16-3.88    (3,000)    $     2.75     (20,827)   $     2.00
                          --------    ----------   -------     ----------     -------    ----------
Outstanding at 2/98:      902,134     $0.88-3.88    57,000     $1.00-3.38     128,573    $2.00-2.75
                          ========    ==========   =======     ==========     =======    ==========

(a) In fiscal 1996, 105,000 options outstanding were repriced to $2.00. Of the options granted in fiscal 1997, 100,000 vested over a one year period. Of the options granted in fiscal 1997, 49,500 were immediately exercisable. Of the options granted in fiscal 1998, 50,000 vest in May 1998 and 305,000 vest upon the earlier of the occurrence of certain defined achievements, a change of control of the Company, or the ninth anniversary of the grant date.

(b) In fiscal 1996, 49,984 options outstanding were repriced to $2.00 from $2.75.


         The following table summarizes information about stock options outstanding and exercisable at February 28, 1998:

                              Options outstanding             Options exercisable
                      ----------------------------------      -----------------------
                                   Weighted     Weighted                  Weighted
                                   average       average                   average
    Range of                      remaining     exercise                  exercise
  exercise price       Number     contractual    price          Number     price
    per share         of shares   life(years)   per share     of shares    per share
-----------------     ---------   -----------   ---------     ---------    ---------
$0.88 - $3.88          902,134        8.33         $1.50       429,309       $2.09
$1.00 - $3.38           57,000        7.49         $2.22        57,000       $2.22
$2.00 - $2.75          128,573        3.50         $2.58       128,573       $2.58
                     ---------                                 -------
                     1,087,707                                 614,882
                     =========                                 =======

         At February 28, 1997, options were exercisable for 600,917 shares at a weighted average exercise price of $2.25 per share. The corresponding amounts at February 29, 1996, were 476,351 and $2.57 per share, respectively.



                                     -F13-

9. EMPLOYEE PENSION PLAN

         Oakhurst and its subsidiaries maintain a defined contribution profit-sharing retirement plan ("the Plan") covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. Total plan related expense was approximately $60,000, $53,000 and $29,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.


10. LEASES

         The Company leases its subsidiaries' warehouses under operating leases which expire over the next five years. Generally, the leases are net leases that require payment by the Company of executory expenses such as real estate taxes, insurance, maintenance and other operating costs. The leases generally provide for renewal options. Certain of these leases were with related parties (see Note
15).

         Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

        Fiscal
        ------
          1999........................................   $ 627
          2000........................................     366
          2001........................................     247
          2002........................................     247
          2003........................................     206
                                                       -------
          Total future minimum rental payments          $1,693
                                                        ======

         Total rent expense for all operating leases amounted to approximately $402,000, $703,000 and $600,000 for fiscal 1998, 1997 and 1996, respectively.


11. COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined. The rights include payments ranging from six to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreement.

         In fiscal 1996, Oakhurst entered into employment agreements with certain senior executives of Oakhurst and Dowling's that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire between May 1998 and February 2001.

         Management is unaware of any other significant contingencies.


                                     -F14-

12.  MAJOR CUSTOMERS

         Sales to each of those major customers representing individually more than 10% of Oakhurst's consolidated sales were as follows (in thousands):


                           Fiscal Year Ended        Fiscal Year Ended       Fiscal Year Ended
                           February 28, 1998        February 28, 1997       February 29, 1996
                           ------------------       -------------------     -----------------
                                      % of                       % of                  % of
                           Sales  Total Sales       Sales   Total Sales     Sales  Total Sales
                           -----  -----------       -----   -----------     -----  -----------
         Customer "A"        --      --               --       --           $4,641    10%
         Customer "B"        --      --               --       --           $3,975     8%


         During the third quarter of fiscal 1996, customer A informed SCPI that it had decided to change its source of supply, and sales to this customer ended in January 1996.

         In fiscal 1996, one of SCPI's then-largest customers (customer B) filed for protection under the United States Bankruptcy Code and announced that it would close all its stores. The fiscal 1996 provision for doubtful accounts contains a write-off of approximately $150,000 relating to this customer.


13. ACQUISITION

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

         In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provides for aggregate payments of $315,000 over a three-year period that began in March 1996, and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75%, and the related asset is being amortized over the life of the agreement, which is ten years.

         The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):

         Fair value of assets acquired..................   $279
         Liabilities assumed............................     67
                                                           ----
            Net assets acquired.........................   $212
                                                           ====


14. CORPORATE REORGANIZATION

         Under the merger (see Note 1), SCPI is required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as shall be necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI as of the end of fiscal 1997, 1996 and 1995 have not yet been completed. Management expects that the revaluations as of the end of fiscal 1997 and 1996, when complete, will result in a decrease in the valuation of SCPI because of changes in the business climate and SCPI's customer base that occurred primarily during fiscal 1996. Accordingly, Series A Preferred shares outstanding may be canceled once such valuations are complete.

                                     -F15-

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


15. RELATED PARTY TRANSACTIONS

         In fiscal 1994, H&H entered into a seven-year lease with Harold Garfinkel, the President and former owner of H&H, for the principal property from which it conducted its business. The purchaser of H&H assumed all future obligations under the lease effective as of July 1998. The lease required annual lease payments of $144,000. H&H paid Mr. Garfinkel $48,000 in fiscal 1998, and $144,000 in each of fiscal 1997 and 1996 under this lease.

         In fiscal 1995, Puma entered into a six-year lease with Anthony Puma, the former Chairman of Puma, currently a director of Oakhurst, for the facility from which it conducted its business. The purchaser of Puma assumed all future obligations under the lease effective as of May 1998. The lease required minimum annual lease payments of approximately $80,000. Puma paid Mr. Puma approximately $20,000 in fiscal 1998, and $80,000 in each of fiscal 1997 and 1996 under this lease.

         In fiscal 1998, Oakhurst sold Puma to Anthony Puma, a director of Oakhurst (see Note 2).


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Dollar amounts in thousands, except per share data)

FISCAL 1998                                       FIRST           ECOND           THIRD            FOURTH
-----------                                    ----------      -----------     -----------      -----------
Sales ...................................      $    8,291      $     9,336     $     7,880      $     6,800
Gross profit ............................           1,492            1,938           1,431            1,327
Net (loss) income .......................            (315)              97            (330)             140

Basic and diluted per share amounts:
   Net (loss) income ....................      $     (.10)     $       .03     $      (.10)     $       .04
Average number of shares outstanding ....       3,203,611        3,207,053       3,207,053        3,211,532


FISCAL 1997                                       FIRST          SECOND            THIRD           FOURTH
-----------                                    ----------      -----------      -----------      -----------
Sales ...................................      $   10,892      $    11,454      $    10,247      $     9,335
Gross profit ............................           2,412            2,577            2,221            2,259
Net loss ................................            (471)            (432)            (587)          (7,271)

Basic and diluted per share amounts:
  Net loss ..............................      $     (.15)     $      (.13)     $      (.18)     $     (2.27)
Average number of shares outstanding ....       3,197,183        3,201,144        3,201,144        3,201,144



         SCPI sold its real estate in December 1997, and accordingly, recorded a pre-tax gain of approximately $1.8 million in the fourth quarter of fiscal 1998 in connection with the sale. The results for the fourth quarter of fiscal 1998 also include a deferred tax charge of approximately $1 million, of which $701,000 related to an increase in the valuation allowance of the deferred tax asset (see Note 6).

                                     -F16-

         The net loss in the fourth quarter of fiscal 1997 was primarily caused by two factors. As of the end of fiscal 1998, Oakhurst's Board of Directors had made the decision to dispose of H&H and Puma, and because there was no net realizable value relative to such subsidiaries, the results for fiscal 1997 include a charge of approximately $3.5 related to the disposal of such subsidiaries, principally representing the net effect of the write- off of the net assets of the subsidiaries and the related excess of costs over net assets acquired attributable to these subsidiaries. In addition, the results for the fourth quarter of fiscal 1997 include a net deferred income tax charge of approximately $3.1 million relating to an increase in the valuation allowance of the deferred tax asset.



                                     -F17-

                                                                     SCHEDULE II

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                      COLUMN B                  COLUMN C                   COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT    CHARGES TO         CHARGES TO                            BALANCE
                                               BEGINNING        COSTS          OTHER ACCOUNTS      DEDUCTIONS           AT END
                 DESCRIPTION                   OF PERIOD     AND EXPENSES        -DESCRIBE         - DESCRIBE         OF PERIOD
===================================================================================================================================
Allowance for doubtful accounts deducted from trade accounts receivable:

Years ended:
       February 28, 1998.................   $          555    $       165       $          --      $       259 (A)  $           461
                                               ===========     ==========        ============       ==========       ==============
       February 28, 1997.................   $          558    $       102       $          --      $       105 (A)  $           555
                                               ===========     ==========        ============       ==========       ==============
       February 29, 1996.................   $          282    $       610       $          --      $       334 (A)  $           558
                                               ===========     ==========        ============       ==========       ==============





(A)  Amounts were deemed uncollectible.





                                     -F18-

                                 EXHIBIT INDEX


Exhibit No.       Description
----------        -----------
   2.1 Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc.).

   3.1         Restated and Amended Certificate of Incorporation (filed as
               Exhibit 3 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended August 31, 1996).

   3.2         By-laws - as amended through January 13, 1998 - filed herewith.

   4.1         Agreement and Plan of Merger dated as of May 20, 1991 (see
               Exhibit 2, above).

   4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 - filed herewith.

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

  10.3 Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service Company, Inc. by Oakhurst Capital, Inc., also containing employment agreements with Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended August 27,
               1994).

  10.4 Lease agreements by and between James Dowling and Dowling's Fleet Service Company, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
               1995).

 *10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 *10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

  10.7 Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

   10.8 Open-End Mortgage between Steel City Products, Inc. and FINOVA Capital Corporation dated March 28, 1996 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

   10.9 Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 *10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
               1997).

 *10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

 *10.12 Employment Agreement between Laurence D. Finman and Oakhurst Management Co., dated as of March 1, 1996 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.13 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.14 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.15 Stock Purchase and Sale Agreement between Anthony N. Puma, Puma Products, Inc. and Oakhurst Company, Inc., dated as of June 10, 1997 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.16 Stock Purchase and Sale Agreement between James Stein, H&H Distributors, Inc. and Oakhurst Company, Inc., dated as of July 14, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the first quarter ended May 31, 1997).

  10.17 Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the second quarter ended August 31, 1997).

  10.18 Second and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively - filed herewith.

  10.19 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of - filed herewith.

  11 Statement of re-computation of per-share earnings - filed herewith.

  21           Subsidiaries at February 28, 1998:

                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Company, Inc. - New York Oakhurst Management Corporation - Texas

  23           Consent of Deloitte & Touche LLP - filed herewith.

  27 Financial Data Schedule (EDGAR transmission only) - filed herewith.

----------
*    Management contract or compensatory plan or arrangement.