Form 10-Q
period 1998-05-31
OAKHURST CO INC
filed 1998-07-15
CIK 874238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: May 31, 1998
                                ------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  25-1655321
    ------------------------                       -------------------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 1, 1998, 3,212,962 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES



Consolidated Balance Sheets at May 31, 1998 (unaudited)
 and February 28, 1997 ..............................................................     3


Consolidated Statements of Operations for the three month periods ended May 31,
  1998 and May 31, 1997 (unaudited) .................................................     4


Consolidated Statement of Stockholders' Equity for the three months
  ended May 31, 1998 (unaudited) ....................................................     5


Consolidated Statements of Cash Flows for the three month periods ended May 31,
  1998 and May 31, 1997 (unaudited) .................................................     6



Notes to Financial Statements (unaudited) ...........................................     7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                   ASSETS                                                   MAY 31,         FEBRUARY 28,
                                                                                              1998              1998
                                                                                          ------------      ------------
                                                                                          (Unaudited)
Current assets:
    Cash ............................................................................     $         96      $         47
    Trade accounts receivable, less allowance of $429 and $461,respectively .........            4,249             4,026
    Other receivables ...............................................................              240               223
    Inventories .....................................................................            5,371             6,167
    Other ...........................................................................              141               226
                                                                                          ------------      ------------
                    Total current assets ............................................           10,097            10,689
                                                                                          ------------      ------------

Property and equipment, at cost .....................................................            1,847             1,782
    Less accumulated depreciation ...................................................           (1,166)           (1,098)
                                                                                          ------------      ------------
                                                                                                   681               684
                                                                                          ------------      ------------


Excess of cost over net assets acquired, net ........................................            2,226             2,275
Other assets ........................................................................              371               383
                                                                                          ------------      ------------
                                                                                                 2,597             2,658
                                                                                          ------------      ------------

                                                                                          $     13,375      $     14,031
                                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................................     $      5,515      $      6,392
    Accrued compensation ............................................................              473               519
    Current maturities of long-term obligations .....................................              632               646
    Current maturities of long-term obligations, related parties ....................               88                88
    Accrued interest ................................................................               82                76
    Other accrued expenses ..........................................................              165               249
                                                                                          ------------      ------------
                    Total current liabilities .......................................            6,955             7,970
                                                                                          ------------      ------------

Long-term obligations:
    Long-term debt ..................................................................            4,797             4,058
    Long-term debt, related parties .................................................              176               198
    Other long-term obligations .....................................................               58                62
                                                                                          ------------      ------------
                                                                                                 5,031             4,318
                                                                                          ------------      ------------

Commitments and contingencies........................................................

Stockholders' equity:
    Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ......               --                --
    Common stock, par value $0.01 per share; authorized 14,000,000
       shares; issued 3,212,962 and 3,207,053 shares, respectively ..................               32                32
    Additional paid-in capital ......................................................           46,540            46,535
    Deficit (Reorganized on August 26, 1989) ........................................          (45,182)          (44,823)
    Treasury stock, at cost, 207 common shares ......................................               (1)               (1)
                                                                                          ------------      ------------
                    Total stockholders' equity ......................................            1,389             1,743
                                                                                          ------------      ------------
                                                                                          $     13,375      $     14,031
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                                          THREE MONTHS      THREE MONTHS
                                                                                             ENDED             ENDED
                                                                                            MAY 31,            MAY 31,
                                                                                              1998              1997
                                                                                          ------------      ------------
Sales ...............................................................................     $      8,010      $      8,291
Other income ........................................................................               32                19
                                                                                          ------------      ------------
                                                                                                 8,042             8,310
                                                                                          ------------      ------------

Cost of goods sold, including occupancy and
   buying expenses ..................................................................            6,576             6,799
Operating, selling and administrative expenses ......................................            1,624             1,567
Provision for doubtful accounts .....................................................               10                19
Amortization of excess of cost over net assets acquired .............................               49                49
Interest expense ....................................................................              137               178
Other ...............................................................................               --                12

                                                                                          ------------      ------------
                                                                                                 8,396             8,624
                                                                                          ------------      ------------

Net loss before income taxes ........................................................             (354)             (314)

Income tax expense ..................................................................               (5)               (1)

                                                                                          ------------      ------------

Net loss ............................................................................     $       (359)     $       (315)
                                                                                          ============      ============




Basic and diluted net loss per share ................................................     $      (0.11)     $      (0.10)
                                                                                          ============      ============

Weighted average number of shares outstanding used in
   computing basic and diluted per share amounts ....................................        3,208,936         3,203,611
                                                                                          ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MAY 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)




                                           COMMON STOCK             ADDITIONAL      RETAINED            TREASURY STOCK
                                     --------------------------      PAID-IN        EARNINGS       -------------------------
                                       SHARES        PAR VALUE       CAPITAL       (DEFICIT)         SHARES          COST
                                     ----------      ----------     ----------     ----------      ----------     ----------
Balances, February 28, 1998 ....      3,207,053      $       32     $   46,535     $  (44,823)            207     $       (1)



Net loss for the period ........                                                         (359)


Stock award ....................          5,909              *              5



                                     ----------      ----------     ----------     ----------      ----------     ----------
Balances, May 31, 1998 .........      3,212,962      $       32     $   46,540     $  (45,182)            207     $       (1)
                                     ==========      ==========     ==========     ==========      ==========     ==========



* Rounds to less than one thousand


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)




                                                                     THREE MONTHS    THREE MONTHS
                                                                         ENDED          ENDED
                                                                        MAY 31,         MAY 31,
                                                                         1998            1997
                                                                      ----------      ----------
Cash flows from operating activities:
   Net loss .....................................................     $     (359)     $     (315)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization ............................            137             172
       Loss on retirement of assets .............................             --               3
       Stock awards .............................................              5               6
   Other changes in operating assets and liabilities:
       Accounts receivable ......................................           (223)           (623)
       Inventories ..............................................            796             113
       Accounts payable .........................................           (877)            433
       Other .....................................................           (71)           (302)
                                                                      ----------      ----------
Net cash used in operating activities of:
   Continuing operations ........................................           (592)           (513)
   Discontinued retail operations ...............................              6              10
                                                                      ----------      ----------
Net cash used in operating activities ...........................           (586)           (503)
                                                                      ----------      ----------

Cash flows from investing activities:
   Additions to property and equipment ..........................            (65)             --
   Other ........................................................              1              --
                                                                      ----------      ----------
Net cash used in investing activities ...........................            (64)             --
                                                                      ----------      ----------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement ..............            754             735
   Principal payments on long-term obligations ..................            (55)           (116)
                                                                      ----------      ----------
Net cash provided by financing activities .......................            699             619
                                                                      ----------      ----------

Net increase in cash ............................................             49             116
Cash at beginning of period .....................................             47              39
                                                                      ----------      ----------
Cash at end of period ...........................................     $       96      $      155
                                                                      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1998



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

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 1998 ("fiscal 1998") as filed in the Company's Annual Report on Form 10-K.


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in the first quarter ended May 31, 1998 (unaudited) and the adoption did not have a material impact on the Company's disclosures in its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $154 million of net operating loss carry-forwards) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

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

         At May 31, 1998, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which includes borrowings of approximately $4.8 million under a revolving credit facility (the "Revolver"), (ii) debt aggregating $354,000 in connection with Oakhurst's acquisition of Dowling's and Dowling's acquisition of G&O Sales Company ("G&O"), and (iii) notes payable with outstanding principal balances aggregating approximately $522,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At May 31, 1998, the borrowing base under the Revolver was $5.5 million. In fiscal 1998, the Revolver was extended to April 1999, and provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margins.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At May 31, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 COMPARED WITH THREE MONTHS ENDED MAY 31, 1997

         Consolidated sales in the current year first quarter decreased by approximately $281,000, or by 3.4% when compared with the prior year. Sales by Dowling's increased by approximately $15,000, and sales by SCPI decreased by approximately $296,000. Sales to existing automotive customers decreased by approximately $580,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. The prior year first quarter also included sales of approximately $117,000 relating to the "Wing-tech" division that was sold in that quarter. Partially offsetting these decreases were sales to new automotive customers of approximately $210,000, and increases of $189,000 in sales of non-food pet supplies. The increase in sales of non-food pet supplies resulted from expanded sales to existing pet supply customers, together with sales of $90,000 to new pet supply customers recently added.

         Gross profits were $1.4 million, or 17.9% of sales, in the current year period compared with $1.5 million, or 18.0% of sales, in the prior year period. The decrease in gross profits of $58,000 resulted primarily from the lower sales levels at SCPI.

         Operating, selling and administrative expenses increased by $57,000 when compared to the prior year, due primarily to higher operating costs at Dowling's.

         Interest expense decreased by $41,000 when compared to the prior year, due primarily to SCPI's repayment of a term loan in December 1997.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 *10.1     Robert M. Davies Employment Agreement dated March 1,
                           1998.

                 *10.2     Bernard H. Frank Employment Agreement dated April
                           1, 1998.

                  27.      Financial Data Schedule (EDGAR transmission only).



          ----------
          *  Management contract or compensatory plan or arrangement


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OAKHURST COMPANY, INC.


Date:    July 10, 1998               By: /s/ Robert M. Davies
                                        ----------------------------------
                                        Mr. Robert M. Davies
                                        Chief Executive Officer


Date:    July 10, 1998               By: /s/ Mark Auerbach
                                        -----------------------------------
                                        Mr. Mark Auerbach
                                        Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
*10.1    Robert M. Davies Employment Agreement dated March 1, 1998.

*10.2    Bernard H. Frank Employment Agreement dated April 1, 1998.

27.      Financial Data Schedule (EDGAR transmission only).


----------
*  Management contract or compensatory plan or arrangement