Form 10-Q
period 1998-08-31
OAKHURST CO INC
filed 1998-10-15
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 1998
                                ---------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   25-1655321
     ------------------------                        ------------------
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

             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


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

         As of October 1, 1998, 3,212,962 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES



Consolidated Balance Sheets at August 31, 1998 (unaudited)
 and February 28, 1998 ...................................................................3


Consolidated Statements of Operations for the three month periods ended
  August 31, 1998 and August 31, 1997 (unaudited) ........................................4


Consolidated Statements of Operations for the six month periods ended
  August 31, 1998 and August 31, 1997 (unaudited) ........................................5


Consolidated Statement of Stockholders' Equity for the six months ended August 31, 1998 (unaudited) ......................................................6


Consolidated Statements of Cash Flows for the six month periods ended
  August 31, 1998 and August 31, 1997 (unaudited) ........................................7


Notes to Financial Statements (unaudited) ................................................8

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                       ASSETS                                                    AUGUST 31,  FEBRUARY 28,
                                                                                                    1998        1998
                                                                                                 ----------  ------------
                                                                                                 (Unaudited)
Current assets:
  Cash ......................................................................................     $    160      $     47
  Trade accounts receivable, less allowance of $482 and $461,respectively ...................        4,153         4,026
  Other receivables .........................................................................          243           223
  Inventories ...............................................................................        5,479         6,167
  Other .....................................................................................          286           226
                                                                                                  --------      --------
            Total current assets ............................................................       10,321        10,689
                                                                                                  --------      --------

Property and equipment, at cost .............................................................        1,916         1,782
  Less accumulated depreciation .............................................................       (1,234)       (1,098)
                                                                                                  --------      --------
                                                                                                       682           684
                                                                                                  --------      --------

Excess of cost over net assets acquired, net ................................................        2,178         2,275
Other assets ................................................................................          357           383
                                                                                                  --------      --------
                                                                                                     2,535         2,658
                                                                                                  --------      --------
                                                                                                  $ 13,538      $ 14,031
                                                                                                  ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................................     $  6,074      $  6,392
  Accrued compensation ......................................................................          519           519
  Current maturities of long-term obligations ...............................................          428           646
  Current maturities of long-term obligations, related parties ..............................           88            88
  Accrued interest ..........................................................................           61            76
  Other accrued expenses ....................................................................          194           249
                                                                                                  --------      --------
            Total current liabilities .......................................................        7,364         7,970
                                                                                                  --------      --------

Long-term obligations:
  Long-term debt ............................................................................        4,740         4,058
  Long-term debt, related parties ...........................................................          154           198
  Other long-term obligations ...............................................................           53            62
                                                                                                  --------      --------
                                                                                                     4,947         4,318
                                                                                                  --------      --------

Commitments and contingencies ...............................................................

Stockholders' equity:
  Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ................           --            --
  Common stock, par value $0.01 per share; authorized 14,000,000
     shares; issued 3,212,962 and 3,207,053 shares, respectively ............................           32            32
  Additional paid-in capital ................................................................       46,540        46,535
  Deficit (Reorganized on August 26, 1989) ..................................................      (45,344)      (44,823)
  Treasury stock, at cost, 207 common shares ................................................           (1)           (1)
                                                                                                  --------      --------
            Total stockholders' equity ......................................................        1,227         1,743
                                                                                                  --------      --------
                                                                                                  $ 13,538      $ 14,031
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                                           THREE MONTHS     THREE MONTHS
                                                               ENDED           ENDED
                                                             AUGUST 31,      AUGUST 31,
                                                               1998             1997
                                                           ------------     ------------
Sales ...................................................   $     8,946      $     9,336
Other income ............................................           125               86
                                                           ------------     ------------
                                                                  9,071            9,422
                                                           ------------     ------------

Cost of goods sold, including occupancy and
  buying expenses .......................................         7,338            7,398
Operating, selling and administrative expenses ..........         1,660            1,666
Provision for doubtful accounts .........................            48               35
Amortization of excess of cost over net assets acquired..            49               50
Interest expense ........................................           137              168
                                                           ------------     ------------
                                                                  9,232            9,317
                                                           ------------     ------------

Net (loss) income before income taxes ...................          (161)             105

Income tax expense ......................................            --               (8)
                                                           ------------     ------------

Net (loss) income .......................................   $      (161)     $        97
                                                            ===========      ===========



Basic and diluted net (loss) income per share ...........   $     (0.05)     $      0.03
                                                            ===========      ===========
Weighted average number of shares outstanding
  used in computing per share amount ....................     3,212,962        3,207,053
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

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                                             SIX MONTHS       SIX MONTHS
                                                               ENDED            ENDED
                                                             AUGUST 31,       AUGUST 31,
                                                                1998             1997
                                                            -----------      -----------
Sales .................................................     $    16,956      $    17,627
Other income ..........................................             157              105
                                                            -----------      -----------
                                                                 17,113           17,732
                                                            -----------      -----------

Cost of goods sold, including occupancy and
  buying expenses .....................................          13,915           14,197
Operating, selling and administrative expenses ........           3,285            3,244
Provision for doubtful accounts .......................              58               55
Amortization of excess of cost over net
  assets acquired .....................................              97               99
Interest expense ......................................             273              346
                                                            -----------      -----------
                                                                 17,628           17,941
                                                            -----------      -----------

Net loss before income taxes ..........................            (515)            (209)

Income tax expense ....................................              (6)              (9)
                                                            -----------      -----------

Net loss ..............................................     $      (521)     $      (218)
                                                            ===========      ===========



Basic and diluted net loss per share ..................     $     (0.16)     $     (0.07)
                                                            ===========      ===========

Weighted average number of shares outstanding
  used in computing per share amount ..................       3,210,982        3,205,365
                                                            ===========      ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)



                                                  COMMON STOCK       ADDITIONAL  RETAINED    TREASURY STOCK
                                             ---------------------    PAID-IN    EARNINGS    --------------
                                               SHARES    PAR VALUE    CAPITAL    (DEFICIT)   SHARES    COST
                                             ---------   ---------   ----------  ---------   ------    ----
Balances, February 28, 1998...........       3,207,053         $32   $   46,535  $ (44,823)     207    $ (1)



Net loss for the period...............                                                (521)


Stock award...........................           5,909           *            5


                                             ---------         ---   ----------  ---------   ------    ----
Balances, August 31, 1998.............       3,212,962         $32   $   46,540  $ (45,344)     207    $ (1)
                                             =========         ===   ==========  =========   ======    ====


*Rounds to less than one thousand


                  The accompanying notes are an integral part of these consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)


                                                           SIX MONTHS    SIX MONTHS
                                                             ENDED         ENDED
                                                           AUGUST 31,    AUGUST 31,
                                                              1998         1997
                                                           ----------    ----------
Cash flows from operating activities:
  Net loss ...............................................  $  (521)     $  (218)
  Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
    Depreciation and amortization ........................      271          344
    Deferred tax expense .................................       --           --
    Loss on retirement of assets .........................       --            6
    Stock awards .........................................        5            6
  Other changes in operating assets and liabilities:
    Accounts receivable ..................................     (127)        (502)
    Inventories ..........................................      688         (732)
    Accounts payable .....................................     (318)       1,655
    Other ................................................     (151)         (69)
                                                            -------      -------
Net cash (used in) provided by operating activities of:
  Continuing operations ..................................     (153)         490
  Discontinued operations ................................     (180)        (286)
                                                            -------      -------
Net cash (used in) provided by operating activities ......     (333)         204
                                                            -------      -------
Cash flows from investing activities:
  Additions to property and equipment ....................     (134)         (58)
                                                            -------      -------
Net cash used in investing activities ....................     (134)         (58)
                                                            -------      -------
Cash flows from financing activities:
  Net borrowings under revolving credit agreement ........      687          193
  Repayment of note payable ..............................       --         (105)
  Principal payments on long-term obligations ............     (107)        (233)
                                                            -------      -------
Net cash provided by (used in) financing activities ......      580         (145)
                                                            -------      -------
Net increase in cash and cash equivalents ................      113            1
Cash and cash equivalents at beginning of period .........       47           39
                                                            -------      -------
Cash and cash equivalents at end of period ...............  $   160      $    40
                                                            =======      =======



                  The accompanying notes are an integral part of these consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1998



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


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter ended May 31, 1998 (unaudited) and the adoption did not have a material impact on the Company's disclosures in its consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in July 1991, in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $155 million of net operating loss carry-forwards) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

         Oakhurst, through its subsidiaries, is primarily a distributor of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and of non-food pet supplies to independent retailers from a facility in McKeesport, Pennsylvania. Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products.

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

         At August 31, 1998, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which includes borrowings of approximately $4.7 million under a revolving credit facility (the "Revolver"), (ii) debt aggregating $307,000 in connection with Oakhurst's acquisition of Dowling's and Dowling's acquisition of G&O Sales Company ("G&O"), and (iii) notes payable with outstanding principal balances aggregating approximately $353,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At August 31, 1998, the borrowing base under the Revolver was $5.4 million. In fiscal 1998, the Revolver was extended to April 1999, and provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margins.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At August 31, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1997

         Consolidated sales in the second quarter of the current year decreased by $390,000, or by 4.2% when compared with the prior year. Sales by SCPI increased by approximately $250,000, and sales by Dowling's decreased by approximately $640,000. SCPI's increase in sales was attributable primarily to the addition of new automotive and pet supply customers. The decrease in sales by Dowling's was principally caused by comparatively mild summer temperatures in Dowling's markets that resulted in fewer radiator and condenser failures in the second quarter of the current year.

         Other income in the second quarter of the current year increased by $39,000 largely due to increased SCPI auto show revenues that resulted from greater vendor participation in the current year show.

         Gross profits were $1.6 million, or 18% of sales, in the second quarter of the current year compared with $1.9 million, or 20.8% of sales, in the prior year period. The reduction in profits was caused by lower net levels of sales, a decrease in gross margin at SCPI and higher buying and occupancy expenses of approximately $70,000. The decrease in gross margin, resulting in reduced profits of $134,000, was largely attributable to several sales promotions by SCPI during the quarter. The higher buying and occupancy expenses resulted from increases in certain costs at Dowling's, and from increased costs related to SCPI operating from rented facilities in the current year, while in the prior year SCPI's operations were conducted from an owned warehouse that was sold in December 1997.

         Interest expense decreased by $31,000 when compared to the prior year, due primarily to SCPI's repayment of a term loan in December 1997.

SIX MONTHS ENDED AUGUST 31, 1998 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1997

         Consolidated sales in the current year period decreased by $671,000, or by 3.8% when compared with the prior year period. Sales by SCPI decreased by $46,000, and sales by Dowling's decreased by approximately $625,000. Sales to existing automotive customers decreased by approximately $590,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. The prior year first quarter also included sales of approximately $117,000 relating to the "Wing-tech" division that was sold in that quarter. Partially offsetting these decreases were sales to new automotive customers of approximately $326,000, and increases of $335,000 in sales of non-food pet supplies. The increase in sales of non-food pet supplies resulted from expanded sales to existing pet supply customers, together with sales of $230,000 to new pet supply customers recently added. The decrease in sales by Dowling's was principally caused by comparatively mild summer temperatures in Dowling's markets that resulted in fewer radiator and condenser failures in the current year.

         Gross profits were $3 million, or 17.9% of sales, in the current year period compared with $3.4 million, or 19.5% of sales, in the prior year period. The decrease in gross profits of $389,000 resulted from the lower levels of sales, a reduction in gross margin at SCPI, and increased buying and occupancy expenses of $97,000. The decrease in SCPI's gross margin, resulting in fewer profits of $131,000, was largely attributable to several sales promotions during the quarter. The higher buying and occupancy expenses resulted from increases in certain costs at Dowling's, and from increased costs related to SCPI operating from rented facilities in the current year, while in the prior year SCPI's operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses increased by $41,000 when compared to the prior year, due primarily to higher operating costs at Dowling's.

         Interest expense decreased by $73,000 when compared to the prior year, due primarily to SCPI's repayment of a term loan in December 1997.

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


                                         OAKHURST COMPANY, INC.


Date: October 12, 1998                   By: /s/ Robert M. Davies
                                             -----------------------------------
                                             Mr. Robert M. Davies
                                             Chief Executive Officer


Date: October 12, 1998                   By: /s/ Mark Auerbach
                                             -----------------------------------
                                             Mr. Mark Auerbach
                                             Chief Financial Officer

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
  27.          Financial Data Schedule