Form 10-Q
period 1998-11-30
OAKHURST CO INC
filed 1999-01-14
CIK 874238

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: November 30, 1998

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


            -------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

         As of January 5, 1999, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES


Consolidated Balance Sheets at November 30, 1998 (unaudited)
 and February 28, 1998.................................................................         3


Consolidated Statements of Operations for the three month periods ended
 November 30, 1998 and November 30, 1997 (unaudited)...................................         4


Consolidated Statements of Operations for the nine month periods ended
 November 30, 1998 and November 30, 1997 (unaudited)...................................         5


Consolidated Statement of Stockholders' Equity for the nine months
  ended November 30, 1998 (unaudited) .................................................         6


Consolidated Statements of Cash Flows for the nine month periods
  ended November 30, 1998 and November 30, 1997 (unaudited)............................         7


Notes to Financial Statements (unaudited)..............................................         8

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                   ASSETS                                 NOVEMBER 30,     FEBRUARY 28,
                                                                                             1998              1998
                                                                                         ------------      ------------
                                                                                         (Unaudited)

Current assets:
     Cash ..........................................................................     $        417      $         47
     Trade accounts receivable, less allowance of $416 and $461,respectively .......            3,376             4,026
     Other receivables .............................................................              227               223
     Inventories ...................................................................            4,724             6,167
     Other .........................................................................              144               226
                                                                                         ------------      ------------
                       Total current assets ........................................            8,888            10,689
                                                                                         ------------      ------------

Property and equipment, at cost ....................................................            2,028             1,782
     Less accumulated depreciation .................................................           (1,273)           (1,098)
                                                                                         ------------      ------------
                                                                                                  755               684
                                                                                         ------------      ------------


Excess of cost over net assets acquired, net .......................................            2,129             2,275
Other assets .......................................................................              340               383
                                                                                         ------------      ------------
                                                                                                2,469             2,658
                                                                                         ------------      ------------

                                                                                         $     12,112      $     14,031
                                                                                         ============      ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................     $      5,462      $      6,392
     Accrued compensation ..........................................................              453               519
     Current maturities of long-term obligations ...................................              322               646
     Current maturities of long-term obligations, related parties ..................               88                88
     Accrued interest ..............................................................               45                76
     Other accrued expenses ........................................................              192               249

                                                                                         ------------      ------------
                       Total current liabilities ...................................            6,562             7,970
                                                                                         ------------      ------------

Long-term obligations:
     Long-term debt ................................................................            4,162             4,058
     Long-term debt, related parties ...............................................              132               198
     Other long-term obligations ...................................................              181                62
                                                                                         ------------      ------------
                                                                                                4,475             4,318
                                                                                         ------------      ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ....               --                --
     Common stock, par value $0.01 per share; authorized 14,000,000
        shares; issued 3,212,962 and 3,207,053 shares, respectively ................               32                32
     Additional paid-in capital ....................................................           46,540            46,535
     Deficit (Reorganized on August 26, 1989) ......................................          (45,496)          (44,823)
     Treasury stock, at cost, 207 common shares ....................................               (1)               (1)
                                                                                         ------------      ------------
                       Total stockholders' equity ..................................            1,075             1,743
                                                                                         ------------      ------------
                                                                                         $     12,112      $     14,031
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)






                                                                     THREE MONTHS      THREE MONTHS
                                                                         ENDED             ENDED
                                                                      NOVEMBER 30,      NOVEMBER 30,
                                                                          1998              1997
                                                                      ------------      ------------


Sales ...........................................................     $      7,554      $      7,880
Other income ....................................................               79                51
                                                                      ------------      ------------
                                                                             7,633             7,931
                                                                      ------------      ------------

Cost of goods sold, including occupancy and
   buying expenses ..............................................            6,174             6,449
Operating, selling and administrative expenses ..................            1,414             1,521
Provision for doubtful accounts .................................               28                74
Amortization of excess of cost over net assets acquired .........               49                46
Interest expense ................................................              123               165

                                                                      ------------      ------------
                                                                             7,788             8,255
                                                                      ------------      ------------

Net loss before income taxes ....................................             (155)             (324)

Income tax benefit (expense) ....................................                3                (6)

                                                                      ------------      ------------

Net loss ........................................................     $       (152)     $       (330)
                                                                      ============      ============



Basic and diluted net loss per share attributable to common
     stockholders ...............................................     $      (0.05)     $      (0.10)
                                                                      ============      ============

Weighted average number of shares outstanding
   used in computing per share amount ...........................        3,212,962         3,207,053
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)






                                                                      NINE MONTHS      NINE MONTHS
                                                                         ENDED             ENDED
                                                                      NOVEMBER 30,      NOVEMBER 30,
                                                                          1998              1997
                                                                      ------------      ------------

Sales ...........................................................     $     24,510      $     25,507
Other income ....................................................              236               156
                                                                      ------------      ------------
                                                                            24,746            25,663
                                                                      ------------      ------------

Cost of goods sold, including occupancy and
   buying expenses ..............................................           20,088            20,646
Operating, selling and administrative expenses ..................            4,693             4,764
Provision for doubtful accounts .................................               92               129
Amortization of excess of cost over net assets acquired .........              146               145
Interest expense ................................................              397               512

                                                                      ------------      ------------
                                                                            25,416            26,196
                                                                      ------------      ------------

Net loss before income taxes ....................................             (670)             (533)

Income tax expense ..............................................               (3)              (15)

                                                                      ------------      ------------

Net loss ........................................................     $       (673)     $       (548)
                                                                      ============      ============



Basic and diluted net loss per share attributable to common
    stockholders ................................................     $      (0.21)     $      (0.17)
                                                                      ============      ============

Weighted average number of shares outstanding
   used in computing per share amount ...........................        3,211,642         3,199,164
                                                                      ============      ============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED NOVEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)










                                             COMMON STOCK             ADDITIONAL      RETAINED           TREASURY STOCK
                                      --------------------------       PAID-IN        EARNINGS      -------------------------
                                        SHARES         PAR VALUE       CAPITAL       (DEFICIT)        SHARES          COST
                                      ----------       ---------     ----------     ----------      ----------     ----------

Balances, February 28, 1998 .....      3,207,053      $       32     $   46,535     $  (44,823)            207     $       (1)



Net loss for the period .........                                                         (673)


Stock award .....................          5,909               *              5


                                      ----------      ----------     ----------     ----------      ----------     ----------
Balances, November 30, 1998 .....      3,212,962      $       32     $   46,540     $  (45,496)            207     $       (1)
                                      ==========      ==========     ==========     ==========      ==========     ==========



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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)





                                                                 NINE MONTHS       NINE MONTHS
                                                                    ENDED             ENDED
                                                                 NOVEMBER 30,      NOVEMBER 30,
                                                                    1998              1997
                                                                 ------------      ------------
Cash flows from operating activities:
   Net loss ................................................     $       (673)     $       (548)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization .......................              391               497
       Loss on retirement of assets ........................                4                 9
       Stock awards ........................................                5                 6
   Other changes in operating assets and liabilities:
       Accounts receivable .................................              650               452)
       Inventories .........................................            1,443               649
       Accounts payable ....................................             (930)             (323)
       Other ...............................................              (57)              119
                                                                 ------------      ------------
Net cash provided by (used in) operating activities of:
   Continuing operations ...................................              833               (43)
   Discontinued operations .................................             (330)             (301)
                                                                 ------------      ------------
Net cash provided by (used in) operating activities ........              503              (344)
                                                                 ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment .....................             (135)             (106)
                                                                 ------------      ------------
Net cash used in investing activities ......................             (135)             (106)
                                                                 ------------      ------------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement .........               32             1,050
   Proceeds from issuance of long-term debt ................              132                --
   Repayment of note payable ...............................               --              (105)
   Principal payments on long-term obligations .............             (162)             (352)
   Deferred loan costs .....................................               --               (35)

                                                                 ------------      ------------
Net cash provided by financing activities ..................                2               558
                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents .......              370               108
Cash and cash equivalents at beginning of period ...........               47                39
                                                                 ------------      ------------
Cash and cash equivalents at end of period .................     $        417      $        147
                                                                 ============      ============


Supplemental schedule of non-cash investing and financing activities:
   Nine months ended November 30, 1998:
     Capital lease obligations of $131 were incurred in connection with leases of new equipment.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998



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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income.

         The Company has not yet determined the effects, if any, that SFAS No. 133 will have on the disclosures in its consolidated financial statements.

3.       SUBSEQUENT EVENT

         On December 30, 1998 Oakhurst issued approximately 1,730,000 shares of common stock to KTI, Inc. ("KTI"), for $865,000. In conjunction with the placement, Oakhurst entered into a secured, subordinated loan agreement pursuant to which KTI has committed to lend Oakhurst up to $17.0 million ("the KTI Loan Facility").

         Proceeds of the private placement, together with amounts drawn under the KTI Loan Facility are to be invested in Oakhurst Technology, Inc. ("OTI"), a newly-formed, wholly-owned subsidiary of Oakhurst. OTI will invest in businesses in the waste-to-energy and recycling sectors and the development of the crumb rubber industry.

         The first such investment will be made to upgrade and retrofit a 20 megawatt waste-to-energy facility in Ford Heights, Illinois, and provide working capital for the operation of that facility. As a result, OTI will acquire a 50% equity interest in the entity that owns the facility, New Heights Recovery & Power, LLC.


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

         Until the formation of its wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in December 1998, Oakhurst has been involved primarily in the distribution of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and of non-food pet supplies to independent retailers from a facility in McKeesport, Pennsylvania. Oakhurst's subsidiary, Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products.

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from the operations of its subsidiaries, Oakhurst's liquidity and financing requirements have been determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. Each subsidiary's working capital needs have varied primarily with the amount of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at SCPI, which from time to time grants extended payment terms to its customers for seasonal inventory build-ups, and the amount of credit extended by suppliers.

         At November 30, 1998, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), which includes borrowings of approximately $4.1 million under a revolving credit facility (the "Revolver"), (ii) debt aggregating $258,000 in connection with Oakhurst's acquisitions, and (iii) notes payable that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division.

         Oakhurst and its subsidiaries have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At November 30, 1998, the borrowing base under the Revolver was $4.5 million. In fiscal 1998, the Revolver was extended to April 1999, and it provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margins and assuming the continuation of normal levels of supplier credit.

         In December 1998, the Loan Agreement was amended to permit Oakhurst to enter into a secured, subordinated loan agreement pursuant to which KTI, Inc. ("KTI") has committed to lend up to $17.0 million ("the KTI Loan Facility"), in conjunction with the issuance by Oakhurst of approximately 1,730,000 shares of common stock to KTI for $865,000.

         Proceeds of the private placement, together with amounts drawn under the KTI Loan Facility are to be invested in OTI, a newly-formed, wholly-owned subsidiary of Oakhurst. OTI will invest in businesses in the waste-to-energy and recycling sectors and the development of the crumb rubber industry.

         The first such investment will be made to upgrade and retrofit a 20 megawatt waste-to-energy facility in Ford Heights, Illinois, and provide working capital for the operation of such facility. As a result, OTI will acquire a 50% equity interest in the entity that owns the facility, New Heights Recovery & Power, LLC ("New Heights").

         The New Heights facility was built in 1996 at a cost of about $110 million for the purpose of combusting waste rubber to produce electricity. Due to amendments to the Illinois Retail Rate Act, which repealed certain rate incentives to the facility, it was closed during start-up testing and the owner sought protection under federal bankruptcy laws. Pursuant to a Reorganization Plan that was confirmed by the bankruptcy court on December 15, 1998, the New Heights bondholders agreed to convert their $80 million in bonds and other claims into equity, and to grant 50% of such equity interest in New Heights to KTI or its affiliate, in return for a commitment to invest in and manage the project. KTI has designated OTI as its affiliate for these purposes and KTI Operations, a wholly-owned subsidiary of KTI, will manage the facility.

         The upgrading and retrofitting of the New Heights facility will include the use of KTI-patented cryogenic crumb rubber processing technology. Oakhurst expects that over time, subject to the receipt of the necessary permits, the New Heights facility will be developed as an environmental campus, for the processing and recycling of paper and other non-hazardous wastes in addition to waste rubber.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

         At November 30, 1998, there had been no material changes in the Company's financial condition from February 28, 1998, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1998.


MATERIAL CHANGES IN RESULTS OF OPERATIONS


THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1997

         Consolidated sales in the third quarter of the current year decreased by $327,000, or by 4.1% when compared with the prior year. Sales by SCPI decreased by approximately $101,000, and sales by Dowling's decreased by approximately $226,000. The decrease at SCPI was due primarily to lower sales to existing customers, resulting from competitive pressures faced by many smaller customers, and because some customers have changed buying practices to obtain products directly from the manufacturer. The sales decrease at Dowling's was due to continued mild weather resulting in fewer radiator and condenser failures, and by increased competition facing certain warehouses in the third quarter of the current year.

         Gross profits were $1.4 million, or 18.3% of sales, in the third quarter of the current year, a decrease of $51,000 compared with the prior year period. Decreases in gross profits due to the lower sales volume at both SCPI and Dowling's, together with higher buying and occupancy costs of $31,000 were largely offset by higher margins achieved by Dowling's.

         Operating, selling and administrative expenses in the third quarter of the current year decreased by $174,000 compared with the prior year period. Much of the decrease was due to reductions in operating and administrative expenses, which reflected the lower sales levels at Dowling's. Corporate overhead expenses were below prior year levels by $75,000, due largely to personnel and salary reductions, lower insurance costs, lower renewal fees associated with the Company's line of credit, and a reduction in other expenses.

         There was a reduction in the provision for doubtful accounts of $46,000 for the current year, due to an increase last year resulting from the bankruptcy of one of SCPI's customers.

         Interest expense decreased by $42,000 when compared to the prior year, due primarily to SCPI's repayment of a term loan in December 1997.

NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1997


         Consolidated sales in the current year period decreased by $997,000, or by 3.9% when compared with the prior year period. Sales by SCPI decreased by $147,000, and sales by Dowling's decreased by approximately $852,000.

         Sales by SCPI to existing automotive customers decreased by approximately $927,000, primarily as a result of competitive pressures encountered by certain of SCPI's customers, and because some customers have changed their buying practices to obtain certain product lines direct from the manufacturer. The prior year first quarter also included sales of approximately $117,000 relating to the "Wing-tech" division that was sold in that quarter. Partially offsetting these decreases were sales by SCPI to new automotive customers of approximately $431,000, and increases of $466,000 in sales of non-food pet supplies. The increase in sales of non-food pet supplies resulted from expanded sales by SCPI to existing pet supply customers, together with sales of $375,000 to new pet supply customers recently added.

         The decrease in sales by Dowling's was principally caused by comparatively mild summer and autumn temperatures in Dowling's markets that resulted in fewer radiator and condenser failures in the current year, combined with the effect of lower average selling prices for radiators.

         Gross profits were $4.4 million, or 18.0% of sales, in the current year period compared with $4.9 million, or 19.1% of sales, in the prior year period. The decrease in gross profits of $440,000 resulted from the lower levels of sales, a reduction in gross margin at SCPI, and increased buying and occupancy expenses of $128,000. The decrease in SCPI's gross margin, resulting in lower gross profits of $198,000, was largely attributable to several sales promotions during the second quarter. The higher buying and occupancy expenses resulted from increases in certain costs at Dowling's, and from increased costs related to SCPI operating from rented facilities in the current year, while in the prior year SCPI's operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses decreased by $131,000 when compared to the prior year, due primarily to lower operating expenses at Dowling's due to the lower sales volume, and to a reduction in corporate overheads.

         There was a reduction in the provision for doubtful accounts of $49,000 for the current year, due to an increase last year resulting from the bankruptcy of one of SCPI's customers.
 .
         Interest expense decreased by $115,000 when compared to the prior year, due primarily to SCPI's repayment of a term loan in December 1997.

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


         ------------


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OAKHURST COMPANY, INC.


Date:    January 8, 1999                  By:    /s/   Robert M. Davies
                                              ----------------------------------
                                              Robert M. Davies
                                              Chief Executive Officer


Date:    January 8, 1999                  By:    /s/   Maarten D. Hemsley
                                             -----------------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer

                               INDEX TO EXHIBITS



               EXHIBIT
               NUMBER     DESCRIPTION
               -------    -----------
                  27      Financial Data Schedule
