Form 10-Q/A
period 1998-08-31
OAKHURST CO INC
filed 1999-02-19
CIK 874238

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

3.       OTHER MATTERS

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical information technology and noninformation technology systems to determine compliance with the Year 2000 issue. It was determined that certain of SCPI's and Dowling's information technology systems were not Year 2000 compliant, and accordingly, management developed a Year 2000 plan to address these issues. The Year 2000 plan includes the complete replacement of SCPI's information technology system with an integrated system that is Year 2000 compliant, and for Dowling's provides for the re-writing of the computer code of its customized information technology system. SCPI expects to acquire the new integrated system in the fiscal third quarter; the implementation is expected to be completed in June 1999, and Dowling's has engaged the consultant who developed the existing software to upgrade the computer code to be Year 2000 compliant; this is expected to be completed in December 1998. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is expected to be completed by June, 1999.

         The Company expects to spend approximately $210,000 on the Year 2000 issue.

         Although the Company has developed and expects to execute the plan described above, due to the inherent uncertainty and complexity involved with the Year 2000 issue, there can be no assurance that the Company will address all aspects of the Year 2000 issue. The Company has not established a contingency plan and currently does not intend to create one given the nature of the Company's business.

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