Form 10-Q/A
period 1998-11-30
OAKHURST CO INC
filed 1999-02-19
CIK 874238

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

         In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical information technology and noninformation technology systems to determine compliance with the Year 2000 issue. It was determined that certain of SCPI's and Dowling's information technology systems were not Year 2000 compliant, and accordingly, management developed a Year 2000 plan to address these issues. The Year 2000 plan includes the complete replacement of SCPI's information technology system with an integrated system that is Year 2000 compliant, and for Dowling's provides for the re-writing of the computer code of its customized information technology system. To date, SCPI has acquired the new integrated system and is in the process of implementing the system which is expected to be completed in June 1999, and Dowling's engaged the consultant who developed the existing software to upgrade the computer code to be Year 2000 compliant; this was completed in December 1998. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is expected to be completed by June, 1999.

         To date, the Company has spent approximately $210,000 on the Year 2000 issue and believes that the remaining potential cost related to the issue will be less than $25,000. The amount spent to date includes approximately $10,000 for the software upgrade at Dowling's and approximately $200,000 for the purchase of the new system at Steel City. In addition to achieving Year 2000 compliance, Steel City's new system is expected to provide other important operating benefits as compared with its former system.

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


4.       SUBSEQUENT EVENT

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
