Form 10-K405
period 1999-02-28
OAKHURST CO INC
filed 1999-06-01
CIK 874238

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to __________________

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

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

         Title of each class                      Name of each exchange on which registered
         -------------------                      -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                              NONE
    PREFERRED SHARES PURCHASE RIGHTS                                 NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 1999 of the voting stock held by non-affiliates of the registrant: $4,298,385

At May 1, 1999, the registrant had 4,943,018 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT

         This Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The cautionary statements contained in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those discussed in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere in this Report.

GENERAL

         Oakhurst Company, Inc. ("Oakhurst" or "the Company") was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of the SCPI Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI and represents 90% of the voting stock of SCPI.

         Pursuant to the 1991 merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains the value of SCPI and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership is designed to facilitate the preservation of SCPI's net operating loss carry-forwards, which amount to approximately $154 million, and their utilization by the entire group.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators based in Mt. Vernon, New York that now operates seven facilities in New York, Connecticut, New Jersey and Pennsylvania.

         Through SCPI and Dowling's, Oakhurst's principal business in recent years has been the distribution of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, discussed further below. In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI"). KTI is a publicly-held integrated waste management company that operates 51 facilities in 21 states and Canada. KTI's management has specific experience in the turnaround of co-generation facilities.

         The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the purchase of stock, KTI, under a loan agreement, committed to lend Oakhurst up to $11.5 million and, in certain circumstances up to $17 million, if all provisions of the New Heights Business Plan are met, as discussed further below. In December 1998, OTI acquired a 50% equity interest in, and became the managing member of, New Heights

Recovery & Power, LLC ("New Heights") which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois into a fully-integrated recycling and waste-to-energy facility.

         In addition to the New Heights investment, in January 1999 OTI made a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure spending in Texas, and may offer synergies with New Heights by using crumb rubber from recycled waste tires in "rubberized asphalt".

         The New Heights and Sterling investments are expected to offer opportunities in the future for Oakhurst to take advantage of its substantial tax loss carryforwards. New Heights is structured as a limited liability company ("LLC") so that any distributions to OTI from New Heights' future operating profits or any gain on the eventual sale of the facility should be largely sheltered from federal taxation by Oakhurst's tax loss carry-forwards.

STEEL CITY PRODUCTS, INC. (SCPI)

BACKGROUND

         SCPI was incorporated in West Virginia in 1959 and in 1963 became known as Heck's, Inc. In 1969, the "Steel City Products" automotive distribution business was acquired. SCPI was reincorporated in Delaware under the name Hallwood Industries Incorporated in fiscal 1991. The name was changed to Steel City Products, Inc. in fiscal 1993.

         Prior to 1990, Heck's, Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. ("RAC").

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although the pet supplies are not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. SCPI's operations were conducted from a facility in Pittsburgh until December 1997, when the building was sold and SCPI's operations were moved to a newer, leased facility in McKeesport, Pennsylvania.

         Certain of SCPI's business is performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in McKeesport. Certain customers electronically transmit their orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or pre-packed for onward shipment to stores by the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

SOURCES OF SUPPLY

         SCPI acquires its merchandise from a large number of suppliers, none of which accounts for more than 15% of its purchases. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

         Steel City generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

SEASONALITY

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories beginning in February. As is customary in the automotive aftermarket, many suppliers allow extended payment terms for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         SCPI's non-food pet supply business experiences different seasonal trends from its automotive business, but the effect of this is not expected to be material until this business more fully develops.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

CUSTOMER BASE

         SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. There are no foreign sales.

         SCPI's customers are continually affected by changes in the retail environment, including competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. Some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as Steel City Products.

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base and sales in fiscal 1999 increased slightly from sales in fiscal 1998 and 1997. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 2000; however, there can be no assurance that new business can be secured.

         Sales attributable to SCPI were approximately $18 million or 57% of Oakhurst's consolidated sales, in fiscal 1999. No single customer accounted for more than 10% of consolidated sales during the latest three fiscal years.

         None of SCPI's business is based on government contracts and there are no long-term sales contracts with any customers.

COMPETITION

         Both the automotive parts and accessories distribution industry and the non-food pet supply industry are highly competitive, with several similar companies operating in SCPI's market place and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in the distribution industry or in relation to its competitors. SCPI competes on the basis of merchandise selection, price, service levels, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, pricing, service levels and high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including Bernard H. Frank (a founder of Steel City Products in 1947) have many years of service with SCPI and some are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations and no significant labor disputes have affected its business in recent years. Renewal negotiations related to the union agreement have continued beyond the expiration of the agreement in November 1995.

DOWLING'S FLEET SERVICE CO., INC. (DOWLING'S)

BACKGROUND AND CUSTOMER BASE

         Oakhurst acquired all the capital stock of Dowling's in August 1994 from James Dowling, who owned and managed the business for many years and is the son of its founder. Two long-term employees now manage the business as President and Vice President under long-term employment agreements.

         Dowling's was established in 1933 and is one of the largest distributors of automotive radiators and related products in the northeastern United States. It operates two facilities in each of New York, Connecticut and New Jersey and in fiscal 1997 expanded to a seventh facility by the acquisition of all of the capital stock of G&O Sales Company, a radiator distributor serving the greater Philadelphia market.

         Most of Dowling's customers are radiator repair shops, which perform repairs for car dealers, service stations and retail customers but automotive parts stores have been added as customers in recent years. Dowling's has historically avoided a multi-level distribution approach, so as to build strong allegiance from its radiator repair shop customers and has achieved a high market share in its markets. There are no foreign sales. Dowling's has a broad customer base, with no one customer representing a material proportion of consolidated sales.

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

         Sales attributable to Dowling's were approximately $13.5 million or 43% of Oakhurst's consolidated revenues in fiscal 1999.

SOURCES OF SUPPLY

         Dowling's acquires its products from several well-known manufacturers and carries both name-brand and generic products. In recent years, Dowling's has responded to the increased demand for generic product by developing its "Global" private label brand. Because of its buying position and storage facilities, Dowling's is able to obtain competitive pricing and terms from its suppliers. Dowling's concentrates on offering high quality products and its largest supplier is Modine Manufacturing Company ("Modine"); Dowling's is believed to be one of Modine's largest U.S. after-market customers.

SEASONALITY

         Dowling's business is seasonal, with higher revenues in the hot summer months and very cold winter months when automobile radiators are most affected by extreme temperatures. Changes in weather patterns in Dowling's market area may therefore affect its sales levels significantly.

COMPETITION

         Dowling's competes with many other radiator distributors. Dowling's reputation is based on its competitive pricing, quality products and service consisting of twice daily delivery to customers. Because of this, Oakhurst believes that Dowling's is positioned to withstand the competition in its markets and to build upon its historic sales and profits. However, there can be no assurance that past levels of revenues and profitability can be maintained. In fiscal 1998, Dowling's responded to the increased demand and competition for lower priced, generic product by establishing the "Global" private label brand of radiators, which carry a limited lifetime warranty that is supported by the manufacturer. Management believes that its product mix of nationally-branded radiators and the Global line enables it to compete favorably with other distributors. After the end of fiscal 1999 a manufacturer of generic radiators acquired a distributor that operates in states contiguous to Dowling's market. Management believes that a consolidation of the radiator distribution industry is underway.

         In fiscal 1999, Dowling's experienced a 6% decrease in sales, resulting from the lower average prices charged, as its Global line represented an increasing percentage of total revenues, combined with aggressive competition and mild weather.

REGULATION

         Dowling's management does not anticipate that any major capital expenditures will be required by existing or known pending environmental legislation or other regulations.

EMPLOYEES

         Dowling's employs approximately 55 persons, none of whom are represented by a union. Dowling's believes that its employee relations are generally good.

OAKHURST TECHNOLOGY, INC. (OTI)

BACKGROUND

         As described above, in December 1998 Oakhurst formed OTI to take advantage of the restructuring opportunity at New Heights. OTI acquired a 50% equity interest in, and became the managing member of, New Heights which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois, into a fully integrated recycling and waste-to-energy facility. OTI also made a minority investment in Sterling, a profitable privately-held Texas-based pipe laying and road building contractor in January 1999, that is expected to participate in the significant increase in infrastructure spending in Texas, and may offer synergies with New Heights.

         The New Heights and Sterling investments are expected to offer opportunities in the future for Oakhurst to take advantage of its substantial tax loss carryforwards.

INVESTMENT IN NEW HEIGHTS

         The New Heights facility (formerly known as "Ford Heights") is located south of Chicago and was built in 1996 by CGE Ford Heights, LLC ("CGE") at a cost of approximately $120 million. It was designed to shred and burn waste tires to produce electricity. Except for preliminary testing, the facility never operated, due to the retroactive repeal of the Illinois Retail Rate legislation, which subsidized the Ford Heights and other co-generation facilities electricity rates. As a result of the repeal of the legislation, Ford Heights was deemed uneconomic and CGE sought Chapter 11 bankruptcy protection.

         Through the efforts of the CGE bondholders, a business plan proposed by KTI for the restructuring of the facility's operations (the "Business Plan") was adopted as the basis of a plan of reorganization and CGE, renamed New Heights, emerged from bankruptcy in December 1998. KTI's management has specific experience in the turnaround of co-generation facilities.

         Upon the confirmation of the New Heights Reorganization Plan in December 1998, all of CGE's outstanding debt was converted to 100% of the equity in New Heights, and KTI designated OTI as its affiliate to acquire 50% of such equity, through the commitment to fund the capital expenditures, including installation of a cryogenic tire processing system, the start-up losses and working capital as identified in the Business Plan.

         OTI was appointed the managing partner of New Heights and New Heights engaged KTI Operations, a wholly-owned subsidiary of KTI, to manage the New Heights facility, pursuant to an Operating and Maintenance Agreement.

SUBSIDIARY DISPOSALS - H&H DISTRIBUTORS, INC. AND PUMA PRODUCTS, INC.

         Operations in fiscal 1997 included those of H&H and Puma, which were acquired by Oakhurst in fiscal 1995 and 1996, respectively.

         In fiscal 1997, H&H and Puma experienced operating losses of approximately $500,000 in the aggregate on sales of approximately $9.4 million. Effective as of May 31, 1997 and July 14, 1997, Oakhurst sold Puma and H&H respectively.

ITEM 2. PROPERTIES

         Since December 1997, SCPI has operated its business from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock was listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC until February 10, 1998, when the Common Stock was delisted from trading. The delisting was a result of the Company's stock price falling below the Nasdaq minimum closing bid price of $1.00 per share and the Company's net tangible assets falling below Nasdaq's minimum maintenance requirements. Commencing February 11, 1998, the Company's Common Stock began trading on the OTC Bulletin Board under its existing symbol.

         The following table sets forth the high and low bid prices by fiscal quarter for Oakhurst's common stock for fiscal years 1999 and 1998.



                                              Fiscal 1999                          Fiscal 1998
                                    Quarterly High   Quarterly Low     Quarterly High   Quarterly Low
                  Quarter 1              $1.13            $0.75             $1.44            $0.81
                  Quarter 2              $0.97            $0.44             $1.50            $0.50
                  Quarter 3              $0.50            $0.44             $1.25            $0.63
                  Quarter 4              $2.13            $0.45             $1.13            $0.69

         There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA


     The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows and with the Consolidated Financial Statements and related Notes.

                                                 FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,   FEBRUARY 28,    FEBRUARY 28,
                                                    1999         1998 (a)(b)     1997 (a)(c)      1996 (a)        1995 (a)
                                                ------------    ------------    ------------    ------------    ------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales .......................................   $     31,660    $     32,307    $     41,928    $     47,339    $     43,142
                                                ============    ============    ============    ============    ============

(Loss) income  from continuing operations
     before income taxes ....................   $     (1,042)   $        601    $     (5,759)   $     (2,207)   $      1,466

Current income tax (expense) benefit ........             (4)            (16)            (12)            115            (155)
Deferred income tax expense (d) .............           --            (1,000)         (3,086)         (2,000)           (468)

                                                ------------    ------------    ------------    ------------    ------------
(Loss) income from continuing operations ....         (1,046)           (415)         (8,857)         (4,092)            843

Income from discontinued
     retail operations (e) ..................           --              --              --                65              90

                                                ------------    ------------    ------------    ------------    ------------
Net (loss) income ...........................   $     (1,046)   $       (415)   $     (8,857)   $     (4,027)   $        933
                                                ============    ============    ============    ============    ============

BASIC AND DILUTED PER SHARE AMOUNTS:
(Loss) income from continuing operations ....   $      (0.30)   $      (0.13)   $      (2.77)   $      (1.27)   $       0.27
Income from discontinued
     retail operations (e) ..................           --              --              --              0.02            0.03
                                                ------------    ------------    ------------    ------------    ------------
Net (loss) income ...........................   $      (0.30)   $      (0.13)   $      (2.77)   $      (1.25)   $       0.30
                                                ============    ============    ============    ============    ============

BALANCE SHEET STATISTICS:
Total assets ................................   $     16,876    $     14,316    $     16,199    $     26,505    $     33,738
Long-term obligations .......................   $      8,254    $      4,318    $      5,716    $      7,569    $      6,612
Book value per share of common stock ........   $       0.34    $       0.63    $       0.76    $       3.53    $       4.79

(a) In fiscal 1999, SCPI elected to change its method of inventory reporting from LIFO to FIFO. The data above for fiscal 1998, 1997, 1996 and 1995 has been restated to reflect this change as if it had occurred at the beginning of fiscal 1995 (see Note 1 to the Consolidated Financial Statements).

(b) In fiscal 1998, SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sale price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale (see
     Note 3 to the Consolidated Financial Statements).

(c) Results for fiscal 1997 include an aggregate charge of approximately $3.5 million related to the sale of Puma and H&H, two of the Company's subsidiaries. The charge primarily consisted of the write-off of the goodwill associated with the acquisition of such subsidiaries (see Note 2 to the Consolidated Financial Statements).

(d) Results for fiscal 1998, 1997 and 1996 include net non-cash deferred tax charges of approximately $1 million, $3.1 million and $2 million, respectively, primarily relating to increases in the Company's valuation allowance of its deferred tax asset (see Note 6 to the Consolidated Financial Statements).

(e) In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in Note 7 to the Consolidated Financial Statements. SCPI remained contingently liable for most mortgage debt and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for the payment of the Creditor Notes, as further described in Note 7 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management believes that the corporate structure resulting from the 1991 merger, whereby Steel City Products Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst") will facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $154 million of net operating loss carry-forwards. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

         Through SCPI and Dowling's Fleet Service Co., Inc. ("Dowling's"), Oakhurst's principal business in recent years has been the distribution of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's, a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to certain executives of Dowling's with a remaining balance of $198,000. In March 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania.

         In connection with the acquisition of G&O, Dowling's entered into a non-competition agreement with the seller that provided for aggregate payments of $315,000 over a three year period beginning in March 1996 and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75% and the related asset is being amortized over the ten year life of the agreement.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI") that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million and in certain circumstances, up to $17 million, under a loan agreement, as discussed further below. KTI is an integrated waste management company with specific experience in the turnaround of co-generation facilities. In December 1998 OTI acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

         In addition to the recycling business, in January 1999 OTI made a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure spending in Texas, and may offer synergies with New Heights by using crumb rubber from recycled tires in "rubberized asphalt".

         Activities of New Heights are reported on the equity method of accounting. The investment in Sterling, which consists of an equity interest of approximately 7% and subordinated debt of $1.35 million, is reported on the cost method of accounting.

         The Sterling subordinated debt is convertible into shares of the common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming acquisition by OTI of the further approximately 7% of Sterling stock, as discussed below, OTI would own between 16% and 17% of Sterling following conversion of the debt.

SALE OF SUBSIDIARIES

         In January 1994, Oakhurst acquired all the outstanding capital stock of H&H Distributors, d/b/a Harry Survis ("H&H") a Pittsburgh-based company that distributes and installs automotive accessories and cellular phones, and in October 1994, Oakhurst acquired all of the outstanding capital stock of Puma Products, Inc. ("Puma") a distributor of after-market products to the light truck and van conversion industry. In fiscal 1997, these two subsidiaries experienced aggregate losses of approximately $500,000 and as a result, Oakhurst sold Puma and H&H in May 1997 and July 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         In addition to cash derived from the operation of its subsidiaries, Oakhurst's liquidity and financing requirements have in the past been determined principally by the working capital needed to support the automotive distribution subsidiaries' levels of business, together with the need for capital expenditures and the cash required to repay debt. Each such subsidiary's level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at SCPI which from time to time grants extended payment terms for seasonal inventory build-ups; and the amount of credit extended by suppliers.

         In March 1996, Oakhurst obtained financing for its automotive distribution business from an institutional lender, replacing its then existing credit arrangement, that provided a two-year total facility of $9.5 million, comprising a SCPI term loan of $1.5 million (the "Fixed Asset Loan") and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility carried interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined levels of Oakhurst's subsidiaries' accounts receivable and inventories except OTI. The Credit Facility contains certain customary restrictive financial and non-financial covenants, including the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio, and limitations on cash dividends. The Credit Facility is secured by the accounts receivable, inventories and fixed assets of Oakhurst's subsidiaries, except OTI.

         In June 1997, Oakhurst entered into an agreement with the lender to amend the Credit Facility to reflect the disposals of H&H and Puma. The agreement principally reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base and amended certain financial covenants, including the elimination of a covenant related to the Company's consolidated tangible net worth. In September 1997, Oakhurst reached an agreement to extend the Revolver beyond its initial two year term to April 1999 and paid a fee of $35,000 in connection with the renewal. The Credit Facility provides for subsequent automatic renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement.

         In part to reduce its overall debt level, in December 1997 SCPI sold its warehouse in Pittsburgh, Pennsylvania for a sales price of approximately $2.8 million in cash. Accordingly, the results for the fourth quarter of fiscal 1998 include a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the Fixed Asset Loan secured by the property, the net proceeds of approximately $1.6 million were used to cover the expenses of moving to newer, leased premises, to make certain improvements to such premises, to increase levels of working capital and to reduce the Revolver, which had increased during fiscal 1998 as a result of shortfalls in cash from operations.

         In March 1999, the Credit Agreement was extended to April 2000 and was amended to increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2% and amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

         In December 1998, Oakhurst entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund up to $11.5 million. Such amount may be increased to a maximum of $17 million to the extent that the funding for the New Heights Business Plan, described below, exceeds the minimum specified therein. The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and is due in its entirety in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the Credit Facility lender, and is secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights. The Intercreditor Agreement provides, inter alia, that
(i) the KTI Loan is subordinated to the Credit Facility, except as to the revenues, dividends or assets of OTI, the proceeds of which may be used to repay the KTI Loan; (ii) the Credit Facility is subordinated to the revenues, dividends or assets of OTI; (iii) KTI has no security interest in the Credit Facility collateral; (iv) the Credit Facility lender has no security interest in the KTI collateral and (v) cash flow from Oakhurst's operations other than OTI may be used to repay the KTI Loan, subject to the approval of the Credit Facility lender, so long as the Credit Facility is not in default.

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Credit Facility, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is to be repaid in monthly installments through October 2003.

         At February 28, 1999, Oakhurst's debt primarily consisted of (i) revolving debt under the Credit Facility with a balance of approximately $4.6 million; (ii) notes payable of $198,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"); (iii) the SCPI Creditor Notes of $147,000; (iv) the Subordinated Loan of $92,000 and (v) a balance of $3.3 million outstanding under the KTI Loan.

         The DFS notes bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon.

         The Creditor Notes were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp., (the "Creditor Notes") (see Note 7 to the consolidated financial statements). The Creditor Notes have been discounted using an imputed interest rate of 7.5%.

         Management believes that the availability of financing pursuant to the Credit Facility, together with the steps taken in response to recent operating losses, will provide adequate funding for the working capital, debt service and capital expenditure requirements, including seasonal fluctuations, of the Company's automotive distribution subsidiaries for at least the next twelve months.

         In December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return 50% of the equity of New Heights. The funding requirements are specified in a Business Plan that provides for three phases. Phase One of the Business Plan provides for the removal of approximately 70,000 tons of scrap tires from the New Heights site and the establishment of a crumb rubber processing facility and also includes the obligation to establish a waste paper recycling facility. The funding requirement for Phase One is at least $4.5 million and not more than $8.5 million. OTI is required to use its best efforts to implement Phase Two of the Business Plan, subject to approval of the New Heights Board; Phase Two provides for the permitting and start-up of waste-to-energy operations and requires an investment (including the Phase One investment) of at least $8.5 million and not more than $13.5 million. Phase Three of the Business Plan provides for the building of an environmental campus at New Heights, requiring funding of at least $12 million and not more than $17 million, including the Phase One and Two investments. Subject to the satisfaction of certain conditions precedent, including the obtaining of permits, if the specified investments are not made by OTI within the time periods required by the Business Plan, amounts available to Oakhurst under the KTI Loan may be reduced and OTI's 50% equity interest in New Heights may be reduced.

         Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. As such, KTI and Oakhurst entered into the KTI Loan. As funds are drawn by Oakhurst under the KTI Loan they will be invested in OTI, principally to facilitate the financing of the New Heights Business Plan.

         In January 1999, OTI acquired an equity interest of approximately 7% in Sterling at a cost of $1.35 million and acquired $1.35 million of Sterling's convertible subordinated notes. Sterling is a Texas-based pipe laying and road building contractor. Pursuant to the terms of such acquisition, the original shareholders of Sterling may require OTI to acquire a further approximately 7% equity interest at a cost of $1.35 million, upon the achievement of defined growth objectives. If such objectives are not achieved, OTI may nevertheless acquire such additional equity shares, at its discretion. The subordinated debt is convertible into shares of the common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming acquisition by OTI of the further approximately 7% of Sterling stock, OTI would own between 16% and 17% of Sterling following conversion of the debt.

         Management believes that the KTI Loan will provide adequate financing for the capital expenditures and start-up costs committed pursuant to the New Heights Business Plan and the equity commitment to Sterling.

CAPITAL EXPENDITURES AND YEAR 2000

         There were no significant capital expenditures made by Oakhurst or its subsidiaries during fiscal 1999, except for the purchase of a new computer system at SCPI related to Year 2000 compliance.

         In fiscal 1998, management undertook an extensive review and evaluation of the Company's critical information technology and noninformation technology systems to determine compliance with the Year 2000 issue. It was determined that certain of SCPI's and Dowling's information technology systems were not Year 2000 compliant, and accordingly, management developed a Year 2000 plan to address these issues. The Year 2000 plan includes the complete replacement of SCPI's information technology system with an integrated system that is Year 2000 compliant and for Dowling's provides for the re-writing of the computer code of its customized information technology system. To date, SCPI has acquired the new integrated system and is in the process of implementing the system which is expected to be completed in June 1999. Dowling's engaged the consultant who developed its existing software to upgrade the computer code to be Year 2000 compliant; this was completed in December 1998. There were no critical noninformation technology systems identified which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of the Company's Year 2000 plan is expected to be completed by June 1999.

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

         The Company believes that only minor and temporary interruptions in service may be experienced by the Company and its subsidiaries, suppliers and customers regarding the Year 2000 issues. In the worst case, the Company would be able to continue to conduct its business through the use of manual systems.

TAX LOSS CARRY-FORWARDS

         At February 28, 1999, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $154 million, which expire in the years 2001 through 2012 and which shelter most of SCPI's and Oakhurst's income from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock and the New Rights Plan, described below, was adopted in December 1998.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most future income of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 6 to the consolidated financial statements).

NEW ACCOUNTING PRONOUNCEMENTS

         In fiscal 1999 and 2000 the Company has adopted or plans to adopt new accounting pronouncements issued by the Financial Accounting Standards Boards and the American Institute of Certified Public Accountants. None of these pronouncements are expected to have a significant impact on the Company's financial position or results of operations. See Note 1 of the accompanying Notes to the Consolidated Financial Statements for further information.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The New Heights facility was originally constructed solely to burn scrap tires, but the retroactive repeal of the Illinois Retail Rate legislation which would have provided subsidized rates for the electricity produced by the facility, made it economically infeasible. The Business Plan proposed by KTI provides for a number of substantial changes to the structure and operations of the facility, including inter alia, (i) collection of waste tires for crumb rubber production and to fuel the facility; (ii) installation of a cryogenic crumb rubber system; (iii) development of end uses for crumb rubber; (iv) obtaining permits to test and operate the waste-to-energy facility, and (iv) introducing other waste streams for burning or recycling. KTI has been engaged by OTI pursuant to an Operating and Maintenance Agreement, to develop these functions and operate the facility. KTI has extensive experience in the turnaround and management of waste-to-energy facilities and in 1998 acquired RTI (now known as KTI Recycling), a company that produces and operates systems for the recycling of scrap tires into crumb rubber. Management believes that the capital expenditures, start-up losses and working capital requirements needed at New Heights will be adequately funded by the KTI Loan; that future operations of New Heights will provide sufficient funds to repay the KTI Loan and that, if such operations are successful, the value of OTI's equity interest in New Heights will be significant. However, the start-up and operation of the facility and related functions involves many risks and such success cannot be assured.

         Effective December 1998, Oakhurst's Board of Directors voted to redeem all outstanding Rights issued pursuant to the February 1998 shareholder rights plan (the "Prior Rights Plan") to facilitate the acquisition by KTI of approximately 1,730,000 shares of Oakhurst's common stock. The Board then adopted a new shareholder rights plan in substantially the same form as the former one (the "New Rights Plan") by declaring a dividend of one right for each outstanding share of Oakhurst's common stock to stockholders of record on December 29, 1998.

         The New Rights Plan was not adopted in response to any specific proposals or communications regarding plans to acquire control of Oakhurst. Rather, it was intended to deter takeover tactics that are abusive, to preserve the assets of Oakhurst and to ensure that any acquisition of Oakhurst would result in full and fair value for all shareholders. Since the rights can be redeemed by the Board prior to a triggering event, the plan should not interfere with a transaction that is in the best interests of Oakhurst and its shareholders. The issuance of the rights has no accounting or financial impact and there is no dilutive or tax effect to Oakhurst or its shareholders.

         Under the New Rights Plan, the rights are not exercisable and not transferable apart from Oakhurst's common stock until after such time as a person or group has acquired 4.5% of Oakhurst's common stock or begins a tender or exchange offer that would reach the 4.5% level (a "triggering event"). The December 1998 stock acquisition by KTI was exempted from the New Rights Plan, but subsequent acquisitions exceeding the threshold are not. If the rights become exercisable, separate rights certificates will be issued and will entitle the holder to purchase one-one hundredth of a share of Series A junior preferred stock of Oakhurst at an exercise price of $10.00.

         The New Rights Plan also provides for appropriate action for possible mergers and steps for the Board to take in the time period between the acquisition by a person or group of 4.5% of Oakhurst's common stock and the acquisition of 50% or more of the common stock. The rights may be redeemed by the Board of Directors at a price of $.001 per right at any time prior to the acquisition of 4.5% or more of Oakhurst's common stock.

RESULTS OF OPERATIONS

         Operations for the year ended February 28, 1999 include the consolidated results for Steel City Products and Dowling's, together with OTI since its formation in December 1998 and the administrative costs of SCPI and Oakhurst. As previously discussed, Puma was sold effective May 31, 1997 and H&H was sold effective July 14, 1997. Accordingly, only the net proceeds from these two subsidiaries, together with recoveries on certain insurance claims related to H&H, have been included in results of operations for the period ended February 28, 1998, together with the operations of Steel City Products and Dowling's.

FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1998

         Consolidated sales for fiscal 1999 decreased by approximately $650,000, or by 2% compared with fiscal 1998, principally due to a sales decrease at Dowling's of approximately $850,000. The decrease in Dowling's resulted from the expansion of its "Global" private label brand of generic radiators, which carry a lower average price per unit than national brands, aggressive competition in Dowling's markets and unusually mild weather throughout fiscal 1999 which led to a general decrease in demand for radiator products.

          Sales at SCPI increased by $200,000. Sales to existing SCPI automotive customers decreased by $700,000, primarily as a result of downsizing and competitive pressures faced by certain of SCPI's customers. Partially offsetting this decline were sales by SCPI to new automotive customers of approximately $450,000. Sales of non-food pet supplies by SCPI were approximately $2.0 million in the current year, compared with $1.4 million in the prior year. Sales by SCPI of pet supplies first began in the second quarter of fiscal 1997.

         Gross profits were approximately $5.8 million or 18.4% of sales, in the current year compared with approximately $6.2 million or 19.2% of sales, in the prior year. A reduction in gross profits was incurred at both SCPI and Dowling's. At SCPI, gross profits decreased by $181,000 in fiscal 1999 compared with the prior year due principally to a decrease in gross margin which resulted from several sales promotions during the second quarter of the current year. Buying and occupancy expenses at SCPI also increased by $30,000 resulting from costs related to operating from rented facilities in the current year, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997. At Dowling's, gross profits were below prior year levels by $168,000, due mostly to the sales decreases in the current year, although Dowling's was able to stem some of the decline with higher margins. Dowling's buying and occupancy expenses increased in fiscal 1999 by $63,000 due to higher facility repairs, percentage rent, salaries and insurance.

         Operating, selling and administrative expenses decreased by approximately $140,000 when compared with fiscal 1998. Expenses at SCPI were lower by $138,000, due principally to lower officers and administrative salaries. Expenses at Dowling's were lower than last year by $61,000, due to lower insurance rates and reduced computer expenses. Overhead reductions at the corporate levels led to savings of $150,000. Offsetting these expense decreases that aggregated $349,000, OTI recorded net operating expenses of $59,000 in the fourth quarter of fiscal 1999, principally due to salary expense.

         There was a decrease in the provision for doubtful accounts of $59,000 due to certain recoveries obtained by SCPI from bankrupt former customers.

         Interest expense decreased by $73,000 compared to the prior year. The decrease was due principally to the repayment of the Fixed Asset Loan by SCPI in December 1997 and to lower interest on the Credit Facility due to lower interest rates and loan balances through most of the year. Offsetting these savings was interest incurred on the KTI Loan of $53,000.

         There was a loss from affiliates of approximately $150,000 related to OTI's equity investment in New Heights, which represents OTI's share of New Heights' net loss for the period from December 1998 to February 1999 resulting from start-up activities at the facility.

         Prior year results of operations included a gain of approximately $1.8 million resulting from the sale of the SCPI warehouse in December 1997.

         Income tax expense decreased by approximately $1.0 million in fiscal 1999, due primarily to a charge to deferred tax expense in the prior year attributable to additional reserves against the deferred tax asset.

FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1997

         Consolidated sales for fiscal 1998 decreased by approximately $9.6 million, or by 22.9% compared with fiscal 1997, caused primarily by the sale of Puma and H&H, which together produced sales in the prior year of $9.4 million. Sales at Dowling's reflected a decrease of approximately $165,000 when compared to the prior year, due to a comparatively mild winter experienced in Dowling's markets in fiscal 1998. Sales at SCPI decreased by $98,000. Sales to existing automotive customers decreased by $2.8 million, primarily as a result of bankruptcies, downsizing and competitive pressures faced by certain of SCPI's customers. Partially offsetting this decline were sales by SCPI to new automotive customers of approximately $1.5 million. Sales of non-food pet supplies by SCPI were $1.4 million in fiscal 1998, compared with $157,000 in fiscal 1997. Sales of pet supplies first began in the second quarter of fiscal 1997, and new customers have been added in fiscal 1998.

         Gross profits were approximately $6.2 million, or 19.2% of sales, compared with approximately $9.5 million, or 22.6% of sales, in the prior year. The lower gross profits were caused by the sale of Puma and H&H, which contributed gross profits in the prior year of $3.4 million. The decrease in gross margin was also attributable to Puma and H&H; gross margins for the continuing businesses were consistent with the prior year. Despite slightly lower levels of sales at SCPI, gross profits increased by approximately $158,000, due primarily to a slight improvement in gross margin, together with reductions in buying and occupancy expenses. Gross profits at Dowling's decreased by approximately $15,000, due to lower levels of sales in the fourth quarter of fiscal 1998.

         Operating, selling and administrative expenses decreased by approximately $3.9 million when compared with fiscal 1997, of which $3.8 million reflected the sale of Puma and H&H. The remaining reductions were principally attributable to savings in corporate overhead expenses.

         There was an increase in the provision for doubtful accounts of $63,000 related to the bankruptcies and liquidations of certain of SCPI's and Dowling's customers.

         The amortization of the excess of cost over net assets acquired decreased by $254,000 in fiscal 1998, due to the write-off of goodwill in fiscal 1997 as a result of the sale of Puma and H&H.

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

         Income tax expense decreased by approximately $2.1 million in fiscal 1998, due primarily to a lower charge to deferred tax expense attributable to adjustments in the valuation allowance of the deferred tax asset.

ITEM 7(A).  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Oakhurst is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in, derivative financial instruments. Oakhurst's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Independent Auditors' Report.......................................................        F-1

         Consolidated Balance Sheets: February 28, 1999 and February 28, 1998...............        F-2

         Consolidated Statements of Operations for the fiscal years ended
           February 28, 1999, February 28, 1998 and February 28, 1997.......................        F-3

         Consolidated Statements of Stockholders' Equity for the fiscal years ended
           February 28, 1999, February 28, 1998 and February 28, 1997.......................        F-4

         Consolidated Statements of Cash Flows for the fiscal years ended
          February 28, 1999, February 28, 1998 and February 28, 1997........................        F-5

         Notes to Consolidated Financial Statements.........................................        F-6

         Financial Statement Schedules for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997:

             Schedule II - Valuation and Qualifying Accounts................................        F-21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

         The by-laws of Oakhurst Company, Inc. ("Oakhurst" or 'the Company") provide for such number of directors as is determined from time to time by the Board of Directors. In December 1998, the Board voted to increase the number of directors from six to seven and elected Maarten D. Hemsley to fill the vacancy. In January 1999 the number of directors was increased to nine by a vote of the Board of Directors. Anthony Puma resigned as a director in January 1999 and Martin Sergi and Ross Pirasteh were elected as directors. There are currently eight directors divided into three classes, each class having a term of three years or until his successor is elected.


                                     AGE AT MAY            CURRENT TERM              DIRECTOR
         NAME                         1, 1999                EXPIRES*                 SINCE          CLASS
-------------------------             -------                --------                 -----          -----
John D. Abernathy                        62                    1999                    1994            I
Robert M. Davies                         48                    1999                    1991            I
Martin J. Sergi                          41                    1999                    1999            I
Mark Auerbach                            61                    2000                    1991            II
Bernard H. Frank                         78                    2000                    1995            II
Ross Pirasteh                            61                    2000                    1999            II
Joel S. Lever                            47                    1998                    1994            III
Maarten D. Hemsley                       49                    1998                    1998            III

*or the director serves until a successor is elected

John D. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Barringer Technologies, Inc., a manufacturer of high sensitivity analytical instruments for chemical sensing and is also a director of the Company's majority-owned subsidiary, Steel City Products, Inc. ("SCPI"). Mr. Abernathy is a certified public accountant.

Robert M. Davies. Chairman and Chief Executive Officer. Mr. Davies has been the Company's Chairman and Chief Executive Officer of the Company since May 1997 and was its President from May 1997 to January 1999. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of the Company's wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") and of SCPI. Mr. Davies also serves as a director of Maxicare Health Plans, Inc., a health maintenance organization based in California. Mr. Davies is a managing director of Menai Capital, L.L.C., a private equity advisory company.

Martin J. Sergi. Mr. Sergi has been a senior executive officer and director of KTI, Inc. ("KTI") since 1985 and currently serves as its President. He is also President of most of KTI's subsidiaries. He was elected to

Oakhurst's and OTI's Boards of Directors in January 1999. Mr. Sergi is licensed as a certified public accountant in New York.

Mark Auerbach. Mr. Auerbach was Chairman, President and Chief Executive Officer of the Company from December 1995 to May 1997 and was Chief Financial Officer of the Company and of SCPI from December 1995 to January 1999. He has also been Senior Vice President and Chief Financial Officer since April 1993 of Central Lewmar, L.P., a fine paper merchant. From September 1992 until April 1993, he was a partner of Marron Capital, L.P., an investment banking company. Prior to that, he was President, Chief Executive Officer and Chairman of the Board of Implant Technology, Inc., a manufacturer of artificial hip systems, from 1990 to 1992. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and of the Company's majority owned subsidiary, Steel City Products, Inc. Mr. Auerbach is a certified public accountant.

Bernard H. Frank. Mr. Frank has been Executive Vice President of the Company since May 1994 and was its Chief Operating Officer from May 1994 to January 1999. He is a founder of SCPI, of which he has been Chief Executive Officer and a director since 1993, Chairman since 1994 and an executive officer for more than the last five years.

Ross Pirasteh. Mr. Pirasteh has served as Chairman of the Board of Directors of KTI since May 1996 and was a management consultant to KTI from 1995 to 1996, providing consulting with respect to bank financing and structural organization. In 1994, he also acted as a consultant to various other companies with respect to bank financing and capital funding. Mr. Pirasteh has been an entrepreneurial investor for the past five years, investing his personal funds in real estate and privately held companies. In January 1999, Mr. Pirasteh was elected to Oakhurst's and OTI's Boards of Directors.

Joel S. Lever. Mr. Lever is a senior member of the law firm of Kurzman & Eisenberg, LLP and has been a partner since 1984. Mr. Lever serves as Chairman of the firm's Corporate Department, where he specializes in transactional business matters, mergers and acquisitions, art and entertainment law and the sale and acquisition of commercial assets. Mr. Lever is a director of SCPI, as well as a director of several private companies.

Maarten D. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of SCPI in December 1998. He had been an employee of Oakhurst or SCPI for many years prior to 1995. In December 1995, he resigned his positions with the Company and SCPI but continued to provide consulting services to both companies through his wholly-owned business, Bryanston Management, Ltd. Mr. Hemsley currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst and is Chief Financial Officer of SCPI. He was elected to the Board of Directors of OTI in January 1999. Mr. Hemsley has been President of Bryanston Management, Ltd., a financial consultancy firm, since 1993. Mr. Hemsley also serves as a managing director of Menai Capital, L.L.C., a private equity advisory company.

EXECUTIVE OFFICERS.

         The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries who are not also directors of the Company, all of whom serve until they resign or are removed by the Board of Directors. The business histories of executive officers who are also directors (Messrs. Davies and Hemsley) are set forth above under the heading "Directors."

Roger M. Barzun (57): Senior Vice President, Secretary and General Counsel. Mr. Barzun has been Secretary and General Counsel of the Company since August 1991 and a Senior Vice President since May 1994. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (45) : Executive Vice President, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was elected Executive Vice President in January 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports. During fiscal 1999, each of Messrs. Pirasteh and Sergi inadvertently failed to file a Form 5 with respect to option grants made in December 1998. Mr. Sergi inadvertently failed to file a Form 4 with respect to the purchase of the Company's stock in December 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its largest subsidiary, SCPI.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation for the 1999, 1998 and 1997 fiscal years allocated or paid on or before February 28,1999 to those who served as the Company's Chief Executive Officer during fiscal 1999 and to the other executive officers of the Company who were serving at the end of the 1999 fiscal year for services rendered in all capacities to the Company and its subsidiaries. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.


                                                                                               LONG TERM
                                            ANNUAL COMPENSATION                               COMPENSATION
                               ---------------------------------------------    -----------------------------
                                                                   OTHER        SECURITIES      ALL OTHER
                                                                   ANNUAL        UNDERLYING      COMPENSA-
                                FISCAL      SALARY      BONUS   COMPENSATION    OPTIONS/SARS       TION
 NAME AND PRINCIPAL POSITION     YEAR         ($)        ($)        ($)*            (#)             ($)
------------------------------------------------------------------------------------------------------------
Robert M. Davies (1)             1999        70,300        --         --          288,000              --
Chairman &                       1998        50,000        --         --          203,000              --
Chief Executive Officer

Maarten D. Hemsley (2)           1999        19,823        --         --          192,000              --
President, Chief Operating
Officer and Chief
Financial Officer

Bernard H. Frank (3)             1999       110,000     6,250         --               --          13,908(4)
Executive Vice President         1998        50,050     7,364         --               --          13,908
                                 1997        50,243    16,000         --           68,327          13,908

Roger M. Barzun  (5)             1999        42,700    17,500         --               --              --
Senior Vice President and        1998        53,750        --      6,312           20,000              --
General Counsel, Secretary       1997        53,750        --      6,312               --              --

Terrance W. Allan (6)            1999       115,001    15,000         --               --              --
Executive Vice President         1998       126,490    14,000         --           24,333              --
SCPI                             1997       106,160        --         --            5,000           4,797

-----------------

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer. In the case of Mr. Barzun, the amount listed represents the cost to the Company of providing for his use a company-leased vehicle.

1. Mr. Davies was elected Chairman, Chief Executive Officer and President in May 1997.

2. In December 1998, Mr. Hemsley was elected President, Chief Operating Officer and Chief Financial Officer.

3. Mr. Frank, who is also Chairman and Chief Executive Officer of SCPI, is compensated only by SCPI, except with respect to stock options and stock awards.

4. This amount consists of $6,504, $5,508 and $1,896 that Mr. Frank received under three substantially identical agreements amended in 1987 in consideration of the waiver by Mr. Frank of his bankruptcy claims for annuity rights in SCPI's predecessor's bankruptcy.

5. Mr. Barzun received a bonus in the amount of $17,500 in fiscal 1999 for work done regarding the organization of OTI.

6. Mr. Allan is compensated only by SCPI, except with respect to stock options and stock awards.

                             ----------------------

OPTION GRANTS IN THE LAST FISCAL YEAR.

     The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table, above, during the fiscal year ended February 28, 1999.


                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF STOCK
                                                                                                 PRICE
                                                                                             APPRECIATION
                                         INDIVIDUAL GRANTS                                 FOR OPTION TERM (3)
                          -----------------------------------------------------      -----------------------------
                                          PERCENT OF
                                            TOTAL
                            NUMBER OF      OPTIONS
                            SECURITIES    GRANTED TO     EXERCISE       EXPI-
                            UNDERLYING   EMPLOYEES IN      PRICE        RATION              5%           10%
NAME                         OPTIONS      FISCAL YEAR     ($)(2)         DATE              ($)           ($)
                                              (%)
------------------------------------------------------------------------------------------------------------------
MAARTEN HEMSLEY              192,000(1)       32.0          0.50        12/18/08           40,984       122,123
ROBERT M. DAVIES             288,000(1)       48.0          0.50        12/18/08           61,475       183,185
BERNARD H. FRANK                  --            --            --              --               --            --
ROGER M. BARZUN                   --            --            --              --               --            --
TERRANCE W. ALLAN                 --            --            --              --               --            --

--------------

1. One third of this option became exercisable at the date of grant; the balance vests over two years.

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

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

     The following table sets forth certain information based upon the fair market value per share of the Common Stock at February 28, 1999 ($1.56) or the day closest to the Company's February 28, 1999 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at February 28, 1999 and the exercise price of the option shares. During fiscal 1999, there were no option exercises by any of these individuals.



                                                                                  VALUE OF UNEXERCISED IN-THE-
                                     NUMBER OF SECURITIES UNDERLYING              MONEY OPTIONS AT FISCAL YEAR
                                  UNEXERCISED OPTIONS AT FISCAL YEAR END                       END
                                                   (#)                                         ($)
                                -------------------------------------------     ----------------------------------
NAME                                 EXERCISABLE         UNEXERCISABLE           EXERCISABLE         UNEXERCISABLE
----                                 -----------         -------------           -----------         -------------
Robert M. Davies                         340,992               192,000               233,440               203,520
Maarten D. Hemsley                       308,424               128,000               118,840               135,680
Bernard H. Frank                          68,327                    --                 6,260                    --
Roger M. Barzun                           26,000                10,000                 6,880                 6,880
Terrance W. Allan                         29,331                    --                 4,695                    --


COMPENSATION OF DIRECTORS.

   All non-employee directors receive annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant. Messrs. Pirasteh and Sergi waived their initial option grant under this plan. During fiscal 1999, each non-employee who did not otherwise receive compensation from the Company received an annual director's fee of $12,500 and if he serves as chairman of at least one committee of the Board of Directors, an additional annual director's fee of $2,500. All fees are paid quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings.

   In December 1998 Messrs. Pirasteh and Sergi were each granted options to purchase 50,000 shares of Common Stock at market value, such options vest over three years, commencing with the date of grant.

   On January 13, 1998 the Board of Directors granted ten-year stock options to Messrs. Abernathy (65,000 shares), Davies (100,000 shares) Hemsley (75,000) and Lever (65,000 shares). The options vested upon the later of the Company's achievement of certain financial objectives or on the ninth anniversary of the grant date. With the completion of the transaction with KTI, the options vested in full. See also "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," following, for a description of compensation arrangements during fiscal 1999 between the Company and Messrs.
Davies and Hemsley.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Mr. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997. He was compensated at the rate of $5,000 per month under a one-year consulting agreement until June 1998, when he entered into an employment agreement at the same rate of pay. Mr. Davies also receives reimbursement of expenses incurred by him in carrying out his duties and responsibilities. In October 1998, Mr. Davies voluntarily took a 10% salary reduction, which may be repaid in the future at the discretion of Oakhurst's Board. In December 1998, Mr. Davies entered into an employment agreement with OTI which provides for a base salary of $60,000, plus a car allowance of $250 per month. Both the Oakhurst and OTI employment agreements expire on February 28, 2001.

Mr. Hemsley. Mr. Hemsley had been employed by Oakhurst or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with Oakhurst through his wholly-owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was elected to the Board of Directors and currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst. The Oakhurst employment agreement provides for a base salary of $85,000 (of which 10% is deferred under a voluntary salary reduction, which may be repaid in the future at the discretion of the Board of Directors). In December 1998, Mr. Hemsley entered into an employment agreement with OTI which provides for a base salary of $40,000 annually, plus a car allowance of $250 per month. Both the Oakhurst and OTI employment agreements expire on February 28, 2001.

Mr. Frank . In fiscal 1997, in light of SCPI's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 1999, Mr.
Frank was paid $6,250 in respect of this bonus plan.

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

Mr. Allan. SCPI has a three-year employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provides for a base salary of $115,050. The agreement provides for the payment of an annual management bonus based upon the defined profits of SCPI's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the SCPI that exceed $2,000,000. The agreement was extended in September 1996 and has been renewed on a year-to-year basis.

In the event of non-renewal of the agreement, the executive is entitled to an aliquot portion of the bonus he would have earned during the year of non-renewal, since the contract year does not coincide with the fiscal year of the Company. The agreement also provides that if the executive's employment terminates by reason of his death or disability, he is entitled to the greater of one years' salary or the salary for the balance of the term of the agreement and the management bonus that would otherwise have been paid to him. If the executive's employment is otherwise terminated without cause, he is entitled to his salary and bonuses for the greater of one year or the balance of the term of the agreement.

The agreement provides for a car allowance and the executive is eligible to participate in all defined contribution plans, survivor and supplemental benefits, short and long-term disability benefits and all other benefit plans and perquisites available now or in the future to the senior executives of the Company.

The agreement also provides for certain termination rights in the event of a change in control of the Company. Change in control is defined to include certain changes in the make-up of the Company's board of directors or a sale of the Company's assets or business. The executive has the right to terminate his employment within a defined period, ranging up to one year, following a change in control and (i) to be paid his base salary for a period of up to 24 months following such termination; (ii) to continue to receive for a like period the benefits that he is entitled to receive under his agreement and (iii) to be paid 25% of base salary in lieu of all bonus entitlement. The agreement also provides for substantially the same payments and benefits in the event the executive's employment is terminated by the Company without cause as a result of a change in control. In the event of any termination other than for cause, or voluntary resignation in the absence of a change in control, the executive's options become fully exercisable for a period of seven months following termination. If a change in control had occurred on May 1, 1999 and if Mr. Allan had exercised his rights of termination, payments by the Company would have been approximately $302,500 in the aggregate.

Mr. Barzun. Mr. Barzun is compensated pursuant to a December 1992 employment agreement, as amended, under which he provides general counsel services to the Company on a part-time basis. Under the agreement, Mr. Barzun is entitled to a minimum salary of $56,250; participation in benefit plans made available to other executives; reimbursement of Company-related business expenses; and payment in a lump sum of six months' salary in the event his employment is terminated without cause. In October 1998, in light of the time requirements of the Company, Mr. Barzun reduced his pay to $25,000 annually. In January 1999, Mr. Barzun received a $17,500 bonus for his efforts in respect of the organization of OTI.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

   During fiscal 1999, Mr. Davies was a member of the Compensation Committee of the Company and of SCPI. Mr. Frank serves on the Compensation Committee of SCPI and is a director of SCPI and of the Company.

   The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction.

   In December 1998, KTI purchased approximately 1.7 million of Oakhurst's common stock, representing 35% of the common stock outstanding after the purchase, at the market price of $0.50 per share. In conjunction with the private placement of stock, KTI committed under a loan agreement to lend Oakhurst up to $11.5 million, and in certain circumstances, up to $17 million (see Notes 1 and 4 to the Consolidated Financial Statements). Funding under the KTI Loan is to be used principally to enable OTI to finance the Business Plan for New Heights, pursuant to an Investment Agreement between New Heights, OTI and KTI (see Note 12 to the Consolidated Financial Statements). In addition, KTI agreed to provide, directly or through OTI, the funding requirements of the New Heights Business Plan. In December 1998, New Heights appointed KTI to manage its facility, pursuant to an Operating and Maintenance Agreement and OTI entered into a non-exclusive License Agreement for the use of waste rubber recycling technology owned by KTI's subsidiary, KTI Recycling.

   Pursuant to these transactions, in January 1999, KTI nominated two directors, Messrs. Pirasteh and Sergi, to each of the Boards of Directors of Oakhurst and OTI.

   See also "Compensation of Directors" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".


REPORT ON EXECUTIVE COMPENSATION IN THE 1999 FISCAL YEAR.

   This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended February 28, 1999. All members of the Committees are non-employee directors. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

   Compensation Policy. The overall intent in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders and that are sufficiently competitive to attract and retain the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options.

   Chief Executive Officer's Compensation. The consulting fees paid and the stock options granted to the Company's Chief Executive Officers in 1999 are the result of written agreements that were negotiated between Messrs. Davies and Hemsley and the Company and that are described above under the heading, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." Compensation was determined to be appropriate by the members of the Committees serving at the time based on the nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officers' prior financial and accounting experience in former employments; and the subjective judgement of the members of a reasonable level of compensation.

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

   Bonuses. Bonuses payable to Messrs. Frank and Allan under their employment agreements consist of an Annual Management Bonus and in the case of Mr. Allan, an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation, LIFO adjustments and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The amount of the bonus pool allocation is based on Mr. Frank's recommendations to SCPI's Compensation Committee. Mr. Frank's recommendations, in turn, are based on his subjective judgement, formed by over fifty years experience with the business, of the performance of each officer during the preceding year. Mr. Frank is entitled to a minimum Annual Management Bonus of 15% of salary provided that SCPI has earnings for the year in question. Bonuses paid in fiscal 1998 related to earnings in the prior year.

   The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 1998 and 1999 and accordingly no Annual Executive Bonuses were paid.

   The bonus percentages and amounts contained in the executive's employment agreements are based on the executive's years of service, his perceived importance to the profitability of SCPI and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus and what is fair and reasonable. No bonuses were paid to any other executive officers of the Company during fiscal 1999.

   Stock Options. The Committees believe that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The 1998 grant to an executive officer, other than the Chief Executive Officer, was based on the subjective judgement of the Stock Plans Committee as to what constituted an appropriate option grant in light of the executive's performance since the last option granted to him. The exercise price of stock option grants to date is equal to the market price of the Common Stock on the date of grant.

   Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the significant net operating loss carryforwards of SCPI, the deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board.

     The Compensation Committee                  The Stock Plans Committee
          Joel S. Lever                          John D. Abernathy
          John D. Abernathy                      Joel S. Lever
          Ross Pirasteh
          Robert M. Davies

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


PERFORMANCE GRAPH.

     The following graph compares the percentage change in the Company's cumulative total stockholder return on Common Stock for the last five years with
(i) the Dow Jones Global US Market Index (a broad market index) and (ii) the Dow Jones Retailers - Other Specialty Index, a group of companies whose marketing strategy is focused on a limited product line, such as automotive parts, over the same period.
Both indices are published in the Wall Street Journal.

     The returns are calculated assuming the value of an investment in the Company's stock and each index of $100 on the Company's February 28, 1994 fiscal year end and that all dividends were reinvested; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.






                                    [CHART]



                               1994           1995          1996           1997           1998           1999

Oakhurst Company, Inc.        100.00         135.00         47.48          45.00          45.00          62.50
DJ Global US                  100.00          84.51        120.29         164.95         246.73         252.93
Dow Jones Retailers-Other     100.00          89.97         94.52         126.68         120.68          96.65



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


     This item sets forth certain information regarding ownership of the Company's common stock at May 1, 1999. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of May 1, 1999, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     This table sets forth each person, other than management, known by the Company to own beneficially more than 5% of the outstanding common stock of the Company.


NAME AND ADDRESS                               NUMBER OF SHARES OF
OF BENEFICIAL OWNER                                COMMON STOCK               PERCENTAGE OF CLASS
-------------------                            -------------------            --------------------
KTI, Inc. (1)
700 Boulevard East
Guttenberg, NJ 07093                                1,730,056                        35.0%
Anthony N. Puma (2)
6014 Castle Creek Road
Arlington, TX 76017                                  266,667                          5.4%

--------------

(1) These shares were purchased at the market value in December 1998 as part of a financing transaction between Oakhurst and KTI.

(2) These shares were issued as part of the purchase by the Company of Puma Products, Inc. from Mr. Puma in fiscal 1995. In fiscal 1997, the Company sold Puma Products, Inc. back to Mr. Puma.

SECURITY OWNERSHIP OF MANAGEMENT.

     The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11 and by all directors, all such named individuals and all executive officers of the Company as a group.



NAME OF BENEFICIAL OWNER                      SHARES OF COMMON STOCK                 PERCENTAGE OF CLASS
------------------------                      ----------------------                 -------------------
John D. Abernathy                                   112,996 (1)                              2.24%
Mark Auerbach                                       132,996 (2)                              2.62%
Robert M. Davies                                    538,492 (3)                             10.19%
Bernard H. Frank                                     70,034 (4)                              1.40%
Maarten D. Hemsley                                  399,812 (5)                              7.61%
Joel S. Lever                                       143,815 (6)                              2.85%
Ross Pirasteh                                        16,666 (7)(11)                             *
Martin J. Sergi                                     136,666 (7)(11)                          2.76%
Roger M. Barzun                                      32,160 (8)                                 *
Terrance W. Allan                                    29,831 (9)                                 *
All directors and executive
officers as a group (10                           1,613,468 (10)                            26.54%
persons):

--------------

*        Rounds to less than 1%

1. This number includes shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

2. These shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

3. This number includes 340,992 shares issuable under outstanding stock options that are exercisable at prices ranging from $0.50 to $3.37 per share.

4. This number includes 68,327 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.25 to $2.00 per share.

5. This number includes 308,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share.

6. This number includes 94,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

7. 50,000 shares each were issued to Mr. Pirasteh and Mr. Sergi upon their election to the Oakhurst Board of Directors, one-third of which were immediately exercisable. The options were issued at $0.50 per share.

8. This number includes 26,000 shares issuable under outstanding stock options that are exercisable at prices ranging from $0.88 to $2.00 per share.

9. This number includes 29,331 shares issuable under outstanding stock options that are exercisable at prices ranging from $1.25 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

10. This number includes 1,135,394 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1999 at prices ranging from $0.50 to $3.375 per share.

11. Messrs. Pirasteh and Sergi are directors, officers and stockholders of KTI and therefore under rules of the Securities and Exchange Commission may be deemed to be beneficial owners of the 1.7 million shares of Oakhurst held by KTI, although each of them disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to information contained under the headings "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation," in Item 11.

                             ----------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as a part of this report.

         1.  Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets: February 28, 1999 and February
                           28, 1998

                  Consolidated Statements of Operations for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997

                  Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997

                  Notes to Consolidated Financial Statements

         2.  The following Financial Statement Schedules for the fiscal years ended February 28, 1999, February 28, 1998 and February 28, 1997 are submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.


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

   3.2            By-laws - as amended through January 13, 1998.

   4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

  *4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 - filed herewith.

 /10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

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

 /10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 /10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

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

 /10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

 /10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

  10.13 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

x/10.14 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 (filed as Exhibit
                  10.26 to the

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

   10.18 Second, and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively.

   10.19 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of.

   10.20 Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Filed as Exhibit
                  99.1 to the Company's Registration Statement on Form 8-A filed on January 5, 1999.

*x/10.21 Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998.

  *10.22 Fourth Amendment to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998.

  *10.23 Investment Agreement among Oakhurst Company, Inc., Oakhurst Technology, Inc. and KTI, Inc. dated as of December 29, 1998.

  *10.24 Intercreditor Agreement among Oakhurst Company, Inc., KTI, Inc. and FINOVA Capital Corporation dated December 29, 1998.

  *10.25        Stock Purchase and Investment Agreement between Oakhurst
                  Technology, Inc. and Sterling Construction Company dated as of January 19, 1999.

  *10.26 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999.

*x/10.27          Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998.

*x/10.28 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998.

 *x/10.29 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998.

 *x/10.30 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998.

   *18.1          Letter regarding change in accounting principle.

    21            Subsidiaries at February 28, 1999:
                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Co., Inc. - New York
                           Oakhurst Management Corporation - Texas
                           Oakhurst Technology, Inc - Delaware

   *23            Consent of Deloitte & Touche LLP.

   *27            Financial Data Schedule (EDGAR transmission only).

   *27.1 Restated Financial Data Schedule for the quarter ended November 30, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

   *27.2 Restated Financial Data Schedule for the quarter ended August 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

   *27.3 Restated Financial Data Schedule for the quarter ended May 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

   *27.4 Restated Financial Data Schedule for the year ended February 28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

   *27.5 Restated Financial Data Schedule for the quarter ended November 30, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

   *27.6 Restated Financial Data Schedule for the quarter ended August 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

    *27.7 Restated Financial Data Schedule for the quarter ended May 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

    *27.8 Restated Financial Data Schedule for the year ended February 28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).




-----------------

/       Management contract or compensatory plan or arrangement.

*filed herewith


(b) Reports on Form 8-K:

    The following reports on Form 8-K were filed during the last quarter covered by this report:

          Item                                                Date of Report
          ----                                                --------------
           2      Acquisition or Disposition of Assets        December 29, 1998
           5      Other Events

           2      Acquisition or Disposition of Assets        January 19, 1999


    No financial statements were filed with these reports.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OAKHURST COMPANY, INC.

Date: May 26, 1999                      By:  /s/  Robert M. Davies
                                           -----------------------------------
                                                  Robert M. Davies
                                                  Chief Executive Officer
                                                  (duly authorized officer)

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

         SIGNATURES                                     TITLES                              DATE
         ----------                                     ------                              ----
   /s/   Robert M. Davies                       Chairman of the Board of Directors      May 26, 1999
-----------------------------------------       and Chief Executive Officer
Robert M. Davies                                (principal executive officer)

   /s/   Maarten D. Hemsley                     President, Chief Financial              May 26, 1999
---------------------------------------         Officer and Director (principal
Maarten D. Hemsley                              financial and accounting officer)
                                                Director


   /s/   John D. Abernathy                      Director                                May 26, 1999
---------------------------------------
John D. Abernathy


   /s/   Mark Auerbach                          Director                                May 26, 1999
---------------------------------------
Mark Auerbach


   /s/   Bernard H. Frank                       Director                                May 26, 1999
---------------------------------------
Bernard H. Frank


   /s/   Joel S. Lever                          Director                                May 26, 1999
---------------------------------------
Joel S. Lever


   /s/   Ross Pirasteh                          Director                                May 26, 1999
---------------------------------------
Ross Pirasteh


   /s/   Martin J. Sergi                        Director                                May 26, 1999
---------------------------------------
Martin J. Sergi

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.:


We have audited the accompanying consolidated balance sheets of Oakhurst Company, Inc. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1999, 1998 and 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for the years ended February 28, 1999,1998, and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended February 28, 1999 Oakhurst Company, Inc.'s majority-owned subsidiary, Steel City Products, Inc. changed its method of accounting for inventory.




 /s/ Deloitte & Touche LLP


Pittsburgh, Pennsylvania
May 21, 1999





                                      -F1-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                      ASSETS                                          FEBRUARY 28,    FEBRUARY 28,
                                                                                          1999            1998
                                                                                                      (as restated)
                                                                                      ------------    ------------
Current assets:
     Cash .........................................................................   $        241    $         47
     Trade accounts receivable, less allowance of $388 and $461, respectively .....          3,330           4,026
     Other receivables ............................................................            158             223
     Inventories ..................................................................          6,045           6,452
     Other ........................................................................            159             226
                                                                                      ------------    ------------
                       Total current assets .......................................          9,933          10,974
                                                                                      ------------    ------------

Property and equipment, at cost ...................................................          2,045           1,782
     Less accumulated depreciation ................................................         (1,344)         (1,098)
                                                                                      ------------    ------------
                                                                                               701             684
                                                                                      ------------    ------------
Investments:
     Equity .......................................................................          1,125            --
     Other ........................................................................          1,379            --
Note receivable ...................................................................          1,330            --
Excess of cost over net assets acquired, net ......................................          2,080           2,275
Other assets ......................................................................            328             383
                                                                                      ------------    ------------
                                                                                             6,242           2,658
                                                                                      ------------    ------------
                                                                                      $     16,876    $     14,316
                                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................................   $      5,662    $      6,392
     Accrued compensation .........................................................            509             519
     Current maturities of long-term obligations ..................................            218             646
     Current maturities of long-term obligations, related parties .................             88              88
     Accrued interest .............................................................             78              76
     Other accrued expenses .......................................................            399             249
                                                                                      ------------    ------------
                       Total current liabilities ..................................          6,954           7,970
                                                                                      ------------    ------------

Long-term obligations:
     Long-term debt ...............................................................          4,669           4,058
     Long-term debt, related parties ..............................................          3,408             198
     Other long-term obligations ..................................................            177              62
                                                                                      ------------    ------------
                                                                                             8,254           4,318
                                                                                      ------------    ------------

Commitments and contingencies .....................................................           --              --

Stockholders' equity:
     Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ...           --              --
     Common stock, par value $0.01 per share; authorized 14,000,000
       shares; issued 4,943,018 and 3,207,053 shares, respectively ................             49              32
     Additional paid-in capital ...................................................         47,204          46,535
     Deficit (Reorganized on August 26, 1989) .....................................        (45,584)        (44,538)
     Treasury stock, at cost, 207 common shares ...................................             (1)             (1)
                                                                                      ------------    ------------
                       Total stockholders' equity .................................          1,668           2,028
                                                                                      ------------    ------------
                                                                                      $     16,876    $     14,316
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



                                      -F2-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   FISCAL            FISCAL            FISCAL
                                                                 YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                 FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                                                    1999              1998              1997
                                                                                 (as restated)     (as restated)
                                                               --------------    --------------    --------------
Sales ......................................................   $       31,660    $       32,307    $       41,928
Other income ...............................................              492               286               327
                                                               --------------    --------------    --------------
                                                                       32,152            32,593            42,255
                                                               --------------    --------------    --------------


Cost of goods sold, including occupancy and
   buying expenses .........................................           25,849            26,126            32,555
Operating, selling and administrative expenses .............            6,337             6,705            10,573
Provision for doubtful accounts ............................              106               165               102
Amortization of excess of cost over net assets acquired ....              194               194               448
Interest expense ...........................................              558               634               843
Income from the sale of real estate ........................             --              (1,760)             --
(Income) loss on assets held for sale -
   H&H and Puma (see Note 2) ...............................             --                 (72)            3,493
                                                               --------------    --------------    --------------

                                                                       33,044            31,992            48,014
                                                               --------------    --------------    --------------
(Loss) income before loss on equity
   investment and income taxes .............................             (892)              601            (5,759)
                                                               --------------    --------------    --------------

Loss from equity investment ................................             (150)             --                --
                                                               --------------    --------------    --------------

Current income tax expense .................................               (4)              (16)              (12)
Deferred income tax expense ................................             --              (1,000)           (3,086)
                                                               --------------    --------------    --------------
                                                                           (4)           (1,016)           (3,098)
                                                               --------------    --------------    --------------

Net loss ...................................................   $       (1,046)   $         (415)   $       (8,857)
                                                               ==============    ==============    ==============



Basic and diluted per share amounts ........................   $        (0.30)   $        (0.13)   $        (2.77)
                                                               ==============    ==============    ==============

Weighted average number of shares outstanding
   used in computing per share amounts .....................        3,501,075         3,206,179         3,200,140
                                                               ==============    ==============    ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.





                                      -F3-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                           ADDITIONAL
                                                            COMMON          PAID-IN        RETAINED       TREASURY
                                                             STOCK          CAPITAL         DEFICIT        STOCK         TOTALS
                                                           ---------      -----------     ----------    -----------    -----------
BALANCE AT FEBRUARY 29, 1996 (AS RESTATED)...............  $      32      $    46,522     $  (35,266)   $        (1)   $    11,287
Net loss.................................................                                     (8,857)                       (8,857)
Employee stock award.....................................          *                7                                            7
                                                           ---------      -----------     ----------    -----------    -----------
BALANCE AT FEBRUARY 28, 1997 (AS RESTATED)...............         32           46,529        (44,123)            (1)         2,437
Net loss ................................................                                       (415)                         (415)
Employee stock award.....................................          *                6                                            6
                                                           ---------      -----------     ----------    -----------    -----------

BALANCE AT FEBRUARY 28, 1998 (AS RESTATED)...............         32           46,535        (44,538)            (1)         2,028
Net loss ................................................                                     (1,046)                       (1,046)
Employee stock award.....................................          *                6                                            6
Issuance of common stock, net of expenses................         17              663                                          680
                                                           ---------      -----------     ----------    -----------    -----------
BALANCE AT FEBRUARY 28, 1999 ............................  $      49      $    47,204     $  (45,584)   $        (1)   $     1,668
                                                           =========      ===========     ==========    ===========    ===========


     *  Rounds to less than $1 thousand






              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                      -F4-

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                     FISCAL            FISCAL             FISCAL
                                                                                   YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                                                   FEBRUARY 28,     FEBRUARY 28,       FEBRUARY 28,
                                                                                      1999              1998              1997
                                                                                                    (AS RESTATED)     (AS RESTATED)
                                                                                 --------------    --------------    --------------
Cash flows from operating activities:
   Loss from continuing operations ...........................................   $       (1,046)   $         (415)   $       (8,857)
   Adjustments to reconcile loss from continuing
     operations to net cash (used in) provided by operating activities:
       Depreciation and amortization .........................................              537               661             1,207
       Deferred tax expense ..................................................             --               1,000             3,086
       Gain on sale of real estate ...........................................             --              (1,761)             --
       Loss on assets held for sale ..........................................             --                --               3,297
       Loss on retirement of assets ..........................................                9                18                36
       Employee stock award ..................................................                6                 6                 7
   Other changes in operating assets and liabilities:
       Accounts receivable ...................................................              696              (144)             (255)
       Inventories ...........................................................              407              (474)            1,198
       Accounts payable ......................................................             (730)              286               760
       Other .................................................................              177               216               330
                                                                                 --------------    --------------    --------------
Net cash (used in) provided by operating activities of:
   Continuing operations .....................................................               56              (607)              809
   Discontinued operations ...................................................             (294)             (294)             (255)
                                                                                 --------------    --------------    --------------
Net cash (used in) provided by operating activities: .........................             (238)             (901)              554
                                                                                 --------------    --------------    --------------

Cash flows from investing activities:
   Additions to property and equipment .......................................             (297)             (347)             (187)
   Proceeds from the sale of real estate .....................................             --               2,657              --
   Acquisition of subsidiaries, net of cash acquired .........................             --                --                 (79)
   Loss on assets held for sale ..............................................             --                --                (196)
   Purchase of investments ...................................................           (3,834)             --                --
   Other .....................................................................             --                  52               (25)
                                                                                 --------------    --------------    --------------
Net cash (used in) provided by investing activities ..........................           (4,131)            2,362              (487)
                                                                                 --------------    --------------    --------------

Cash flows from financing activities:
   Net borrowings under revolving credit agreement ...........................              552               162               693
   Proceeds from issuance of long-term debt ..................................            3,561              --               1,510
   Issuance of common stock, net of expenses .................................              680              --                --
   Repayment of notes payable ................................................             --                (105)             --
   Principal payments on long-term obligations ...............................             (230)           (1,475)           (2,276)
   Deferred loan costs .......................................................             --                 (35)             (273)
                                                                                 --------------    --------------    --------------
Net cash provided by (used in) financing activities ..........................            4,563            (1,453)             (346)
                                                                                 --------------    --------------    --------------
Net increase (decrease) in cash ..............................................              194                 8              (279)
Cash at beginning of year ....................................................               47                39               318
                                                                                 --------------    --------------    --------------
Cash at end of year ..........................................................   $          241    $           47    $           39
                                                                                 ==============    ==============    ==============

Supplemental disclosures of cash flow information:
   Cash paid during the year for operating activities:
     Interest ................................................................   $          555    $          667    $          791
                                                                                 ==============    ==============    ==============
     Income taxes, net of refunds received ...................................   $           10    $           16    $           (3)
                                                                                 ==============    ==============    ==============

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for new equipment ....................   $          144    $         --      $         --
                                                                                 ==============    ==============    ==============

     Fiscal year ending February 28, 1997:
       A note payable of $105 and a non-compete agreement with a discounted value of $274 were issued in connection with the acquisition of a subsidiary (see Note 14). In addition, there were charges relating to the disposal of two subsidiaries (see Note 2).



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

         Oakhurst acquired all of the outstanding capital stock of H&H Distributors d/b/a Harry Survis, ("H&H") of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Puma Products, Inc. ("Puma") in January 1994, August 1994 and October 1994, respectively. In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC") a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries. In March 1996, Dowling's acquired the outstanding capital stock of G&O Sales Company ("G&O") (see Note 14). In May 1997 and June 1997, Oakhurst sold the capital stock of H&H and Puma, respectively (see Note 2).

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights (see Note 12) and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In December 1998, OTI acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power LLC ("New Heights") which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. Summarized financial information for New Heights is not presented as New Heights has not completed its evaluation of the impact of adopting fresh-start accounting upon its emergence from bankruptcy in December 1998.

         The accompanying consolidated financial statements include the accounts of subsidiaries for which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Business Activities:

         The Company's operations at February 28, 1999 consisted of three businesses, two of which are primarily engaged in the wholesale distribution trade to the automotive aftermarket. SCPI is a wholesale distributor




                                      -F6-
operating under the trade name Steel City Products principally selling automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores, based mainly in the Northeastern United States. In fiscal 1996, SCPI also began the wholesale distribution of non-food pet supplies, primarily to supermarket retailers. Dowling's is a wholesale distributor of automotive radiators and related parts mostly serving radiator repair shops in the New York, Connecticut, New Jersey and greater Philadelphia, Pennsylvania markets. OTI is principally engaged in investments in the recycling and waste-to-energy business.

         For the year ended February 28, 1997, the Company's operations also included H&H and Puma. H&H was involved in the retail and wholesale distribution and installation of automotive accessories and cellular phones. Puma was a wholesale distributor of high quality truck and van conversion products to automotive and truck converters, restylers and accessories retailers.

   Fiscal Year:

         The Company's fiscal year ends on the last day of February.

   Inventories:

         The Company's inventories are stated at the lower of cost or market. In fiscal 1999 SCPI changed its method of inventory valuation from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method. The change is reported as if it were effective on the first day of the Company's fiscal year 1997 (March 1, 1996). The accounting change was made because the Company believes that this method of accounting will reflect inventory at a value that more closely represents current costs. Dowling's inventory has been historically valued using the FIFO method.

         The effect of the change in accounting principle was to increase the net loss reported by $7,000 and $96,000 for fiscal 1998 and 1997, respectively. There was no effect on the net loss per share for fiscal 1998, and an additional $0.03 per share for fiscal 1997. The effect of this restatement was to increase retained earnings (deficit) as of March 1, 1996 by $388,000.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 3-10 years; and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense was approximately $271,000, $278,000 and $493,000 in fiscal 1999, 1998 and 1997, respectively.

  Investments:

         Oakhurst accounts for investments in affiliated companies with a 20% or greater ownership interest on the equity basis of accounting and accordingly, consolidated results of operations include Oakhurst's share of the income or loss of such affiliated companies. Oakhurst utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest as there is no readily determinable market value.

   Excess of Cost Over Net Assets Acquired:

         The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over periods ranging from 15 to 40 years. The unamortized values at February 28, 1999 and 1998, are net of accumulated amortization of approximately $989,000 and $795,000, respectively, and relate principally to the acquisition of Dowling's in fiscal 1995.



                                      -F7-

         Oakhurst periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

   Earnings Per Share:

         During fiscal 1998, Oakhurst adopted statement SFAS No. 128, "Earnings per Share". This standard requires presentation of basic and diluted earnings per share and restatement of all prior period earnings per share presented. Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 28, 1999, there were options to purchase 1,682,357 shares of common stock outstanding that were not included in the computation of diluted earnings per share because of the antidilutive effect on the net loss per share.

   New Accounting Standards:

         As of March 1, 1998, the Company adopted two standards, SFAS No. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information", respectively. Both of these new standards relate to the presentation of financial information rather than impacting the computation of net income or earnings per share. SFAS 130 requires that companies present "comprehensive income", which in addition to the current definition of net income includes certain amounts recorded directly in equity. The adoption of SFAS No. 130 had no effect on the Company's consolidated financial statements.

         SFAS 131 mandates the management approach to identifying business segments. Under the management approach, segments are defined as the organizational units that have been established for internal performance evaluation purposes. In adopting this standard, the Company has defined its specific business segments. See Note 11 for further information.

         In June 1998, the SFAS issued No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.



                                      -F8-

2.  SALE OF SUBSIDIARIES

         Effective as of May 31, 1997, Oakhurst entered into an agreement to sell all of the capital stock of Puma, and in July 1997, Oakhurst entered into an agreement to sell all of the capital stock of H&H. Because there was no net realizable value relative to such subsidiaries, the results for fiscal 1997 included a charge related to the disposal of such subsidiaries representing the net effect of the write-off of the net assets of the subsidiaries and the related excess of cost over net assets acquired. The results for fiscal 1998 include other income from these two subsidiaries, including recoveries on certain insurance claims related to H&H.

         Effective as of May 31, 1997, the former owner of Puma, who was a director of Oakhurst until January 1999, acquired the capital stock of Puma in exchange for his repayment of the revolving debt attributable to Puma of approximately $400,000, the cancellation of a note payable and an earn-out to him aggregating $1.2 million, the forgiveness of Oakhurst's intercompany debts to Puma and the payment by Oakhurst of $50,000. The agreement contains mutual releases and provided for a payment to Oakhurst in the event of a re-sale of Puma's stock within one year, equal to 12.5% of the excess of any such sales price (including debt assumed by an acquirer) over $1 million. The buyer of Puma also acquired all of the assets relating to SCPI's Wing-Tech division for the net book value of approximately $170,000. As a result of the sale of Puma, Oakhurst was relieved of contingent liabilities in respect of Puma's lease and employment agreement obligations aggregating approximately $500,000.

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

3.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                                  FEBRUARY 28,      FEBRUARY 28,
                                                                                      1999              1998
                                                                                  ------------      ------------
              Leasehold improvements.........................................     $        468      $        451
              Office furniture, warehouse equipment and vehicles.............            1,577             1,331
                                                                                  ------------      ------------
                                                                                         2,045             1,782
              Less accumulated depreciation..................................           (1,344)           (1,098)
                                                                                  ------------      ------------
                                                                                  $        701      $        684
                                                                                  ============      ============


         In December 1997, SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. Accordingly, in the fourth quarter of fiscal 1998 SCPI recorded a pre-tax gain of approximately $1.8 million in connection with the sale. After repayment of the term loan secured by the property, the net proceeds of approximately $1.6 million were used to reduce revolving debt, to cover the expenses of moving SCPI's operations to newer, leased premises and to make certain improvements to such premises.







                                      -F9-

4.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS


            Long-term obligations, including the present value of the Creditor Notes (see Note 7), consist of the following (in thousands):

                                                                                         FEBRUARY 28,   FEBRUARY 28,
                                                                                            1999           1998
                                                                                       --------------  -------------
   Revolving Credit Agreement due in April 2000 ..................................     $        4,595  $       4,043
   KTI Loan, due April 2001 ......................................................              3,299             --
   Dowling's Notes, due quarterly through March 2001 .............................                198            286
   Capital lease obligations for computer and warehouse equipment,
         due monthly through October 2003.........................................                167             27
   Creditor Notes (Note 7)........................................................                147            522
   Subordinated loan for leasehold improvements
         due monthly through October 2003.........................................                 92             --
   Other..........................................................................                 62            174
                                                                                       --------------  -------------
                                                                                                8,560          5,052
   Less current portion...........................................................               (306)          (734)
                                                                                       --------------  -------------
                                                                                       $        8,254  $       4,318
                                                                                       ==============  =============


         On March 28, 1996, Oakhurst and its subsidiaries entered into a two year revolving credit agreement with an institutional lender that provided for a total facility for Oakhurst and its then subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") secured by a mortgage on SCPI's real estate and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility carried interest at the higher of the Citibank N.A. base rate plus 1.5%, or $5,000 per month and borrowings under the Revolver are subject to a borrowing base that is calculated according to defined accounts receivable and inventory levels of Oakhurst's subsidiaries' except OTI. The Credit Facility had an initial term of two years and contained restrictive financial covenants, including among other things, the maintenance of defined subsidiary and consolidated tangible net worth levels and consolidated current ratio and limitations on annual cash dividends. The Credit Facility is secured by the accounts receivable, inventories and fixed assets of Oakhurst and its subsidiaries,except OTI, contains certain Revolver prepayment penalties and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         In June 1997, Oakhurst and its subsidiaries entered into an agreement with the lender to amend the Credit Facility to reflect the dispositions of H&H and Puma. The agreement principally reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base, and amended certain financial covenants, including the elimination of the consolidated tangible net worth covenant. In September 1997, Oakhurst and its subsidiaries reached an agreement with the lender to extend the Revolver beyond its initial two year term to April 1999 and paid a fee of $35,000 in connection with the renewal. The Credit Agreement provides for subsequent automatic renewal terms of one year each, upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the Agreement. In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.

         In March 1999, the Credit Agreement was renewed to April 2000 and amended further to increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants to include a minimum level of Earnings Before Interest Taxes, Depreciation and Amortization (EBITDA).

         At February 28, 1999, the borrowing base under the Revolver was approximately $4.9 million. During fiscal 1999, the borrowing base ranged from $4.5 million to $5.5 million, and averaged approximately $5.0 million.






                                     -F10-

         The Dowling's Notes were issued in connection with the fiscal 1995 acquisition of Dowling's, bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon.

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Credit Facility, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is to be repaid in monthly installments through October 2003.

         In December 1998, Oakhurst entered into a Multiple Advance Term Loan Facility (the "KTI Loan") with KTI pursuant to which KTI committed to loan up to $11.5 million. Such amount may increase to a maximum of $17 million to the extent that the funding for the New Heights Business Plan exceeds the minimum specified therein (see Note 12). The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and is due in its entirety in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the institutional lender of the Credit Facility, and is secured by a pledge of all the capital stock of OTI, and all of OTI's equity interest in New Heights. As such, funds drawn by Oakhurst will be invested in OTI to facilitate the funding of the New Heights Business Plan or related investments.

         Long-term obligations mature during each fiscal year as follows (in thousands):

                 FISCAL
                 ------
                  2000..........................        $      306
                  2001..........................             4,753
                  2002..........................             3,386
                  2003..........................                70
                  2004..........................                45
                                                        ----------
                                                        $    8,560
                                                        ==========

5.   FINANCIAL INSTRUMENTS

         Financial instruments at February 28, 1999 and 1998 consist of the following (in thousands):


                                                           FEBRUARY 28, 1999         FEBRUARY 28, 1998
                                                         ----------------------    ---------------------
                                                         CARRYING       FAIR         CARRYING     FAIR
                                                           VALUE        VALUE          VALUE      VALUE
                                                         ---------     --------     ----------  --------
         Credit Facility............................      $ 4,595      $ 4,595       $  4,043   $  4,043
         KTI Loan...................................        3,299        3,299            --         --
         Note Receivable from Sterling..............        1,330        1,330            --         --
         Creditor Notes.............................          147          295            522        580
         Subordinated Loan..........................           92           92            --         --

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities.

6.  INCOME TAXES

         At February 28, 1999, Oakhurst has, for tax reporting purposes, estimated net operating tax loss carry-forwards of approximately $154 million which expire in the years 2001 through 2012. Under SFAS No. 109, Oakhurst records as an asset the estimated future benefit of its net operating tax loss carry-forwards and other tax benefits.

         Fluctuations in market conditions and trends and other changes in the Company's earnings base, such as subsidiary acquisitions and disposals, warrant periodic management reviews of the recorded tax asset to determine




                                     -F11-
if an increase or decrease in the recorded valuation allowance is necessary to change the tax asset to an amount that management believes will more likely than not be realized.

         In fiscal 1997, the Board of Directors of Oakhurst made the decision to dispose of Puma and H&H, which led to a further increase of approximately $4.9 million in the valuation allowance of the deferred tax asset, with a corresponding charge to deferred tax expense for the year ended February 28, 1997. In fiscal 1998, the valuation allowance was increased to the full value of the deferred tax asset, resulting in an additional charge to deferred tax expense of $701,000 for the year ended February 28, 1998. If future profit levels exceed current expectations and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of approximately $8 million to deferred tax expense for fiscal 1998, 1997 and 1996, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

         Income tax expense consists of the following (in thousands):

                                                            FISCAL           FISCAL           FISCAL
                                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                         FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                             1999             1998             1997
                                                         ------------     ------------     ------------
         Current tax expense.........................    $          4     $        313     $         12
         Current tax benefit from utilization of
           net operating tax loss carryforwards......              --             (297)              --
                                                         ------------     ------------     ------------
                                                                    4               16               12
         Increase in valuation allowance
           of the deferred tax asset.................             263              703            4,887
         Deferred tax (benefit) expense .............            (263)             297           (1,801)
                                                         ------------     ------------     ------------
         Income tax (benefit) expense................    $          4     $      1,016     $      3,098
                                                         ============     ============     ============

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                                    FISCAL           FISCAL            FISCAL
                                                                  YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                  FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                                                      1999            1998              1997
                                                                 -------------    ------------      -------------
         Tax (benefit) expense at the U.S.
           federal statutory rate..........................      $        (354)   $        204      $      (1,958)
         State income tax expense (benefit),
           net of refunds and federal benefit..............                  4              11                  7
         Increase in deferred tax asset
           valuation allowance.............................                263             703              4,887
         Non-deductible costs..............................                 91              98                162
                                                                 -------------    ------------      -------------
             Income tax expense............................      $           4    $      1,016      $       3,098
                                                                 =============    ============      =============




                                     -F12-

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 28, 1999, expire as follows (in thousands):

               Fiscal
               ------
               2001 ..........................      $   12,000
               2002 ..........................          52,000
               2003 ..........................          22,000
               2004 ..........................          49,000
               2005 ..........................          13,000
               2010...........................           1,000
               2011...........................           2,000
               2012 ..........................           3,000
                                                    ----------
                                                    $  154,000
                                                    ==========

7.  DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to Retail Acquisition Corp. ("RAC") in September 1990, when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities. SCPI remained contingently liable for certain of those liabilities. Subsequently, RAC was forced into bankruptcy and in fiscal 1993, SCPI participated in a global settlement pursuant to which SCPI issued $2.5 million of non-interest bearing notes (the "Creditor Notes") solely for the benefit of contingent creditors. In return, SCPI and Oakhurst were relieved of any further obligations to contingent creditors, except for payment on the Creditor Notes.

         The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $9,000, $34,000 and $56,000 is included in results of continuing operations for fiscal 1999, 1998 and 1997, respectively. In addition, income of $127,000 associated with the expiration of unpresented Creditor Notes is included in results of continuing operations for fiscal 1999.

         The accompanying statements of cash flows reflect any cash payments associated with the disposal of the former Retail Division as discontinued operations.

8.   STOCK OPTIONS

         In fiscal 1995, the Board of Directors and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the "1994 Omnibus Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). Under both plans, the exercise price of the option granted may not be less than the fair market value of the common stock on the date of the grant and the term of the grant may not exceed ten years.

         The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. In fiscal 1998 and 1997 options issuable under the plan were increased by 450,000 and 350,000 options, respectively. The options generally vest over a four year period and expire ten years from the date of the grant. None of these options have been exercised.

         The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. The plan provides that on every May 1, each non-employee director holding office on such date shall receive a fully-exercisable, fully vested, ten year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignation. None of these options have been exercised.





                                     -F13-

         In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Omnibus Plan provides for the issuance of 700,000 shares. The options generally vest over a three year period. None of the options granted under the 1998 Omnibus Plan have been exercised.

         In fiscal 1992, the Board of Directors granted ten year options to purchase 194,388 shares of Oakhurst's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the exercise price of 49,984 of such options was reduced to $2.00 per share. These options are fully vested, will remain exercisable through 2001, and each employee's options expire upon such employee's resignation.

         The following tables summarize the activity under the four plans:


                         1998 Omnibus Plan(a)        1994 Omnibus Plan(b)          Directors Plan           Fiscal 1992 Grant(c)

                        Shares     Price range       Shares       Price range    Shares      Price range     Shares    Price range
                       ---------   ------------    -----------    -----------   ---------    -----------   ----------  -----------
Outstanding at 2/96:          --             --        442,584    $ 1.25-3.88      42,000    $ 2.75-3.38      179,395  $ 2.00-2.75
Granted                       --             --         49,900    $ 1.16-1.25      15,000    $      1.22           --           --
Expired                       --             --        (21,850)   $ 12.5-3.88      (9,000)   $ 1.22-3.38      (29,992) $      2.75
                       ---------   ------------    -----------    -----------   ---------    -----------   ----------  -----------

Outstanding at 2/97:          --             --        470,634    $ 1.16-3.88      48,000    $ 1.22-3.38      149,400  $ 2.00-2.75
Granted                       --             --        466,600    $ 0.88-1.00      12,000    $      1.00           --           --
Expired                       --             --        (35,100)   $ 1.16-3.88      (3,000)   $      2.75      (20,827) $      2.00
                       ---------   ------------    -----------    -----------   ---------    -----------   ----------  -----------
Outstanding at 2/98:          --             --        902,134    $ 0.88-3.88      57,000    $ 1.00-3.38      128,573  $ 2.00-2.75
Granted                  600,000   $       0.50             --             --       9,000    $      0.84           --           --
Expired                       --             --        (14,350)   $ 1.00-3.88          --             --           --           --
                       ---------   ------------    -----------    -----------   ---------    -----------   ----------  -----------
Outstanding at 2/99:     600,000   $       0.50        887,784    $ 0.88-3.88      66,000    $ 0.84-3.38      128,573  $ 2.00-2.75
                       =========   ============    ===========    ===========   =========    ===========   ==========  ===========

(a) Of the 600,000 options issued in fiscal 1999, one third are immediately exercisable, one third vest in December 1999 and one third vest in December 2000.

(b) Of the options granted in fiscal 1997, 49,500 were immediately exercisable. Of the options granted in fiscal 1998, 50,000 vested in May 1998 and 305,000 were to vest upon the earlier of the achievement of certain defined objectives, a change of control of the Company, or the ninth anniversary of the grant date. Upon consummation of the transaction with KTI in December 1998, the 305,000 options became fully vested.

(c) In December 1998, the options issued under the Fiscal 1992 grant were extended three years and one month beyond the date of the KTI closing (December 29, 1998).









                                     -F14-

         The following table summarizes information about stock options outstanding and exercisable at February 28, 1999:

                               Options outstanding              Options exercisable
                    ---------------------------------------   ------------------------
                                     Weighted     Weighted                   Weighted
                                      average     average                     average
   Range of                          remaining    exercise                   exercise
exercise price         Number       contractual     price         Number       price
  per share          of shares      life (years)  per share     of shares    per share
  ---------          ---------      ------------  ---------     ---------    ---------
$0.88 - $3.88          887,784         7.24        $  1.51       857,484     $   1.53
$0.50 - $0.50          600,000         9.81        $  0.50       199,998     $   0.50
$1.00 - $3.38           66,000         6.86        $  2.04        66,000     $   2.04
$2.00 - $2.75          128,573         2.92        $  2.58       128,573     $   2.58
                   -----------                                 ---------
                     1,682,357                                 1,252,055
                   ===========                                 =========


  At February 28, 1998, options were exercisable for 614,882 shares at a weighted average exercise price of $2.20 per share.

  As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. The net loss during fiscal 1999, 1998 and 1997 would have been increased by $306,000, $50,000 and $34,000 or $0.09, $0.02 and
$0.01 per share, respectively, had the Company used the fair value method to determine compensation costs instead of the intrinsic value method. The pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since March 1, 1995 under the following assumptions in each year:

                                            1999         1998           1997
                                          -------      --------       --------
     Risk free interest rate                6.00%        6.00%          6.50%
     Expected volatility                    93.0%        68.0%          32.0%
     Expected life of options              10.00 years   8.33 years    10.00 years
     Expected dividends                     none         none           none


9.  EMPLOYEE PENSION PLAN

  Oakhurst and its subsidiaries maintain a profit-sharing plan ("the Plan") covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. Total plan related expense was approximately $33,200, $60,000 and $53,000 in fiscal 1999, 1998 and 1997, respectively.

10.  OPERATING LEASES

  The Company leases its subsidiaries' warehouses under operating leases which expire over the next six years. Generally, the leases are net leases that require payment by the Company of executory expenses such as real estate taxes, insurance, maintenance and other operating costs. The leases generally provide for renewal options. Certain of these leases were with related parties (see Note
16).




                                     -F15-

  Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

                Fiscal
                ------
                  2000........................................  $  595
                  2001........................................     555
                  2002........................................     525
                  2003........................................     365
                  2003........................................     149
            Thereafter........................................      62
                                                                ------
                  Total future minimum rental payments          $2,251
                                                                ======


         Total rent expense for all operating leases amounted to approximately $642,000, $443,000 and $703,000 for fiscal 1999, 1998 and 1997, respectively.

11.  SEGMENT INFORMATION

         The Company historically has operated as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. Dowling's is a wholesale distributor of automotive radiators and related parts mostly serving radiator repair shops in the New York, Connecticut, New Jersey, and Greater Philadelphia, Pennsylvania markets. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):

=================================================================================================================================
Fiscal 1999
                                                                                                          CONSOLIDATED
SEGMENTS                                            SCPI       DOWLING'S       OTI(a)      CORPORATE(b)        TOTAL
                                                   -------     ---------       ------      ------------   --------------
Net sales                                          $18,092     $  13,568           --                --   $       31,660
                                                   =======     =========     ========      ============   ==============
Operating profit (loss)                            $   803     $     200     $    (47)     $     (1,290)  $         (334)
Interest expense                                                                                                    (558)
                                                                                                          --------------
Loss before equity investment and income taxes                                                                      (892)
Net loss in equity affiliate                                                     (150)                              (150)
Income taxes                                                                                                          (4)
                                                                                                          --------------
     Net loss                                                                                             $       (1,046)
                                                                                                          ==============
Depreciation and amortization                      $   120     $     201     $      1      $        215   $          537
Segment assets                                     $ 6,797     $   4,083     $  3,968      $      2,028   $       16,876
Investment in equity affiliate                          --            --     $  1,125                --   $        1,125
Capital expenditures                               $   178     $     108     $      3      $          8   $          297

=================================================================================================================================





                                     -F16-

==============================================================================================================
Fiscal 1998
                                                                                              CONSOLIDATED
SEGMENTS                                           SCPI(c)     DOWLING'S     CORPORATE(b)         TOTAL
                                                   -------     ---------     ------------     --------------
Net sales                                          $17,879     $  14,428               --     $       32,307
                                                   =======     =========     ============     ==============
Operating profit (loss)                            $ 2,353     $     351     $     (1,469)    $        1,235
Interest expense                                                                                        (634)
                                                                                              --------------
Income before taxes                                                                                      601
Income taxes                                                                                          (1,016)
                                                                                              --------------
     Net loss                                                                                 $         (415)
                                                                                              ==============
Depreciation and amortization                      $   174     $     215     $        272     $          661
Segment assets                                     $ 7,215     $   4,878     $      2,223     $       14,316
Capital expenditures                               $   279     $      55     $         13     $          347
==============================================================================================================



============================================================================================================================
Fiscal 1997
                                                                                                               CONSOLIDATED
SEGMENTS                             SCPI       DOWLING'S       H&H(d)        PUMA(d)      CORPORATE(b)            TOTAL
                                     ----       ---------       ------        -------      ------------        ------------
Net sales                          $17,977      $  14,593       $3,709        $ 5,649                --        $     41,928
                                   =======      =========       ======        =======      ============        ============
Operating profit (loss)            $   653      $     425       $ (213)       $  (197)     $     (5,584)       $     (4,916)
Interest expense                                                                                                       (843)
                                                                                                               -------------
Loss before taxes                                                                                                     (5,759)
Income taxes                                                                                                          (3,098)
                                                                                                               -------------
 Net loss                                                                                                      $      (8,857)
                                                                                                               =============
Depreciation and amortization      $   276      $     258       $   74        $    53      $        546        $       1,207
Segment assets                     $ 8,621      $   5,118           --             --      $      2,460        $      16,199
Capital expenditures               $     7      $     145       $   16        $    14      $          5        $         187
============================================================================================================================


(a) OTI was formed in fiscal 1999; the loss in equity affiliate relates to - OTI's ownership share of New Heights loss from December 1998 to February 1999.

(b) Corporate segment assets are primarily goodwill associated with the acquisition of Dowling's

(c) In fiscal 1998, SCPI sold its warehouse facility in Pittsburgh, Pennsylvania and recorded a gain of $1.8 million on the sale. SCPI moved its operations to a newer, leased facility in McKeesport, Pennsylvania.

(d) H&H and Puma were sold in fiscal 1998 and were reflected as assets held for sale at the end of fiscal 1997. Fiscal 1997 results reflect a charge of $3.5 million primarily from the write-off of goodwill associated with the two subsidiary disposals.

12.  COMMITMENTS AND CONTINGENCIES

         SCPI has employment agreements with two senior executives that provide termination rights in the event of a change in control of SCPI, as defined. The rights include payments ranging from twelve to twenty-four months of the executives' base salaries, along with continuation of benefits and certain other payments to each




                                     -F17-
executive. Each agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreements were extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal or unless replaced by a new agreement. In fiscal 1999, one SCPI executive entered into a new employment agreement which provided for termination rights similar to those described above.

         In fiscal 1996, Oakhurst entered into employment agreements with certain senior executives of Dowling's that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire in February 2001.

         In December 1998, Oakhurst entered into employment agreements with two senior executives of Oakhurst that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire in February 2001.

         Also in December 1998, OTI entered into employment agreements with two senior executives of OTI that provide for certain termination rights in the event that the executive's employment were to be terminated by OTI without cause. The employment agreements expire in February 2001.

         In December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, permitting costs, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return a 50% equity interest in New Heights. The funding requirements are specified in a Business Plan that provides for three phases. Phase One of the Business Plan provides for the removal of approximately 70,000 tons of scrap tires from the New Heights site and the establishment of a crumb rubber processing facility, and also includes the obligation to establish a waste paper recycling facility. The funding requirement for Phase One is at least $4.5 million and not more than $8.5 million. OTI is required to use its best efforts to implement Phase Two of the Business Plan, subject to approval of the New Heights Board. Phase Two provides for the permitting and start-up of waste-to-energy operations, and requires an investment (including the Phase One investment) of at least $8.5 million and not more than $13.5 million. Phase Three of the Business Plan provides for the building of an environmental campus at New Heights, requiring funding of at least $12 million and not more than $17 million (including the Phase One and Two investments). Subject to the satisfaction of certain conditions precedent (including the obtaining of permits) if the specified investments are not made by OTI within the time periods required by the Business Plan, amounts available to Oakhurst under the KTI Loan may be reduced, and OTI's 50% equity interest in New Heights may be reduced.

         In January 1999, OTI acquired an equity interest of approximately 7% in Sterling at a cost of $1.35 million, and acquired $1.35 million of Sterling's convertible subordinated notes. Sterling is a Texas-based pipe laying and road building contractor. Pursuant to the terms of such acquisition, the original shareholders of Sterling may require OTI to acquire a further approximate 7% equity interest at a cost of $1.35 million, upon the achievement of defined growth objectives. If such objectives are not achieved, OTI may nevertheless acquire such additional equity shares, at its discretion.

         Management is unaware of any other significant contingencies.

13.  NOTE RECEIVABLE

         As part of OTI's investment in Sterling, OTI acquired $1.35 million of Sterling's convertible subordinated notes. The note receivable bears interest at the rate of 8%, payable quarterly, and is due in its entirety on December 31, 2005.



                                     -F18-

         The note is convertible into shares of common stock of Sterling, at any time at the option of OTI.

14.  ACQUISITIONS

     On March 28, 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania. The purchase price of approximately $210,000 consisted of $105,000 in cash, with the balance in the form of a note payable to the seller. The note carried interest at 7% and was paid in full on the first anniversary of the acquisition date, together with interest thereon. The seller continues with G&O under a four year employment agreement.

     In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provided for aggregate payments of $315,000 over a three-year period that began in March 1996 and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75% and the related asset is being amortized over the life of the agreement, which is ten years.

     The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):


         Fair value of assets acquired.........................        $279
         Liabilities assumed...................................          67
                                                                      -----
            Net assets acquired................................       $ 212
                                                                      =====

15.  CORPORATE REORGANIZATION

         Under the 1991 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to Oakhurst or cancel such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI required subsequent to fiscal 1994 have not yet been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI and that additional Series A Preferred shares outstanding and related dividends may be canceled once the valuations are completed.

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

16.  RELATED PARTY TRANSACTIONS

         In fiscal 1994, H&H entered into a seven-year lease with Harold Garfinkel, the President and former owner of H&H, for the principal property from which it conducted its business. The purchaser of H&H assumed all future obligations under the lease effective as of July 1998. The lease required annual lease payments of $144,000. H&H paid Mr. Garfinkel $48,000 and $144,000 in fiscal 1998 and 1997 respectively, under this lease.


         In fiscal 1995, Puma entered into a six-year lease with Anthony Puma, the former Chairman of Puma, and until January 1999, a director of Oakhurst, for the facility from which it conducted its business. The purchaser of Puma assumed all future obligations under the lease effective as of May 1998. The lease required minimum




                                     -F19-
in full on the first anniversary of the acquisition date, together with interest thereon. The seller continues with G&O under a four year employment agreement.

     In connection with the acquisition, Dowling's entered into a non-competition agreement with the seller that provided for aggregate payments of $315,000 over a three-year period that began in March 1996 and for payments of 7.5% of the defined profits of G&O for the first four years of ownership. The value of the non-competition agreement has been discounted using an imputed interest rate of 9.75% and the related asset is being amortized over the life of the agreement, which is ten years.

     The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets were acquired and liabilities were assumed as follows (in thousands):


         Fair value of assets acquired.........................        $279
         Liabilities assumed...................................          67
                                                                      -----
            Net assets acquired................................       $ 212
                                                                      =====

15.  CORPORATE REORGANIZATION

         Under the 1991 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to Oakhurst or cancel such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI required subsequent to fiscal 1994 have not yet been completed. Management expects that such revaluations, when complete, will result in a cumulative decrease in the valuation of SCPI and that additional Series A Preferred shares outstanding and related dividends may be canceled once the valuations are completed.

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

16.  RELATED PARTY TRANSACTIONS

         In fiscal 1994, H&H entered into a seven-year lease with Harold Garfinkel, the President and former owner of H&H, for the principal property from which it conducted its business. The purchaser of H&H assumed all future obligations under the lease effective as of July 1998. The lease required annual lease payments of $144,000. H&H paid Mr. Garfinkel $48,000 and $144,000 in fiscal 1998 and 1997 respectively, under this lease.


         In fiscal 1995, Puma entered into a six-year lease with Anthony Puma, the former Chairman of Puma, and until January 1999, a director of Oakhurst, for the facility from which it conducted its business. The purchaser of Puma assumed all future obligations under the lease effective as of May 1998. The lease required minimum




                                     -F19-
annual lease payments of approximately $80,000. Puma paid Mr. Puma approximately $20,000 and $80,000 in fiscal 1998 and 1997 respectively, under this lease.

         Two of the Company's senior executives are principals of a private equity advisory firm that introduced to OTI the investment in Sterling. Upon making the investment, OTI paid the advisory firm a customary introduction fee of $40,000 and granted the advisory firm a participation in any gain on the eventual sale of the investment, in both cases at the same rates as paid or granted by other investors in the transaction. A similar fee and related equity interest will be due in the event that a further equity investment is made in Sterling by OTI (see Note 12).





                                     -F20-

                                                                     SCHEDULE II

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


----------------------------------------------------------------------------------------------------------------------------
           COLUMN A                          COLUMN B                COLUMN C                  COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT     CHARGED         CHARGES TO                          BALANCE
                                             BEGINNING      TO COSTS      OTHER ACCOUNTS       DEDUCTIONS       AT END
           DESCRIPTION                       OF PERIOD    AND EXPENSES     - DESCRIBE         - DESCRIBE       OF PERIOD
============================================================================================================================

Allowance for doubtful accounts deducted from trade accounts receivable:

Years ended:
    February 28, 1999.....................  $     461              101     $          -     $       174(A)    $        388
                                            ==========     ===========     ============     ===========       ============
    February 28, 1998.....................  $     555              165     $          -     $       259(A)    $        461
                                            ==========     ===========     ============     ===========       ============
    February 28, 1997.....................  $      558             102     $          -     $       105(A)    $        555
                                            ==========     ===========     ============     ===========       ============





(A)  Amounts were deemed uncollectible.








                                     -F21-

                               INDEX TO EXHIBITS


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

   3.2            By-laws - as amended through January 13, 1998.

   4.1            Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

   4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 - filed as exhibit 4.2 to company's annual report on form 10-k for the fiscal year ended February 28, 1998.

 /10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

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

 /10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 /10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

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

/10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

/10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

 10.13 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

/10.14 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc. dated as of October 1, 1996 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

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

  10.18 Second, and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively. Filed as Exhibit 10.18 to Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

  10.19 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of Nov. 11, 1997. Filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998.

  10.20 Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Filed as Exhibit
                  99.1 to the Company's Registration Statement on Form 8-A filed on January 5, 1999.

 */10.21          Amendment to the 1994 Omnibus Stock Plan, amended as of
                  December 18, 1998

    *10.22 Fourth Amendment to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998.

    *10.23 Investment Agreement among Oakhurst Company, Inc., Oakhurst Technology, Inc. and KTI, Inc. dated as of December 29, 1998.

    *10.24 Intercreditor Agreement among Oakhurst Company, Inc., KTI, Inc. and FINOVA Capital Corporation dated December 29, 1998.

   *10.25 Stock Purchase and Investment Agreement between Oakhurst Technology, Inc. and Sterling Construction Company dated as of January 19, 1999.

   *10.26 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999.

 */10.27          Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998.

 */10.28 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998.

 */10.29 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998.

 */10.30 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998.

     *18.1        Letter regarding change in accounting principle

      21          Subsidiaries at February 28, 1999:
                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Co., Inc. - New York
                           Oakhurst Management Corporation - Texas
                           Oakhurst Technology, Inc - Delaware

    *23           Consent of Deloitte & Touche LLP.

    *27           Financial Data Schedule (EDGAR transmission only).

    *27.1 Restated Financial Data Schedule for the quarter ended November 30, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

    *27.2 Restated Financial Data Schedule for the quarter ended August 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

    *27.3 Restated Financial Data Schedule for the quarter ended May 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

    *27.4 Restated Financial Data Schedule for the year ended February 28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

    *27.5 Restated Financial Data Schedule for the quarter ended November 30, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

    *27.6 Restated Financial Data Schedule for the quarter ended August 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

    *27.7 Restated Financial Data Schedule for the quarter ended May 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

    *27.8 Restated Financial Data Schedule for the year ended February 28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).




-----------------

/       Management contract or compensatory plan or arrangement.

*filed herewith