Form 10-Q
period 1999-05-31
OAKHURST CO INC
filed 1999-07-09
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1999
                                ------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               3513 CONCORD PIKE, SUITE 3527, WILMINGTON, DELAWARE
                                      19803
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 1, 1999, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES


 Condensed Consolidated Balance Sheets at May 31, 1999
  and February 28, 1999 ...............................................        3


 Condensed Consolidated Statements of Operations for the three month
  periods ended May 31, 1999 and May 31, 1998 .........................        4


 Condensed Consolidated Statements of Cash Flows for the three month
  periods ended May 31, 1999 and May 31, 1998 .........................        5


 Notes to Condensed Financial Statements ..............................        6

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                     ASSETS                                                  MAY 31,            FEBRUARY 28,
                                                                                              1999                 1999
                                                                                           ------------         ------------
 Current assets:
      Cash ........................................................................        $        255         $        241
      Trade accounts receivable, less allowance of $397 and $388, respectively ....               3,474                3,330
      Other receivables ...........................................................                 182                  158
      Inventories .................................................................               6,525                6,045
      Other .......................................................................                 224                  159
                                                                                           ------------         ------------
                          Total current assets ....................................              10,660                9,933
                                                                                           ------------         ------------

 Property and equipment, at cost ..................................................               2,079                2,045
      Less accumulated depreciation ...............................................              (1,347)              (1,344)
                                                                                           ------------         ------------
                                                                                                    732                  701
                                                                                           ------------         ------------
 Investments:
      Equity ......................................................................               1,018                1,125
      Other .......................................................................               1,379                1,379
 Note receivable ..................................................................               1,330                1,330
 Excess of cost over net assets acquired, net .....................................               2,033                2,080
 Other assets .....................................................................                 317                  328
                                                                                           ------------         ------------
                                                                                                  6,077                6,242
                                                                                           ------------         ------------
                                                                                           $     17,469         $     16,876
                                                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable ............................................................        $      7,399         $      5,662
      Accrued compensation ........................................................                 416                  509
      Current maturities of long-term obligations .................................                 234                  218
      Current maturities of long-term obligations, related parties ................                  88                   88
      Accrued interest ............................................................                 105                   78
      Other accrued expenses ......................................................                 202                  399
                                                                                           ------------         ------------
                          Total current liabilities ...............................               8,444                6,954
                                                                                           ------------         ------------

 Long-term obligations:
      Long-term debt ..............................................................               4,218                4,669
      Long-term debt, related parties .............................................               3,527                3,408
      Other long-term obligations .................................................                 165                  177
                                                                                           ------------         ------------
                                                                                                  7,910                8,254
                                                                                           ------------         ------------

 Commitments and contingencies ....................................................                  --                   --

 Stockholders' equity:
      Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ..                  --                   --
      Common stock, par value $0.01 per share; authorized 14,000,000
      shares; issued 4,943,018 shares .............................................                  49                   49
      Additional paid-in capital ..................................................              47,204               47,204
      Deficit (Reorganized on August 26, 1989) ....................................             (46,137)             (45,584)
      Treasury stock, at cost, 207 common shares ..................................                  (1)                  (1)
                                                                                           ------------         ------------
                          Total stockholders' equity ..............................               1,115                1,668
                                                                                           ------------         ------------
                                                                                           $     17,469         $     16,876
                                                                                           ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                   THREE MONTHS          THREE MONTHS
                                                                       ENDED                ENDED
                                                                      MAY 31,              MAY 31,
                                                                       1999                  1998
                                                                   -------------         -------------
 Sales ....................................................        $       8,220         $       8,010
 Other income .............................................                   53                    32
                                                                   -------------         -------------
                                                                           8,273                 8,042
                                                                   -------------         -------------

 Cost of goods sold, including occupancy and
   buying expenses ........................................                6,603                 6,576
 Operating, selling and administrative expenses ...........                1,628                 1,624
 Provision for doubtful accounts ..........................                   54                    10
 Amortization of excess of cost over net assets acquired ..                   49                    49
 Interest expense .........................................                  246                   137
 Other ....................................................                   --                    --

                                                                   -------------         -------------
                                                                           8,580                 8,396
                                                                   -------------         -------------
 Loss before loss on equity
   investment and income taxes ............................                 (307)                 (354)

 Loss from equity investment ..............................                 (246)                   --

 Income tax expense .......................................                   --                    (5)

                                                                   -------------         -------------

 Net loss .................................................        $        (553)        $        (359)
                                                                   =============         =============


 Basic and diluted net loss per share .....................        $       (0.11)        $       (0.11)
                                                                   =============         =============

 Weighted average number of shares outstanding used in
   computing basic and diluted per share amounts ..........            4,943,018             3,208,936
                                                                   =============         =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                             THREE MONTHS         THREE MONTHS
                                                                                ENDED                 ENDED
                                                                               MAY 31,               MAY 31,
                                                                                1999                  1998
                                                                            -------------         -------------
 Cash flows from operating activities:
     Net loss ......................................................        $        (553)        $        (359)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Depreciation and amortization ..............................                  138                   137
        Employee stock awards ......................................                   --                     5
     Other changes in operating assets and liabilities:
        Accounts receivable ........................................                 (144)                 (223)
        Inventories ................................................                 (480)                  796
        Accounts payable ...........................................                1,737                  (877)
        Other ......................................................                 (292)                  (71)
                                                                            -------------         -------------
 Net cash provided by (used in) operating activities of:
     Continuing operations .........................................                  406                  (592)
     Discontinued operations .......................................                   --                     6
                                                                            -------------         -------------
 Net cash provided by (used in) operating activities ...............                  406                  (586)
                                                                            -------------         -------------

 Cash flows from investing activities:
     Additions to property and equipment ...........................                  (95)                  (65)
     Reduction in investment .......................................                  107                    --
     Other .........................................................                   --                     1
                                                                            -------------         -------------
 Net cash provided by (used in) investing activities ...............                   12                   (64)
                                                                            -------------         -------------

 Cash flows from financing activities:
     Net (repayments) borrowings under revolving credit agreement ..                 (517)                  754
     Borrowings under long-term debt obligations ...................                  230                    --
     Principal payments on long-term obligations ...................                  (42)                  (55)
     Deferred loan costs ...........................................                  (75)                   --
                                                                            -------------         -------------
 Net cash (used in) provided by financing activities ...............                 (404)                  699
                                                                            -------------         -------------

 Net increase in cash ..............................................                   14                    49
 Cash at beginning of period .......................................                  241                    47
                                                                            -------------         -------------
 Cash at end of period .............................................        $         255         $          96
                                                                            =============         =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999



1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or the "Company") was formed as a result of a merger transaction in fiscal 1992, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI and represents 90% of the voting stock of SCPI. The accompanying condensed financial statements reflect this control and include the accounts of SCPI.

         Oakhurst owns all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Oakhurst Management Corporation ("OMC").

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In December 1998 OTI acquired a 50% equity interest in, and became the managing member of New Heights which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. Summarized financial information for New Heights is not presented as New Heights has not completed its evaluation of the impact of adopting fresh-start accounting upon its emergence from bankruptcy in December 1998.

         The accompanying condensed consolidated financial statements include the accounts of subsidiaries for which the Company has a greater than 50% ownership interest and all intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal, recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 1999 ("fiscal 1999") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 29, 2000.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is presently required to be adopted in years beginning after June 15, 1999. Oakhurst does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

3.  SEGMENT INFORMATION

         Oakhurst has historically operated as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. Dowling's is a wholesale distributor of automotive radiators and related parts mostly serving radiator repair shops in the New York, Connecticut, New Jersey, and Greater Philadelphia, Pennsylvania markets. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):

==========================================================================================================================
Quarter ended May 31, 1999                                                                                    CONSOLIDATED
SEGMENTS                           SCPI             DOWLING'S             OTI               CORPORATE             TOTAL
                                -----------        -----------         -----------         -----------         -----------
 Net sales                      $     5,625        $     2,595                  --                  --         $     8,220
                                ===========        ===========         ===========         ===========         ===========

 Operating profit (loss)        $       376        $      (120)        $       (45)        $      (272)        $       (61)

 Segment assets                 $     7,336        $     4,219         $     3,783         $     2,131         $    17,469
==========================================================================================================================

==========================================================================================================================
Quarter ended May 31, 1998                                                                                    CONSOLIDATED
SEGMENTS                           SCPI             DOWLING'S             OTI              CORPORATE              TOTAL
                                -----------        -----------         -----------        -----------         -----------
 Net sales                      $     4,855        $     3,155                  --                 --         $     8,010
                                ===========        ===========         ===========        ===========         ===========

 Operating profit (loss)        $       212        $       (81)                 --        $      (348)        $      (217)

 Segment assets (a)             $     6,649        $     4,867                  --        $     2,144         $    13,660
==========================================================================================================================

(a) In fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out method (LIFO) to the first-in, first-out method
(FIFO). Segment assets for the quarter ended May 31, 1998 have been restated as if the change had taken place at the beginning of such period.

4.  CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the May 31, 1998 condensed consolidated statement of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Oakhurst Company, Inc. ("Oakhurst" or "the Company"), a holding company, was formed as part of a merger transaction in fiscal 1992 in which Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst. Management believes that the corporate structure resulting from the merger transaction will facilitate capital formation by Oakhurst while permitting Oakhurst and its subsidiaries to file consolidated tax returns so that both may utilize the tax benefits (including approximately $154 million of net operating loss carry-forwards) attributable principally to SCPI. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI, and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock. Oakhurst's ownership of SCPI facilitates the preservation and utilization of SCPI's net operating loss carry-forwards.

         Until the formation of its wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in December 1998, Oakhurst was involved primarily in the distribution of products to the automotive after-market. Its largest business, which is conducted by SCPI under the trade name "Steel City Products", is the distribution of automotive parts and accessories and of non-food pet supplies to independent retailers from a facility in McKeesport, Pennsylvania. Oakhurst's subsidiary, Dowling's Fleet Service Co., Inc. ("Dowling's") is a New York-headquartered distributor of automotive radiators and related products.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI") that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million, and in certain circumstances up to $17 million, under a loan agreement. KTI is an integrated waste management company with specific experience in the turnaround of co-generation facilities. In December 1998 OTI acquired a 50% equity interest in, and became the managing member of New Heights Recovery & Power, LLC ("New Heights") which is to re-develop an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

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

         The Sterling subordinated debt is convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming exercise of its right to acquire an additional approximately 7% of Sterling stock, OTI would own between 16% and 17% of Sterling following conversion of the debt.

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

         At May 31, 1999, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), pursuant to which approximately $4.1 million was borrowed under a revolving credit facility (the "Revolver"), (ii) notes payable of $198,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"), (iii) notes payable with outstanding principal balances aggregating approximately $147,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division, (iv) a Subordinated Loan of $88,000,
(v) notes payable aggregating $86,000 for the purchase of vehicles at Dowling's, and (vi) a balance of $3.5 million outstanding under the KTI Loan.

         Oakhurst and its subsidiaries, except OTI, have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the subsidiaries' accounts receivable and inventories. At May 31, 1999, the aggregate borrowing base under the Revolver was $5.6 million. In March 1999 the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI,
(ii) increase the interest rate to Citibank N.A. base rate plus 2% and (iii) amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margin.

YEAR 2000

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1999, SCPI acquired a new, integrated, Year 2000 compliant computer system to completely replace its old information technology system. SCPI is in the process of implementing the system, which is expected to be completed by September 1999. At Dowling's, the consultant who developed the existing software of its customized information technology system was engaged to re-write the computer code to be Year 2000 compliant; this was completed in December 1998. No critical noninformation technology systems have been identified by Oakhurst and its subsidiaries which are not Year 2000 compliant. The Company's Year 2000 plan also includes contacting its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of Oakhurst's Year 2000 plan is expected to be completed by July 1999.

         To date, the Company has spent approximately $230,000 on the Year 2000 issue and believes that the remaining potential cost related to the issue will be less than $25,000. The amount spent to date includes approximately $10,000 for the software upgrade at Dowling's and approximately $220,000 for the purchase of the new system at SCPI. In addition to achieving Year 2000 compliance, SCPI's new system is expected to provide other important operating benefits as compared with its former system.

         The Company believes that only minor and temporary interruptions in service may be experienced by the Company and its subsidiaries, suppliers and customers regarding Year 2000 issues. In the worst case, the Company would be able to continue to conduct its business through the use of manual systems.

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to, statements concerning anticipated sales, profit levels, customers and cash flows) are forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At May 31, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the consolidated results of SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive parts and accessories and non-food pet supplies; Dowling's, a distributor of automotive radiators and related parts headquartered in Mt. Vernon, New York; together with OTI and the administrative costs of SCPI and Oakhurst.

THREE MONTHS ENDED MAY 31, 1999 COMPARED WITH THREE MONTHS ENDED MAY 31, 1998

         Consolidated sales in the current year first quarter increased by approximately $210,000, or by 2.6% when compared with the prior year.

         Sales by SCPI increased by approximately $770,000 compared with the first quarter of the prior year. Sales to existing automotive customers increased by approximately $384,000, due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $231,000 for the quarter. Sales of non-food pet products totaled $562,000, an increase of $155,000 compared with the first quarter of the prior year, due primarily to increased sales to existing customers.

         Sales at Dowling's decreased by $560,000 compared with the first quarter of the prior year due principally to mild weather throughout the period, combined with a general slowness in demand for radiator products and aggressive price competition.

         Gross profits were $1.6 million, or 19.7% of sales, in the current year period compared with $1.4 million, or 18.0% of sales, in the prior year period. The increase in gross profit resulted from the higher sales volume at SCPI, and improved margins at SCPI and Dowling's.

         There was an increase in the provision for doubtful accounts of $44,000 compared with the first quarter of the prior year. Prior year results included a reduction to SCPI's reserve due to better collection efforts. At Dowling's the allowance for doubtful accounts was increased in the current quarter due to slow payments by one significant customer.

         Interest expense increased by $109,000 when compared to the prior year, due primarily to interest incurred on the KTI loan.

         There was a loss from affiliates of approximately $246,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

          *10.1  Extension of Finova loan

           27.   Financial Data Schedule (EDGAR transmission only).

----------------------

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


                                        OAKHURST COMPANY, INC.


Date:    July 8, 1999                   By:  /s/   Robert M. Davies
                                             --------------------------
                                             Mr. Robert M. Davies
                                             Chief Executive Officer


Date:    July 8, 1999                   By:  /s/   Maarten D. Hemsley
                                             --------------------------
                                             Mr. Maarten D. Hemsley
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
*10.1       Extension of Finova loan

 27.        Financial Data Schedule (EDGAR transmission only).

-----------------

*    Management contract or compensatory plan or arrangement