Form 10-Q
period 1999-08-31
OAKHURST CO INC
filed 1999-10-15
CIK 874238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 1999
                                ---------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           25-1655321
------------------------                           ------------------------
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

                                 (817) 416-0717
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

         As of October 1, 1999, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES



Condensed Consolidated Balance Sheets at August 31, 1999
 and February 28, 1999 ................................................       3


Condensed Consolidated Statements of Operations for the three month
 periods ended August 31, 1999 and August 31, 1998 .....................      4


Condensed Consolidated Statements of Operations for the six month
 periods ended August 31, 1999 and August 31, 1998 .....................      5


Condensed Consolidated Statements of Cash Flows for the six month
 periods ended August 31, 1999 and August 31, 1998 .....................      6


Notes to Condensed Consolidated Financial Statements ...................      7

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

ASSETS                                                                                    August 31,  February 28,
                                                                                             1999         1999
                                                                                          ----------  ------------
Current assets:
         Cash .........................................................................    $    162     $    241
         Trade accounts receivable, less allowance of $413 and $388, respectively .....       3,898        3,330
         Other receivables ............................................................         268          158
         Inventories ..................................................................       5,753        6,045
         Other ........................................................................         153          159
                                                                                           --------     --------
                           Total current assets .......................................      10,234        9,933
                                                                                           --------     --------

Property and equipment, at cost .......................................................       2,127        2,045
         Less accumulated depreciation ................................................      (1,413)      (1,344)
                                                                                           --------     --------
                                                                                                714          701
                                                                                           --------     --------
Investments:
         Equity .......................................................................       2,905        1,125
         Other ........................................................................       1,379        1,379
Note receivable .......................................................................       1,330        1,330
Excess of cost over net assets acquired, net ..........................................       1,983        2,080
Other assets ..........................................................................         305          328
                                                                                           --------     --------
                                                                                              7,902        6,242
                                                                                           --------     --------
                                                                                           $ 18,850     $ 16,876
                                                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable .............................................................    $  5,610     $  5,662
         Accrued compensation .........................................................         487          509
         Current maturities of long-term obligations ..................................         243          218
         Current maturities of long-term obligations, related parties .................          88           88
         Accrued interest .............................................................         276           78
         Other accrued expenses .......................................................         168          399
                                                                                           --------     --------
                           Total current liabilities ..................................       6,872        6,954
                                                                                           --------     --------

Long-term obligations:
         Long-term debt ...............................................................       5,404        4,669
         Long-term debt, related parties ..............................................       5,873        3,408
         Other long-term obligations ..................................................         157          177
                                                                                           --------     --------

                           Total long-term obligations ................................      11,434        8,254
                                                                                           --------     --------
Commitments and contingencies .........................................................          --           --

Stockholders' equity:
         Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued ....          --           --
         Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018 ...................................................          49           49
         Additional paid-in capital ...................................................      47,204       47,204
         Deficit (Reorganized on August 26, 1989) .....................................     (46,708)     (45,584)
         Treasury stock, at cost, 207 common shares ...................................          (1)          (1)
                                                                                           --------     --------
                           Total stockholders' equity .................................         544        1,668
                                                                                           --------     --------
                                                                                           $ 18,850     $ 16,876
                                                                                           ========     ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)




                                                                       Three months        Three months
                                                                           Ended               Ended
                                                                       August 31, 1999    August 31, 1998
                                                                       ---------------    ---------------
Sales ...............................................................    $     8,952        $     8,946
Other income ........................................................            131                125
                                                                         -----------        -----------
                                                                               9,083              9,071
                                                                         -----------        -----------

Cost of goods sold, including occupancy and buying expenses .........          7,293              7,338
Operating, selling and administrative expenses ......................          1,596              1,660
Provision for doubtful accounts .....................................             18                 48
Amortization of excess of cost over net assets acquired .............             49                 49
Interest expense ....................................................            315                137
                                                                         -----------        -----------
                                                                               9,271              9,232
                                                                         -----------        -----------

Loss before loss on equity investment and income taxes ..............           (188)              (161)

Loss from equity investment .........................................           (382)                --

Income tax expense ..................................................             (1)                --
                                                                         -----------        -----------


Net loss ............................................................    $      (571)       $      (161)
                                                                         ===========        ===========

Basic and diluted net loss per share ................................    $     (0.12)       $     (0.05)
                                                                         ===========        ===========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ........................      4,943,018          3,212,962
                                                                         ===========        ===========


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)



                                                                         Six months        Six months
                                                                           Ended              Ended
                                                                       August 31, 1999    August 31, 1998
                                                                       ---------------    ---------------
Sales ...............................................................    $    17,172         $    16,956
Other income ........................................................            184                 157
                                                                         -----------         -----------
                                                                              17,356              17,113
                                                                         -----------         -----------

Cost of goods sold, including occupancy and buying expenses .........         13,896              13,915
Operating, selling and administrative expenses ......................          3,224               3,285
Provision for doubtful accounts .....................................             72                  58
Amortization of excess of cost over net assets acquired .............             98                  97
Interest expense ....................................................            561                 273
                                                                         -----------         -----------
                                                                              17,851              17,628
                                                                         -----------         -----------

Loss before loss on equity investment and income taxes ..............           (495)               (515)

Loss from equity investment .........................................           (628)                 --

Income tax expense ..................................................             (1)                 (6)
                                                                         -----------         -----------


Net loss ............................................................    $    (1,124)        $      (521)
                                                                         ===========         ===========

Basic and diluted net loss per share ................................    $     (0.23)        $     (0.16)
                                                                         ===========         ===========

Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ........................      4,943,018           3,210,982
                                                                         ===========         ===========


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                           Six months Ended    Six months Ended
                                                            August 31, 1999    August 31, 1998
                                                           ----------------    ----------------
Cash flows from operating activities:
  Net loss .................................................    $(1,124)           $(521)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation and amortization ...................        285              271
           Employee stock awards ...........................         --                5
           Loss from equity investment .....................        628               --
  Other changes in operating assets and liabilities:
           Accounts receivable .............................       (568)            (127)
           Inventories .....................................        292              688
           Accounts payable ................................        (52)            (318)
           Other ...........................................       (121)            (151)
                                                                -------            -----
  Net cash used in operating activities of:
           Continuing operations ...........................       (660)            (153)
           Discontinued operations .........................         --             (180)
                                                                -------            -----
  Net cash used in operating activities ....................       (660)            (333)
                                                                -------            -----

  Cash flows from investing activities:
           Additions to property and equipment .............       (144)            (134)
           Increase in investment ..........................     (2,408)              --
           Other ...........................................         --               --
                                                                -------            -----
  Net cash used in investing activities ....................     (2,552)            (134)
                                                                -------            -----

  Cash flows from financing activities:
           Net borrowings under
              revolving credit agreement ...................        664              687
           Borrowings under long-term obligations ..........      2,617               --
           Principal payments on long-term obligations .....        (73)            (107)
           Deferred loan costs .............................        (75)              --
                                                                -------            -----
  Net cash provided by financing activities ................      3,133              580
                                                                -------            -----

  Net (decrease) increase in cash ..........................        (79)             113
  Cash at beginning of period ..............................        241               47
                                                                -------            -----
  Cash at end of period ....................................    $   162            $ 160
                                                                =======            =====


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1999



1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or the "Company") was formed as a result of a merger transaction in fiscal 1992, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock, with the result that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst is equal to approximately 90% of the aggregate fair market value of all the issued and outstanding capital stock of SCPI and represents 90% of the voting stock of SCPI. The accompanying condensed consolidated financial statements reflect this control and include the accounts of SCPI.

         Oakhurst owns all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Oakhurst Management Corporation ("OMC").

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. Upon New Heights' emerging from bankruptcy in December 1998 OTI acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. The evaluation of the impact of adopting fresh-start accounting following New Heights' emergence from bankruptcy was completed in August, 1999 and summarized financial information has been included with these financial statements.

         The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments made are of a normal, recurring nature.

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 1999 ("fiscal 1999") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three and six months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended February 29, 2000.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is presently required to be adopted in years (as amended by SFAS No. 137) beginning after June 15, 2000. Oakhurst does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

3.  SEGMENT INFORMATION

         Until December 1998, Oakhurst operated as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. Dowling's is a wholesale distributor of automotive radiators and related parts mostly serving radiator repair shops in the New York, Connecticut, New Jersey, and Greater Philadelphia, Pennsylvania markets. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):

======================================================================================================
  Three months ended August 31, 1999                                                      CONSOLIDATED
                                                                                          ------------
  SEGMENTS                                SCPI      DOWLING'S       OTI        CORPORATE      TOTAL
                                          ----      ---------       ---        ---------      -----
  Net sales                             $ 5,328      $ 3,624           --            --      $ 8,952
                                        =======      =======      =======       =======      =======
  Operating profit (loss)               $   311      $   136      $   (36)      $  (284)     $   127
  Segment assets                        $ 6,941      $ 4,287      $ 5,678       $ 1,944      $18,850
======================================================================================================

======================================================================================================
  Three months ended August 31, 1998                                                      CONSOLIDATED
                                                                                          ------------
  SEGMENTS                                SCPI      DOWLING'S       OTI        CORPORATE      TOTAL
                                          ----      ---------       ---        ---------      -----
  Net sales                             $ 4,850      $ 4,096           --            --      $ 8,946
                                        =======      =======      =======       =======      =======
  Operating profit (loss)               $   134      $   198           --       $  (356)     $   (24)
  Segment assets (a)                    $ 6,754      $ 4,983           --       $ 2,086      $13,823
======================================================================================================

======================================================================================================
  Six months ended August 31, 1999                                                        CONSOLIDATED
                                                                                          ------------
  SEGMENTS                                SCPI      DOWLING'S       OTI        CORPORATE      TOTAL
                                          ----      ---------       ---        ---------      -----
  Net sales                             $10,953      $ 6,219           --            --      $17,172
                                        =======      =======      =======       =======      =======
  Operating profit (loss)               $   687      $    16      $   (81)      $  (556)     $    66
  Segment assets                        $ 6,941      $ 4,287      $ 5,678       $ 1,944      $18,850
======================================================================================================

======================================================================================================
  Six months ended August 31, 1998                                                        CONSOLIDATED
                                                                                          ------------
  SEGMENTS                                SCPI      DOWLING'S       OTI        CORPORATE      TOTAL
                                          ----      ---------       ---        ---------      -----
  Net sales                             $ 9,705      $ 7,251           --            --      $16,956
                                        =======      =======      =======       =======      =======
  Operating profit (loss)               $   346      $   117           --       $  (705)     $  (242)
  Segment assets (a)                    $ 6,754      $ 4,983           --       $ 2,086      $13,823
======================================================================================================

(a) In fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out method (LIFO) to the first-in, first-out method
(FIFO). Segment assets for the three and six months ended August 31, 1998 have been restated as if the change had taken place at the beginning of such period.

4.  CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the August 31, 1998 three and six month condensed consolidated statement of operations or cash flows.

5.  SUMMARY FINANCIAL INFORMATION

         In December 1998, OTI acquired a 50% equity interest in, and became the managing member of, New Heights. The valuation of the impact of adopting fresh-start accounting upon New Heights' emergence from bankruptcy in December 1998 was completed in August 1999. Accordingly, summarized financial information is provided herein for New Heights for the fiscal year to date (in thousands):

                                                    August 31, 1999
                                                    ---------------
Current assets ....................................      $   185
Non-current assets ................................       27,486

Current liabilities ...............................          901
Non-current liabilities ...........................        2,202

                                                    Six months Ended
                                                    August 31, 1999
                                                    ---------------
Total revenues(a) .................................      $   156
Gross profit (b) ..................................          156
Net loss ..........................................       (1,256)

(a) New Heights began operations in July 1999.
(b) Because all revenue through August 1999 was received from waste processing, including tipping fees received on waste tires, there have been no costs associated with the revenue generated from the facility; thus gross profit is equal to revenues generated.

6.  SUBSEQUENT EVENT

         In September, 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. As such, in October, 1999 OTI is expected to invest approximately $1.36 million in Sterling to be financed through the issuance of notes. These notes will be payable by OTI one year after issuance and will bear interest at 14%, payable quarterly in arrears.

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

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI") that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million, and in certain circumstances up to $17 million, under a loan agreement. KTI is an integrated waste management company with specific experience in the turnaround of co-generation facilities. In December 1998 OTI acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

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

         The equity interest in Sterling of approximately 7% was increased to approximately 12% in September 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The equity purchase of approximately $1.36 million is expected to be financed through the issuance of notes. These notes will be payable by OTI one year after issuance and will bear interest at the rate of 14%, payable quarterly in arrears.

         Activities of New Heights are reported on the equity method of accounting. The investment in Sterling, which consists of the equity interest together with subordinated debt of $1.35 million, is reported on the cost method of accounting.

         The Sterling subordinated debt is convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming conversion of the debt, OTI would own between approximately 16% and 17% of Sterling, including the equity to be acquired in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from the operations of its subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. The automotive distribution subsidiaries' working capital needs vary primarily with the amount of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at the SCPI subsidiary which from time to time grants extended payment terms for seasonal inventory build-ups, and the amount of credit extended by suppliers.

         At August 31, 1999, Oakhurst's debt primarily consisted of (i) a credit facility with an institutional lender (the "Credit Facility"), pursuant to which approximately $5.3 million was borrowed under a revolving credit facility (the "Revolver"), (ii) notes payable of $154,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"),
(iii) notes payable with outstanding principal balances aggregating approximately $144,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division, (iv) a Subordinated Loan of $83,000, (v) notes payable aggregating $103,000 for the purchase of vehicles at Dowling's, and (vi) a balance of $5.8 million outstanding under the KTI Loan.

         Oakhurst and its subsidiaries, except OTI, have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the automotive distribution subsidiaries' accounts receivable and inventories. At August 31, 1999, the aggregate borrowing base under the Revolver was $5.6 million. In March 1999 the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI, (ii) increase the interest rate to Citibank N.A. base rate plus 2% and (iii) amend the financial covenants to include a minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margin. At August 31, 1999, Oakhurst was in compliance with the financial covenants as defined under the Revolver.

YEAR 2000

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         In fiscal 1999, SCPI acquired a new, integrated, Year 2000 compliant computer system to completely replace its old information technology system. SCPI completed the implementation of the new system in September 1999. At Dowling's, the consultant who developed the existing software of its customized information technology system was engaged to re-write the computer code to be Year 2000 compliant; this was completed in December 1998. No critical noninformation technology systems have been identified by Oakhurst and its subsidiaries which are not Year 2000 compliant. The Company's Year 2000 plan also included the contacting of its major suppliers and other significant third parties with which it does business to obtain their assurance of Year 2000 compliance. This phase of Oakhurst's Year 2000 plan was completed in July 1999.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At August 31, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

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

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1998

         Consolidated sales in the current year second quarter were essentially equal to the prior year.

         Sales by SCPI increased by approximately $480,000 compared with the second quarter of the prior year. Sales to existing automotive customers increased by approximately $224,000, due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $214,000 for the quarter. Sales of non-food pet products totaled $550,000, an increase of $41,000 compared with the second quarter of the prior year, due primarily to increased sales to existing customers.

         Sales at Dowling's decreased by $470,000 compared with the second quarter of the prior year due principally to a greater proportion of the Company's sales coming from its Global (TM) private label line, which are generally priced lower than the Modine brand products combined with a general slowness in the radiator replacement industry.

         Gross profits were $1.7 million, or 18.5% of sales, in the current year period compared with $1.6 million, or 18.0% of sales, in the prior year period. The increase in gross profit resulted from the higher sales volume at SCPI, and improved margins at both SCPI and Dowling's.

         Operating, selling and administrative expenses decreased by $64,000. At SCPI, expenses decreased by $18,000 primarily due to fewer sales representatives and warehouse personnel. At Dowling's, expenses decreased by $33,000 due to staffing reductions at Dowling's warehouses. Corporate expenses were below prior year levels by $76,000 due to staffing reductions, lower insurance, legal, travel and office expenses. These savings were offset by the addition of OTI in the current year, which had overhead expenses of $63,000, mostly related to salaries.

         There was a decrease in the provision for doubtful accounts of $30,000 compared with the second quarter of the prior year. Results for the second quarter of the prior year included an increase to SCPI's reserve due to the pending liquidation of one customer.

         Interest expense increased by $178,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, which increased by $2.3 million to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $382,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

SIX MONTHS ENDED AUGUST 31, 1999 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1998

         Consolidated sales in the current year period increased by approximately $216,000, or by 1.3% when compared with the prior year.

         Sales by SCPI increased by approximately $1.2 million compared with the first six months of the prior year. Sales to existing automotive customers increased by approximately $621,000, due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $432,000 for the year to date. Sales of non-food pet products totaled $1.1 million, an increase of $196,000 compared with the first six months of the prior year, due primarily to increased sales to existing customers.

         Sales at Dowling's decreased by $1.0 million compared with the first six months of the prior year due principally to a greater proportion of the Company's sales coming from its Global (TM) private label line, which are generally priced lower than the Modine brand products, combined with general slowness throughout Dowling's markets caused by a reduction in the overall number of radiator failures industry-wide.

         Gross profits were $3.3 million, or 19.1% of sales in the current year period compared with $3.0 million, or 18.0% of sales, in the prior year period. The increase in gross profit resulted from the higher sales volume at SCPI, and improved margins at both SCPI and Dowling's.

         Operating, selling and administrative expenses decreased by $61,000 for the six months due to staffing changes at Dowling's ($51,000) and lower expenses, principally salaries ($76,000), insurance and other administrative expenses ($60,000) at the corporate level. These savings were offset in part by $135,000 of expenses incurred by OTI in its first year of operations.

         Interest expense increased by $282,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, draws on which began in January 1999 to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $628,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Oakhurst is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Oakhurst's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

              27.     Financial Data Schedule (EDGAR transmission only).


         ----------------
          [X]   Management contract or compensatory plan or arrangement


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OAKHURST COMPANY, INC.


Date:    October 9, 1999               By:  /s/ Robert M. Davies
                                            -----------------------------------
                                            Mr. Robert M. Davies
                                            Chief Executive Officer


Date:    October 9, 1999               By:  /s/ Maarten D. Hemsley
                                            -----------------------------------
                                            Mr. Maarten D. Hemsley
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
 27.     Financial Data Schedule (EDGAR transmission only).