Form 10-Q
period 1999-11-30
OAKHURST CO INC
filed 2000-01-14
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                ----------     ------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                 25-1655321
             -----------------------                       ---------------
            (State of Incorporation)                       (I.R.S. Employer
                                                          Identification No.)

          2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE 19808
          -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
               --------------------------------------------------
              (Registrant's telephone number, including area code)


    --------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)


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


         As of January 10, 2000, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets at November 30, 1999
 and February 28, 1999..................................................... 3


Condensed Consolidated Statements of Operations for the three month periods ended November 30, 1999 and November 30, 1998..................... 4


Condensed Consolidated Statements of Operations for the nine month periods ended November 30, 1999 and November 30, 1998..................... 5


Condensed Consolidated Statements of Cash Flows for the nine month periods ended November 30, 1999 and November 30, 1998..................... 6


Notes to Condensed Consolidated Financial Statements....................... 7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS                                                                                  November 30, February 28,
                                                                                            1999        1999
                                                                                        ------------ -----------
Current assets:
         Cash ........................................................................    $     65    $    241
         Trade accounts receivable, less allowance of $429 and $388, respectively ....       3,628       3,330
         Other receivables ...........................................................         319         158
         Inventories .................................................................       5,386       6,045
         Other .......................................................................         169         159
                                                                                          --------    --------
                           Total current assets ......................................       9,567       9,933
                                                                                          --------    --------

Property and equipment, at cost ......................................................       2,329       2,045
         Less accumulated depreciation ...............................................      (1,490)     (1,344)
                                                                                          --------    --------
                                                                                               839         701
                                                                                          --------    --------

Investments:
         Equity ......................................................................       3,455       1,125
         Other .......................................................................       2,745       1,379
Note receivable ......................................................................       1,330       1,330
Excess of cost over net assets acquired, net .........................................       1,935       2,080
Other assets .........................................................................         296         328
                                                                                          --------    --------
                                                                                             9,761       6,242
                                                                                          --------    --------
                                                                                          $ 20,167    $ 16,876
                                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
         Accounts payable ............................................................    $  5,631    $  5,662
         Accrued compensation ........................................................         477         509
         Current maturities of long-term obligations .................................       1,103         218
         Current maturities of long-term obligations, related parties ................         647          88
         Accrued interest ............................................................         527          78
         Other accrued expenses ......................................................         205         399
                                                                                          --------    --------
                           Total current liabilities .................................       8,590       6,954
                                                                                          --------    --------

Long-term obligations:
         Long-term debt ..............................................................       4,924       4,669
         Long-term debt, related parties .............................................       7,031       3,408
         Other long-term obligations .................................................         381         177
                                                                                          --------    --------
                           Total long-term obligations ...............................      12,336       8,254
                                                                                          --------    --------

Commitments and contingencies ........................................................          --          --

Stockholders' (deficit) equity:
         Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued ...          --          --
         Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018 ..................................................          49          49
         Additional paid-in capital ..................................................      47,204      47,204
         Deficit (Reorganized on August 26, 1989) ....................................     (48,011)    (45,584)
         Treasury stock, at cost, 207 common shares ..................................          (1)         (1)
                                                                                          --------    --------
                           Total stockholders' (deficit) equity ......................        (759)      1,668
                                                                                          --------    --------
                                                                                          $ 20,167    $ 16,876
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


                                                                         Three months              Three months
                                                                            Ended                     Ended
                                                                       November 30, 1999         November 30, 1998
                                                                       -----------------         -----------------
Sales .........................................................           $    7,324                $    7,554
Other income ..................................................                   47                        79
                                                                          ----------                ----------
                                                                               7,371                     7,633
                                                                          ----------                ----------

Cost of goods sold, including occupancy and buying expenses ...                6,035                     6,174
Operating, selling and administrative expenses ................                1,530                     1,414
Provision for doubtful accounts ...............................                   31                        28
Amortization of excess of cost over net assets acquired .......                   49                        49
Interest expense ..............................................                  400                       123
                                                                          ----------                ----------
                                                                               8,045                     7,788
                                                                          ----------                ----------

Loss before loss on equity investment and income taxes ........                 (674)                     (155)

Loss from equity investment ...................................                 (629)                       --

Income tax benefit ............................................                   --                         3
                                                                          ----------                ----------


Net loss ......................................................           $   (1,303)               $     (152)
                                                                          ==========                ==========
Basic and diluted net loss per share ..........................           $    (0.26)               $    (0.05)
                                                                          ==========                ==========

Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ..................            4,943,018                 3,212,962
                                                                          ==========                ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    OAKHURST COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                         Nine months                Nine months
                                                                            Ended                      Ended
                                                                       November 30, 1999         November 30, 1998
                                                                       -----------------         -----------------
Sales .........................................................            $   24,496                 $   24,510
Other income ..................................................                   232                        236
                                                                           ----------                 ----------
                                                                               24,728                     24,746
                                                                           ----------                 ----------

Cost of goods sold, including occupancy and buying expenses ...                19,931                     20,088
Operating, selling and administrative expenses ................                 4,756                      4,693
Provision for doubtful accounts ...............................                   103                         92
Amortization of excess of cost over net assets acquired .......                   147                        146
Interest expense ..............................................                   961                        397
                                                                           ----------                 ----------
                                                                               25,898                     25,416
                                                                           ----------                 ----------

Loss before loss on equity investment and income taxes ........                (1,170)                      (670)

Loss from equity investment ...................................                (1,257)                        --

Income tax expense ............................................                    (1)                        (3)
                                                                           ----------                 ----------


Net loss ......................................................            $   (2,428)                $     (673)
                                                                           ==========                 ==========

Basic and diluted net loss per share ..........................            $    (0.49)                $    (0.21)
                                                                           ==========                 ==========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ..................             4,943,018                  3,211,642
                                                                           ==========                 ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                              Nine months Ended    Nine months Ended
                                                              November 30, 1999    November 30, 1998
                                                              -----------------    -----------------
Cash flows from operating activities:
  Net loss ...............................................         $(2,428)             $  (673)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation and amortization .................             432                  391
           Loss on retirement of assets ..................              --                    4
           Employee stock awards .........................              --                    5
           Loss from equity investment ...................           1,257                   --
  Other changes in operating assets and liabilities:
           Accounts receivable ...........................            (298)                 650
           Inventories ...................................             659                1,443
           Accounts payable ..............................             (31)                (930)
           Other .........................................              76                  (57)
                                                                   -------              -------
  Net cash used in operating activities of:
           Continuing operations .........................            (333)                 833
           Discontinued operations .......................              --                 (330)
                                                                   -------              -------
  Net cash used in operating activities ..................            (333)                 503
                                                                   -------              -------
  Cash flows from investing activities:
           Additions to property and equipment ...........            (346)                (135)
           Increase in investment ........................          (4,953)                  --
           Other .........................................              --                   --
                                                                   -------              -------
  Net cash used in investing activities ..................          (5,299)                (135)
                                                                   -------              -------

  Cash flows from financing activities:
           Net borrowings under
              revolving credit agreement .................             329                   32
           Borrowings under long-term obligations ........           5,338                  132
           Principal payments on long-term obligations ...            (136)                (162)
           Deferred loan costs ...........................             (75)                  --
                                                                   -------              -------
  Net cash provided by financing activities ..............           5,456                    2
                                                                   -------              -------

  Net (decrease) increase in cash ........................            (176)                 370
  Cash at beginning of period ............................             241                   47
                                                                   -------              -------
  Cash at end of period ..................................         $    65              $   417
                                                                   =======              =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1999



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

         Oakhurst owns all of the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") and of Oakhurst Management Corporation ("OMC").

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. Upon New Heights' emerging from bankruptcy in December 1998 OTI acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. The evaluation of the impact of adopting fresh-start accounting following New Heights' emergence from bankruptcy was completed in August, 1999 and summarized financial information has been included in Note 5.

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

         Operating results for the three and nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000.

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

3.  SEGMENT INFORMATION

         Until December 1998, Oakhurst operated as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. Dowling's is a wholesale distributor of automotive radiators and related parts mostly serving radiator repair shops in the New York, Connecticut, New Jersey, and Greater Philadelphia, Pennsylvania markets. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):

  =================================================================================================================
  Three months ended November 30, 1999                                                                CONSOLIDATED
  SEGMENTS                                           SCPI      DOWLING'S      OTI        CORPORATE        TOTAL
                                                   -------     ---------     ------      ---------    ------------
  Net sales                                        $ 4,696      $ 2,628                         --         $ 7,324
                                                   =======      =======      ======        =======         =======
                                                                                 --
  Operating profit (loss)                          $   193      $ (124)      $  (48)       $  (295)        $  (274)
  Segment assets                                   $ 6,245      $ 4,372      $7,612        $ 1,938         $20,167
                                                   =======      =======      ======        =======         =======

  =================================================================================================================
  Three months ended November 30, 1998                                                                 CONSOLIDATED
  SEGMENTS                                           SCPI      DOWLING'S      OTI        CORPORATE         TOTAL
                                                   -------     ---------     ------      ---------     ------------
  Net sales                                        $ 4,188      $ 3,366          --             --          $7,554
                                                   =======      =======      ======        =======         =======
                                                                                 --
  Operating profit (loss)                          $    64      $   202          --        $  (298)        $   (32)
  Segment assets (a)                               $ 5,519      $ 4,545          --        $ 2,333         $12,397
                                                   =======      =======      ======        =======         =======

  =================================================================================================================
  Nine months ended November 30, 1999                                                                  CONSOLIDATED
  SEGMENTS                                           SCPI      DOWLING'S      OTI        CORPORATE        TOTAL
                                                   -------     ---------     ------      ---------     ------------
  Net sales                                        $15,649      $ 8,847          --             --         $24,496
                                                   =======      =======      ======        =======         =======
                                                                                 --
  Operating profit (loss)                          $   881      $ (109)      $(129)        $  (852)        $  (209)
  Segment assets                                   $ 6,245      $ 4,372      $7,612        $ 1,938         $20,167
                                                   =======      =======      ======        =======         =======

  =================================================================================================================
  Nine months ended November 30, 1998                                                                  CONSOLIDATED
  SEGMENTS                                           SCPI      DOWLING'S      OTI        CORPORATE        TOTAL
                                                   -------     ---------     ------      ---------     ------------
  Net sales                                        $13,893      $10,617          --             --        $ 24,510
                                                   =======      =======      ======        =======         =======
                                                                                 --
  Operating profit (loss)                          $   412      $   318          --      $  (1,003)       $   (273)
  Segment assets (a)                               $ 5,519      $ 4,545          --         $2,333         $12,397
                                                   =======      =======      ======        =======         =======

(a) In fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out method (LIFO) to the first-in, first-out method
(FIFO). Segment assets for the three and nine months ended November 30, 1998 have been restated as if the change had taken place at the beginning of such period.

4.  CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of fiscal 1999, SCPI elected to change its method of inventory valuation from the last-in, first-out, (LIFO) method to the first-in, first-out (FIFO) method. As no change in the LIFO reserve was made during the first three quarters of fiscal 1999, there was no effect on the November 30, 1998 three and nine month condensed consolidated statement of operations or cash flows.

5.  SUMMARY FINANCIAL INFORMATION

         In December 1998, OTI acquired a 50% equity interest in, and became the managing member of, New Heights. The valuation of the impact of adopting fresh-start accounting upon New Heights' emergence from bankruptcy in December 1998 was completed in August 1999. Accordingly, summarized financial information is provided herein for New Heights for the fiscal year to date (in thousands):

                                        November 30, 1999
                                        -----------------
Current assets ......................        $    140
Non-current assets ..................          28,121

Current liabilities .................           1,800
Non-current liabilities .............           1,943

Net equity ..........................          24,518

                                        Nine months Ended
                                        November 30, 1999
                                        -----------------
Total revenues(a) ...................        $    404
Gross profit (b) ....................             404
Net loss ............................          (2,514)

(a) New Heights began operations in July 1999.
(b) Revenue through November 1999 represents tipping fees received on waste tires; there have been no costs associated with such fees; thus gross profit is equal to revenues.

6.  BORROWINGS

         In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The second equity purchase of approximately $1.36 million was financed through the issuance of notes, of which $559,000 is due to an officer and director of Oakhurst. These notes are payable by OTI one year after issuance and bear interest at the rate of 14%, payable quarterly in arrears.

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

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity, at New Heights Recovery & Power, LLC ("New Heights"), as discussed below. At the same time, Oakhurst entered into an agreement with KTI, Inc. ("KTI") that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million, and in certain circumstances up to $17 million, under a loan agreement principally to fund the New Heights project. KTI is an integrated waste management company with specific experience in the turnaround of co-generation facilities. In December 1998 OTI acquired a 50% equity interest in, and became the managing member of New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. In December 1999, KTI was acquired by Casella Waste Systems, Inc., a publicly-traded, Vermont based, non-hazardous solid waste services company.

         At November 30, 1999 OTI, through its loan agreement with KTI, has invested approximately $5.0 million in the New Heights project, mostly related to capital commitments as required by the Business Plan. Phase I of the New Heights business plan was completed on time in September 1999. The New Heights facility began limited operations in July 1999 after receiving the appropriate permitting, and has recently started to produce crumb rubber. Phase II of the business plan includes the permitting and start-up of waste to energy operations. New Heights anticipates receiving a permit for energy generation in January 2000. It is expected that the facility will continue to expand its crumb rubber operations and begin energy generation during 2000.

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

         The equity interest in Sterling of approximately 7% was increased to approximately 12% in October, 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The second equity purchase of approximately $1.36 million was financed through the issuance of notes, of which $559,000 is due to an officer and director of Oakhurst. These notes are payable by OTI one year after issuance and bear interest at the rate of 14%, payable quarterly in arrears.

         Activities of New Heights are reported on the equity method of accounting. The investment in Sterling is reported on the cost method of accounting. OTI also has a $1.35 million note receivable from Sterling, which is convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming conversion of the note, OTI would own between approximately 16% and 17% of Sterling, including the equity which was acquired in October 1999.

         For its fiscal year ended September 1999 Sterling reported revenues of $64 million and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of $8.5 million.

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

         At November 30, 1999, Oakhurst's debt primarily consisted of (i) a balance of $7.0 million outstanding under the KTI Loan, (ii) a credit facility with an institutional lender (the "Credit Facility"), pursuant to which approximately $4.9 million was borrowed under a revolving credit facility (the "Revolver"), (iii) notes payable aggregating $1.4 million issued in connection with the purchase of the second tranche of equity in Sterling, (iv) notes payable with outstanding principal balances aggregating approximately $144,000 that were issued in connection with the settlement of certain contingent liabilities related to SCPI's former retail division, (v) notes payable of $132,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"), (vi) notes payable aggregating $97,000 for the purchase of vehicles at Dowling's, and (vii) a Subordinated Loan of $79,000.

         Oakhurst and its subsidiaries, except OTI, have available financing under the Revolver up to a maximum of $7 million, subject to a borrowing base that is calculated according to defined levels of the automotive distribution subsidiaries' accounts receivable and inventories. At November 30, 1999, the aggregate borrowing base under the Revolver was $5.1 million. In March 1999 the Revolver was extended to April 2000 and was amended to (i) increase certain borrowing rate percentages at SCPI, (ii) increase the interest rate to Citibank N.A. base rate plus 2% and (iii) amend the financial covenants to include a minimum level of EBITDA. The Revolver provides for subsequent renewal terms of one year each upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. Management believes that the Revolver will provide adequate funding for the Company's working capital requirements for at least the next twelve months, including seasonal fluctuations, assuming no material deterioration in current sales levels or gross profit margin. At November 30, 1999, Oakhurst was in compliance with the financial covenants as defined under the Revolver.

         Management believes that the KTI Loan will provide adequate financing for the capital expenditures and start-up costs committed pursuant to the New Heights Business Plan.

YEAR 2000

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         The Company spent approximately $230,000 on the Year 2000 issue, including approximately $10,000 for a software upgrade at Dowling's and approximately $220,000 for the purchase of a new system at SCPI. In addition to achieving Year 2000 compliance, SCPI's new system provides other important operating benefits as compared with its former system.

         To date, the Company has experienced no interruptions in service regarding Year 2000 issues.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At November 30, 1999, there had been no material changes in the Company's financial condition from February 28, 1999, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 1999.

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

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1998

         Consolidated sales in the current year third quarter were below prior year by $230,000.

         Sales by SCPI increased by approximately $508,000 compared with the third quarter of the prior year. Sales to existing automotive customers increased by approximately $267,000, due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $201,000 for the quarter. Sales of non-food pet products totaled $547,000, an increase of $40,000 compared with the third quarter of the prior year, due primarily to increased sales to existing customers.

         Sales at Dowling's decreased by $738,000 compared with the third quarter of the prior year due in part to increased competition by customers who are buying product directly from manufacturers, as well as fewer radiator failures which has contributed to a general slowness in the radiator replacement industry.

         Gross profits were $1.3 million, or 17.6% of sales, in the current year period compared with $1.4 million, or 18.3% of sales, in the prior year period. Gross profits increased at SCPI by 2.1%, due to the higher sales volume and changes in product mix. Offsetting this increase was a decrease in Dowling's gross profits of 3.2% which was mostly attributable to the decrease in sales volume.

         Operating, selling and administrative expenses increased by $117,000. At SCPI, expenses increased by $18,000 primarily due to higher commissions paid this year on the increased sales volume. At Dowling's, expenses increased by $41,000 due to higher sales and administrative salaries, and higher computer and telephone expenses. Corporate expenses were below prior year levels by $24,000 due to staffing reductions, lower insurance, travel and office expenses. These savings were offset by the addition of OTI in the current year, which had overhead expenses of $73,000, mostly related to salaries.

         Interest expense increased by $297,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, which increased by $1.2 million to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $629,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1998

         Consolidated sales in the current year period were essentially the same as the first nine months of the prior year.

         Sales by SCPI increased by approximately $1.8 million compared with the first nine months of the prior year. Sales to existing automotive customers increased by approximately $888,000, due primarily to the addition of new stores through an acquisition by one major customer. Sales to new automotive customers totaled $632,000 for the year to date. Sales of non-food pet products totaled $1.5 million, an increase of $235,000 compared with the first nine months of the prior year, due primarily to increased sales to existing customers.

         Sales at Dowling's decreased by $1.8 million compared with the first nine months of the prior year due to increased competition as customers have begun to buy product directly from manufacturers, combined with general slowness throughout Dowling's markets caused by a reduction in the overall number of radiator failures industry-wide.

         Gross profits were $4.5 million, or 18.6% of sales in the current year period compared with $4.4 million, or 18.0% of sales, in the prior year period. The increase in gross profit resulted from the higher sales volume and better margins at SCPI.

         Operating, selling and administrative expenses increased by $58,000 for the nine months due to higher commissions of $59,000 at SCPI , offset by reductions of $30,000 due to staffing changes at Dowling's and lower expenses, principally salaries ($100,000), insurance and other administrative expenses ($79,000) at the corporate level. These savings were offset in part by $208,000 of expenses incurred by OTI in its first year of operations.

         Interest expense increased by $579,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, draws on which began in January 1999 to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $1.2 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

               X 10.1 Amendment to Stock Purchase and Investment Agreement dated October 18, 1999

               X 10.2     Promissory Note dated October 18, 1999 from Oakhurst
                          Technology, Inc. to Robert M. Davies

               X 10.3     Promissory Note dated October 18, 1999 from Oakhurst
                          Technology, Inc. to Menai Capital, LLC.

               X 10.4     Stock Pledge Agreement dated October 18, 1999

                   27.    Financial Data Schedule (EDGAR transmission only).

             ----------------
               X    Management contract or compensatory plan or arrangement

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OAKHURST COMPANY, INC.


Date:    January 10, 2000          By:       /s/   Robert M. Davies
                                             ---------------------------------
                                             Mr. Robert M. Davies
                                             Chief Executive Officer


Date:    January 10, 2000          By:       /s/   Maarten D. Hemsley
                                             ---------------------------------
                                             Mr. Maarten D. Hemsley
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  X 10.1     Amendment to Stock Purchase and Investment Agreement
             dated October 18, 1999

  X 10.2     Promissory Note dated October 18, 1999 from Oakhurst
             Technology, Inc. to Robert M. Davies

  X 10.3     Promissory Note dated October 18, 1999 from Oakhurst
             Technology, Inc. to Menai Capital, LLC.

  X 10.4     Stock Pledge Agreement dated October 18, 1999

      27.    Financial Data Schedule (EDGAR transmission only).

  --------------
  X    Management contract or compensatory plan or arrangement