Form 10-K405
period 2000-02-29
OAKHURST CO INC
filed 2000-07-19
CIK 874238

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended February 29, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              25-1655321
State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                              Identification No.)

  2751 Centerville Road Suite 3131
         Wilmington, Delaware                                       19803
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (817) 416-0717

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 2000 of the voting stock held by non-affiliates of the registrant: $5,447,232

At May 1, 2000, the registrant had 4,943,018 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.           BUSINESS

CAUTIONARY STATEMENT

         This Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The cautionary statements contained in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results in the future could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those discussed in
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere in this Report.

GENERAL

         Oakhurst Company, Inc. ("Oakhurst" or "the Company") was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of SCPI's outstanding common stock and all of the SCPI Series A Preferred Stock, and as a result, it owns 90% of the voting stock of SCPI.

         Pursuant to the 1991 merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock, Oakhurst retains most of the value of SCPI and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating loss carry-forwards and capital losses.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators based in Mt. Vernon, New York that operates seven facilities in New York, Connecticut, New Jersey and Pennsylvania. After experiencing operating losses at Dowling's, Oakhurst's Board of Directors decided to dispose of this subsidiary. In June 2000, the Company entered into an agreement to sell Dowling's by way of merger for consideration equivalent to the amount of revolver debt expected to be owed by Dowling's at the merger closing. Closing is subject to, among other things, the acquirer obtaining the necessary replacement financing within 120 days.

         Through SCPI and Dowling's, Oakhurst's principal business in recent years has been the distribution of products to the automotive after-market. The remaining automotive distribution business is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, discussed further below. In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999.

         The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully-integrated recycling and waste-to-energy facility.

         In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas. In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which a part is due to two officers and directors of Oakhurst.

         Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments.

         The New Heights and Sterling investments were made with the expectation that they may offer opportunities in the future for Oakhurst to take advantage of its substantial tax loss carryforwards. New Heights is structured as a limited liability company ("LLC") so that any distributions to OTI from New Heights' future operating profits or any gain on the eventual sale of the facility should be largely sheltered from federal taxation by Oakhurst's tax loss carry-forwards.

STEEL CITY PRODUCTS, INC. ("SCPI")

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

         The Steel City Products automotive distribution business which was founded in 1947 was acquired by SCPI in 1969. The operations of SCPI comprise the distribution of automotive parts and accessories under the name Steel City Products. In fiscal 1997, SCPI established a division to distribute non-food pet supplies.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although the pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. SCPI's automotive and pet operations are conducted from a leased facility in McKeesport, Pennsylvania.

         Historically, much of SCPI's business has been performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise; generally, these re-orders are transmitted electronically to SCPI's offices in McKeesport. However, in recent years a growing proportion of its customers electronically transmit their own orders to SCPI's headquarters. Because many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or pre-packed for onward shipment to stores by the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

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

SEASONALITY

         SCPI's automotive business is seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher automotive inventories beginning in February. As is customary in the automotive aftermarket, many suppliers allow extended payment terms to SCPI for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

         Although SCPI's non-food pet supply business experiences different seasonal trends from its automotive business the effect of this is not material to the overall business.

         SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").


CUSTOMER BASE

         SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, hardware stores, variety and drug stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area. There are no foreign sales.

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

         In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base. Sales in fiscal 2000 increased by 11% compared with sales in fiscal 1999 and 1998. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in fiscal 2001; however, there can be no assurance that new business can be secured.

         Following the discontinuance of the Dowling's Fleet Service segment, sales attributable to SCPI represent 100% of Oakhurst's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                           Fiscal Year Ended         Fiscal Year Ended          Fiscal Year Ended
                           February 29, 2000         February 28, 1999          February 28, 1998
                           -----------------         -----------------          -----------------
                                        % of                      % of                       % of
                             Sales      Sales           Sales     Sales         Sales          Sales
                           --------    ------          -------    -----        -------        ------
         Ames              $3,144        16%           $1,955      11%          $2,178         12%
         Kroger            $2,037        10%           $1,745       9%          $1,263          7%

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

EMPLOYEES

         SCPI employs approximately 55 persons, of whom about 45 are employed in the headquarters office and distribution facility in McKeesport. Most of the others are field personnel. Senior executives, including the Chairman, Bernard
H. Frank (a founder of Steel City Products in 1947) and the President, Terrance Allan have many years of service with SCPI and are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI believes that it has experienced generally good labor relations and no significant labor disputes have affected its business in recent years. The union contract was recently renewed for a three year term through November 2002.

OAKHURST TECHNOLOGY, INC. (OTI)

BACKGROUND

         In December 1998 Oakhurst formed OTI to take advantage of the restructuring opportunity at New Heights. OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois, into a fully integrated recycling and waste-to-energy facility. In January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in and acquire a convertible subordinated note of, Sterling, a profitable privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas. OTI increased its equity investment in Sterling from 7% to 12% in October 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI.

         Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments.

         The New Heights and Sterling investments were made with the expectation that they may offer opportunities in the future for Oakhurst to take advantage of its substantial tax loss carryforwards. New Heights is structured as a limited liability company ("LLC") so that any distributions to OTI from New Heights' future operating profits or any gain on the eventual sale of the facility should be largely sheltered from federal taxation by Oakhurst's tax loss carry-forwards.

INVESTMENT IN NEW HEIGHTS

         The New Heights facility (formerly known as "Ford Heights") is located south of Chicago and was built in 1996 by CGE Ford Heights, LLC ("CGE") at a cost of approximately $120 million. It was designed to shred and burn waste tires to produce electricity. Except for preliminary testing, the facility never operated, due to the retroactive repeal of the Illinois Retail Rate legislation, which would have subsidized the Ford Heights and other co-generation facilities' electricity rates. As a result of the repeal of the legislation, Ford Heights was deemed uneconomic and CGE sought Chapter 11 bankruptcy protection.

         Through the efforts of the CGE bondholders, a business plan proposed by KTI for the restructuring of the facility's operations and development of an "environmental campus" (the "Business Plan") was adopted as the basis of a plan of reorganization and CGE, renamed New Heights, emerged from bankruptcy in December 1998. KTI's management has specific experience in the turnaround of co-generation facilities.

         Upon the confirmation of the New Heights Reorganization Plan in December 1998, all of CGE's outstanding debt was converted to 100% of the equity in New Heights, and KTI designated OTI as its affiliate initially to acquire 50% of such equity, through the commitment to fund defined capital expenditures, start-up losses and working capital related to the Business Plan.

         OTI was appointed the managing partner of New Heights and New Heights engaged KTI Operations, a wholly-owned subsidiary of KTI, to manage the New Heights facility, pursuant to an Operating and Maintenance Agreement.

         In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by-products. Phase I of the Business Plan was completed in September 1999. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began commercial production of power from burning waste tires.

DISCONTINUED OPERATIONS - DOWLING'S FLEET SERVICE CO., INC.

         Dowling's Fleet Service Co., Inc. was acquired by Oakhurst in fiscal 1995 and has historically been one of the largest regional distributors of automotive radiators and related products in the northeastern United States. In recent years, the radiator replacement market has undergone significant changes, including aggressive competition, consolidation within the industry, and direct selling by manufacturers to installers, and thus operating results at Dowling's have generally declined. In fiscal 2000, Dowling's reported a loss of approximately $400,000, and the Board of Directors of Oakhurst decided to dispose of the business. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving debt agreement. The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the portion of the revolver applicable to Dowling's has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst. Until the merger closing the acquirer may appoint a majority of the directors of Dowling's, and the business will be managed by the Dowling's Board.

ITEM 2.  PROPERTIES

         Since December 1997, SCPI has operated its business from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania.

ITEM 3.              LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock was listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC until February 10, 1998, when the Common Stock was delisted from trading. The delisting was a result of the Company's stock price falling below the Nasdaq minimum closing bid price of $1.00 per share and the Company's net tangible assets falling below Nasdaq's minimum maintenance requirements. Commencing February 11, 1998, the Company's Common Stock began trading on the OTC Bulletin Board also under the symbol OAKC.

         The following table sets forth the high and low bid prices by fiscal quarter for Oakhurst's common stock for fiscal years 2000 and 1999.

                                     Fiscal 2000                       Fiscal 1999
                             Quarterly High Quarterly Low    Quarterly High     Quarterly Low

                  Quarter 1        $1.63       $0.88            $1.13               $0.75
                  Quarter 2        $1.56       $0.94            $0.97               $0.44
                  Quarter 3        $1.31       $1.03            $0.50               $0.44
                  Quarter 4        $1.44       $1.19            $2.13               $0.45

         There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 2000.

Item 6.  Selected Financial Information [TO BE INSERTED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst") was designed to facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $158 million of net operating loss carry-forwards and capital losses. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

         Oakhurst's principal business historically has been the distribution of products to the automotive after-market. Its largest business, and its one remaining automotive distributor following the disposal of Dowling's (see below) is conducted by SCPI under the trade name "Steel City Products", and involves the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's, a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to an executive and a former executive of Dowling's with an aggregate balance remaining at February 29, 2000 of $110,000. In March 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania.

         Due to operating losses at Dowling's of approximately $400,000 in fiscal 2000, the Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving debt agreement. The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the portion of the revolver applicable to Dowling's has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst. Until the merger closing the acquirer may appoint a majority of the directors of Dowling's, and the business will be managed by the Dowling's Board.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI"), a publicly-traded waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999, that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million under a loan agreement (the "KTI Loan"), as discussed further below. In December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

         Through February 29, 2000, OTI has invested approximately $7.2 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business

Plan. In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by- products. Phase I of the Business Plan was completed in September 1999. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began commercial production of power from burning waste tires.

         In addition to New Heights, in January 1999 OTI made a minority investment totaling approximately $2.7 million in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas.

         The equity interest in Sterling of approximately 7% was increased to approximately 12% in October 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The cost of the second equity tranche was approximately $1.36 million and was financed through the issuance of notes, of which an aggregate of $559,000 is due to two officers and directors of Oakhurst. Of the notes, which are secured by the second equity tranche, $800,000 is re-payable by OTI in October 2000, and $559,000 is due in April 2001. The notes bear interest at the rate of 14%.

         Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments.

         Activities of New Heights are reported on the equity method of accounting. The investment in Sterling is reported on the cost method of accounting. OTI also has a $1.35 million subordinated note receivable from Sterling, which is convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Assuming conversion of the note, OTI would own between approximately 16% and 17% of Sterling, including the equity which was purchased in October 1999.

         For its fiscal year ended September 1999 Sterling's revenues were $64 million and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the six months ended March 2000 Sterling's results reflected revenues of $40.0 million and EBITDA of $5.5 million.

SALE OF SUBSIDIARY

         In June 2000, Oakhurst entered into an agreement to sell Dowling's, a wholesale distributor of automotive radiators and related parts, through a merger with an importer of radiators, for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement (see Note 5 to the Consolidated Financial Statements). The Company recorded a loss on the disposal of Dowling's of approximately $2.0 million, of which $1.7 million related to the write-off of the excess of cost over net assets acquired associated with the acquisition of Dowling's in fiscal 1995 and $300,000 resulted from expected operating losses from March 1, 2000 through the anticipated merger closing date.

         In fiscal 2000, Dowling's reported an operating loss of approximately $400,000. Dowling's reported losses of $185,000 and $63,000 in fiscal 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         In addition to cash derived from the operation of its subsidiaries, Oakhurst's liquidity and financing requirements have historically been determined principally by the working capital needed to support the automotive distribution subsidiaries' levels of business, together with the need for capital expenditures and the cash required to repay debt. Each such subsidiary's level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially at SCPI which from time to time grants extended payment terms for seasonal inventory build-ups; and the amount of credit extended by suppliers.

Credit Facility and Revolver

         In March 1996, Oakhurst and its subsidiaries entered into a two year revolving credit agreement with an institutional lender that provided for a total facility for Oakhurst and its then subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") secured by a mortgage on SCPI's real estate and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

         Borrowings under the Credit Facility initially bore interest at the Citibank N.A. base rate plus 1.5%. Borrowings under the Revolver are subject to a borrowing base that is calculated according to defined accounts receivable and inventory levels of Oakhurst's automotive subsidiaries. The Credit Facility had an initial term of two years and contained various restrictive financial covenants. The Credit Facility is secured by the accounts receivable, inventories and fixed assets of Oakhurst and its automotive subsidiaries, contains certain Revolver prepayment penalties and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

         In June 1997, Oakhurst and its subsidiaries entered into an agreement with the lender to amend the Credit Facility to reflect the dispositions of H&H and Puma. The agreement reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base, and amended certain financial covenants. In September 1997, Oakhurst and its subsidiaries reached an agreement with the lender to extend the Revolver beyond its initial two year term to April 1999 and paid a renewal fee of $35,000. The Credit Facility provided for subsequent automatic renewal terms of one year each, upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.

         In March 1999, the Credit Facility was renewed for one year and amended to provide for only a revolving line of credit (the "Revolver"), to increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants.

         In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million, subject to a borrowing base. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

         Also in July 2000, an agreement was entered into with the institutional lender for an extension until October 28, 2000 of the $2.75 million Revolver applicable to Dowling's, and, assuming the closing of the merger, for the waiver by the lender of a financial covenant default as at February 29, 2000. It is expected that the acquirer of Dowling's will obtain replacement financing prior to October 28, 2000, so that upon the closing of the merger amounts outstanding from Dowling's under the Revolver will be repaid. Management believes that continued funding to Dowling's under the Revolver, together with the acquirer's commitment to make working capital loans to Dowling's, to defer payment of certain amounts to it by Dowling's and to ship merchandise, together with a reduction in debt and extension of terms made by another Dowling's supplier, will be sufficient to enable Dowling's to operate until the merger closing, which management believes is likely to occur. In the event closing does not occur, management would expect to liquidate Dowling's.

KTI Loan

         Upon the confirmation of the New Heights Reorganization Plan in December 1998, all of CGE's outstanding debt was converted to 100% of the equity in New Heights, and KTI designated OTI as its affiliate initially to acquire 50% of such equity, through the commitment to fund defined capital expenditures, start-up losses and working capital related to the Business Plan.

         In December 1998, Oakhurst entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund up to a minimum of $11.5 million. Such amount may be increased to a maximum of $17 million to the extent that the defined funding for the New Heights Business Plan and start-up losses, described below, exceed the minimum specified therein. The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and is due in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the Revolver lender, and is secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights. The Intercreditor Agreement provides, inter alia, that (i) the KTI Loan is subordinated to the Revolver, except as to the revenues, dividends or assets of OTI, the proceeds of which may be used to repay the KTI Loan; (ii) the Revolver is subordinated to the revenues, dividends or assets of OTI; (iii) KTI has no security interest in the Revolver collateral; (iv) the Revolver lender has no security interest in the KTI collateral and (v) cash flow from Oakhurst's operations other than OTI may be used to repay the KTI Loan, subject to the approval of the Revolver lender, so long as the Revolver is not in default.

         Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% of the equity of New Heights. The funding requirements are specified in a Business Plan that provides for three phases. Phase One of the Business Plan provided for the removal of approximately 70,000 tons of scrap tires from the New Heights site and the establishment of a crumb rubber processing facility and was completed in September 1999. Phase Two provides for the permitting and start-up of waste-to-energy operations and requires an investment (including the Phase One investment) of at least $8.5 million and not more than $13.5 million. The appropriate permits were issued in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began commercial production of power from burning waste tires. Phase Three of the Business Plan provides for the building of an environmental campus at New Heights, requiring funding of at least $12 million and not more than $17 million, including the Phase One and Two investments.

         Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. As such, KTI and Oakhurst entered into the KTI Loan. Funds drawn by Oakhurst under the KTI Loan have been invested in OTI, principally to facilitate the financing of the New Heights Business Plan. At February 29, 2000, approximately $9.5 million had been borrowed, of which $7.2 million had been invested in the New Heights project.

         In addition to New Heights, in January 1999 OTI made a minority investment totaling approximately $2.7 million in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas.

         In October 1999 OTI increased its equity investment in Sterling from 7% to approximately 12% when certain shareholders of Sterling exercised their right to sell a second tranche of equity. The cost of the second equity tranche was approximately $1.36 million and was financed through the issuance of notes which are secured by the second equity tranche, of which an aggregate of $559,000 is due to two officers and directors of Oakhurst. Of the notes, $800,000 is re-payable by OTI in October 2000, and $559,000 is due in April 2001. The notes bear interest at the rate of 14%.

         Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. In addition, the KTI Loan will be secured by a pledge of the equity and debt investment in Sterling which were acquired in January 1999.

         Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments.

         Management believes that the KTI Loan, as amended, will provide adequate financing for the capital expenditures and start-up costs committed pursuant to the New Heights Business Plan.

Other Debt

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

         At February 29, 2000, Oakhurst's debt primarily consisted of (i) a balance of $9.5 million outstanding under the KTI Loan; (ii) revolving debt under the Revolver with a balance of approximately $4.7 million (of which approximately $1.5 million related to Dowling's is expected to be repaid upon the disposal of that business); (iii) the notes related to the Sterling equity purchase (the "OTI Notes") of approximately $1.4 million; (iv) the SCPI Creditor Notes of $144,000; (v) notes payable of $110,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"); and (vi) the Subordinated Loan of $74,000.

         The DFS notes bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon. Such notes are not expected to be assumed by the purchaser of Dowling's.

         The Creditor Notes were issued by SCPI in connection with the bankruptcy of Retail Acquisition Corp. (see Note 8 to the consolidated financial statements) and have been discounted using an imputed interest rate of 7.5%.

CAPITAL EXPENDITURES

         Capital expenditures made by SCPI and Oakhurst or its wholly-owned subsidiaries during fiscal 2000 totaled $428,000, mostly related to new vehicles and a computer system upgrade by Dowling's.

TAX LOSS CARRY-FORWARDS

         At February 29, 2000, SCPI and Oakhurst had net operating tax loss carry-forwards and capital losses (the "Tax Benefits") of approximately $158 million, which expire in the years 2001 through 2013 and which shelter most income of SCPI, Oakhurst or its subsidiaries from federal income taxes. A change in control of SCPI or Oakhurst in any three-year period exceeding 50% may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock and the New Rights Plan, described below, was adopted in December 1998.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time and since SCPI's and Oakhurst's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Oakhurst, most of their future income and that of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 7 to the consolidated financial statements).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The New Heights facility was originally constructed solely to burn scrap tires, but the retroactive repeal of the Illinois Retail Rate legislation which would have provided subsidized rates for the electricity produced by the facility, made it uneconomic. The Business Plan proposed by KTI provides for a number of substantial changes to the structure and operations of the facility, including inter alia, (i) collection of sufficient waste tires for crumb rubber production and to fuel the generating facility; (ii) operation of a cryogenic crumb rubber system; (iii) development of end uses for crumb rubber; (iv) obtaining permits to test and operate the waste-to-energy facility, and (iv) introducing other waste streams for burning or recycling. KTI has been engaged by OTI pursuant to an Operating and Maintenance Agreement, to develop these functions and operate the facility. KTI has extensive experience in the turnaround and management of waste-to-energy facilities and in 1998 it acquired RTI (now known as KTI Recycling), a company that produces and operates systems for the recycling of scrap tires into crumb rubber. Management believes that the capital expenditures, start-up losses and working capital requirements needed at New Heights will be adequately funded by OTI through Oakhurst's borrowings under the KTI Loan, as amended, by KTI, and by future cash flow and project financing; that future operations of New Heights will provide sufficient funds to OTI to repay the KTI Loan and that, if such operations are successful, the value of OTI's equity interest in New Heights could be significant. However, the start-up and operation of the facility and related functions involves many risks and such success cannot be assured.

RESULTS OF OPERATIONS

         Operations for the year ended February 29, 2000 include the results for Steel City Products together with OTI and the administrative costs of SCPI and Oakhurst. As previously discussed, an agreement to sell Dowling's was signed in June 2000, and accordingly, results of Dowling's have been reflected as discontinued operations throughout the periods presented.

FISCAL YEAR ENDED FEBRUARY 29, 2000 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1999

         Compared with the prior year, sales at SCPI increased by approximately $2.0 million. Sales to existing automotive customers increased by $2.5 million, principally due to additional sales to a significant customer of SCPI which had acquired additional stores through a merger in the current year, and through additional product offerings to other customers. Sales to new automotive customers aggregated approximately $660,000 in fiscal 2000. These increased sales were offset in part by decreased sales to existing automotive customers of $1.4 million, as these customers chose to purchase items directly from the manufacturer or downsized their automotive departments.

         Sales of non-food pet supplies increased by approximately $300,000 to $2.3 million compared with the prior year. Sales to new customers accounted for approximately $130,000 of the increase.

         Gross profits increased by $551,000 in fiscal 2000 compared with the prior year, due to the increased revenues and to higher margins earned on certain product lines. Buying and occupancy expenses increased by $15,000 in the current fiscal year, resulting from higher depreciation expense.

         Operating, selling and administrative expenses increased by $145,000 in the current fiscal year. Expenses at SCPI increased by approximately $84,000 due to higher administrative expenses and increased commissions resulting from the higher sales volume. Expenses at OTI increased by approximately $240,000 compared with the prior year, as fiscal 2000 represented OTI's first full year of operations. These increases were offset in part by a reduction in administrative personnel and lower office expenses at the corporate level.

         There was an increase in the provision for doubtful accounts of $32,000 due to the higher receivable levels sustained by SCPI in the current year.

         Interest expense increased by $880,000 compared to the prior year resulting primarily from interest on the KTI loan for the entire fiscal year. In addition, interest expense at OTI increased by $71,000 reflecting interest on the notes which were issued in connection with the purchase of the second equity tranche in Sterling Construction in October, 1999.

         There was a loss from equity investment of approximately $1.7 million related to OTI's investment in New Heights, which represents OTI's share of New Heights' net loss for the fiscal year resulting from start- up activities at the facility. The New Heights facility began operations in July 1999.

         There was a loss from discontinued operations of approximately $400,000, representing the loss incurred by Dowling's in the current year, compared with losses at Dowling's in the prior year of $185,000. The loss was due to reduced sales as customers have begun to purchase product directly from the manufacturers, combined with fewer radiator failures industry-wide and increased competition.

         Reflecting the decision in fiscal 2000 to dispose of Dowling's, a loss on disposal was recorded of $2.0 million, primarily resulting from the write-off of goodwill associated with the acquisition of Dowling's in fiscal 1995 and including an estimated $300,000 loss for operations from March 1, 2000 through the anticipated merger closing date.

FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1998

          Sales at SCPI increased by approximately $200,000. Sales to existing SCPI automotive customers decreased by $700,000, primarily as a result of downsizing and competitive pressures faced by certain of SCPI's customers. Partially offsetting this decline were sales by SCPI to new automotive customers of approximately $450,000.

          Sales of non-food pet supplies by SCPI were approximately $2.0 million in the current year, compared with $1.4 million in the prior year. Sales by SCPI of pet supplies first began in the second quarter of fiscal 1997.

         Gross profits decreased by $181,000 in fiscal 1999 compared with the prior year, due to a decrease in gross margin of 1.1% and an increase in buying and occupancy expenses of $29,000. The decrease in gross margin was largely attributable to several sales promotions during the second quarter of fiscal 1999. The increase in buying and occupancy expenses resulted from costs related to operating from rented facilities throughout fiscal 1999, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating, selling and administrative expenses decreased by approximately $304,000 when compared with fiscal 1998. Expenses at SCPI were lower by $138,000, due principally to lower officers and administrative salaries. Overhead reductions at the corporate level aggregated approximately $150,000. Offsetting these expense decreases, OTI recorded net operating expenses of $59,000 in the fourth quarter of fiscal 1999, principally due to salary expense.

         There was a decrease in the provision for doubtful accounts of $112,000 due to certain recoveries obtained by SCPI from bankrupt former customers.

         Interest expense decreased by $65,000 compared to the prior year. The decrease was due principally to the repayment of the Fixed Asset Loan by SCPI in December 1997 and to lower interest on the Revolver due to lower interest rates and loan balances through most of the year. Offsetting these savings was interest on the KTI Loan of $53,000.

         There was a loss from affiliates of approximately $150,000 related to OTI's equity investment in New Heights, which represents OTI's share of New Heights' net loss for the period from December 1998 to February 1999, resulting from start-up activities at the facility.

         Prior year results of operations included a gain of approximately $1.8 million resulting from the sale of the SCPI warehouse in December 1997.

         Income tax expense decreased by approximately $1.0 million in fiscal 1999, due primarily to a charge to deferred tax expense in the prior year attributable to additional reserves against the deferred tax asset.

         Discontinued operations reflect the operations of Dowling's Fleet Service, which reported a loss of $185,000 in fiscal 1999 compared with a loss of $63,000 in fiscal 1998. The decrease in profit was due to aggressive competition in Dowling's markets and unusually mild weather throughout fiscal 1999 which led to a general decrease in demand for radiator products.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        F-1

         Consolidated Balance Sheets: February 29, 2000 and February 28, 1999...............        F-2

         Consolidated Statements of Operations for the fiscal years ended
           February 29, 2000, February 28, 1999 and February 28, 1998.......................        F-3

         Consolidated Statements of Stockholders' Equity (Deficiency) for the fiscal years
           Ended February 29, 2000, February 28, 1999 and February 28, 1998.................        F-4

         Consolidated Statements of Cash Flows for the fiscal years ended
          February 29, 2000, February 28, 1999 and February 28, 1998........................        F-5

         Notes to Consolidated Financial Statements.........................................        F-6

         Financial Statement Schedules for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998:

             Schedule II - Valuation and Qualifying Accounts................................       F-21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

         The by-laws of Oakhurst Company, Inc. ("Oakhurst" or the "Company") provide for such number of directors as is determined from time to time by the Board of Directors. There are currently nine directors divided into three classes, each class having a term of three years or until his successor is elected.


                                     AGE AT MAY            CURRENT TERM              DIRECTOR
         NAME                         1, 2000                EXPIRES*                 SINCE          CLASS
-------------------------            ----------            ------------              --------        -----
John D. Abernathy                        62                    1999                    1994            I
Robert M. Davies                         49                    1999                    1996            I
Martin J. Sergi                          42                    1999                    1999            I
Mark Auerbach                            62                    2000                    1991           II
Bernard H. Frank                         79                    2000                    1995           II
Ross Pirasteh                            62                    2000                    1999           II
Joel S. Lever                            48                    1998                    1994           III
Maarten D. Hemsley                       50                    1998                    1998           III
Jack Polak                               87                    2001                    2000           III

*the director also serves until a successor is elected

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

Robert M. Davies. Chairman and Chief Executive Officer. Mr. Davies has been the Company's Chairman and Chief Executive Officer since May 1997 and was its President from May 1997 to January 1999. Mr. Davies had previously been a member of Oakhurst's Board from 1991 until 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of the Company's wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") and of SCPI. Mr. Davies also serves as a director of Maxicare Health Plans, Inc., a health maintenance organization based in California. Mr. Davies is a managing director of Menai Capital, L.L.C., a private equity advisory company.

Martin J. Sergi. Mr. Sergi has been a senior executive officer and director of KTI, Inc. ("KTI") since 1985 and most recently served as its President. Upon the completion of the merger between Casella Waste Systems, Inc.

("Casella") and KTI in December 1999, Mr. Sergi was appointed Executive Vice President of Casella. Mr. Sergi is licensed as a certified public accountant in New York.. He was elected to Oakhurst's and OTI's Boards of Directors in January 1999.

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

Ross Pirasteh. Mr. Pirasteh has served as Chairman of the Board of Directors of KTI since May 1996 and was a management consultant to KTI from 1995 to 1996, providing consulting with respect to bank financing and structural organization. Upon the completion of the merger between Casella and KTI in December 1999, Mr. Pirasteh was elected Chairman of the Board of Casella. In 1994, he also acted as a consultant to various other companies with respect to bank financing and capital funding. Mr. Pirasteh has been an entrepreneurial investor for the past five years, investing in real estate and privately held companies. In January 1999, Mr. Pirasteh was elected to Oakhurst's and OTI's Boards of Directors.

Joel S. Lever. Mr. Lever is a senior member of the law firm of Kurzman & Eisenberg, LLP where he has been a partner since 1984. Mr. Lever serves as Chairman of the firm's Corporate Department, where he specializes in transactional business matters, mergers and acquisitions, art and entertainment law and the sale and acquisition of commercial assets. Mr. Lever is a director of SCPI, as well as a director of several private companies.

Maarten D. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of SCPI in December 1998. He had been an employee and director of Oakhurst or SCPI for many years prior to 1995. In December 1995, he resigned his positions with the Company and SCPI but continued to provide consulting services to both companies through his wholly-owned business, Bryanston Management, Ltd. Mr. Hemsley currently serves as President, Chief Operating Officer and Chief Financial Officer of Oakhurst and is Chief Financial Officer of SCPI. He was elected to the Board of Directors of OTI in January 1999. Mr. Hemsley has been President of Bryanston Management, Ltd., a financial consultancy firm, since 1993. Mr. Hemsley also serves as a managing director of Menai Capital, L.L.C., a private equity advisory company.

Jack Polak. Mr. Polak has been an Investment Counselor for much of his professional career, and has served on the Board of Directors of several public companies. He currently serves as a director of C.C.A. Industries, a publicly held company which manufactures and markets health and beauty products. Mr. Polak was elected to Oakhurst's Board in March, 2000 as a nominee of KTI.

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

Roger M. Barzun (58): Senior Vice President, Secretary and General Counsel. Mr. Barzun has been Secretary and General Counsel of the Company since August 1991 and a Senior Vice President since May 1994. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (48) : President, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President in May 2000.

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

         Based solely on a review of those reports and amendments thereto furnished to the Company dueing its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 29, 2000 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its largest subsidiary, SCPI.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation for the 2000, 1999 and 1998 fiscal years allocated or paid on or before February 29,2000 to those who served as the Company's Chief Executive Officer during fiscal 2000 and to the other executive officers of the Company who were serving at the end of the 2000 fiscal year for services rendered in all capacities to the Company and its subsidiaries and whose total annual salary and bonus exceeded $100,000 in fiscal 2000. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.

                                                                                        LONG TERM
                                            ANNUAL COMPENSATION                        COMPENSATION
                                 -------------------------------------------  ------------------------------
                                                                  OTHER        SECURITIES        ALL OTHER
                                                                 ANNUAL        UNDERLYING        COMPENSA-
                                 FISCAL   SALARY       BONUS  COMPENSATION    OPTIONS/SARS         TION
  NAME AND PRINCIPAL POSITION     YEAR      ($)         ($)       ($)*            (#)              ($)
-----------------------------    ------   ---------   ------- ------------    ------------     -------------
Robert M. Davies (1) (6)         2000       120,000        --      --                --             --
Chairman &                       1999        70,300        --      --           288,000             --
Chief Executive Officer          1998        50,000        --      --           203,000             --

Maarten D. Hemsley (2) (6)       2000       125,000        --      --                --             --
President, Chief Operating       1999        19,823        --      --           192,000             --
Officer and Chief
Financial Officer

Bernard H. Frank (3)             2000       110,434    25,000      --                --         13,908(4)
Executive Vice President         1999       110,000     6,250      --                --         13,908
                                 1998        50,050     7,364      --                --         13,908

Terrance W. Allan (5)            2000       115,885    15,000      --             9,750             --
President                        1999       115,001        --      --                --             --
SCPI                             1998       126,490    15,000      --                --             --

----------

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

6. Employment agreements for Messrs. Davies and Hemsley include the voluntary deferral of 10% of their salary until such time as the Board of Directors determines the Company has sufficient cash flow to permit the payment. In fiscal 1999, the amount deferred for Mr. Davies was $2,500 and for Mr. Hemsley was $3,600. In fiscal 2000, deferred amounts were $6,000 and $8,500 for Mr. Davies and Mr. Hemsley, respectively.

                             ----------------------

OPTION GRANTS IN THE LAST FISCAL YEAR.

     The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table, above, during the fiscal year ended February 29, 2000.


                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF STOCK
                                                                                                   PRICE
                                                                                               APPRECIATION
                                                  INDIVIDUAL GRANTS                          FOR OPTION TERM (3)
                           ---------------------------------------------------------- --------------------------------
                                             PERCENT OF
                                            TOTAL OPTIONS
                             NUMBER OF        GRANTED TO
                             SECURITIES      EMPLOYEES IN     EXERCISE      EXPI-
                             UNDERLYING      FISCAL YEAR       PRICE       RATION             5%             10%
NAME                          OPTIONS            (%)           ($)(2)       DATE             ($)             ($)
-------------------------- --------------  ----------------  ---------- ------------- ----------------- --------------
MAARTEN HEMSLEY                   --              --              --            --             --               --
ROBERT M. DAVIES                  --              --              --            --             --               --
BERNARD H. FRANK(1)            7,750            18.9%          $1.00      8/8/2009         $4,874          $12,352
TERRANCE W. ALLAN(1)           9,750            23.8%          $1.00      8/8/2009         $6,132          $15,539

----------

1. ONE FOURTH OF THESE OPTIONS BECAME EXERCISABLE AT THE DATE OF GRANT; THE BALANCE VESTS OVER THREE YEARS.

2. THE EXERCISE PRICE PER SHARE OF EACH OPTION WAS EQUAL TO THE MARKET VALUE ON THE DATE OF GRANT.

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

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

     The following table sets forth certain information based upon the fair market value per share of the Common Stock at February 29, 2000 ($1.22) or the day closest to the Company's February 29, 2000 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at February 29, 2000 and the exercise price of the option shares. During fiscal 2000, there were no option exercises by any of these individuals.



                                                                                   VALUE OF UNEXERCISED IN-THE-
                                    NUMBER OF SECURITIES UNDERLYING                MONEY OPTIONS AT FISCAL YEAR
                                 UNEXERCISED OPTIONS AT FISCAL YEAR END                         END
                                                  (#)                                           ($)
                                 ---------------------------------------         ---------------------------------
NAME                                 EXERCISABLE         UNEXERCISABLE           EXERCISABLE         UNEXERCISABLE
----                                 -----------         -------------           -----------         -------------
Robert M. Davies                         436,992              96,000               200,990             69,120
Maarten D. Hemsley                       372,424              64,000               118,035             14,080
Bernard H. Frank                          70,265               5,812                   426              1.279
Roger M. Barzun                           31,000               5,000                 5,175              1,725
Terrance W. Allan                         31,769               7,312                   536              1,609


COMPENSATION OF DIRECTORS.

   All non-employee directors receive annual stock option grants on May 1 each year under the Non- Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant. Messrs. Pirasteh and Sergi waived their initial option grant under this plan. During fiscal 2000, each non-employee who did not otherwise receive compensation from the Company received an annual director's fee of $12,500 and if he serves as chairman of at least one committee of the Board of Directors, an additional annual director's fee of $2,500. All fees are paid quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings.

See also "Employment Contracts and Termination of Employment and
Change-in-Control Arrangements," following, for a description of compensation arrangements during fiscal 2000 between the Company and Messrs. Davies and Hemsley.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Mr. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997. He had previously been a director of the Company from 1991 until 1994. He was compensated at the rate of $5,000 per month under a one-year consulting agreement until June 1998, when he entered into an employment agreement at the same rate of pay. Mr. Davies also receives reimbursement of expenses incurred by him in carrying out his duties and responsibilities. In October 1998, Mr. Davies voluntarily took a 10% salary reduction, which may be paid in the future at the discretion of Oakhurst's Board. In December 1998, Mr. Davies also entered into an employment agreement with OTI which provides for a base salary of $60,000, plus a car allowance. Both the Oakhurst and OTI employment agreements expire on February 28, 2001.

Mr. Hemsley. Mr. Hemsley had been employed by and was a director of Oakhurst or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with Oakhurst through his wholly-owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was elected to the Board of Directors and was appointed President, Chief Operating Officer and Chief Financial Officer of Oakhurst subject to an employment agreement at the same rate of compensation as the Bryanston consulting agreement of $85,000 per annum (of which 10% is deferred under a voluntary salary reduction, which may be paid in the future at the discretion of the Board of Directors). In December 1998, Mr.

Hemsley also entered into an employment agreement with OTI which provides for a base salary of $40,000 annually, plus a car allowance. Both the Oakhurst and OTI employment agreements expire on February 28, 2001.

Mr. Frank. In fiscal 1997, in light of SCPI's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2000, Mr. Frank was paid $25,000 in respect of this bonus plan.

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

Mr. Allan. SCPI has a year-by-year employment agreement with Mr. Allan (sometimes hereinafter referred to as the "executive") commencing September 1, 1993 that provides for a base salary of $115,050. The agreement provides for the payment of an annual management bonus based upon the defined profits of SCPI's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the SCPI that exceed $2,000,000. The agreement was extended in September 1996 and has been renewed on a year-to-year basis. The agreement provides for payment to Mr. Allan of up to twenty-four months of base salary plus continued benefits, in the event of a change in control of SCPI, as defined.

Mr. Barzun. Mr. Barzun is compensated pursuant to a December 1992 employment agreement, as amended, under which he provides general counsel services to the Company on a part-time basis. Under the agreement, Mr. Barzun was entitled to a minimum salary of $56,250; participation in benefit plans made available to other executives; reimbursement of Company-related business expenses; and payment in a lump sum of six months' salary in the event his employment is terminated without cause. In October 1998, in light of the time requirements of the Company, Mr. Barzun agreed to reduce his salary to $25,000 annually. In March 1999, Mr. Barzun received a $5,000 bonus for his efforts in respect of the organization of OTI.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     During fiscal 2000, Mr. Davies was a member of the Compensation Committee of the Company and of SCPI. Mr. Frank serves on the Compensation Committee of SCPI and is a director and officer of SCPI and of the Company.

     The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction.

     In December 1998, KTI purchased approximately 1.7 million shares of Oakhurst's common stock, representing 35% of the common stock outstanding after the purchase, at the market price of $0.50 per share. In conjunction with the private placement of stock, KTI committed under a loan agreement to lend Oakhurst up to $11.5 million (see Notes 1 and 5 to the Consolidated Financial Statements). Funding under the KTI Loan is to be used principally to enable OTI to finance the Business Plan for New Heights, pursuant to an Investment Agreement between New Heights, OTI and KTI (see Note 13 to the Consolidated Financial Statements). In addition, KTI agreed to provide, directly or through OTI, the funding requirements of the New Heights Business Plan. In December 1998, New Heights appointed KTI to manage its facility, pursuant to an Operating and Maintenance Agreement and OTI entered into a non-exclusive License Agreement for the use of waste rubber recycling technology owned by KTI's subsidiary, KTI Recycling.

   Pursuant to these transactions, in January 1999, KTI nominated two directors, Messrs. Pirasteh and Sergi, to each of the Boards of Directors of Oakhurst and OTI. In March 2000, Mr. Polak was elected to the Board of Directors of Oakhurst as KTI's third nominee under the Investment Agreement between KTI and Oakhurst.

   In October 1999, certain shareholders of Sterling Construction exercised their right to sell a second tranche of equity to OTI, thus increasing's OTI's equity ownership from 7% to 12%. The equity purchase was financed through the issuance of notes, of which $559,000 is due to Mr. Davies and Mr. Hemsley. The notes provide for interest payments at the rate of 14% per annum and are payable in April 2001.

   See also "Compensation of Directors" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


REPORT ON EXECUTIVE COMPENSATION IN THE 2000 FISCAL YEAR.

   This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended February 29, 2000. All members of the Committee are non-employee directors. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

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

   Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and one of them is a founder of the original business, their salaries in fiscal 2000 were based on the level of their prior salaries and the subjective judgement of the members of the Company's and SCPI's Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

   Bonuses. Bonuses payable to Messrs. Frank and Allan under their employment agreements consist of an Annual Management Bonus and in the case of Mr. Allan, an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation, any LIFO adjustments and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The amount of the bonus pool allocation is based on Mr. Frank's recommendations to SCPI's Compensation Committee. Mr. Frank's recommendations, in turn, are based on his subjective judgement, formed by over fifty years experience with the business, of the performance of each officer during the preceding year. Mr. Frank is entitled to a minimum Annual Management Bonus of 15% of salary provided that SCPI has earnings for the year in question. Bonuses paid in fiscal 2000 related to earnings in the prior year.

   The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 1999 and 2000 and accordingly no Annual Executive Bonuses were paid.

   The bonus percentages and amounts contained in the executive's employment agreements are based on the executive's years of service, his perceived importance to the profitability of SCPI and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus and what is fair and reasonable. No bonuses were paid to any other executive officers of the Company during fiscal 2000.

   Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock option grants to date is equal to the market price of the Common Stock on the date of grant.

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

     The returns are calculated assuming the value of an investment in the Company's stock and each index of $100 on the Company's February 28, 1995 fiscal year end and that all dividends were reinvested; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.

                                    [GRAPH]



                                    1995      1996      1997      1998      1999      2000


Oakhurst Company, Inc.             100.00     35.17     33.33     33.33     46.30     36.15
DJ Global US                       100.00    134.16    165.88    222.79    257.95    307.13
Dow Jones Retailers - Other        100.00    107.97    128.33    174.50    245.91    277.10


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


     This item sets forth certain information regarding ownership of the Company's common stock at May 1, 2000. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of May 1, 2000, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     This table sets forth each person, other than management, known by the Company to own beneficially more than 5% of the outstanding common stock of the Company.


 NAME AND ADDRESS                              NUMBER OF SHARES OF
OF BENEFICIAL OWNER                                COMMON STOCK               PERCENTAGE OF CLASS
-------------------                            -------------------            -------------------
KTI, Inc. (1)
700 Boulevard East
Guttenberg, NJ 07093                                1,730,056                        35.0%

Anthony N. Puma (2)
6014 Castle Creek Road
Arlington, TX 76017                                   266,667                         5.4%

----------

(1) These shares were purchased at the market value of $0.50 per share in December 1998 as part of a financing transaction between Oakhurst and KTI. In December 1999 KTI merged with Casella Waste Systems, Inc.

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

NAME OF BENEFICIAL OWNER                      SHARES OF COMMON STOCK                 PERCENTAGE OF CLASS
------------------------                      ----------------------                 -------------------
John D. Abernathy                                  115,996 (1)                              2.30%
Mark Auerbach                                      135,996 (2)                              2.68%
Robert M. Davies                                   634,492 (3)                             11.79%
Bernard H. Frank                                    71,972 (4)                              1.44%
Maarten D. Hemsley                                 463,812 (5)                              8.73%
Joel S. Lever                                      146,815 (6)                              2.91%
Ross Pirasteh                                       36,334 (7)(11)                              *
Martin J. Sergi                                    156,334 (7)(11)                          3.08%
Jack Polak                                          28,000                                      *
Roger M. Barzun                                     32,269 (8)                                  *
Terrance W. Allan                                   37,160 (9)                                  *
All directors and executive
officers as a group (10
persons):                                        1,859,180 (10)                            29.51%

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

4. This number includes 76,077 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.25 to $2.00 per share.

5. This number includes 308,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share.

6. This number includes 97,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

7. 50,000 shares each were issued to Mr. Pirasteh and Mr. Sergi upon their election to the Oakhurst Board of Directors, one-third of which were immediately exercisable. The options were issued at $0.50 per share.

8. This number includes 26,000 shares issuable under outstanding stock options that are exercisable at prices ranging from $0.88 to $2.00 per share.

9. This number includes 39,081 shares issuable under outstanding stock options that are exercisable at prices ranging from $1.25 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

10. This number includes 1,135,394 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 1999 at prices ranging from $0.50 to $3.375 per share.

11. Messrs. Pirasteh and Sergi are directors and officers of KTI and Casella (into which KTI merged in December 1999) and stockholders of Casella and therefore under rules of the Securities and Exchange Commission may be deemed to be beneficial owners of the 1.7 million shares of Oakhurst held by KTI, although each of them disclaims beneficial ownership.

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

         1.  Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets: February 29, 2000 and February 28, 1999

                  Consolidated Statements of Operations for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

                  Consolidated Statements of Stockholders' Equity (Deficiency)
                           for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

                  Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

                  Notes to Consolidated Financial Statements

         2.  The following Financial Statement Schedules for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998 are submitted herewith:

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

         3.2      By-laws - as amended through January 13, 1998.

         4.1      Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

         4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

        x/10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

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

        x/10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

        x/10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

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

        x/10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10- K for the fiscal year ended February 28, 1997).

        x/10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

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

         10.17 Agreement of Sale and Purchase by and between Steel City Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10- Q for the second quarter ended August 31, 1997).

         10.18 Second, and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

         10.19 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of November 11, 1997 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                  1998).

         10.20 Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A filed on January 5, 1999).

        x/10.21 Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         10.22 Fourth Amendment to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         10.23 Investment Agreement among Oakhurst Company, Inc., Oakhurst Technology, Inc. and KTI, Inc. dated as of December 29, 1998 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         10.24 Intercreditor Agreement among Oakhurst Company, Inc., KTI, Inc. and FINOVA Capital Corporation dated December 29, 1998 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         10.25 Stock Purchase and Investment Agreement between Oakhurst Technology, Inc. and Sterling Construction Company dated as of January 19, 1999 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         10.26 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.27   Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.28 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.29 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.30 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         18.1 Letter regarding change in accounting principle (filed as Exhibit 18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         21       Subsidiaries at February 29, 2000:
                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Co., Inc. - New York
                           Oakhurst Management Corporation - Texas
                           Oakhurst Technology, Inc - Delaware

         *27      Financial Data Schedule (EDGAR transmission only).

         27.1 Restated Financial Data Schedule for the quarter ended November 30, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

         27.2 Restated Financial Data Schedule for the quarter ended August 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

         27.3 Restated Financial Data Schedule for the quarter ended May 31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

         27.4 Restated Financial Data Schedule for the year ended February 28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

         27.5 Restated Financial Data Schedule for the quarter ended November 30, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

         27.6 Restated Financial Data Schedule for the quarter ended August 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

         27.7 Restated Financial Data Schedule for the quarter ended May 31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

         27.8 Restated Financial Data Schedule for the year ended February 28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).

         99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 1999 (to be filed by amendment).



----------

x/       Management contract or compensatory plan or arrangement.

*        Filed herewith


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the last quarter covered by this report:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OAKHURST COMPANY, INC.

Date: July 12, 2000                            By: /s/ Robert M. Davies
                                                  ------------------------
                                                       Robert M. Davies
                                                       Chief Executive Officer
                                                       (duly authorized officer)

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

         SIGNATURES                                     TITLES                              DATE
         ----------                                     ------                              ----


   /s/   Robert M. Davies                       Chairman of the Board of Directors      July 12, 2000
-------------------------------------------     and Chief Executive Officer
Robert M. Davies                                (principal executive officer)

   /s/   Maarten D. Hemsley                     President, Chief Financial              July 12, 2000
-------------------------------------------     Officer and Director (principal
Maarten D. Hemsley                              financial and accounting officer)
                                                Director

   /s/   John D. Abernathy                      Director                                July 12, 2000
-------------------------------------------
John D. Abernathy


   /s/   Mark Auerbach                          Director                                July 12, 2000
-------------------------------------------
Mark Auerbach


   /s/   Bernard H. Frank                       Director                                July 12, 2000
-------------------------------------------
Bernard H. Frank


   /s/   Joel S. Lever                          Director                                July 12, 2000
-------------------------------------------
Joel S. Lever


   /s/   Ross Pirasteh                          Director                                July 12, 2000
-------------------------------------------
Ross Pirasteh


   /s/   Jack Polak                             Director                                July 12, 2000
-------------------------------------------
Jack Polak


   /s/   Martin J. Sergi                        Director                                July 12, 2000
-------------------------------------------
Martin J. Sergi

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.:


We have audited the accompanying consolidated balance sheets of Oakhurst Company, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended February 29, 2000, and February 28, 1999 and 1998. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





 /s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
July 12, 2000






                                      -F1-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS                                             FEBRUARY 29,  FEBRUARY 28,
                                                                                            2000          1999
                                                                                        ------------  ------------
Current assets:
     Cash ...........................................................................     $    152      $    241
     Trade accounts receivable, less allowance of $367 and $388, respectively .......        3,446         3,330
     Other receivables ..............................................................          244           158
     Inventories ....................................................................        6,803         6,045
     Other ..........................................................................          135           159
                                                                                          --------      --------
                         Total current assets .......................................       10,780         9,933
                                                                                          --------      --------

Property and equipment, at cost .....................................................        2,322         2,045
     Less accumulated depreciation ..................................................       (1,515)       (1,344)
                                                                                          --------      --------
                                                                                               807           701
                                                                                          --------      --------
Investments:
     Equity .........................................................................        5,336         1,125
     Other ..........................................................................        2,745         1,379
Note receivable .....................................................................        1,330         1,330
Excess of cost over net assets acquired, net ........................................          156         2,080
Other assets ........................................................................          279           328
                                                                                          --------      --------
                                                                                             9,846         6,242
                                                                                          --------      --------
                                                                                          $ 21,433      $ 16,876
                                                                                          ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable ...............................................................     $  7,259      $  5,662
     Accrued compensation ...........................................................          503           509
     Current maturities of long-term obligations ....................................        2,743           218
     Current maturities of long-term obligations, related parties ...................           88            88
     Accrued interest ...............................................................          838            78
     Other accrued expenses .........................................................          359           399
                                                                                          --------      --------
                         Total current liabilities ..................................       11,790         6,954
                                                                                          --------      --------

Long-term obligations:
     Long-term debt .................................................................        3,172         4,669
     Long-term debt, related parties ................................................       10,076         3,408
     Other long-term obligations ....................................................          180           177
                                                                                          --------      --------
                                                                                            13,428         8,254
                                                                                          --------      --------

Commitments and contingencies .......................................................           --            --

Stockholders' equity (deficiency):
     Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued .....           --            --
     Common stock, par value $0.01 per share; authorized 14,000,000
       shares; issued 4,943,018 shares ..............................................           49            49
     Additional paid-in capital .....................................................       47,204        47,204
     Deficit (Reorganized on August 26, 1989) .......................................      (51,037)      (45,584)
     Treasury stock, at cost, 207 common shares .....................................           (1)           (1)
                                                                                          --------      --------
                         Total stockholders' equity (deficiency) ....................       (3,785)        1,668
                                                                                          --------      --------
                                                                                          $ 21,433      $ 16,876
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


                                      -F2-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                                                                      ENDED           ENDED             ENDED
                                                                   FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                                                       2000            1999              1998
                                                                   ------------     ------------     ------------
Sales ........................................................     $    20,142      $    18,092      $    17,879
Other income .................................................             379              411              212
                                                                   -----------      -----------      -----------
                                                                        20,521           18,503           18,091
                                                                   -----------      -----------      -----------

Cost of goods sold, including occupancy and
  buying expenses ............................................          16,254           14,755           14,340
Operating, selling and administrative expenses ...............           4,213            4,061            4,365
Provision for doubtful accounts ..............................              58               26              138
Amortization of excess of cost over net assets acquired ......               6                6                6
Interest expense .............................................           1,243              358              423
Income from the sale of real estate ..........................              --               --           (1,760)
Income on assets held for sale - H&H and Puma (See Note 2) ...              --               --              (72)
                                                                   -----------      -----------      -----------
                                                                        21,774           19,206           17,440
                                                                   -----------      -----------      -----------
(Loss) income from continuing operations before loss on equity
  investment and income taxes ................................          (1,253)            (703)             651

Loss from equity investment ..................................          (1,734)            (150)              --

Current income tax expense ...................................             (10)              (8)              (3)
Deferred income tax expense ..................................              --               --           (1,000)
                                                                   -----------      -----------      -----------

Loss from continuing operations ..............................          (2,997)            (861)            (352)
Discontinued operations (See Note 2):
  Loss from operations .......................................            (428)            (185)             (63)
  Loss on disposal ...........................................          (2,028)              --               --
                                                                   -----------      -----------      -----------
                                                                        (2,456)            (185)             (63)
                                                                   -----------      -----------      -----------
Net loss .....................................................     $    (5,453)     $    (1,046)     $      (415)
                                                                   ===========      ===========      ===========

Basic and diluted net loss per share:
  Continuing operations ......................................     $     (0.61)     $     (0.25)     $     (0.11)
  Discontinued operations ....................................           (0.49)           (0.05)           (0.02)
                                                                   -----------      -----------      -----------
  Net loss per share .........................................     $     (1.10)     $     (0.30)     $     (0.13)
                                                                   ===========      ===========      ===========

Weighted average number of shares outstanding used in
  computing basic and diluted per share amounts ..............       4,943,018        3,501,075        3,206,179
                                                                   ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      -F3-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)


                                                              ADDITIONAL
                                                   COMMON      PAID-IN                    TREASURY
                                                   STOCK       CAPITAL      DEFICIT        STOCK         TOTALS
                                                  --------    ----------    --------      --------      --------
Balance at February 28, 1997 ................     $     32     $ 46,529     ($44,123)           (1)     $  2,437

Net loss ....................................                                   (415)                       (415)

Employee stock award ........................            *            6                                        6
                                                  --------     --------     --------      --------      --------
Balance at February 28, 1998 ................           32       46,535      (44,538)           (1)        2,028

Net loss ....................................                                 (1,046)                     (1,046)

Employee stock award ........................            *            6                                        6

Issuance of common stock, net of expenses ...           17          663                                      680
                                                  --------     --------     --------      --------      --------
Balance at February 28, 1999 ................           49       47,204      (45,584)           (1)        1,668

Net loss ....................................                                 (5,453)                     (5,453)
                                                  --------     --------     --------      --------      --------
Balance at February 29, 2000 ................     $     49     $ 47,204     ($51,037)           (1)     ($ 3,785)
                                                  ========     ========     ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      -F4-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                 FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                                                                   ENDED           ENDED            ENDED
                                                                                 FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                                    2000            1999             1998
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Loss from continuing operations ..........................................     $(2,997)        $  (861)        $  (352)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Depreciation and amortization .........................................         212             150             259
       Deferred tax expense ..................................................          --              --           1,000
       Gain on sale of real estate ...........................................          --              --         .(1,761)
       Loss on retirement of assets ..........................................          --               4               6
       Employee stock awards .................................................          --               6               6
       Loss from equity investment ...........................................       1,734             150              --
    Other changes in operating assets and liabilities:
       Accounts receivable ...................................................        (279)            509            (166)
       Inventories ...........................................................        (850)              5            (624)
       Accounts payable ......................................................         842            (265)            220
       Other .................................................................         584               3             138
                                                                                   -------         -------         -------
Net cash provided by (used in) operating activities of:
    Continuing operations ....................................................        (754)           (299)         (1,274)
    Discontinued operations ..................................................         335            (168)            414
                                                                                   -------         -------         -------
Net cash provided by (used in) operating activities ..........................        (419)           (467)           (860)
                                                                                   -------         -------         -------

Cash flows from investing activities:
    Additions to property and equipment ......................................         (71)           (188)           (293)
    Proceeds from the sale of real estate ....................................          --              --           2,657
    Increase in investment ...................................................      (7,311)         (3,983)             --
                                                                                   -------         -------         -------
Net cash (used in) provided by investing activities ..........................      (7,382)         (4,171)          2,364
                                                                                   -------         -------         -------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ..........................         386             716             (80)
    Proceeds from issuance of long-term debt .................................       7,555           3,540              --
    Issuance of common stock, net of expenses ................................          --             680              --
    Principal payments on long-term obligations ..............................        (154)           (104)        .(1,381)
    Deferred loan costs ......................................................         (75)             --             (35)
                                                                                   -------         -------         -------
Net cash provided by (used in) financing activities ..........................       7,712           4,832         .(1,496)
                                                                                   -------         -------         -------

Net (decrease) increase in cash ..............................................         (89)            194               8
Cash at beginning of year ....................................................         241              47              39
                                                                                   -------         -------         -------
Cash at end of year ..........................................................     $   152         $   241         $    47
                                                                                   =======         =======         =======

Supplemental disclosures of cash flow information:
Cash paid during the year for operating activities from continuing operations:
    Interest .................................................................     $   466         $   352         $   450
                                                                                   =======         =======         =======
    Income taxes, net of refunds received ....................................     $     1         $    10         $    16
                                                                                   =======         =======         =======

Supplemental disclosure of non-cash financing activities:
    Capital lease obligations incurred for new equipment .....................     $    --         $   144         $    --
                                                                                   =======         =======         =======


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

Continuing operations

         Oakhurst Company, Inc. ("Oakhurst" or "the Company") was formed as a result of a merger transaction (the "merger") in fiscal 1992 between Steel City Products, Inc. ("SCPI") and an Oakhurst subsidiary. The merger resulted in a restructuring of SCPI such that it became a majority-owned subsidiary of Oakhurst. In accordance with the merger, Oakhurst owns 10% of SCPI's outstanding common stock and all of SCPI's Series A Preferred Stock. The merger was structured such that the aggregate fair market value of SCPI's common stock and Series A Preferred Stock owned by Oakhurst would be approximately 90% of the aggregate fair market value of the issued and outstanding common and voting preferred stock of SCPI. Oakhurst controls approximately 90% of the voting power of SCPI. The accompanying consolidated financial statements reflect this control and include the accounts of SCPI. Until December 1998, Oakhurst's principal business was the distribution of automotive aftermarket products.

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights Recovery and Power, LLC ("New Heights") (see Notes 5 and 13) and entered into an agreement with KTI, Inc. (a waste-to-energy and recycling company that merged with Casella Waste Systems, Inc. in December 1999) ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds") and under a loan agreement (the "KTI Loan") KTI committed to lend Oakhurst up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

         In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas. In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part is due to two officers and directors of Oakhurst.

         In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal, and accounting services to the Company and its subsidiaries.


Discontinued operations

         During fiscal 2000, the Board of Directors decided to sell Dowling's Fleet Service Co, Inc. ("Dowling's"). In June 2000, Oakhurst entered into an agreement to sell Dowling's through a merger with an importer of

                                      -F6-
radiators. Accordingly, results for Dowling's have been presented as discontinued operations in the statement of operations and the statement of cash flows.

   Use of Estimates:

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Business Activities:

         The Company's continuing operations at February 29, 2000 consisted of two businesses. SCPI is a wholesale distributor operating under the trade name Steel City Products principally selling automotive accessories, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies, primarily to supermarket retailers. OTI is principally engaged in investments in the recycling and waste-to-energy business.

   Fiscal Year:

         The Company's fiscal year ends on the last day of February.

   Inventories:

         The Company's inventories are stated at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

   Property and Equipment:

         Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 3-10 years; and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense for continuing operations was approximately $115,000, $101,000, and $115,000 in fiscal 2000, 1999 and 1998, respectively, and for discontinued operations was approximately $186,000, $170,000, and $162,000 in fiscal 2000, 1999 and 1998, respectively.

  Investments:

         Oakhurst accounts for investments in affiliated companies with a 20% or greater ownership interest on the equity basis of accounting and accordingly, consolidated results of operations include Oakhurst's share of the income or loss of New Heights.

         Oakhurst utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest and there is no readily determinable market value; accordingly, its investment in Sterling Construction Company is recorded at cost.





                                      -F7-

   Excess of Cost Over Net Assets Acquired:

         The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over periods ranging from 15 to 40 years.

         The unamortized values at February 29, 2000 and February 28, 1999 are net of accumulated amortization of approximately $115,000 and $983,000 respectively.

         Oakhurst periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Results of discontinued operations for fiscal 2000 include the write-off of approximately $1.7 million of the Excess of Cost over Net Assets Acquired related to the acquisition of Dowling's in fiscal 1995.

   Revenue Recognition:

         Revenues are recognized at the time products are shipped.

   Federal and State Income Taxes:

         Oakhurst accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).

   Stock-Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

   Earnings Per Share:

         Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common shares. Loss per share amounts do not include common stock equivalents since that would have an antidilutive effect and reduce net loss per share. At February 29, 2000, there were options to purchase 1,730,257 shares of common stock outstanding that were not included in the computation of diluted earnings per share because of the antidilutive effect on the net loss per share.

   New Accounting Standards:

         In June 1998, SFAS No. 133 "Accounting for Derivitive Instruments and Hedging Activities" was issued, which is required to be adopted in years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

2.  SALE OF SUBSIDIARY

         In fiscal 2000, Oakhurst's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit

                                      -F8-
agreement (see Note 5). The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the Revolver has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst.

         The Company has recorded a loss on disposal of Dowling's of $2.0 million, principally reflecting the write- off of $1.7 million related to the excess of cost over net assets acquired and a $300,000 provision for expected operating losses from March 1, 2000 through the anticipated merger closing date.

         The assets and liabilities of Dowling's included in the consolidated balance sheet at February 29, 2000 consisted of the following:

Assets:
Cash ....................................................                 $        110
Trade accounts receivable ...............................                          952
Other receivables .......................................                          198
Inventories .............................................                        2,007
Other current assets ....................................                           28
Property and equipment, net .............................                          422
Other assets ............................................                          579
                                                                          ------------
         Total assets ...................................                 $      4,296
                                                                          ============

Liabilities:
Accounts payable ........................................                 $      2,375
Accrued compensation ....................................                          128
Current portion of long-term debt .......................                        1,573
Other current liabilities ...............................                          220
                                                                          ------------
         Total liabilities ..............................                 $      4,296
                                                                          ============

3.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                            FEBRUARY 29,           FEBRUARY 28,
                                                                2000                  1999
                                                            ------------           ------------

Leasehold improvements ...........................          $        468           $        468
Office furniture,
     warehouse equipment and vehicles ............                 1,854                  1,577
                                                            ------------           ------------
                                                                   2,322                  2,045
Less accumulated depreciation ....................                (1,515)                (1,344)
                                                            ------------           ------------
                                                            $        807           $        701
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





                                      -F9-

4.  SUMMARY FINANCIAL INFORMATION

     In December 1998, OTI acquired an initial 50% interest in, and became the managing member of, New Heights. In August 1999 the valuation of the impact of adopting fresh-start accounting upon New Heights' emergence from bankruptcy in December 1998 was completed. Accordingly, summarized financial information is provided herein for New Heights at February 29, 2000 and for the fiscal year then ended:

Current assets .........................          $        247
Non-current assets .....................                29,783

Current liabilities ....................                 1,891
Non-current liabilities ................                 2,216

Net equity .............................          $     25,923

Total revenues .........................          $        760
Net loss ...............................          $     (3,468)


     In May 2000, the Company acquired an 80% ownership interest in Seaglass, Inc. from KTI along with certain advances made from KTI to Seaglass, Inc. in return for an increase in the KTI loan of approximately $1.1 million. Oakhurst immediately contributed the Seaglass common stock and advances to OTI which in turn contributed them to New Heights.


5.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

             Long-term obligations, including the present value of the Creditor Notes (see Note 8), consist of the following (in thousands):

                                                                                          FEBRUARY 29,          FEBRUARY 28,
                                                                                             2000                   1999
                                                                                          ------------           ------------

KTI Loan, due April 2001 .......................................................          $      9,495           $      3,299
Revolving Credit Agreement, $1,483 due in October 2000, the
      balance due in May 2003 ..................................................                 4,655                  4,595
Sterling Notes, due October 2000 and April 2001 ................................                 1,359                     --
Dowling's Notes, due quarterly through March 2001 ..............................                   110                    198
Capital lease obligations for computer and warehouse equipment,
      due monthly through October 2003 .........................................                   286                    167
Creditor Notes (Note 8) ........................................................                   144                    147
Notes payable for vehicle financing, due monthly through June, 2003 ............                    90                     --
Subordinated loan for leasehold improvements
      due monthly through October 2003 .........................................                    74                     92
Other ..........................................................................                    46                     62
                                                                                          ------------           ------------
                                                                                                16,259                  8,560
Less current portion ...........................................................                (2,831)                  (306)
                                                                                          ------------           ------------
                                                                                          $     13,428           $      8,254
                                                                                          ============           ============


          In March 1996, Oakhurst and its subsidiaries entered into a two year revolving credit agreement with an institutional lender that provided for a total facility for Oakhurst and its then subsidiaries of $9.5 million, comprised of a SCPI term loan of $1.5 million (the "Fixed Asset Loan") secured by a mortgage on SCPI's real estate and a maximum revolving credit facility of $8 million (the "Revolver") (collectively, the "Credit Facility").

                                      -F10-

          Borrowings under the Credit Facility initially bore interest at the Citibank N.A. base rate plus 1.5%. Borrowings under the Revolver are subject to a borrowing base that is calculated according to defined accounts receivable and inventory levels of Oakhurst's automotive subsidiaries. The Credit Facility had an initial term of two years and contained various restrictive financial covenants. The Credit Facility is secured by the accounts receivable, inventories and fixed assets of Oakhurst and its automotive subsidiaries, contains certain Revolver prepayment penalties and provides for the payment of loan management fees, unused Revolver facility fees and examination fees.

          In June 1997, Oakhurst and its subsidiaries entered into an agreement with the lender to amend the Credit Facility to reflect the dispositions of H&H and Puma. The agreement reduced the maximum amount available under the Revolver to $7 million, subject to a borrowing base, and amended certain financial covenants. In September 1997, Oakhurst and its subsidiaries reached an agreement with the lender to extend the Revolver beyond its initial two year term to April 1999 and paid a renewal fee of $35,000. The Credit Facility provided for subsequent automatic renewal terms of one year each, upon payment of a renewal fee of 0.5% of the entire line, unless earlier terminated as provided for in the agreement. In December 1997, the Fixed Asset Loan was repaid in full, from the proceeds of the sale of SCPI's warehouse.

          In March 1999, the Credit Facility was renewed for one year and amended to provide for only a revolving line of credit (the "Revolver"), to increase certain borrowing base percentages, increase the interest rate to Citibank N.A. base rate plus 2%, and amend the financial covenants.

          In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year renewal term and to reduce the total Revolver to $4.0 million, subject to a borrowing base. At the same time, an agreement was entered into with the institutional lender for an extension until October 28, 2000 of the $2.75 million Revolver facility applicable to Dowling's, and, assuming the closing of the merger, for the waiver by the lender of a financial covenant default as at February 29, 2000. It is expected that the acquirer of Dowling's will obtain replacement financing prior to October 28, 2000, so that upon the Closing of the Merger Agreement amounts outstanding from Dowling's under the Revolver will be repaid.

          At February 29, 2000, the borrowing base under the Revolver was approximately $5.7 million. During fiscal 2000, the borrowing base ranged from $5.0 million to $5.7 million, and averaged approximately $5.5 million.

          The Dowling's Notes were issued in connection with the fiscal 1995 acquisition of Dowling's, bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon. The notes are expected to remain an obligation of Oakhurst under the terms of the proposed merger without acceleration of payment.

          In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low- interest loan (the "Subordinated Loan"), subordinated to the Revolver, in the amount of $98,000 and bearing interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

          In December 1998, Oakhurst entered into a Multiple Advance Term Loan Facility (the "KTI Loan") with KTI pursuant to which KTI committed to loan up to a minimum of $11.5 million. Such amount may increase to a maximum of $17 million to the extent that the funding for the New Heights Business Plan exceeds the minimum specified therein (see Note 13). The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and is due in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the institutional lender of the Revolver, and is secured by a pledge of all the capital stock of OTI, and all of OTI's equity interest in New Heights. Funds drawn by Oakhurst have been invested in OTI to facilitate the funding of the New Heights Business Plan and the investment in Sterling.

                                      -F11-

          The Sterling Notes bear interest at the rate of 14% per annum. Of these notes which are secured by the second equity tranche, $800,000 is repayable to a third party in October 2000, and $559,000 is repayable in April 2001 to two officers and directors of Oakhurst.

          The obligations mature during each fiscal year as follows (in thousands):

                 FISCAL
                 ------
                  2001..........................        $   2,831
                  2002..........................           10,141
                  2003..........................               70
                  2004..........................            3,217
                  2005..........................               --
                                                        ---------
                                                        $  16,259
                                                        =========

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 2000 and February 28, 1999 consist of the following (in thousands):

                                                                  FEBRUARY 29, 2000                       FEBRUARY 28, 1999
                                                            ------------------------------          ------------------------------
                                                             CARRYING             FAIR               CARRYING              FAIR
                                                              VALUE               VALUE               VALUE                VALUE
                                                            ----------          ----------          ----------          ----------
KTI Loan .........................................          $    9,495          $    9,495          $    3,299          $    3,299
Revolver .........................................               4,655               4,655               4,595               4,595
OTI Notes ........................................               1,359               1,359                  --                  --
Note Receivable from Sterling ....................               1,330               1,330               1,330               1,330
Creditor Notes ...................................                 144                 247                 147                 295
Subordinated Loan ................................                  74                  74                  92                  92

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities.

7.  INCOME TAXES AND DEFERRED TAX ASSET

         At February 29, 2000, Oakhurst has, for tax reporting purposes, estimated net operating tax loss carry- forwards and capital loss carryforwards of approximately $158 million which expire in the fiscal years 2001 through 2013. Under SFAS No. 109, Oakhurst records as an asset net of a valuation allowance, the estimated future benefit of its net operating tax loss carry-forwards, capital losses and other tax benefits. At the balance sheet date the deferred tax asset is fully reserved by the valuation allowance.

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

         In fiscal 1998, the valuation allowance was increased to the full value of the deferred tax asset, resulting in an additional charge to deferred tax expense of $701,000. If future profit levels exceed current expectations and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of approximately $8 million to deferred tax expense in prior years, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi- reorganization accounting in fiscal 1990.

                                      -F12-

         The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.


         Income tax expense consists of the following (in thousands):

                                                            FISCAL             FISCAL              FISCAL
                                                          YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                         FEBRUARY 29,        FEBRUARY 28,        FEBRUARY 28,
                                                             2000               1999                1998
                                                         ------------        ------------        ------------
Current tax expense ..............................       $         10        $          4        $        313
Current tax benefit from utilization of
  net operating tax loss carryforwards ...........                 --                  --                (297)
                                                         ------------        ------------        ------------
                                                                   10                   4                  16
Increase in valuation allowance
  of the deferred tax asset ......................              1,848                 263                 703
Deferred tax (benefit) expense ...................             (1,848)               (263)                297
                                                         ------------        ------------        ------------
Income tax expense ...............................       $         10        $          4        $      1,016
                                                         ============        ============        ============

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                            FISCAL             FISCAL              FISCAL
                                                          YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                         FEBRUARY 29,        FEBRUARY 28,        FEBRUARY 28,
                                                             2000               1999                1998
                                                         ------------        ------------        ------------

Tax (benefit) expense at the U.S.
  federal statutory rate .........................       $     (1,857)       $       (354)       $        204
State income tax expense,
  net of refunds and federal benefit .............                 10                   4                  11
Increase in deferred tax asset
  valuation allowance ............................              1,848                 263                 703
Non-deductible costs .............................                  9                  91                  98
                                                         ------------        ------------        ------------
    Income tax expense ...........................       $         10        $          4        $      1,016
                                                         ============        ============        ============

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 29, 2000, expire as follows (in thousands):

Fiscal
------
2001 ..........................      $   12,000
2002 ..........................          52,000
2003 ..........................          22,000
2004 ..........................          49,000
2005 ..........................          15,000
2010...........................           1,000
2011...........................           2,000
2012...........................           3,000
2013 ..........................           2,000
                                     ----------
                                     $  158,000
                                     ==========

8.  DISCONTINUED RETAIL OPERATIONS

         SCPI disposed of its former Retail Division to Retail Acquisition Corp. ("RAC") in September 1990, when RAC acquired substantially all the assets of the former division and assumed substantially all of its liabilities.

                                      -F13-

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

         The Creditor Notes have been discounted using an imputed interest rate of 7.5%. Imputed interest expense of approximately $9,000 and $34,000 is included in results of continuing operations for fiscal 1999 and 1998, respectively. There was no interest expense associated with the Creditor Notes in fiscal 2000. In addition, income of $127,000 associated with the expiration of unpresented Creditor Notes is included in results of continuing operations for fiscal 1999.

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

         The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. In fiscal 1998 and 1997 options issuable under the plan were increased by 450,000 and 350,000 options, respectively. The options generally vest over a four year period and expire ten years from the date of the grant. None of these options has been exercised.

         The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. The plan provides that on every May 1, each non-employee director holding office on such date shall receive a fully-exercisable, fully vested, ten year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignation. None of these options has been exercised.

         In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Omnibus Plan provides for the issuance of 700,000 shares. The options generally vest over a three year period. None of the options granted under the 1998 Omnibus Plan has been exercised.

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






                                      -F14-

         The following tables summarize the activity under the four plans:


                         1998 Omnibus Plan(a)       1994 Omnibus Plan(b)         Director Plan            Fiscal 1992 Grant(c)
                         Shares    Price range     Shares     Price range    Shares      Price range    Shares      Price range
                      -----------  -----------  -----------   -----------  -----------   -----------  -----------   -----------
Outstanding at 2/97:           --           --      470,634   $ 1.16-3.88       48,000   $ 1.22-3.38      149,400   $ 2.00-2.75
Granted                        --           --      466,600   $ 0.88-1.00       12,000   $      1.00           --            --
Expired                        --           --      (35,100)  $ 1.16-3.88       (3,000)  $      2.75      (20,827)  $      2.00
                      -----------  -----------  -----------   -----------  -----------   -----------  -----------   -----------
Outstanding at 2/98:           --           --      902,134   $ 0.88-3.88       57,000   $ 1.00-3.38      128,573   $ 2.00-2.75
Granted                   600,000  $      0.50           --            --        9,000   $      0.84           --            --
Expired                        --           --      (14,350)  $ 1.00-3.88           --            --           --            --
                      -----------  -----------  -----------   -----------  -----------   -----------  -----------   -----------
Outstanding at 2/99:      600,000  $      0.50      887,784   $ 0.88-3.88       66,000   $ 0.84-3.38      128,573   $ 2.00-2.75
Granted                    41,000  $      1.00           --            --        9,000   $      0.84           --            --
Expired                        --           --       (2,100)  $ 3.38-3.88           --            --           --            --
                      -----------  -----------  -----------   -----------  -----------   -----------  -----------   -----------
Outstanding at 2/00:      641,000  $ 0.50-1.00      885,684   $ 0.88-3.88       75,000   $ 0.84-3.38      128,573   $ 2.00-2.75
                      ===========  ===========  ===========   ===========  ===========   ===========  ===========   ===========

(a) Of the 600,000 options issued in fiscal 1999, one third are immediately exercisable, one third vest in December 1999 and one third vest in December 2000. The 41,000 options issued in fiscal 2000 vest over a four year period, with one-quarter of the total being immediately exercisable.

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

         The following table summarizes information about stock options outstanding and exercisable at February 29, 2000:

                           Options outstanding               Options exercisable
                   -----------------------------------      ----------------------
                                Weighted      Weighted                    Weighted
                                 average       average                    average
  Range of                      remaining     exercise                    exercise
exercise price     Number      contractual     price         Number        price
  per share       of shares    life (years)   per share     of shares     per share
-------------     ---------    ----------     ---------     ---------     ---------
$0.88 - $3.88       885,684          6.24     $    1.50       870,434     $    1.51
$0.50 - $1.00       641,000          8.85     $    0.53       410,250     $    0.51
$1.00 - $3.38        66,000          6.25     $    1.89        75,000     $    1.89
$2.00 - $2.75       128,573          1.92     $    2.58       128,573     $    2.58
                  ---------                   ---------     ---------     ---------
                  1,730,257                   $    1.24     1,484,257     $    1.35
                  =========                   =========     =========     =========

  At February 28, 1999, options were exercisable for 1,252,055 shares at a weighted average exercise price of $1.50 per share.




                                      -F15-

  As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. The net loss during fiscal 2000, 1999 and 1998 would have been increased by $35,000, $306,000 and $50,000 or $0.01, $0.09 and
$0.02 per share, respectively, had the Company used the fair value method to determine compensation costs instead of the intrinsic value method. The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

                                                                     2000            1999           1998
                                                                     ----            ----           ----
                              Risk free interest rate                6.00%           6.00%          6.00%
                              Expected volatility                    78.0%           93.0%          68.0%
                              Expected life of options               10.00 years     10.00 years    8.33 years
                              Expected dividends                     none            none           none

10.  EMPLOYEE PENSION PLAN

  Oakhurst and its subsidiaries maintain a profit-sharing plan ("the Plan") covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. Total plan related expense was approximately $20,000, $33,200 and $60,000 in fiscal 2000, 1999 and 1998, respectively.

11.  OPERATING LEASES

  The Company leases its subsidiaries' warehouses under operating leases which expire over the next six years. Generally, the leases are net leases that require payment by the Company of executory expenses such as real estate taxes, insurance, maintenance and other operating costs. The leases generally provide for renewal options.

  Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows for continuing operations (in thousands):

                          Fiscal
                          ------
                            2001........................................   $ 252
                            2002........................................     247
                            2003........................................     205
                                                                           -----
                 Total future minimum rental payments                      $ 704
                                                                           =====


         Total rent expense for all operating leases amounted to approximately $253,000, $253,000 and $43,000 for continuing operations and $342,000, $389,000, and $401,000, for discontinued operations in fiscal 2000, 1999 and 1998, respectively.

12.  SEGMENT INFORMATION

         The Company has historically operated as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products mostly serving radiator shops in the Northeast. Thus, results for Dowling's have been presented in the tables below as discontinued operations. The Company's operations are organized into the three continuing management segments included in the following table (in thousands):


                                      -F16-

Fiscal 2000                                                                                                  CONSOLIDATED
                                                                                                             ------------
SEGMENTS                                                  SCPI       DOWLING'S       OTI(a)      CORPORATE        TOTAL
                                                        --------     ---------      --------     ---------      --------
Net sales                                               $ 20,142            --            --            --      $ 20,142
                                                        ========      ========      ========      ========      ========
Operating profit (loss)                                 $    800                    $   (192)     $   (618)     $    (10)
Interest expense                                                                                                  (1,243)
                                                                                                                --------
Loss before equity investment and income taxes                                                                    (1,253)
Net loss in equity affiliate(a)                                                       (1,734)                     (1,734)
Income taxes                                                                                                         (10)
                                                                                                                --------
     Loss from continuing operations                                                                              (2,997)
                                                                                                                --------
Loss from discontinued operations                                         (428)                                     (428)
Loss from disposal of discontinued business segment                     (2,028)                                   (2,028)
                                                                                                                --------
 Net loss                                                                                                       $ (5,453)
                                                                                                                ========
Depreciation and amortization                           $    174                    $      1      $     37      $    212
Segment assets                                          $  7,903      $  3,986      $  9,447      $     97      $ 21,433
Investment in equity affiliate                                --            --      $  5,336            --      $  5,336
Capital expenditures                                    $     68                    $      2      $      1      $     71


Fiscal 1999                                                                                               CONSOLIDATED
                                                                                                          ------------
SEGMENTS                                            SCPI        DOWLING'S       OTI(a)       CORPORATE        TOTAL
                                                   --------     ---------      --------      --------     ------------
Net sales                                          $ 18,092            --            --            --       $ 18,092
                                                   ========      ========      ========      ========       ========
Operating profit (loss)                            $    539                    $    (46)     $   (838)      $   (345)
Interest expense                                                                                                (358)
                                                                                                            --------
Loss before equity investment and income taxes                                                                  (703)
Net loss in equity affiliate(a)                                                    (150)                        (150)
Income taxes                                                                                                      (8)
                                                                                                            --------
     Loss from continuing operations                                                                            (861)
     Loss from discontinued operations                               (185)                                      (185)
                                                                                                            --------
     Net loss                                                                                               $ (1,046)
                                                                                                            ========
Depreciation and amortization                      $    100                    $      1      $     49       $    150
Segment assets                                     $  6,797      $  4,083      $  3,968      $  2,028       $ 16,876
Investment in equity affiliate                           --            --      $  1,125            --       $  1,125
Capital expenditures                               $    177                    $      3      $      8       $    188


                                      -F17-

Fiscal 1998                                                                           CONSOLIDATED
                                                                                      ------------
SEGMENTS                                         SCPI(c)     DOWLING'S    CORPORATE(b)    TOTAL
                                                --------     ---------    -----------    --------
Net sales                                       $ 17,879            --            --     $ 17,879
                                                ========      ========      ========     ========
Operating profit (loss)                         $  2,102                    $ (1,028)    $  1,074
Interest expense                                                                             (423)
                                                                                         --------
Income before taxes                                                                           651
Income taxes                                                                               (1,003)
                                                                                         --------
     Loss from continuing operations                                                         (352)
  Loss from discontinued operations                                (63)                       (63)
                                                                                         --------
    Net loss                                                                             $   (415)
                                                                                         ========
Depreciation and amortization                   $    174                    $     85     $    259
Segment assets                                  $  7,215      $  4,878      $  2,223     $ 14,316
Capital expenditures                            $    280                    $     13     $    293

(a) The loss in equity affiliate relates to OTI's ownership share of New Heights loss

(b) In fiscal 1998, SCPI sold its warehouse facility in Pittsburgh, Pennsylvania and recorded a gain of $1.8 million on the sale. SCPI moved its operations to a newer, leased facility in McKeesport, Pennsylvania.

13.  COMMITMENTS AND CONTINGENCIES

         SCPI has an employment agreement with a senior executive that provides termination rights in the event of a change in control of SCPI, as defined. The rights include payments of up to twenty-four months of the executive's base salary, along with continuation of benefits and certain other payments. The agreement also provides for substantially the same provisions in the event that the executive's employment were to be terminated by SCPI without cause. The agreement was extended in August 1996 on a year to year basis, and will continue under the same terms unless a notice of non-renewal is given by either party 90 days prior to the anniversary date of such renewal, or unless replaced by a new agreement.

         In fiscal 1996, Dowling's entered into an employment agreement with a senior executive that provided for certain termination rights in the event that the executive's employment were to be terminated without cause. The employment agreement will be assumed by the purchaser of Dowling's pursuant to the Merger Agreement (see Note 2).

         In December 1998, Oakhurst entered into employment agreements with two senior executives of Oakhurst that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expire in February 2001. Also in December 1998, OTI entered into employment agreements with the same senior executives that provide for certain termination rights in the event that the executive's employment were to be terminated by OTI without cause. These employment agreements also expire in February 2001.

         In December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of permitting, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights. The funding requirements are specified in a Business Plan that

                                      -F18-
provides for three phases. Phase One of the Business Plan provides for the removal of approximately 70,000 tons of scrap tires from the New Heights site and the establishment of a crumb rubber processing facility. Phase One was completed in September 1999. Phase Two provides for the permitting and start-up of waste-to-energy operations, and requires an investment (including the Phase One investment) of at least $8.5 million and not more than $13.5 million. The appropriate permits were issued in January 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began commercial production of power from burning waste tires. Phase Three of the Business Plan provides for the building of an environmental campus at New Heights, requiring funding of at least $12 million and not more than $17 million (including the Phase One and Two investments).

     Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments.

     Management believes that future operations of New Heights will provide sufficient funds to repay the KTI Loan and that, if such operations are successful, the value of OTI's equity interest in New Heights could be significant. However, the start-up and operation of the facility and related functions involves many risks and such success cannot be assured.

         At February 29, 2000, the Company had a $3.8 million deficiency in stockholders' equity and its current liabilities exceeded its current assets by approximately $1.0 million. Management believes that the continuing operations of SCPI together with the extension of SCPI's revolving credit facility and the amended KTI loan will enable the Company to continue to meet its obligations through Fiscal 2001.

14.  NOTE RECEIVABLE

         As part of OTI's investment in Sterling, OTI acquired $1.33 million of Sterling's convertible subordinated notes. The note receivable bears interest at the rate of 8%, payable quarterly, and is due in its entirety on December 31, 2005.

         The note is convertible into shares of common stock of Sterling, at any time at the option of OTI.

15.  MINORITY INTEREST

         Under the 1991 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI required subsequent to fiscal 1994 have not been completed.

         During fiscal 1993, the cumulative dividends on SCPI's Series A Preferred Stock exceeded SCPI's net income for that year, thus creating a loss attributable to SCPI's common stockholders in excess of Oakhurst's minority interest and, accordingly, Oakhurst reduced to zero the minority interest liability related to SCPI. At such

                                      -F19-
time as SCPI's cumulative net income attributable to common stockholders from the effective date of the merger exceeds the cumulative Series A Preferred Stock dividends in arrears, Oakhurst will again reflect the appropriate minority interest liability.

16.  RELATED PARTY TRANSACTIONS

         Two of the Company's senior executives and directors are principals of a private equity advisory firm that introduced to OTI the investment in Sterling. Upon making the investment, OTI paid the advisory firm a customary introduction fee of $40,000 and granted the advisory firm a participation in any gain on the eventual sale of the investment, in both cases at the same rates as paid or granted by other investors in the transaction. A $20,000 introduction fee and related equity interest was due in respect of the second equity tranche acquired by OTI in October 1999, but the introduction fee has not yet been paid.

                                      -F20-

                                                                     SCHEDULE II

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                     COLUMN A                          COLUMN B            COLUMN C              COLUMN D      COLUMN E
                     --------                         ----------   ---------------------------  ----------    ----------
                                                      BALANCE AT     CHARGED      CHARGES TO                   BALANCE
                                                      BEGINNING      TO COSTS   OTHER ACCOUNTS  DEDUCTIONS      AT END
               DESCRIPTION                            OF PERIOD    AND EXPENSES    DESCRIBE     - DESCRIBE    OF PERIOD
               -----------                            ----------   ------------ --------------  ----------    ----------

Allowance for doubtful accounts deducted from trade accounts receivable:

Years ended:
      February 29, 2000 ..........................    $      388    $      136    $       --     $ 157(A)     $      367
                                                      ==========    ==========    ==========    ======        ==========
      February 28, 1999 ..........................    $      461    $      101    $       --     $ 174(A)     $      388
                                                      ==========    ==========    ==========    ======        ==========
      February 28, 1998 ..........................    $      555    $      165    $       --     $ 259(A)     $      461
                                                      ==========    ==========    ==========    ======        ==========




(A)      Amounts were deemed uncollectible.




                                     -F21-

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

         3.2      By-laws - as amended through January 13, 1998.

         4.1      Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

         4.2      Certificate of Designations of Series A Junior Participating
                  Preferred Stock dated as of February 10, 1998 (filed as
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

        x/10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).

         10.3 Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service Company, Inc. by Oakhurst Capital,
                  Inc., also containing employment agreements with Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the period ended August 27,
                  1994).

         10.4     Lease agreements by and between James Dowling and Dowling's
                  Fleet Service Company, Inc. (filed as Exhibit 10.13 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1995).

        x/10.5    The 1994 Omnibus Stock Plan with form of option agreement
                  (filed as Exhibit 10.13 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1995).

        x/10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1995).

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

         10.9 Consulting Agreement with Bryanston Management, Ltd, dated as of December 19, 1995 (filed as Exhibit 10.19 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  29, 1996).

        x/10.10   Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

        x/10.11   Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1997).

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

         10.17    Agreement of Sale and Purchase by and between Steel City
                  Products, Inc. and Bearing Service Company of Pennsylvania dated as of August 18, 1997 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10- Q for the second quarter ended August 31, 1997).

         10.18    Second, and Third Amendments to the Loan and Security
                  Agreement between Oakhurst and its subsidiaries and FINOVA
                  Capital Corporation, dated effective June 1, 1997 and October
                  31, 1997, respectively (filed as Exhibit 10.18 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1998).

         10.19    Lease agreement between Regional Industrial Development
                  Corporation and Steel City Products, Inc. dated as of November
                  11, 1997 (filed as Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended February 28,
                  1998).

         10.20    Rights Agreement, dated as of December 29, 1998 between
                  Oakhurst Company, Inc. and American Stock Transfer and Trust
                  Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Filed as Exhibit 99.1 to the Company's Registration Statement on Form
                  8-A filed on January 5, 1999).

        x/10.21 Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1999).

         10.22    Fourth Amendment to the Loan and Security Agreement between
                  Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1999).

         10.23    Investment Agreement among Oakhurst Company, Inc., Oakhurst
                  Technology, Inc. and KTI, Inc. dated as of December 29, 1998
                  (filed as Exhibit 10.23 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

         10.24    Intercreditor Agreement among Oakhurst Company, Inc., KTI,
                  Inc. and FINOVA Capital Corporation dated December 29, 1998
                  (filed as Exhibit 10.24 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

         10.25    Stock Purchase and Investment Agreement between Oakhurst
                  Technology, Inc. and Sterling Construction Company dated as of
                  January 19, 1999 (filed as Exhibit 10.25 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1999).

         10.26 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999
                  (filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

        x/10.27   Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.28 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999)..

        x/10.29 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

        x/10.30 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         18.1 Letter regarding change in accounting principle (filed as Exhibit 18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

         21       Subsidiaries at February 29, 2000:
                           Steel City Products, Inc. - Delaware
                           Dowling's Fleet Service Co., Inc. - New York
                           Oakhurst Management Corporation - Texas
                           Oakhurst Technology, Inc - Delaware

         *27      Financial Data Schedule (EDGAR transmission only).

         27.1     Restated Financial Data Schedule for the quarter ended
                  November 30, 1998 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1998) (EDGAR transmission only).

         27.2     Restated Financial Data Schedule for the quarter ended August
                  31, 1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1998) (EDGAR transmission only).

         27.3     Restated Financial Data Schedule for the quarter ended May 31,
                  1998 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1998) (EDGAR transmission only).

         27.4     Restated Financial Data Schedule for the year ended February
                  28, 1998 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1998) (EDGAR transmission only).

         27.5     Restated Financial Data Schedule for the quarter ended
                  November 30, 1997 (filed as exhibit #27 to the Company's Form
                  10-Q for the quarter ended November 30, 1997) (EDGAR transmission only).

         27.6     Restated Financial Data Schedule for the quarter ended August
                  31, 1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended August 31, 1997) (EDGAR transmission only).

         27.7     Restated Financial Data Schedule for the quarter ended May 31,
                  1997 (filed as exhibit #27 to the Company's Form 10-Q for the quarter ended May 31, 1997) (EDGAR transmission only).

         27.8     Restated Financial Data Schedule for the year ended February
                  28, 1997 (filed as exhibit #27 to the Company's Form 10-K for the year ended February 28, 1997) (EDGAR transmission only).

         99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 1999 (to be filed by amendment).



----------

x/       Management contract or compensatory plan or arrangement.

*        Filed herewith