Form 10-Q
period 2000-05-31
OAKHURST CO INC
filed 2000-07-28
CIK 874238

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2000
                                ------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                ----------    ----------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                            25-1655321
       --------                            ----------
(State of Incorporation)                (I.R.S. Employer
                                       Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
             --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
                                 --------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

    As of July 20, 2000, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES



Condensed Consolidated Balance Sheets at May 31, 2000
 and February 29, 2000 .................................................  3

Condensed Consolidated Statements of Operations for the three month periods ended May 31, 2000 and May 31, 1999 ...........................  4

Condensed Consolidated Statements of Cash Flows for the three month periods ended May 31, 2000 and May 31, 1999 ...........................  5

Notes to Condensed Consolidated Financial Statements ...................  6

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                                         May 31,  February 29,
                                                                                          2000        2000
                                                                                        --------  ------------
ASSETS
Current assets:
     Cash ...........................................................................   $    308    $    152
     Trade accounts receivable, less allowance of $313 and $367, respectively .......      3,387       3,446
     Other receivables ..............................................................        260         244
     Inventories ....................................................................      6,163       6,803
     Other ..........................................................................        123         135
                                                                                        --------    --------
                           Total current assets .....................................     10,241      10,780
                                                                                        --------    --------

Property and equipment, at cost .....................................................      2,334       2,322
     Less accumulated depreciation ..................................................     (1,587)     (1,515)
                                                                                        --------    --------
                                                                                             747         807
                                                                                        --------    --------
Investments:
     Equity .........................................................................      6,645       5,336
     Other ..........................................................................      2,745       2,745
Note receivable .....................................................................      1,330       1,330
Excess of cost over net assets acquired, net ........................................        154         156
Other assets ........................................................................        420         279
                                                                                        --------    --------
                                                                                          11,294       9,846
                                                                                        --------    --------
                                                                                        $ 22,282    $ 21,433
                                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable ...............................................................   $  6,948    $  7,259
     Accrued compensation ...........................................................        320         503
     Current maturities of long-term obligations ....................................      2,620       2,743
     Current maturities of long-term obligations, related parties ...................     12,250          88
     Accrued interest ...............................................................      1,276         838
     Other accrued expenses .........................................................        371         359
                                                                                        --------    --------
                           Total current liabilities ................................     23,785      11,790
                                                                                        --------    --------

Long-term obligations:
     Long-term debt .................................................................      3,227       3,172
     Long-term debt, related parties ................................................         --      10,076
     Other long-term obligations ....................................................        165         180
                                                                                        --------    --------
                           Total long-term obligations ..............................      3,392      13,428
                                                                                        --------    --------

Commitments and contingencies .......................................................         --          --

Stockholders' deficiency:
     Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued ......         --          --
     Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018 .................................................         49          49
     Additional paid-in capital .....................................................     47,204      47,204
     Deficit (Reorganized on August 26, 1989) .......................................    (52,147)    (51,037)
     Treasury stock, at cost, 207 common shares .....................................         (1)         (1)
                                                                                        --------    --------
                           Total stockholders' deficiency ...........................     (4,895)     (3,785)
                                                                                        --------    --------
                                                                                        $ 22,282    $ 21,433
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



                                                                         Three months           Three months
                                                                            Ended                  Ended
                                                                          May 31, 2000          May 31, 1999
                                                                         -------------         -------------
Sales ................................................................   $     5,745           $     5,625
Other income .........................................................            44                    32
                                                                         -----------           -----------
                                                                               5,789                 5,657
                                                                         -----------           -----------


Cost of goods sold, including occupancy and buying expenses ..........         4,502                 4,456
Operating, selling and administrative expenses .......................         1,099                 1,074
Provision for doubtful accounts ......................................            13                    22
Interest expense .....................................................           572                   201
                                                                         -----------           -----------
                                                                               6,186                 5,753
                                                                         -----------           -----------

Loss before loss on equity investment and income taxes ...............          (397)                  (96)

Loss from equity investment ..........................................          (711)                 (246)

Income tax expense ...................................................            (2)                   (2)
                                                                         -----------           -----------

Loss from continuing operations ......................................        (1,110)                 (344)

Loss from discontinued operations ....................................            --                  (209)
                                                                         -----------           -----------

Net loss .............................................................   $    (1,110)          $      (553)
                                                                         ===========           ===========

Basic and diluted net loss per share
         Continuing operations .......................................   $     (0.22)          $     (0.07)
         Discontinued operations .....................................            --                 (0.04)
                                                                         -----------           -----------
         Net loss per share ..........................................   $     (0.22)          $     (0.11)
                                                                         ===========           ===========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts .........................     4,943,018             4,943,018
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                     Three months         Three months
                                                                         Ended               Ended
                                                                     May 31, 2000         May 31, 1999
                                                                     ------------         ------------
Cash flows from operating activities:
  Loss from continuing operations ...............................     $(1,110)            $  (344)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
           Depreciation and amortization ........................          34                  50
           Loss from equity investment ..........................         711                 246
  Other changes in operating assets and liabilities:
           Accounts receivable ..................................          26                (198)
           Inventories ..........................................         352                (265)
           Accounts payable .....................................        (372)              1,430
           Other ................................................         271                (335)
                                                                      -------             -------
  Net cash (used in) provided by operating activities of:
           Continuing operations ................................         (88)                584
           Discontinued operations ..............................         151                (105)
                                                                      -------             -------
  Net cash provided by operating activities .....................          63                 479
                                                                      -------             -------

  Cash flows from investing activities:
           Additions to property and equipment ..................         (12)                 (3)
           Increase in investment ...............................      (2,020)               (140)
           Other ................................................          --                  --
                                                                      -------             -------
  Net cash used in investing activities .........................      (2,032)               (143)
                                                                      -------             -------

  Cash flows from financing activities:
           Net borrowings (repayments) under
              revolving credit agreement ........................          55                (348)
           Borrowings under long-term obligations ...............       2,108                 140
           Principal payments on long-term obligations ..........         (38)                (39)
           Deferred loan costs ..................................          --                 (75)
                                                                      -------             -------
  Net cash provided by (used in) financing activities ...........       2,125                (322)
                                                                      -------             -------

  Net increase in cash ..........................................         156                  14
  Cash at beginning of period ...................................         152                 241
                                                                      -------             -------
  Cash at end of period .........................................     $   308             $   255
                                                                      =======             =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000

1.  INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst" or the "Company") was formed as a result of a merger transaction in fiscal 1992, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of Oakhurst. In accordance with the merger agreement, Oakhurst owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock, and as a result, it owns 90% of the voting stock of SCPI. The accompanying condensed consolidated financial statements reflect this control and include the accounts of SCPI.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators. After experiencing operating losses at Dowling's, Oakhurst's Board of Directors decided to dispose of this subsidiary in fiscal 2000. In June 2000, the Company entered into an agreement to sell Dowling's by way of merger for consideration equivalent to the amount of revolver debt expected to be owed by Dowling's at the merger closing. Closing is subject to, among other things, the acquirer obtaining the necessary replacement financing within 120 days. The results of Dowling's have been presented as discontinued operations in the statements of operations and cash flows for the period ended May 31, 2000. Expected losses at Dowling's through the merger closing date were accrued in the Company's financial statements for the fiscal year ended February 29, 2000.

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

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. Upon New Heights emerging from bankruptcy in December 1998 OTI acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility.

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

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 29, 2000 ("fiscal 2000") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001.

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

3.  SALE OF SUBSIDIARY

         In fiscal 2000, Oakhurst's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement. The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the revolver has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst.

         The assets and liabilities of Dowling's included in the consolidated balance sheet at May 31, 2000 consisted of the following:


Assets:
Cash ...................................     $  200
Trade accounts receivable ..............        919
Other receivables ......................        223
Inventories ............................      1,719
Property and equipment, net ............        376
Other assets ...........................        423

Liabilities:
Accounts payable .......................     $2,436
Accrued compensation ...................         79
Current portion of long-term debt ......      1,756
Other current liabilities ..............         49

4.  SEGMENT INFORMATION

         Until December 1998, Oakhurst operated solely as a wholesale distributor to the automotive aftermarket. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, primarily to discount retail chains, hardware and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States.

         OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business.

         Results of Dowling's are presented as discontinued operations pending closing of the merger agreement. (See Note 3)

         Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):


===========================================================================================================
  Three months ended May 31, 2000                                                             CONSOLIDATED
                                                                                              ------------
  SEGMENTS                                      SCPI        DOWLING'S    OTI       CORPORATE       TOTAL
                                                ----        ---------    ---       ---------       -----
Net sales ....................                 $  5,745                      --           --      $  5,745
                                               ========                ========    =========      ========

Operating profit (loss) ......                 $    477                $    (64)   $   (238)      $    175

Segment assets ...............                 $  7,503     $  3,860   $ 10,791    $    128       $ 22,282
===========================================================================================================



===========================================================================================================
  Three months ended May 31, 1999                                                             CONSOLIDATED
                                                                                              ------------
  SEGMENTS                                     SCPI       DOWLING'S      OTI       CORPORATE     TOTAL
                                               ----       ---------      ---       ---------     -----
Net sales ..............................     $ 5,625                        --           --     $ 5,625
                                             =======                   =======      =======     =======

Operating profit (loss) ................     $   377                   $   (45)     $  (227)    $   105

Loss from discontinued operations ......                  $  (209)                              $  (209)

Segment assets .........................     $ 7,336      $ 4,219      $ 3,783      $ 2,131     $17,469
===========================================================================================================

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

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's, a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to an executive and a former executive of Dowling's with an aggregate balance remaining at May 31, 2000 of $88,000. In March 1996, Dowling's acquired all of the outstanding capital stock of G&O, a radiator distributor based in Philadelphia, Pennsylvania.

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

         Through May 31, 2000, OTI has invested approximately $6.6 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by-products. Phase I of the Business Plan was completed in September 1999. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began commercial production of power from burning waste tires.

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

         For its fiscal year ended September 1999 Sterling's revenues were $64 million and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the eight months ended May 2000 Sterling's results reflected revenues of $50.0 million and EBITDA of $6.5 million.

SALE OF SUBSIDIARY

         In June 2000, Oakhurst entered into an agreement to sell Dowling's, a wholesale distributor of automotive radiators and related parts, through a merger with an importer of radiators, for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement (see Note 3 to the Condensed Consolidated Financial Statements). The Company recorded a loss on the disposal of Dowling's of approximately $2.0 million, of which $1.7 million related to the write-off of the excess of cost over net assets acquired associated with the acquisition of Dowling's in fiscal 1995 and $300,000 resulted from expected operating losses from March 1, 2000 through the anticipated merger closing date.

         In the first quarter of the prior fiscal year, Dowling's reported an operating loss of approximately $209,000.

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

         At May 31, 2000, Oakhurst's debt primarily consisted of (i) a balance of $11.6 million outstanding under the KTI Loan, (ii) a revolving credit facility with an institutional lender (the "Revolver") of $4.8 million, of which $1.5 million related to Dowling's and (iii) notes payable aggregating $1.4 million issued in connection with the purchase of the second tranche of equity in Sterling.

         Oakhurst and SCPI have available financing under the Revolver, subject to a borrowing base that is calculated according to defined levels of the automotive distribution subsidiaries' accounts receivable and inventories. In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million, subject to a borrowing base. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

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

         At May 31, 2000, a working capital deficit of $13.5 million resulted principally from the reclassification of the KTI Loan as a current obligation of the Company, reflecting its April 30, 2001 maturity date. KTI owns 35% of the Company's common stock. With the completion in July 2000 of the 18 month turnaround of New Heights and the finalization of the KTI Loan Modification, management believes that the KTI Loan will provide adequate financing for any financial commitments to New Heights. With the commencement of power generation operations at New Heights, management of New Heights is expected to seek third party debt financing on the New Heights facility which is currently substantially debt free. Any refinancing of the facility will allow Oakhurst to proportionally repay the KTI Loan.

         Management believes that future operations of New Heights will provide sufficient funds to repay the KTI Loan and facility-level debt and that, if such operations are successful, the value of OTI's equity interest in New Heights could be significant. However, such success cannot as yet be assured.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Except as described above, at May 31, 2000, there had been no material changes in the Company's financial condition since February 29, 2000, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the consolidated results of SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive parts and accessories and non-food pet supplies, OTI and the administrative costs of SCPI and Oakhurst.

THREE MONTHS ENDED MAY 31, 2000 COMPARED WITH THREE MONTHS ENDED MAY 31, 1999

         Sales in the first quarter of the current year increased by $120,000 compared with the first quarter of the prior year. Sales to existing automotive customers decreased by $254,000 due primarily to the loss of a customer in the fourth quarter of fiscal 2000. Some of the loss in sales to this customer was offset by increased sales to other existing customers which have expanded their product offerings or which have acquired additional locations. Sales to new customers totaled approximately $300,000 in the first quarter.

         Sales of non-food pet products totaled $628,000, an increase of $66,000 compared with the first quarter of the prior year, due primarily to increased sales to existing customers.

         Gross profits increased by $74,000 in the first quarter of the current year compared with the first quarter of the prior year, due to the higher sales volume combined with higher margins earned on certain product offerings.

         Operating, selling and administrative expenses increased by $25,000 due in part to increased expenses at OTI.

         Interest expense increased by $371,000 when compared to the prior year, due primarily to interest incurred on the KTI loan.

         There was a loss from affiliates of approximately $711,000 compared with a loss of $246,000 in the prior year, related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

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

----------
             /     Management contract or compensatory plan or arrangement


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OAKHURST COMPANY, INC.


Date:    July 21, 2000                      By: /s/   Robert M. Davies
                                                -----------------------
                                                Mr. Robert M. Davies
                                                Chief Executive Officer


Date:    July 21, 2000                      By: /s/   Maarten D. Hemsley
                                                -------------------------
                                                Mr. Maarten D. Hemsley
                                                Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27                Financial Data Schedule