Form 10-Q
period 2000-08-31
OAKHURST CO INC
filed 2000-10-13
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: August 31, 2000
                                ---------------

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                                ------    ------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             25-1655321
-----------------------                                 -----------------
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


  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


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

         As of October 1, 2000, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets at August 31, 2000
 and February 29, 2000......................................................  3


Condensed Consolidated Statements of Operations for the three month periods ended August 31, 2000 and August 31, 1999..........................  4


Condensed Consolidated Statements of Operations for the six month periods ended August 31, 2000 and August 31, 1999..........................  5


Condensed Consolidated Statements of Cash Flows for the six month periods ended August 31, 2000 and August 31, 1999 .........................  6


Notes to Condensed Consolidated Financial Statements........................  7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ASSETS                                                                        August 31, February 29,
                                                                                2000        2000
                                                                              ---------  -----------
Current assets:
         Cash .............................................................   $    349    $    152
         Trade accounts receivable, less allowance of $202 and $367,
           respectively ...................................................      3,724       3,446
         Other receivables ................................................        218         244
         Inventories ......................................................      6,009       6,803
         Other ............................................................        185         135
                                                                              --------    --------
                           Total current assets ...........................     10,485      10,780
                                                                              --------    --------

Property and equipment, at cost ...........................................      2,403       2,322
         Less accumulated depreciation ....................................     (1,661)     (1,515)
                                                                              --------    --------
                                                                                   742         807
                                                                              --------    --------
Investments:
         Equity ...........................................................      7,310       5,336
         Other ............................................................      2,745       2,745
Note receivable ...........................................................      1,330       1,330
Excess of cost over net assets acquired, net ..............................        152         156
Other assets ..............................................................        349         279
                                                                              --------    --------
                                                                                11,886       9,846
                                                                              --------    --------
                                                                              $ 23,113    $ 21,433
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
         Accounts payable .................................................   $  5,968    $  7,259
         Accrued compensation .............................................        400         503
         Current maturities of long-term obligations ......................      2,719       2,743
         Current maturities of long-term obligations, related parties .....     13,655          88
         Accrued interest .................................................      1,696         838
         Other accrued expenses ...........................................        246         359
                                                                              --------    --------
                           Total current liabilities ......................     24,684      11,790
                                                                              --------    --------

Long-term obligations:
         Long-term debt ...................................................      4,204       3,172
         Long-term debt, related parties ..................................         --      10,076
         Other long-term obligations ......................................        168         180
                                                                              --------    --------
                           Total long-term obligations ....................      4,372      13,428
                                                                              --------    --------

Commitments and contingencies .............................................         --          --

Stockholders' deficiency:
         Preferred stock, par value $0.01; authorized 1,000,000 shares,
           non issued .....................................................         --          --
         Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018 .......................................         49          49
         Additional paid-in capital .......................................     47,204      47,204
         Deficit (Reorganized on August 26, 1989) .........................    (53,195)    (51,037)
         Treasury stock, at cost, 207 common shares .......................         (1)         (1)
                                                                              --------    --------
                           Total stockholders' deficiency .................     (5,943)     (3,785)
                                                                              --------    --------
                                                                              $ 23,113    $ 21,433
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

                                                                 Three months     Three months
                                                                    Ended            Ended
                                                                August 31, 2000  August 31, 1999
                                                                ---------------  ---------------
Sales .........................................................   $     5,285      $     5,328
Other income ..................................................           262              110
                                                                  -----------      -----------
                                                                        5,547            5,438
                                                                  -----------      -----------

Cost of goods sold, including occupancy and buying expenses ...         4,238            4,373
Operating, selling and administrative expenses ................         1,087            1,022
Provision for doubtful accounts ...............................            17                3
Amortization of excess of cost over net assets acquired .......             2                2
Interest expense ..............................................           583              265
                                                                  -----------      -----------
                                                                        5,927            5,665
                                                                  -----------      -----------

Loss before loss on equity investment and income taxes ........          (380)            (227)

Loss from equity investment ...................................          (667)            (382)

Income tax expense ............................................            --               --
                                                                  -----------      -----------

Loss from continuing operations ...............................        (1,047)            (609)

Income from discontinued operations ...........................            --               38
                                                                  -----------      -----------

Net loss ......................................................   $    (1,047)     $      (571)
                                                                  ===========      ===========


Basic and diluted net (loss) income per share:
         Continuing operations ................................   $     (0.21)     $     (0.12)
         Discontinued operations ..............................            --             0.01
                                                                  -----------      -----------
         Net loss per share ...................................   $     (0.21)     $     (0.11)
                                                                  ===========      ===========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ..................     4,943,018        4,943,018
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


                                                                  Six months        Six months
                                                                     Ended             Ended
                                                                August 31, 2000   August 31, 1999
                                                                ---------------   ---------------
Sales .........................................................   $    11,030       $    10,953
Other income ..................................................           306               142
                                                                  -----------       -----------
                                                                       11,336            11,095
                                                                  -----------       -----------

Cost of goods sold, including occupancy and buying expenses ...         8,741             8,829
Operating, selling and administrative expenses ................         2,183             2,093
Provision for doubtful accounts ...............................            30                25
Amortization of excess of cost over net assets acquired .......             4                 4
Interest expense ..............................................         1,155               466
                                                                  -----------       -----------
                                                                       12,113            11,417
                                                                  -----------       -----------

Loss before loss on equity investment and income taxes ........          (777)             (322)

Loss from equity investment ...................................        (1,377)             (628)

Income tax expense ............................................            (2)               (2)
                                                                  -----------       -----------

Loss from continuing operations ...............................        (2,156)             (952)

Loss from discontinued operations .............................            --              (172)
                                                                  -----------       -----------

Net loss ......................................................   $    (2,156)      $    (1,124)
                                                                  ===========       ===========


Basic and diluted net (loss) income per share:
         Continuing operations ................................   $     (0.44)      $     (0.19)
         Discontinued operations ..............................            --             (0.03)
                                                                  -----------       -----------
         Net loss per share ...................................   $     (0.44)      $     (0.22)
                                                                  ===========       ===========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts ..................     4,943,018         4,943,018
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         Six months Ended Six months Ended
                                                         August 31, 2000  August 31, 1999
                                                         ---------------  ---------------
Cash flows from operating activities:
  Loss from continuing operations .......................   $(2,156)          $  (952)
  Adjustments to reconcile loss to net cash
     used in operating activities:
           Depreciation and amortization ................        70               101
           Loss from equity investment ..................     1,377               628
  Other changes in operating assets and liabilities:
           Accounts receivable ..........................      (371)             (435)
           Inventories ..................................       721               243
           Accounts payable .............................    (1,234)             (387)
           Other ........................................       607                23
                                                            -------           -------
  Net cash (used in) provided by operating activities of:
           Continuing operations ........................      (986)             (779)
           Discontinued operations ......................        89                53
                                                            -------           -------
  Net cash used in operating activities .................      (897)             (726)
                                                            -------           -------

  Cash flows from investing activities:
           Additions to property and equipment ..........       (50)               (8)
           Increase in investment .......................    (3,351)           (2,408)
           Other ........................................        --                --
                                                            -------           -------
  Net cash used in investing activities .................    (3,401)           (2,416)
                                                            -------           -------

  Cash flows from financing activities:
           Net borrowings under
              revolving credit agreement ................     1,032               705
           Borrowings under long-term obligations .......     3,535             2,508
           Principal payments on long-term obligations ..       (52)              (75)
           Deferred loan costs ..........................       (20)              (75)
                                                            -------           -------
  Net cash provided by financing activities .............     4,495             3,063
                                                            -------           -------

  Net increase (decrease) in cash .......................       197               (79)
  Cash at beginning of period ...........................       152               241
                                                            -------           -------
  Cash at end of period .................................   $   349           $   162
                                                            =======           =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2000

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

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators. After experiencing operating losses at Dowling's, Oakhurst's Board of Directors decided in fiscal 2000 to dispose of this subsidiary. In June 2000, the Company entered into an agreement to sell Dowling's by way of merger for consideration equivalent to the amount of revolver debt expected to be owed by Dowling's at the merger closing. Closing is subject to, among other things, the acquirer obtaining the necessary replacement financing within 120 days. The results of Dowling's have been presented as discontinued operations in the statements of operations and cash flows for the period ended August 31, 2000. Expected losses at Dowling's through the merger closing date were accrued in the Company's financial statements for the fiscal year ended February 29, 2000.

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

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million (subject to an increase under certain circumstances) under a loan agreement (the "KTI Loan"), as discussed further below. Upon New Heights emerging from bankruptcy in December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. In July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. OTI's underlying equity in the net assets of New Heights exceeds its recorded investment by approximately $4.0 million, which amount is being amortized over the life of New Height's long-lived assets which is primarily 30 years.

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

         Operating results for the six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended several requirements of SFAS No. 133 was issued. These standards are required to be adopted in years beginning after June 15, 2000. Oakhurst does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

         In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

             - Persuasive evidence of an arrangement exists
             - Delivery has occurred or service has been rendered
             - The seller's price to the buyer is fixed or determinable, and
             - Collectibility is reasonably assured.

         The Company uses the above criteria to determine whether revenue can be recognized and therefore believes that the issuance of SAB 101 does not have a material impact on the Company's financial statements.

3.  SALE OF SUBSIDIARY

         In fiscal 2000, Oakhurst's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to merge Dowling's with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement. The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the revolver has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst.

         The assets and liabilities of Dowling's included in the consolidated balance sheet at August 31, 2000 consisted of the following:

         Assets:
         Cash ..................................     $  172
         Trade accounts receivable .............        860
         Other receivables .....................        195
         Inventories ...........................      1,934
         Property and equipment, net ...........        362
         Other assets ..........................        457

         Liabilities:
         Accounts payable ......................     $2,318
         Accrued compensation ..................         86
         Current portion of long-term debt .....      1,852
         Other current liabilities .............         45

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

         OTI was formed in December 1998 and holds investments in the recycling and waste-to-energy industry and in road construction.

         Results of Dowling's are presented as discontinued operations pending closing of the merger agreement. (See Note 3)

         Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations are thereby organized into the three management segments included in the following table (in thousands):

=========================================================================================================================
Three months ended August 31, 2000                                                                        CONSOLIDATED
SEGMENTS                                           SCPI    DOWLING'S       OTI          CORPORATE             TOTAL
                                                   ----    ---------       ---          ---------         ------------
Net sales                                         $5,285     $   --           --              --             $ 5,285
                                                  ======     ======      =======         =======             =======
Operating profit (loss)                           $  528     $   --      $   (84)        $  (241)            $   203

Segment assets                                    $7,764     $3,872      $11,426         $    51             $23,113
=========================================================================================================================

=========================================================================================================================
Three months ended August 31, 1999                                                                        CONSOLIDATED
SEGMENTS                                           SCPI    DOWLING'S       OTI          CORPORATE             TOTAL
                                                   ----    ---------       ---          ---------         ------------
Net sales                                         $5,328     $   --          --               --             $ 5,328
                                                  ======     ======      ======          =======             =======
Operating profit (loss)                           $  311     $   --      $   (36)        $  (237)            $    38

Segment assets                                    $6,941     $4,287      $ 5,678         $ 1,944             $18,850
=========================================================================================================================

=========================================================================================================================
Three months ended August 31, 2000                                                                        CONSOLIDATED
SEGMENTS                                           SCPI    DOWLING'S       OTI          CORPORATE             TOTAL
                                                   ----    ---------       ---          ---------         ------------
Net sales                                         $11,030    $   --           --              --             $11,030
                                                  =======    ======      =======         =======             =======
Operating profit (loss)                           $ 1,005    $   --      $  (147)        $ (480)             $   378

Segment assets                                    $ 7,764    $3,872      $11,426         $   51              $23,113
=========================================================================================================================

=========================================================================================================================
Three months ended August 31, 1999                                                                        CONSOLIDATED
SEGMENTS                                           SCPI    DOWLING'S       OTI          CORPORATE             TOTAL
                                                   ----    ---------       ---          ---------         ------------
Net sales                                         $10,953    $   --           --             --             $10,953
                                                  =======    ======      =======         ======             =======
Operating profit (loss)                           $   687    $   --      $   (81)        $ (462)            $   144

Segment assets                                    $ 6,941    $4,287      $ 5,678         $1,944             $18,850
=========================================================================================================================

5.  BORROWING ARRANGEMENT

         In August 2000, the Company's revolving credit facility was increased from $4.0 million to $4.5 million through an amendment to the existing agreement.

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

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's, a New York- headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to an executive and a former executive of Dowling's with an aggregate balance remaining at August 31, 2000 of $66,000.

         Due to operating losses at Dowling's of approximately $400,000 in fiscal 2000, the Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to merge Dowling's with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving debt agreement. The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the portion of the revolver applicable to Dowling's has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst. Until the merger closing the acquirer may appoint a majority of the directors of Dowling's, and the business will be managed by the Dowling's Board.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI"), a publicly-traded waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999, that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million (subject to an increase under certain circumstances) under a loan agreement (the "KTI Loan"), as discussed further below. In December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to- energy facility.

         Through August 31, 2000, OTI has invested approximately $10.5 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. Such investment has been financed principally through borrowings under the KTI Loan. In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by-products. Completion of Phase I of the Business Plan was satisfied in September 1999. During the second quarter ended August 31, 2000 New Heights extended its tire collection and processing capabilities, including an agreement with Firestone for the collection of approximately one million recalled tires, and regional collection agreements with Wal-Mart and Goodyear. During the quarter, however, processing delays occurred while the crumb rubber system was modified to handle a larger volume of tires. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began production of power from burning waste tires. During the second quarter ended August 31, 2000 final retrofitting of the boiler and generator was completed, so that the plant's nameplate capacity of 22 megawatts is now being achieved. While discussions continue with the local utility for a long-term supply agreement, the summer contract has been extended on a short-term basis. With the completion of Phase II of the Business Plan, KTI Operations, the KTI affiliate that manages New Heights, anticipates that operations will turn profitable.

         In addition to New Heights, in January 1999 OTI made a minority investment totaling approximately $2.7 million in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is expected to participate in the significant increase in infrastructure and highway spending in Texas. Such investment was financed principally through borrowings under the KTI Loan.

         Until operations of New Heights produce cash flow, interest on the KTI Loan is being accrued.

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

         Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments. In addition, discussions are underway with KTI to restructure the interest and repayment terms of the KTI Loan.

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

         For its fiscal year ended September 1999 Sterling's revenues were $64 million and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the eleven months ended August, 2000 Sterling's results reflected revenues of $70.2 million and EBITDA of $8.3 million.

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

         In the second quarter of the prior fiscal year, Dowling's reported operating income of approximately $38,000 and for the six months ended August 31, 1999, Dowling's reported an operating loss of $172,000.

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

         At August 31, 2000, Oakhurst's debt primarily consisted of (i) a balance of $13.0 million outstanding under the KTI Loan, (ii) a revolving credit facility with an institutional lender (the "Revolver") of $5.5 million, of which $1.3 million related to Dowling's and (iii) notes payable aggregating $1.4 million issued in connection with the purchase of the second tranche of equity in Sterling.

         Oakhurst and SCPI have available financing under the Revolver, subject to a borrowing base that is calculated according to defined levels of the automotive distribution subsidiaries' accounts receivable and inventories. In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to reflect the disposal of Dowling's to $4.0 million, subject to a borrowing base. In August 2000 the Revolver was increased to $4.5 million through an amendment to the existing agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

         Also in July 2000, an agreement was entered into with the institutional lender for an extension until October 28, 2000 of the $2.75 million Revolver applicable to Dowling's, and, assuming the closing of the merger, for the waiver by the lender of a financial covenant default as at February 29, 2000. It is expected that the acquirer of Dowling's will obtain replacement financing prior to October 28, 2000, so that upon the closing of the merger amounts outstanding from Dowling's under the Revolver will be repaid. Management believes that continued funding to Dowling's under the Revolver, together with the acquirer's commitment to make working capital loans to Dowling's, to defer payment of certain amounts to it by Dowling's and to ship merchandise, together with a reduction in debt and extension of terms made by another Dowling's supplier, will be sufficient to enable Dowling's to operate until the merger closing, which management believes is likely to occur. In the event the closing does not occur, management would expect to liquidate Dowling's.

         At August 31, 2000, a working capital deficit of $14.3 million resulted principally from the reclassification of the KTI Loan as a current obligation of the Company, reflecting its April 30, 2001 maturity date. KTI owns 35% of the Company's common stock. With the completion in July 2000 of the second phase of the New Heights Business Plan and the finalization of the KTI Loan Modification, management believes that the KTI Loan will provide adequate financing for the Company's financial commitments to New Heights. With the expectation of future profitability following the commencement of power generation operations at New Heights, management of New Heights is expected to seek third party debt financing on the New Heights facility which is currently substantially debt free. Any refinancing of the facility will allow Oakhurst to proportionally repay the KTI Loan. In addition, discussions are underway with KTI to restructure the interest and repayment terms of the KTI Loan.

         Management believes that future operations of New Heights will provide sufficient funds to repay the KTI Loan and facility-level debt and that, if such operations are successful, the value of OTI's equity interest in New Heights could be significant. However, such success cannot as yet be assured.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At August 31, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the consolidated results of SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive parts and accessories and non- food pet supplies, OTI and the administrative costs of SCPI and Oakhurst.

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1999

         Sales by SCPI decreased by approximately $43,000 compared with the second quarter of the prior year. Sales to existing automotive customers decreased by $861,000 due to the loss of a customer in the fourth quarter of fiscal 2000; customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $783,000 in the second quarter. Sales of non-food pet products totaled approximately $585,000, an increase of $35,000 compared with the second quarter of the prior year, due primarily to increased sales to existing customers.

         Other income increased by approximately $130,000 due primarily to the expiration of certain Creditor Notes associated with SCPI's former Retail Division and the expectation that the balance of the Creditor Notes would not ultimately be payable.

         Gross profits were $1.0 million, or 19.8% of sales, in the current year period compared with $955,000, or 17.9% of sales, in the prior year period. The increase in gross profit resulted from higher margins earned on certain product offerings.

         Operating, selling and administrative expenses increased by $65,000. At SCPI, expenses increased by $23,000 primarily due to higher payroll and promotional expenses which were offset by reduced commissions and general office expenses. Expenses at OTI increased by $42,000 due to accrued royalty fees for the cyrogenic crumb rubber system which are to be paid from future operating profits of New Heights.

         Interest expense increased by $318,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, which increased by $2.0 million to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $667,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

         In summary, operating results at SCPI improved in the second quarter compared with the prior year by $217,000 due to higher margins in the current year combined with an increase in other income. Overheads at OTI increased compared with the second quarter last year due to accrued royalty expenses to be paid from future operating profits of New Heights. Interest expense was higher due to the increase in the KTI Loan to fund the New Heights project.

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1999

         Consolidated sales in the current year period increased by approximately $77,000 compared with the first six months of the prior year. Sales to existing customers of SCPI decreased by approximately $1.1 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Most of the loss in sales to existing customers was offset by sales to new customers which totaled $1.0 million in the first six months of the current year. Sales of non-food pet products totaled $1.2 million, an increase of $101,000 compared with the first six months of the prior year due primarily to increased sales to existing customers.

         Other income increased by approximately $122,000 due primarily to the expiration of certain Creditor Notes associated with SCPI's former Retail Division and the expectation that the balance of the Creditor Notes would not ultimately be payable.

         Gross profits increased by $166,000 in the first half of the current year compared with the first half of the prior year and were 20.7% of sales compared with 19.4% in the first six months of the prior year, reflecting the higher sales volume combined with higher margins earned on certain product offerings.

         Operating, selling and administrative expenses increased by $88,000 for the six months compared with prior year. Expenses at SCPI increased by $18,000 due principally to higher promotional and payroll expense in the current year. At OTI, expenses increased by $65,000 due to the accrual of royalty fees on the cyrogenic crumb rubber system which are to be paid from the future cash flow of New Heights.

         Interest expense increased by $689,000 when compared to the prior year, due primarily to interest incurred on the KTI loan which increased by $7.2 million to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $1.4 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

         In summary, operating profit at SCPI improved for the first half of the current fiscal year compared with the first six months of the prior year by approximately $300,000, due to increased sales and higher margins earned on certain product lines. Operating losses increased at OTI due to accrued royalty fees to be paid from the future cash flows at New Heights. Interest expense was higher due to the increase in the KTI Loan to fund the New Heights project.

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

         A change in the interest rate of 1% would have changed interest expense by approximately $9,500 and $17,500 for the three and six month periods ended August 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)          Exhibits

                *x/10.31 Amendment Agreement dated effective May 3, 2000 among Oakhurst Company, Oakhurst Technology, Inc. and KTI, Inc.

                *x/10.32 Sixth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated effective June 30, 2000.

                *x/10.33 Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service Co., Inc.

                  *27.     Financial Data Schedule (EDGAR transmission only).

             ------------------
              x/    Management contract or compensatory plan or arrangement
              *     Filed herewith

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OAKHURST COMPANY, INC.


Date:    October 10, 2000               By:  /s/   Robert M. Davies
                                             ------------------------------
                                             Mr. Robert M. Davies
                                             Chief Executive Officer


Date:    October 10, 2000               By:  /s/   Maarten D. Hemsley
                                             ------------------------------
                                             Mr. Maarten D. Hemsley
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
*x/10.31   Amendment Agreement dated effective May 3, 2000 among Oakhurst
           Company, Oakhurst Technology, Inc. and KTI, Inc.

*x/10.32 Sixth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated effective June 30, 2000.

*x/10.33   Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F.
           Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service
           Co., Inc.

   *27.    Financial Data Schedule (EDGAR transmission only).

 -----------------
 x/    Management contract or compensatory plan or arrangement
 *     Filed herewith