Form 10-Q
period 2000-11-30
OAKHURST CO INC
filed 2001-01-16
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                ----------   ----------

Commission file number:   0-19450

                             OAKHURST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
7

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

         As of January 1, 2001, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES



Condensed Consolidated Balance Sheets at November 30, 2000
 and February 29, 2000..........................................................        3


Condensed Consolidated Statements of Operations for the three month
 periods ended November 30, 2000 and November 30, 1999..........................        4


Condensed Consolidated Statements of Operations for the nine month
 periods ended November 30, 2000 and November 30, 1999..........................        5


Condensed Consolidated Statements of Cash Flows for the nine month
 periods ended November 30, 2000 and November 30, 1999 .........................        6


Notes to Condensed Consolidated Financial Statements............................        7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


ASSETS                                                                                 November 30, February 29,
                                                                                          2000         2000
                                                                                       ------------ ------------
Current assets:
         Cash ........................................................................   $    155    $    152
         Trade accounts receivable, less allowance of $183 and $367, respectively ....      2,202       3,446
         Other receivables ...........................................................        108         244
         Inventories .................................................................      3,919       6,803
         Other .......................................................................        137         135
                                                                                         --------    --------
                           Total current assets ......................................      6,521      10,780
                                                                                         --------    --------

Property and equipment, at cost ......................................................      1,251       2,322
         Less accumulated depreciation ...............................................       (900)     (1,515)
                                                                                         --------    --------
                                                                                              351         807
                                                                                         --------    --------
Investments:
         Equity ......................................................................      7,040       5,336
         Other .......................................................................      2,745       2,745
Note receivable ......................................................................      1,330       1,330
Excess of cost over net assets acquired, net .........................................        136         156
Other assets .........................................................................         28         279
                                                                                         --------    --------
                                                                                           11,279       9,846
                                                                                         --------    --------
                                                                                         $ 18,151    $ 21,433
                                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
         Accounts payable.............................................................   $  3,962    $  7,259
         Accrued compensation ........................................................        308         503
         Current maturities of long-term obligations .................................        868       2,743
         Current maturities of long-term obligations, related parties ................     13,634          88
         Accrued interest ............................................................      2,248         838
         Other accrued expenses ......................................................        270         359
                                                                                         --------    --------
                           Total current liabilities .................................     21,290      11,790
                                                                                         --------    --------

Long-term obligations:
         Long-term debt ..............................................................      3,345       3,172
         Long-term debt, related parties .............................................         --      10,076
         Other long-term obligations .................................................        150         180
                                                                                         --------    --------
                           Total long-term obligations ...............................      3,495      13,428
                                                                                         --------    --------

Commitments and contingencies ........................................................         --          --

Stockholders' deficiency:
         Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued ...         --          --
         Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018 ..................................................         49          49
         Additional paid-in capital ..................................................     47,204      47,204
         Deficit (Reorganized on August 26, 1989) ....................................    (53,886)    (51,037)
         Treasury stock, at cost, 207 common shares ..................................         (1)         (1)
                                                                                         --------    --------
                           Total stockholders' deficiency ............................     (6,634)     (3,785)
                                                                                         --------    --------
                                                                                         $ 18,151    $ 21,433
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


                                                                         Three months        Three months
                                                                            Ended               Ended
                                                                       November 30, 2000   November 30, 1999
                                                                       -----------------   -----------------
Sales ................................................................   $     4,631           $     4,695
Other income .........................................................            29                    26
                                                                         -----------           -----------
                                                                               4,660                 4,721
                                                                         -----------           -----------

Cost of goods sold, including occupancy and buying expenses ..........         3,739                 3,808
Operating, selling and administrative expenses .......................         1,023                 1,015
Amortization of excess of cost over net assets acquired ..............             2                     2
Interest expense .....................................................           713                   351
                                                                         -----------           -----------
                                                                               5,477                 5,176
                                                                         -----------           -----------

Loss before loss on equity investment and income taxes ...............          (817)                 (455)

Loss from equity investment ..........................................          (270)                 (629)

Income tax expense ...................................................            (3)                    1
                                                                         -----------           -----------

Loss from continuing operations ......................................        (1,090)               (1,083)

Income (loss) from discontinued operations ...........................           398                  (220)
                                                                         -----------           -----------

Net loss .............................................................   $      (692)          $    (1,303)
                                                                         ===========           ===========


Basic and diluted net (loss) income per share:
         Continuing operations .......................................   $     (0.22)          $     (0.22)
         Discontinued operations .....................................          0.08                 (0.04)
                                                                         -----------           -----------
         Net loss per share ..........................................   $     (0.14)          $     (0.26)
                                                                         ===========           ===========


Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts .........................     4,943,018             4,943,018
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

                                                                           Nine months         Nine months
                                                                             Ended                Ended
                                                                       November 30, 2000     November 30, 1999
                                                                       -----------------     -----------------
Sales ................................................................   $    15,661            $    15,649
Other income .........................................................           335                    170
                                                                         -----------            -----------
                                                                              15,996                 15,819
                                                                         -----------            -----------

Cost of goods sold, including occupancy and buying expenses ..........        12,479                 12,637
Operating, selling and administrative expenses .......................         3,212                  3,094
Provision for doubtful accounts ......................................            27                     41
Amortization of excess of cost over net assets acquired ..............             5                      8
Interest expense .....................................................         1,868                    817
                                                                         -----------            -----------
                                                                              17,591                 16,597
                                                                         -----------            -----------

Loss before loss on equity investment and income taxes ...............        (1,595)                  (778)

Loss from equity investment ..........................................        (1,647)                (1,257)

Income tax expense ...................................................            (5)                    (2)
                                                                         -----------            -----------

Loss from continuing operations ......................................        (3,247)                (2,037)

Income (loss) from discontinued operations ...........................           398                   (391)
                                                                         -----------            -----------

Net loss .............................................................   $    (2,849)           $    (2,428)
                                                                         ===========            ===========


Basic and diluted net (loss) income per share:
         Continuing operations .......................................   $     (0.66)           $     (0.41)
         Discontinued operations .....................................          0.08                  (0.08)
                                                                         -----------            -----------
         Net loss per share ..........................................   $     (0.58)           $     (0.49)
                                                                         ===========            ===========

Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts .........................     4,943,018              4,943,018
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                Nine months       Nine months
                                                                                  Ended              Ended
                                                                            November 30, 2000   November 30, 1999
                                                                            -----------------   -----------------
Cash flows from operating activities:
  Loss from continuing operations .........................................      $(3,247)           $(2,037)
  Adjustments to reconcile loss to net cash
     used in operating activities:
           Depreciation and amortization ..................................          106                145
           Loss from equity investment ....................................        1,759              1,257
           Amortization related to equity investment ......................         (112)                --
  Other changes in operating assets and liabilities:
           Accounts receivable ............................................          292               (155)
           Inventories ....................................................          877                698
           Accounts payable ...............................................         (922)              (878)
           Other ..........................................................        1,167                246
                                                                                 -------            -------
  Net cash (used in) provided by operating activities of:
           Continuing operations ..........................................          (80)              (724)
           Discontinued operations ........................................         (112)               241
                                                                                 -------            -------
  Net cash used in operating activities ...................................         (192)              (483)
                                                                                 -------            -------

  Cash flows from investing activities:
           Additions to property and equipment ............................          (51)               (24)
           Increase in investment .........................................       (3,352)            (4,953)
           Other ..........................................................           --                 --
                                                                                 -------            -------
  Net cash used in investing activities ...................................       (3,403)            (4,977)
                                                                                 -------            -------

  Cash flows from financing activities:
           Net borrowings under
              revolving credit agreement ..................................          173                427
           Borrowings under obligations ...................................        3,535              5,047
           Principal payments on long-term obligations ....................          (90)              (115)
           Deferred loan costs ............................................          (20)               (75)
                                                                                 -------            -------
  Net cash provided by financing activities ...............................        3,598              5,284
                                                                                 -------            -------

  Net increase (decrease) in cash .........................................            3               (176)
  Cash at beginning of period .............................................          152                241
                                                                                 -------            -------
  Cash at end of period....................................................      $   155            $    65
                                                                                 =======            =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2000

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

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators. After experiencing operating losses at Dowling's, Oakhurst's Board of Directors decided in fiscal 2000 to dispose of this subsidiary. In June 2000, the Company entered into an agreement to sell Dowling's by way of merger for consideration equivalent to the amount of revolver debt expected to be owed by Dowling's at the merger closing. The closing took place on November 29, 2000. As such, the assets and liabilities of Dowling's have been excluded from the November 30, 2000 balance sheet. Results of Dowling's have been presented as discontinued operations in the statements of operations and cash flows for the period ended November 30, 2000. Expected losses at Dowling's through the merger closing date were accrued in the Company's financial statements for the fiscal year ended February 29, 2000. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $398,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

         Through SCPI and Dowling's, Oakhurst's principal business in recent years has been the distribution of products to the automotive after-market. The remaining automotive distribution business is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania. In the third quarter of fiscal 2001, SCPI expanded its distribution business to include lawn and garden products, partly in response to the growing needs of certain customers.

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights Recovery & Power LLC ("New Heights") and entered into an agreement with KTI, Inc. ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share. In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million (subject to an increase under certain circumstances) under a loan agreement (the "KTI Loan"), as discussed further below. Upon New Heights emerging from bankruptcy in December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. KTI was appointed the operating manager of the facility. In July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was reduced from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. Principally as a result of budgeted losses incurred in the start-up of the facility, OTI's underlying equity in the net assets of New Heights exceeds its recorded investment by approximately $4.0 million, which amount is being amortized over the life of New Height's long-lived assets which is primarily 30 years.

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

         Operating results for the nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001.

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

         Results of Dowling's are presented as discontinued operations. (See
Note 1)

         Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. The Company's operations have therefore been organized into the three management segments included in the following table (in thousands):

Three months ended November 30, 2000                                           CONSOLIDATED
SEGMENTS                           SCPI      DOWLING'S     OTI      CORPORATE     TOTAL
                                 --------   ----------   --------   ---------  ------------
Net sales ....................   $  4,631   $       --         --          --    $  4,631
                                 ========   ==========   ========    ========    ========
Operating profit (loss) ......   $    222   $       --   $    (69)   $   (257)   $   (104)
Segment assets ...............   $  6,936   $       --   $ 11,171    $     44    $ 18,151
                                 ========   ==========   ========    ========    ========

Three months ended November 30, 1999                                           CONSOLIDATED
SEGMENTS                           SCPI      DOWLING'S     OTI      CORPORATE     TOTAL
                                 --------   ----------   --------   ---------  ------------
Net sales ....................   $  4,695   $       --         --          --    $  4,695
                                 ========   ==========   ========    ========    ========
Operating profit (loss) ......   $    193   $       --   $    (48)   $   (248)   $   (103)
Segment assets ...............   $  6,245   $    4,372   $  7,612    $  1,938    $ 20,167
                                 ========   ==========   ========    ========    ========


Nine months ended November 30, 2000                                            CONSOLIDATED
SEGMENTS                           SCPI      DOWLING'S     OTI      CORPORATE     TOTAL
                                 --------   ----------   --------   ---------  ------------
Net sales ....................   $ 15,661   $      --         --          --     $ 15,661
                                 ========   =========   ========    ========     ========
Operating profit (loss) ......   $  1,227   $      --   $   (216)   $   (737)    $    274
Segment assets ...............   $  6,936   $      --   $ 11,171    $     44     $ 18,151
                                 ========   =========   ========    ========     ========

Nine months ended November 30, 1999                                            CONSOLIDATED
SEGMENTS                           SCPI      DOWLING'S     OTI      CORPORATE     TOTAL
                                 --------   ----------   --------   ---------  ------------
Net sales ....................   $15,649    $      --         --          --     $15,649
                                 =======    =========    =======     =======     =======
Operating profit (loss) ......   $   880    $      --    $  (129)    $  (710)    $    41
Segment assets ...............   $ 6,245    $   4,372    $ 7,612     $ 1,938     $20,167
                                 =======    =========    =======     =======     =======

4.  BORROWING ARRANGEMENT

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

         Oakhurst's principal business historically has been the distribution of products to the automotive after-market. Its largest business, and its one remaining automotive distributor following the disposal of Dowling's (see below) is conducted by SCPI under the trade name "Steel City Products", and involves the distribution of automotive parts and accessories and non-food pet supplies from a facility in McKeesport, Pennsylvania. In the third quarter of fiscal 2001, SCPI expanded its distribution business to include lawn and garden products, partly in response to the growing needs of certain customers.

         In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's, a New York-headquartered distributor of automotive radiators and related products, for an aggregate purchase price of approximately $4.7 million, all of which has been paid except for two notes payable to an executive and a former executive of Dowling's with an aggregate balance remaining at November 30, 2000 of $44,000.

         Due to operating losses at Dowling's of approximately $400,000 in fiscal 2000, the Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to merge Dowling's with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under the revolving debt agreement. The merger closed on November 29, 2000. As such, the assets and liabilities of Dowling's have been excluded from the November 30, 2000 balance sheet. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $398,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

         Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI"), a publicly-traded waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999, that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million (subject to increases under certain circumstances) under a loan agreement (the "KTI Loan"), as discussed further below. In December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. The facility is being managed by KTI Operations, an affiliate of KTI.

         Through November 30, 2000, OTI has invested approximately $10.5 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. Such investment has been financed principally through borrowings under the KTI Loan.

In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by-products. Completion of Phase I of the Business Plan was satisfied in September 1999. During the second quarter of fiscal 2001New Heights extended its tire collection and processing capabilities, including an agreement with Firestone for the collection of approximately one million recalled tires, and regional collection agreements with Wal-Mart and Goodyear. During that quarter, however, processing delays occurred while the crumb rubber system was modified to handle a larger volume of tires. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began production of power from burning waste tires. During the second quarter of fiscal 2001 final retrofitting of the boiler and generator was completed, so that the plant's nameplate capacity of 22 megawatts is now being achieved. While discussions continue with the local utility for a long-term supply agreement, the summer contract has been extended on a short-term basis. During the nine months ended November 30, 2000, New Heights operated at a loss of $4.8 million, of which OTI's share was $1.8 million, before goodwill recovery of $112,000. With the completion of Phase II of the Business Plan, KTI Operations, the KTI affiliate that manages New Heights, anticipates that operations will turn profitable.

         In addition to New Heights, in January 1999 OTI made a minority investment totaling approximately $2.7 million in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is benefitting from the significant increase in infrastructure and highway spending in Texas. Such investment was financed principally through borrowings under the KTI Loan.

         Until operations of New Heights produce positive cash flow, interest on the KTI Loan is being accrued.

         The equity interest in Sterling of approximately 7% was increased to approximately 12% in October 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The cost of the second equity tranche was approximately $1.36 million and was financed through the issuance of notes, of which an aggregate of $559,000 is due to two officers and directors of Oakhurst. Of the notes, which are secured by the second equity tranche, $800,000 is re-payable by OTI in January 2001, and $559,000 is due in April 2001. The notes bear interest at the rate of 14%.

         Recognizing OTI's investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments. In addition, discussions are underway with KTI to restructure the interest and repayment terms of the KTI Loan.

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

         For its fiscal year ended September 2000 Sterling's revenues were $76 million and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.6 million.

SALE OF SUBSIDIARY

         In June 2000, Oakhurst entered into an agreement to sell Dowling's, a wholesale distributor of automotive radiators and related parts, through a merger with an importer of radiators, for consideration equivalent to the amount owed at the merger closing by Dowling's under the revolving credit agreement (see Note 3 to the Condensed Consolidated Financial Statements). The merger closed on November 29, 2000. The Company recorded a loss on the disposal of Dowling's of approximately $2.0 million at February 29, 2000, including an estimate of $400,000 for expected operating losses from March 1, 2000 through the closing date. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $398,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

         In the third quarter of the prior fiscal year, Dowling's reported an operating loss of approximately $171,000 and for the nine months ended November 30, 1999, Dowling's reported an operating loss of $251,000.

LIQUIDITY AND CAPITAL RESOURCES

         In addition to cash derived from the operations of its subsidiaries, Oakhurst's liquidity and financing requirements are determined principally by the working capital needed to support each subsidiary's level of business, together with the need for capital expenditures and the cash required to repay debt. The automotive distribution subsidiary's working capital needs vary primarily with the amount of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers, especially as SCPI from time to time grants extended payment terms for seasonal inventory build-ups, and the amount of credit extended by suppliers.

         At November 30, 2000, Oakhurst's debt primarily consisted of (i) a balance of $13.0 million outstanding under the KTI Loan, (ii) a revolving credit facility with an institutional lender (the "Revolver") of $3.3 million and (iii) notes payable aggregating $1.4 million issued in connection with the purchase of the second tranche of equity in Sterling.

         Oakhurst and SCPI have available financing under the Revolver, subject to a borrowing base that is calculated according to defined levels of SCPI's accounts receivable and inventories. In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million to reflect the disposal of Dowling's, subject to a borrowing base. In August 2000 the Revolver was increased to $4.5 million through an amendment to the existing agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margins and no significant change in historical levels of customer receivables or vendor credit.

         At November 30, 2000, the Company's working capital deficit of $14.8 million resulted principally from the classification of the KTI Loan as a current obligation of the Company, reflecting its April 30, 2001 maturity date. KTI is Oakhurst's largest shareholder, holding 35% of the Company's outstanding common stock. With the completion in July 2000 of the second phase of the New Heights Business Plan and the finalization of the KTI Loan Modification, management believes that the KTI Loan will provide adequate financing for the Company's financial commitments to New Heights. With the expectation of future profitability following the commencement of power generation operations at New Heights, management of New Heights is expected to seek third party debt financing on the New Heights facility, which is currently substantially debt free. Any such facility-level financing would allow a distribution to New Heights' members, including Oakhurst, enabling Oakhurst to proportionally repay the KTI Loan.

         Management believes that future operations of New Heights will provide sufficient funds to repay the KTI Loan and facility-level debt and that if such operations are successful, the value of OTI's equity interest in New Heights could be significant. However, such success cannot be assured.

         In response to a proposal by KTI's parent company, Casella Waste Systems, Inc. ("Casella"), to acquire the Company's 37.5% equity position in New Heights, management is in discussions with KTI and Casella with a view to transferring all of such New Heights interest to KTI in exchange for the 35% equity interest that KTI owns in Oakhurst and the cancellation of substantially all of the debt and accrued interest owed by the Company to KTI (totaling about $15 million at November 30, 2000). This restructuring would be undertaken in conjunction with a substantial increase in Oakhurst's investment in Sterling, a profitable company in which Oakhurst currently owns a 16% interest. While preliminary non-binding agreements have been reached with all parties to these proposed transactions, they are subject to the completion of due diligence, the negotiation and execution of final documentation, and to the approval of various third parties, and there can be no assurance that such transactions will be completed.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At November 30, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Operations include the consolidated results of SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive parts and accessories, non-food pet supplies and lawn and garden products, OTI and the administrative costs of SCPI and Oakhurst.

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1999

                  Sales in the third quarter of the current year decreased by $65,000 compared with the third quarter of the prior year. Sales to existing automotive customers decreased by $610,000 due to the loss of a customer in the fourth quarter of fiscal 2000, customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $365,000 in the third quarter, and sales of non-food pet products increased by $176,000 in the third quarter compared with the same period in the prior year. Sales of lawn and garden products, which commenced late in the third quarter of the current fiscal year, were approximately $4,000.

         Despite the small decrease in sales in the current year period, there was an improvement in gross margins, so that gross profit increased slightly compared with the prior year.

         Operating, selling and administrative expenses increased by $27,000, mostly related to accrued royalty fees at OTI for the cyrogenic crumb rubber system which are to be paid from future operating profits of New Heights.

         Interest expense increased by $362,000 when compared to the prior year, due primarily to interest incurred on the KTI loan, which increased by $6.0 million compared with the third quarter of the prior year to fund OTI's capital and start-up expenditure commitments at New Heights.

         There was a loss from affiliates of approximately $270,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up losses at the New Heights facility of $326,000, net of goodwill amortization of $55,000.

         In summary, operating results at SCPI improved in the third quarter compared with the prior year by $29,000 due to higher margins. Overheads at OTI increased compared with the third quarter last year due to accrued royalty expenses to be paid from future operating profits of New Heights. Interest expense was higher due to the increase in the KTI Loan to fund the New Heights project.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1999

         For the first nine months of the current fiscal year, sales increased by $12,000 compared with the first nine months of the prior year. Sales to existing automotive customers decreased by $1.7 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Some of the loss in sales to existing customers was offset by sales to new customers which totaled $1.4 million in the first nine months of the current year.

         Sales of non-food pet products totaled $1.9 million, an increase of $276,000 compared with the first nine months of the prior year, due primarily to increased sales to existing customers.

         Other income increased by approximately $193,000 due primarily to the expiration of the maturity date of certain Creditor Notes associated with SCPI's former Retail Division.

         Although sales were essentially unchanged from the prior year period, there was an improvement of approximately 1% in gross margins due to product mix and other factors, so that gross profits increased by $170,000 compared with the prior year.

         Operating, selling and administrative expenses increased by $117,000 for the nine months compared with prior year. Expenses at SCPI increased by $20,000 due principally to higher promotional and payroll expense in the current year. At OTI, expenses increased by $87,000 due to the accrual of royalty fees on the cyrogenic crumb rubber system which are to be paid from the future cash flow of New Heights.

         Interest expense increased by $1.1 million when compared to the prior year, due primarily to the increase in the amount owed under the KTI loan.

         There was a loss from affiliates of approximately $1.6 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up losses at the New Heights facility of approximately $1.8 million, net of goodwill amortization of $112,000.

         In summary, operating profits at SCPI improved for the first nine months of the current fiscal year compared with the first nine months of the prior year by approximately $350,000, due to increased sales and higher margins earned on certain product lines. Operating losses increased at OTI due to accrued royalty fees to be paid from the future cash flows at New Heights. Interest expense was higher due to the increase in the KTI Loan to fund the New Heights project.

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

         A change in the interest rate of 1% would have changed interest expense by approximately $7,500 and $25,000 for the three and nine month periods ended November 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                 x/10.31 Amendment Agreement dated effective May 3, 2000 among Oakhurst Company, Oakhurst Technology, Inc. and KTI, Inc.

                 x/10.32 Sixth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated effective June 30, 2000.

                 x/10.33 Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service Co., Inc.

                *x/10.34 Seventh Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 1, 2000.

                *x/10.35 Eighth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 27, 2000.

             -------------------
              x/    Management contract or compensatory plan or arrangement

              *     Filed herewith

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OAKHURST COMPANY, INC.


Date:    January 10, 2001                    By:    /s/   Robert M. Davies
                                                   ----------------------------
                                                   Mr. Robert M. Davies
                                                   Chief Executive Officer


Date:    January 10, 2001                    By:    /s/   Maarten D. Hemsley
                                                   ----------------------------
                                                   Mr. Maarten D. Hemsley
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
--------                   -----------
  x/10.31   Amendment Agreement dated effective May 3, 2000 among
            Oakhurst Company, Oakhurst Technology, Inc. and KTI,
            Inc.

  x/10.32 Sixth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated effective June 30, 2000.

  x/10.33   Merger Agreement dated June 30, 2000 between Oakhurst
            Company, A.C.F. Imports, Inc., A.C.F. Acquisition,
            Inc. and Dowling's Fleet Service Co., Inc.

 *x/10.34 Seventh Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 1, 2000.

 *x/10.35 Eighth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 27, 2000.

-------------------
x/    Management contract or compensatory plan or arrangement

*     Filed herewith