Form 10-K405
period 2001-02-28
OAKHURST CO INC
filed 2001-07-13
CIK 874238

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    ------------------

Commission file number: 0-19450

                             OAKHURST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               25-1655321
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   2751 CENTERVILLE ROAD SUITE 3131
       WILMINGTON, DELAWARE                                        19803
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at May 1, 2001 of the voting stock held by non-affiliates of the registrant: $3,348,708

At May 1, 2001, the registrant had 4,943,018 shares of common stock outstanding.

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

     Pursuant to the fiscal 1992 merger, SCPI became a special, limited purpose subsidiary that concentrates on its historical distribution business, while any growth and expansion opportunities are to be pursued by Oakhurst or its subsidiaries. Because Oakhurst's ownership of SCPI is primarily in the form of preferred stock Oakhurst retains most of the value of SCPI, and Oakhurst's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating loss carry-forwards and capital losses.

     Oakhurst's principal business in recent years has been the distribution of products to the automotive after-market, and is conducted by SCPI under the trade name "Steel City Products". Steel City Products distributes automotive parts and accessories, non-food pet supplies and, beginning in the fourth quarter of fiscal 2001, lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania.

     Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights, as discussed further below. In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. ("Casella") in December 1998.

     The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery and Power, LLC ("New Heights"), a fully-integrated recycling and waste-to-energy facility located in Ford Heights, Illinois.

     In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is participating in the significant increase in infrastructure and highway spending in Texas. In October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 is due to Robert Davies, Chairman and CEO of Oakhurst. Under a Participation Agreement, Maarten Hemsley,

President and CFO of Oakhurst, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. These notes, which became due in April 2001, are to be restructured as part of a transaction (the "Sterling Transaction") further described below, as a result of which Oakhurst is expected to increase its equity position in Sterling from 12% to 80.1%.

     In July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in the investments of New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights was limited to 75% of those losses, funded through advances under the KTI Loan, with the balance directly funded by KTI. Furthermore, the KTI Loan Modification provided that any further capital expenditures be financed through New Heights' internally generated cash and/or through financing raised by New Heights.

     Due to the losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights is deemed one, in April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights is to be transferred to KTI, (b) the 1.7 million shares of Oakhurst common stock held by KTI is to be transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI are to be released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at February 28, 2001, is to be canceled, with the exception of $1 million, which sum is to be converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company is to issue to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April, 2001 and became effective upon their release from escrow on July 3, 2001. See Footnote 15 "Subsequent Events" to the Company's Notes to Consolidated Financial Statements in this Form 10-K.

     Following completion of the Unwinding Agreements, Oakhurst plans to complete the Sterling Transaction in July 2001 for which the Company has entered into a letter of intent dated May 25, 2001. Pursuant to the Sterling Transaction, the Company will increase its investment in Sterling, from the 12% interest held at February 28, 2001, to 80.1%. Consideration for the increase in ownership of Sterling is to consist of approximately 1,125,000 shares of Oakhurst common stock, payments by Oakhurst of $9.9 million, and approximately $2.4 million in four year Oakhurst subordinated zero coupon notes (with a maturity value of approximately $3.8 million). Funding for the cash portion of the Sterling Transaction will be provided principally by borrowings by Sterling under its bank revolving credit agreement and other notes, and by the sale by Oakhurst of approximately 605,000 shares of its common stock to a third party and approximately $2.6 million of its subordinated zero coupon notes (with a maturity value of approximately $4.1 million). Oakhurst will also issue, to the existing shareholders of Sterling, warrants for approximately 304,000 shares of its common stock at an exercise price of $1.50 per share, and to the purchaser of its common stock and zero-coupon notes, warrants for approximately 323,000 shares of its common stock, also at an exercise price of $1.50. Under the Sterling Transaction, the notes issued in October 1999 to purchase the second tranche of equity in Sterling are to be restructured. The restructuring will include the rescheduling of loan repayments, resetting of interest rates on certain notes and issuance of 123,000 warrants to one note holder. The Sterling Transaction also is to include a "Put" whereby the holders of the remaining 19.9% of Sterling shares would be able to require Oakhurst to acquire those shares three years after the Sterling Transaction is closed.

     Closing of the Sterling Transaction is subject to the completion of various documents among the parties and the refinancing of SCPI's revolving line of credit with a new institutional lender.

STEEL CITY PRODUCTS, INC. ("SCPI")

BACKGROUND

     SCPI was incorporated in West Virginia in 1959 and in 1963 became known as Heck's, Inc. Prior to 1990, Heck's Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. ("RAC").

     SCPI was reincorporated in Delaware under the name Hallwood Industries Incorporated in fiscal 1991. The name was changed to Steel City Products, Inc. in fiscal 1993.

     The Steel City Products automotive distribution business was founded in 1947 and was acquired by SCPI in 1969. The operations of SCPI comprise the distribution of automotive parts and accessories under the name Steel City Products. In fiscal 1997, SCPI established a division to distribute non-food pet supplies. Recognizing certain needs of its customers, in fiscal 2001 SCPI broadened its distribution business to include lawn and garden supplies.

OPERATIONS

     SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers and air and oil filters). In fiscal 1997, SCPI introduced non-food pet supplies to its merchandise selection. Although the pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. Sales of pet supplies now represent approximately 10% of SCPI's annual revenues. In fiscal 2001, management developed a plan to broaden its merchandise base further with the introduction of lawn and garden products, and began distributing these products in the fourth quarter of fiscal 2001. Total sales of lawn and garden products in fiscal 2001 were $399,000. SCPI's operations are conducted from leased facilities in McKeesport, Pennsylvania, and Glassport, Pennsylvania.

SOURCES OF SUPPLY

     SCPI acquires its merchandise from a large number of suppliers, none of which accounts for more than 15% of its annual purchases. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

     Steel City Products generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

SEASONALITY

     SCPI's automotive and lawn and garden businesses are seasonal, being slower in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in February. As is customary in the automotive aftermarket, and in the lawn and garden business, some suppliers allow extended payment terms to SCPI for such inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

     Although SCPI's non-food pet supply business experiences different seasonal trends from the automotive and lawn and garden businesses, the effect of this is not material to the overall business.

     SCPI's needs for working capital are affected by these seasonal fluctuations (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

CUSTOMER BASE

     SCPI's customers include general merchandise retail chains, automotive specialty stores, supermarket chains, hardware stores, variety and drug stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area, and since February 2000 SCPI has begun sales to the west coast distribution facility of one of its major customers. There are no foreign sales.

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

     In its efforts to offset these trends, SCPI has added new customers, expanded its product offerings to certain customers, enlarged the territory that it serves and introduced new categories of products. These efforts have helped to stabilize SCPI's customer base, in part by increasing the percentage of its revenues derived from supermarket and drugstore chains. Sales in fiscal 2001 increased by 3% compared with sales in fiscal 2000 and by 11% in fiscal 2000 from 1999. SCPI continues to pursue new customer relationships that, if concluded, could increase sales in the future; however there can be no assurance that new business can be secured.

     Sales attributable to SCPI represent 100% of Oakhurst's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                        Fiscal year ended              Fiscal year ended             Fiscal year ended
                        February 28, 2001              February 29, 2000             February 28, 1999
                        -----------------              -----------------             -----------------
                      Sales        % of sales        Sales        % of sales        Sales       % of sales
Ames                 $3,746           18%           $3,144           16%           $1,955           11%
Kroger               $2,057           10%           $2,037           10%           $1,745            9%
Giant Eagle          $2,055           10%           $1,523            8%           $1,123            6%

     Although SCPI's three largest customers account for approximately one-third of its total revenues, management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them. However, in the event that either of these customers ceased doing business with SCPI, the resulting reduction in revenues could significantly impact profitability unless a replacement customer were identified.

     None of SCPI's business is based on government contracts and there are no long-term sales contracts with any customers.

COMPETITION

     The industries in which SCPI competes are highly competitive, with several similar companies operating in SCPI's market place. Many of SCPI's suppliers also offer their products directly to retailers. Management is unable to precisely quantify SCPI's relative size in the distribution industry or in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, some of SCPI's customers have increasingly chosen to purchase product directly from the manufacturer, and thus, SCPI's position in the industry may not be assured. SCPI competes on the basis of merchandise selection, price, service levels, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product variety, service levels and high order fill rates enable it to compete favorably with other distributors.

REGULATION

     SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

     SCPI employs approximately 50 persons, of whom about 40 are employed in the headquarters office and distribution facility in McKeesport and the Glassport distribution facility. Most of the others are field personnel. Senior executives, including the Chairman, Bernard H. Frank (a founder of Steel City Products) and the President, Terrance Allan have many years of service with SCPI and are employed under long-term contracts.

     Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI has experienced generally good labor relations and no significant labor disputes have affected its business for many years. The union contract was renewed in November 1999 for a three-year term.

OAKHURST TECHNOLOGY, INC. (OTI)

BACKGROUND

     In December 1998 Oakhurst formed OTI to take advantage of the restructuring opportunity at New Heights. OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights which has redeveloped an existing waste-to-energy recycling facility in Ford Heights, Illinois, into a fully integrated recycling and waste-to-energy facility.

     In January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in and acquire a convertible subordinated note of, Sterling, a profitable privately-held Texas-based pipe laying and road building contractor that is participating in the significant increase in infrastructure and highway spending in Texas. OTI increased its equity investment in Sterling from 7% to 12% in October 1999 when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI.

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

     Through the efforts of the CGE bondholders, a business plan proposed by KTI for the restructuring of the facility's operations and development of an "environmental campus" (the "Business Plan") was adopted as the basis of a plan of reorganization, and CGE, renamed New Heights, emerged from bankruptcy in December 1998. KTI's management has had specific experience in the turnaround of co-generation facilities.

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

     In July 1999, after receiving the appropriate permits, the New Heights facility began waste tire operations, involving the collection of waste tires and their processing into crumb rubber and related by-products. Phase I of the Business Plan was completed in September 1999. Phase II of the Business Plan included the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a short-term power supply agreement was entered into with a local utility beginning in the summer of 2000, and in July 2000 the New Heights generator began commercial production of power from burning waste tires.

     Due to various unforeseen factors, the capital costs and start-up losses incurred to restructure New Heights were significantly higher than originally anticipated. As a result of the losses, and Casella's decision to exit certain non-core activities, of which New Heights is deemed one, in April 2001, the Unwinding Agreements were signed among the Company, OTI, Casella and KTI, as described above under Item 1, Business, General. The Unwinding Agreements were released from escrow in July 2001.

DISCONTINUED OPERATIONS - DOWLING'S FLEET SERVICE CO., INC.

     Dowling's Fleet Service Co., Inc. was acquired by Oakhurst in fiscal 1995 and was historically one of the largest regional distributors of aftermarket automotive radiators in the northeastern United States. In recent years, the radiator replacement market underwent significant changes, including aggressive competition, industry consolidation and direct selling by manufacturers to installers, and operating results at Dowling's declined. In fiscal 2000, Dowling's reported a loss of approximately $400,000 and Oakhurst's Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under its revolving credit agreement. The closing took place on November 29, 2000.

ITEM 2. PROPERTIES

     Since December 1997, SCPI has operated its automotive and pet supply businesses from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania. With the addition of lawn and garden distribution business in the fourth quarter of fiscal 2001, SCPI leased an additional 43,000 sq. ft. of warehouse space located in an industrial park in nearby Glassport, Pennsylvania, commencing in December 2000.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock was listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC until February 10, 1998, when the Common Stock was delisted from trading. The delisting was a result of the Company's stock price falling below the Nasdaq minimum closing bid price of $1.00 per share and the Company's net tangible assets falling below Nasdaq's minimum maintenance requirements. Commencing February 11, 1998, the Company's Common Stock began trading on the OTC Bulletin Board, also under the symbol OAKC.OB.

     The following table sets forth the high and low bid prices by fiscal quarter for Oakhurst's common stock for fiscal years 2001 and 2000.

                                   Fiscal 2001                                 Fiscal 2000
                        Quarterly High      Quarterly Low          Quarterly High        Quarterly Low
Quarter 1                   $1.25               $1.03                  $1.375                $0.88
Quarter 2                   $1.31               $1.00                  $1.56                 $0.88
Quarter 3                   $1.38               $1.13                  $1.31                 $1.03
Quarter 4                   $1.19               $0.75                  $1.44                 $1.19

     There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 2001.

     No cash dividends were declared or paid in fiscal 2001, 2000 or 1999. The Company does not anticipate the declaration of cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the Consolidated Financial Statements and related Notes.

                                            February 28,  February 29,  February 28,  February 28,  February 28,
                                                2001         2000(a)       1999(a)     1998(a)(b)    1997(a)(c)
                                            ------------  ------------  ------------  ------------  ------------
                                                     (Dollar amounts in thousands except per share data)

Operating results:
Sales ...................................     $ 20,694      $ 20,142      $ 18,092      $ 17,879      $ 27,335
                                              ========      ========      ========      ========      ========
(Loss) income from continuing
operations before income taxes ..........     $ (7,253)     $ (2,987)     $   (853)     $    651      $ (5,797)
Current income tax (expense) benefit ....          (27)          (10)           (8)           (3)            5
Deferred income tax expense(d) ..........           --            --            --        (1,000)       (3,086)
                                              --------      --------      --------      --------      --------
Loss from continuing operations .........       (7,280)       (2,997)         (861)         (352)       (8,878)
Income (loss) from discontinued
operations ..............................          399        (2,456)         (185)          (63)           21
                                              --------      --------      --------      --------      --------
Net loss ................................     $ (6,881)     $ (5,453)     $ (1,046)     $   (415)     $ (8,857)
                                              ========      ========      ========      ========      ========

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations .........     $  (1.47)     $  (0.61)     $  (0.25)     $  (0.11)     $  (2.77)
Income (loss) from discontinued
operations ..............................     $    .08      $  (0.49)     $  (0.05)     $  (0.02)           --
                                              --------      --------      --------      --------      --------
Net loss ................................     $  (1.39)     $  (1.10)     $  (0.30)     $  (0.13)     $  (2.77)
                                              ========      ========      ========      ========      ========

BALANCE SHEET STATISTICS:
Total assets ............................     $ 15,779      $ 21,433      $ 16,876      $ 14,316      $ 16,199
Long-term obligations ...................     $  4,633      $ 13,428      $  8,254      $  4,318      $  5,716
Book value per share of common stock ....     $  (2.16)     $  (0.77)     $   0.34      $   0.63      $   0.76

(a) In fiscal 2000, the decision was made to dispose of Dowling's. Results of operations for fiscal 2000 reflect a loss on the disposal of $2.0 million, relating primarily to the write-off of goodwill, together with an operating loss of $428,000. Results for Dowling's have been presented as discontinued operations for all periods shown. Upon completion of the sale of Dowling's in fiscal 2001, the Company recorded income of $399,000.

(b) In fiscal 1998, SCPI sold its warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale.

(c) Results for fiscal 1997 include an aggregate charge of approximately $3.5 million related to the sale of Puma and H&H, two of the Company's former subsidiaries. The charge primarily consisted of the write-off of the goodwill associated with the acquisition of such subsidiaries.

(d) Results for fiscal 1998 and 1997 include net non-cash deferred tax charges of approximately $1.0 million and $3.1 million, respectively, primarily related to increases in the Company's valuation allowance of its deferred tax asset (see Note 7 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst") was designed to facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $167 million of net operating loss carry-forwards. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividend on such preferred stock.

     Oakhurst's principal business historically has been the distribution of products to the automotive aftermarket. Its largest business, and its one remaining automotive distributor following the disposal of Dowling's in fiscal 2001 (see below) is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania.

     Dowling's, a New York-headquartered distributor of automotive radiators and related products, was acquired by Oakhurst in August 1994 for an aggregate purchase price of $4.7 million, all of which has been paid except for two notes payable to two executives of Dowling's with an aggregate balance remaining at February 28, 2001 of $22,000. Due to operating losses at Dowling's of approximately $400,000 in fiscal 2000, Oakhurst's Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators. The merger closed on November 29, 2000. The statement of operations for fiscal 2001 reflects a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

     Representing a significant change from its historical operating business, in December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights, as discussed further below. In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999.

     The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery and Power, LLC ("New Heights"), a fully-integrated recycling and waste-to-energy facility located in Ford Heights, Illinois.

     Through February 28, 2001, OTI has invested approximately $10.9 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. Such investment has been financed from the Equity Proceeds and borrowings under the KTI Loan.

     In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is benefiting from significant increases in infrastructure and highway spending in Texas. In October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 is due to Robert Davies, Chairman and CEO of Oakhurst. Under a Participation Agreement, Maarten Hemsley, President and CFO of Oakhurst, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. These notes, which became due in April 2001, are to be restructured as part of the Sterling Transaction whereby Oakhurst plans to increase its equity percentage in Sterling from 12% to 80.1% in July 2001.

     In July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in the investments of New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start-up losses at New Heights was limited to 75% of those losses, funded through advances under the KTI Loan, with the balance directly funded by KTI. Furthermore, the KTI Loan Modification provided that any further capital expenditures be financed through New Heights' internally generated cash and/or through financing raised by New Heights.

     In April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's interest in New Heights is to be transferred to KTI, (b) the Oakhurst common stock held by KTI is to be transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI are to be released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at February 28, 2001, is to be canceled, with the exception of $1 million, which sum is to be converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company is to issue to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April, 2001 and became effective upon their release from escrow on July 3, 2001. See Footnote 15, "Subsequent Events" to the Company's Notes to Consolidated Financial Statements in this Form 10-K. Because the transaction is with a related party the Company will not record a gain in connection with the Unwinding Agreements.

     Following completion of the Unwinding Agreements, Oakhurst plans to complete the Sterling Transaction in July 2001. Pursuant to the Sterling Transaction the Company will increase its investment in Sterling, from the 12% interest held at February 28, 2001, to 80.1%. Closing of the Sterling Transaction is subject to the completion of various documents among the parties and the refinancing of SCPI's revolving line of credit with a new institutional lender.

     As a condition to the completion of the Sterling Transaction, in July 2001, SCPI committed to change lenders on its revolving line of credit due to the bankruptcy filing of its existing lender. The new line of credit, which is expected to close in July 2001, is subject to a borrowing base, with a maximum line of $4.5 million

     Activities of New Heights are reported on the equity method of accounting. The investment in Sterling is reported on the cost method of accounting. OTI also has a $1.33 million subordinated note receivable from Sterling, which is convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Pursuant to the Sterling Transaction, such subordinated note receivable is to be converted into Sterling common shares.

     For its fiscal year ended September 2000 Sterling's revenues were $76 million and net income was $3.6 million. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the five months ended February 2001 Sterling's results reflected revenues of $29.5 million and EBITDA of $2.9 million.

     Management believes the completion of the Unwinding Agreements will terminate the substantial negative impact on the Company of the continuing losses at New Heights, and will allow the Company, through the proposed Sterling Transaction to be in a position to achieve profitability in the future. However, such success cannot be assured.

     Oakhurst reported four operating segments in fiscal 2001, SCPI Auto, SCPI Pet, SCPI Lawn, and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, non-food pet supplies and lawn and garden products to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI, formed in December 1998, holds investments principally in the recycling and waste-to-energy business and as such, does not generate revenues. OTI's investment in New Heights is recorded under the equity method of accounting, and thus is presented as non-operating income or loss. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products; thus the results for Dowling's have been presented as discontinued operations. Each segment is managed by its own decision maker who assesses the operations of the segment based on seasonal trends, market competition and growth potential. The allocation of financial resources is determined by the President and Chief Operating Officer, Maarten Hemsley, who reviews the segment information to determine the allocation of resources.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

     In addition to cash derived from the operation of its subsidiaries, Oakhurst's liquidity and financing requirements have historically been determined principally by the working capital needed to support the level of business, together with the need for capital expenditures and the cash required to repay debt. At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers.

     At February 28, 2001, Oakhurst's debt primarily consisted of (i) a balance of $13.3 million outstanding under the KTI Loan; (ii) revolving debt under the Revolver with a balance of approximately $3.5 million; (iii) the notes related to the Sterling Second Tranche equity purchase (the "OTI Notes") of approximately $1.4 million; (iv) notes payable of $22,000 that were issued in connection with the fiscal 1995 acquisition of Dowling's (the "DFS Notes"); and
(v) the Subordinated Loan of $55,000.

Credit Facility and Revolver

     In March 1996, Oakhurst and its subsidiaries obtained financing from an institutional lender (the "Credit Facility"). The Credit Facility initially provided for a revolving credit agreement (the "Revolver") and a term loan secured on SCPI's warehouse. The term loan was repaid in fiscal 1998 upon SCPI's sale of its warehouse. Over time, the Revolver was amended to provide for the sale or disposition of certain of Oakhurst's subsidiaries, reducing the maximum credit line, and to amend certain financial covenants.

     In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross-collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.5 million, subject to a borrowing base. The Revolver carries an interest rate equal to Citibank N.A. base rate plus 2%. The Company pays a renewal fee of 0.5% of the entire line upon each anniversary.

     Due to concerns stemming from the institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI committed to change institutional lenders and has obtained a commitment letter for a two-year revolving line of credit in the amount of $4.5 million, subject to a borrowing base. The new revolver would carry an interest rate equal to prime plus 1%. The lender's commitment is subject to certain terms and conditions.

     Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

KTI Loan

     Upon the confirmation of the New Heights Reorganization Plan in December 1998, all of CGE's outstanding debt was converted to 100% of the equity in New Heights, and KTI designated OTI as its affiliate, initially to acquire 50% of such equity, through the commitment to fund defined capital expenditures, start-up losses and working capital related to the Business Plan.

     In December 1998, Oakhurst entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund up to a minimum of $11.5 million. Such amount was to be increased to a maximum of $17 million to the extent that the defined funding for the New Heights Business Plan and start-up losses, described below, exceeded the minimum specified therein. The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the Revolver lender, and is secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights. The Intercreditor Agreement provides, inter alia, that (i) the KTI Loan is subordinated to the Revolver, except as to the revenues, dividends or assets of OTI, the proceeds of which may be used to repay the KTI Loan; (ii) the Revolver is subordinated to the revenues, dividends and assets of OTI; (iii) KTI has no security interest in the Revolver collateral; (iv) the Revolver lender has no security interest in the KTI collateral and (v) cash flow from Oakhurst's operations other than OTI may be used to repay the KTI Loan, subject to the approval of the Revolver lender, so long as the Revolver is not in default.

     Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights. The funding requirements are specified in a Business Plan that provides for three phases. Phase One of the Business Plan provided for the removal of approximately 70,000 tons of scrap tires from the New Heights site and the establishment of a crumb rubber processing facility, and was completed in September 1999. Phase Two provided for the permitting and start-up of waste-to-energy operations and requires an investment (including the Phase One investment) of at least $8.5 million and not more than $13.5 million. The appropriate permits were issued in February 2000, a short-term power supply agreement was entered into with a local utility for the summer of 2000, and in July the New Heights generator began commercial production of power from burning waste tires. Phase Three of the Business Plan provides for the building of an environmental campus at New Heights, requiring funding of at least $12 million and not more than $17 million, including the Phase One and Two investments.

     Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. Accordingly, KTI and Oakhurst entered into the KTI Loan. Funds drawn by Oakhurst under the KTI Loan have been invested in OTI, principally to facilitate the financing of the New Heights Business Plan. At February 28, 2001, approximately $13.3 million had been borrowed, of which $10.1 million had been invested in the New Heights project.

     In addition to New Heights, in January 1999 OTI made a minority investment totaling approximately $2.7 million in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that is benefiting from significant increases in infrastructure and highway spending in Texas.

     Recognizing its investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. OTI's obligation to fund certain start-up losses at New Heights was limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. In addition, the KTI Loan was secured by a pledge of the equity and debt investment in Sterling which were acquired in January 1999.

     Effective July 2001, all except $1,000,000 of the KTI Loan and accrued interest was canceled under the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity.

Other Debt

     In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

     The DFS notes bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon. These notes, which were not assumed by the purchaser of Dowling's, mature on March 1, 2001.

     In October 1999 OTI increased its equity investment in Sterling from 7% to approximately 12% when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The cost of the second equity tranche was approximately $1.36 million and was obtained through the issuance of notes that are secured by such equity. The notes bear interest at 14% and were due in full in April 2001. Of the notes, $559,000 is due to Robert Davies, Chairman and Chief Executive Officer of Oakhurst. Under a Participation Agreement, Maarten Hemsley, President and Chief Financial Officer of Oakhurst, funded $116,000 of the amount advanced by Mr. Davies. These notes are to be restructured as part of the Sterling Transaction, as a result of which Oakhurst is expected to increase its equity position in Sterling to 80.1%.

CAPITAL EXPENDITURES

     Capital expenditures made by SCPI and Oakhurst or its wholly-owned subsidiaries during fiscal 2001 totaled $130,000, mostly related to new pallet trucks and packaging equipment by SCPI.

TAX LOSS CARRY-FORWARDS

     At February 28, 2001, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $167 million, which expire in the years 2002 through 2021 and which shelter most income of SCPI, Oakhurst or its subsidiaries from federal income taxes. A change in control of SCPI or Oakhurst exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

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

CASH FLOWS

     Net cash used by operating activities for the fiscal years ended February 28, 2001 and February 29, 2000 was $214,000 and $419,000, respectively. The improvement was due to cash generated by the reduction of inventory in the current year. In fiscal 2001, cash in the amount of $111,000 was used by the discontinued operations of Dowling's to complete the disposal of the subsidiary, while in fiscal 2000, cash was generated by Dowling's due to increases in vendor payables. Net cash used by operating activities improved from fiscal 1999 to fiscal 2000 by approximately $48,000.

     For fiscal 2001 and fiscal 2000, net cash used in investing activities was $3.7 million and $7.4 million, respectively. The decrease was due to the reduced investments in New Heights as a result of completion of certain construction phases at New Heights. Between fiscal 1999 and fiscal 2000 net cash used in investing activities increased by $3.2 million due to additional investments in New Heights and Sterling.

     For fiscal 2001 and fiscal 2000, the Company's financing activities provided cash of $3.9 million and $7.7 million, respectively, principally from the issuance of long-term debt of $3.7 million and $7.6 million, respectively, principally to fund the Company's investment in New Heights. Cash provided by financing activities increased between fiscal 2000 and fiscal 1999 by $2.9 million, principally to fund the investments in New Heights and Sterling. In addition, the Company issued common stock in fiscal 1999 raising net proceeds of $680,000 towards the New Heights and Sterling investments. There was an increase in borrowings under the revolving credit agreement of $292,000, $386,000 and $716,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Upon the disposition of the New Heights investment, it is expected that cash provided by financing activities will decrease in the future.

RESULTS OF OPERATIONS

     Operations include the results for Steel City Products, which operates three segments, Auto, Pet and Lawn, together with OTI, and administrative costs.

FISCAL YEAR ENDED FEBRUARY 28, 2001 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 29, 2000

Automotive segment

     For the fiscal year ended February 28, 2001, sales of automotive accessories decreased by approximately $218,000 compared with the prior year. Sales to existing customers decreased by approximately $1.6 million, due largely to the loss of a customer late in fiscal 2000 that had been acquired by another company, and to more customers purchasing product directly from manufacturers. Sales to new automotive customers totaled approximately $1.4 million in fiscal 2001.

     Gross profits increased by approximately $130,000, or about 1%, due to lower freight related costs and to better margins earned on certain products.

     Operating profits for the automotive segment increased by approximately $100,000. Higher broker commissions paid offset the increase in gross profits. Savings in general office expenses and a reduction in staff offset these higher fees.

Pet segment

     Sales of pet supplies increased in fiscal 2001 by approximately $371,000, or 16 %, compared with fiscal 2000. Greater sales to existing customers accounted for about $340,000 of the increase. Sales to new customers totaled approximately $31,000 for the year.

     Gross profits increased by approximately $100,000, principally as a result of the increased sales.

     Operating profits at the pet segment increased by approximately $35,000. The improvement in gross profits was offset in part by higher expenses directly attributable to the higher sales volumes, as more sales were subject to broker fees in the current year. Also in fiscal 2001, a higher percentage of operating expenses were allocated to this segment to reflect the increased sales.

Lawn and garden segment

     Partly in response to the growing needs of its customers, SCPI established a lawn and garden division late in fiscal 2001. Sales of lawn and garden products totaled $399,000 for the fiscal year.

     The newly established division reported an operating profit of approximately $44,000 for fiscal 2001.

OTI

     Expenses at OTI increased by approximately $70,000 mostly related to accrued royalty fees for the cryogenic crumb rubber system which are to be paid from future operating profits of New Heights. Offsetting this increase were savings resulting from a reduction in personnel.

     The loss from equity investment at New Heights increased by $3.1 million compared with fiscal 2000, representing OTI's share of New Heights' start up losses for the fiscal year.

Corporate

     Interest expense increased by $1.4 million due to interest associated with the KTI Loan.

FISCAL YEAR ENDED FEBRUARY 29, 2000 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1999

Automotive segment

     Sales of automotive supplies and accessories totaled $17.9 million in fiscal 2000, an increase of $1.8 million, or 11% compared with the prior year. Sales to existing automotive customers increased by $1.1 million, principally due to additional sales to a significant customer of SCPI which had acquired additional stores through a merger in the current year, and through additional product offerings to other customers. Some of the increases in sales were offset by decreased sales to customers that chose to purchase items directly from the manufacturer or downsized their automotive departments. Sales to new automotive customers totaled approximately $660,000 in fiscal 2001.

     The automotive segment reported other income of $245,000 in fiscal 2000 related primarily to proceeds received from SCPI's annual trade show.

     Gross profit at the automotive segment increased by $447,000, or 2.7% compared with the prior year due to increased revenues and higher margins earned on certain product lines.

     Operating profit increased by $439,000, primarily due to the increased sales and gross profit. There was an increase in the provision for doubtful accounts of $32,000 in the current year due to the higher receivable levels.

Pet segment

     Sales in fiscal 2000 of non-food pet supplies totaled $2.3 million, an increase of approximately $300,000 compared with fiscal 1999. Sales to new customers accounted for approximately $130,000 of the increase.

     Gross profit at the pet segment increased by $138,000 compared with the prior year, due primarily to the increase in sales and to better margins earned.

     The pet segment reported an operating profit of $321,000 compared with $285,000 in the prior year. Expenses, such as broker commissions, increased by $80,000 due to the higher sales volume.

OTI

     Other income increased by $93,000 due to interest received on a note receivable.

     Expenses increased by $240,000 as fiscal 2000 represented OTI's first full year of operations.

     The loss from equity investment in fiscal 2000, related to New Heights, was $1.7 million, compared with a loss in fiscal 1999 of $150,000 and represents OTI's share of New Heights' net loss for the fiscal year resulting from start-up activities at the facility. The New Heights facility began operations in July 1999.

Corporate

     Interest expense increased by $880,000 compared to the prior year resulting primarily from interest on the KTI loan for the entire fiscal year. In addition, interest expense of $71,000 was incurred on the notes that were issued in connection with the purchase of the second equity tranche in Sterling Construction in October 1999.

ITEM 7(A). QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Oakhurst is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Oakhurst's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense in fiscal 2001 by approximately $35,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report.......................................................        31

         Consolidated Balance Sheets: February 28, 2001 and February 29, 2000...............        32

         Consolidated Statements of Operations for the fiscal years ended
           February 28, 2001, February 29, 2000 and February 28, 1999.......................        33

         Consolidated Statements of Stockholders' Deficiency for the fiscal years
           ended February 28, 2001, February 29, 2000 and February 28, 1999.................        34

         Consolidated Statements of Cash Flows for the fiscal years ended
           February 28, 2001, February 29, 2000 and February 28, 1999.......................        35

         Notes to Consolidated Financial Statements.........................................        36

         Schedule II - Valuation and Qualifying Accounts....................................        51

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

        Name                Age at May 1, 2001     Current term expires*    Director since   Class

John D. Abernathy                   63                     1999                  1994           I
Robert M. Davies                    50                     1999                  1996           I
Martin J. Sergi                     43                     1999                  1999           I
Mark Auerbach                       63                     2000                  1991          II
Bernard H. Frank                    80                     2000                  1995          II
Ross Pirasteh                       63                     2000                  1999          II
Joel S. Lever                       49                     1998                  1994         III
Maarten D. Hemsley                  51                     1998                  1998         III
Jack Polak                          88                     2001                  2000         III

*    the director also serves until a successor is elected

Pursuant to the terms of the Unwinding Agreements, Messrs Sergi, Pirasteh and Polak resignations became effective on July 3, 2001.

John D. Abernathy. Mr. Abernathy has been Executive Director of Patton Boggs, L.L.P., a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer, and is also a director of the Company's majority-owned subsidiary, Steel City Products, Inc. ("SCPI"). Mr. Abernathy is a certified public accountant.

Robert M. Davies. Chairman and Chief Executive Officer. Mr. Davies has been the Company's Chairman and Chief Executive Officer since May 1997 and was its President from May 1997 to January 1999. Mr. Davies had previously been a member of Oakhurst's Board from 1991 until 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds, from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of the Company's wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") and of SCPI. Mr. Davies also serves as a director of Maxicare Health Plans, Inc., a health maintenance organization based in California. Mr. Davies is a managing director of Menai Capital, L.L.C., a private equity advisory company, and Managing Director of e3Convergence LLC.

Martin J. Sergi. Mr. Sergi has been a senior executive officer and director of KTI, Inc. ("KTI") since 1985 and most recently served as its President. Upon the completion of the merger between Casella Waste Systems, Inc. ("Casella") and KTI in December 1999, Mr. Sergi was appointed Executive Vice President of Casella. Mr. Sergi is licensed as a certified public accountant in New York. He was elected to Oakhurst's and OTI's Boards of Directors in January 1999.

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

Bernard H. Frank. Mr. Frank has been Executive Vice President of the Company since May 1994 and was its Chief Operating Officer from May 1994 to January 1999. He founded SCPI, of which he has been Chief Executive Officer and a director since 1993, Chairman since 1994 and an executive officer for more than the last five years.

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

Jack Polak. Mr. Polak has been an Investment Counselor for much of his professional career, and has served on the Board of Directors of several public companies. He currently serves as a director of C.C.A. Industries, a publicly held company that manufactures and markets health and beauty products. Mr. Polak was elected to Oakhurst's Board in March 2000 as a nominee of KTI.

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

Terrance W. Allan (48): President, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President in May 2000.

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

     Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended February 28, 2001 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001.

     This report has been prepared by the Audit Committee of the Board of Directors of the Company and addresses the Company's policies with respect to the annual audit performed by an independent auditing firm. The Company adopted a written charter for the Audit Committee during fiscal 2001. The Audit Committee met once during fiscal 2001 to discuss the results of the annual audit.

Members of the Audit Committee:
John Abernathy, Chairman and Independent Director
Mark Auerbach, Independent Director
Martin Sergi

     Fees paid to the Company's independent auditing firm to conduct its annual audit and other professional services were $88,000 and $51,000, respectively for the year ended February 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its largest subsidiary, SCPI.

SUMMARY COMPENSATION TABLE.

     The following table sets forth all compensation for the 2001, 2000 and 1999 fiscal years allocated or paid on or before February 28, 2001 to those who served as the Company's Chief Executive Officer during fiscal 2001 and to the other executive officers of the Company who were serving at the end of the 2001 fiscal year for services rendered in all capacities to the Company and its subsidiaries and whose total annual salary and bonus exceeded $100,000 in fiscal 2001. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.

                                                  Annual Compensation                     Long-term compensation
                                                                                       Securities
                                     Fiscal                           Other Annual     Underlying       All Other
   Name and Principal Position        Year      Salary      Bonus    Compensation*    Options/SARs     Compensation
   ---------------------------       ------     ------      -----    -------------    ------------     ------------
Robert M. Davies(1)(6)                2001     $124,028         --         --                --                --
Chairman & Chief Executive Officer    2000     $120,000         --         --                --                --
                                      1999     $ 70,300         --         --           288,000                --

                                                  Annual Compensation                     Long-term compensation
                                                                                       Securities
                                     Fiscal                           Other Annual     Underlying       All Other
   Name and Principal Position        Year      Salary      Bonus    Compensation*    Options/SARs     Compensation
   ---------------------------       ------     ------      -----    -------------    ------------     ------------
Maarten D. Hemsley(2)(6)              2001     $129,392         --         --                --                --
President, Chief Operating            2000     $125,000         --         --                --                --
Officer & Chief Financial Officer     1999     $ 19,823         --         --           192,000                --

Bernard H. Frank(3)                   2001     $ 50,242    $25,000         --                --           $13,908(4)
Executive Vice President              2000     $110,434    $25,000         --             7,750           $13,908(4)
                                      1999     $110,000    $ 6,250         --                --           $13,908(4)

Terrance W. Allan(5)                  2001     $132,072    $60,515         --                --                --
President - SCPI                      2000     $115,885    $15,000         --             9,750                --
                                      1999     $115,001         --         --                --                --

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

6. Employment agreements for Messrs. Davies and Hemsley include the voluntary deferral of 10% of their salary until such time as the Board of Directors determines the Company has sufficient cash flow to permit the payment. In fiscal 1999, the amount deferred for Mr. Davies was $2,500 and for Mr. Hemsley was $3,600. In each of fiscal years 2000 and 2001 deferred amounts were $6,000 and $8,500 for Mr. Davies and Mr. Hemsley, respectively.

----------

OPTION GRANTS IN THE LAST FISCAL YEAR.

     There were no stock options granted to the individuals named in the Summary Compensation Table, above, during the fiscal year ended February 28, 2001.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

     The following table sets forth certain information based upon the fair market value per share of the Common Stock at February 28, 2001 ($0.75) or the day closest to the Company's February 28, 2001 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at February 28, 2001 and the exercise price of the option shares. During fiscal 2001, there were no option exercises by any of these individuals.


                                  Number of Securities Underlying           Value of Unexercised In-the-Money
                              Unexercised Options at Fiscal Year End           Options at Fiscal Year End
                              --------------------------------------        ---------------------------------
        Name                  Exercisable              Unexercisable        Exercisable         Unexercisable
        ----                  -----------              -------------        -----------         -------------
Robert M. Davies                532,992                       --             $144,000                 --
Maarten D. Hemsley              436,424                       --             $ 96,000                 --
Bernard H. Frank                 72,202                    3,875                   --                 --
Roger M. Barzun                  36,000                       --                   --                 --
Terrance W. Allan                34,207                    4,874                   --                 --

COMPENSATION OF DIRECTORS.

     All non-employee directors receive annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant. Messrs. Pirasteh and Sergi waived their initial option grant under this plan. During fiscal 2001, each non-employee who did not otherwise receive compensation from the Company received an annual director's fee of $12,500 and if he served as chairman of at least one committee of the Board of Directors, an additional annual director's fee of $2,500. All fees are paid quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings.

     See also "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," following, for a description of compensation arrangements during fiscal 2001 between the Company and Messrs. Davies and Hemsley.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Mr. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997. He had previously been a director of the Company from 1991 until 1994. He was compensated at the rate of $5,000 per month under a one-year consulting agreement until June 1998, when he entered into an employment agreement at the same rate. Mr. Davies also receives reimbursement of expenses incurred by him in carrying out his duties and responsibilities. In October 1998, Mr. Davies voluntarily took a 10% salary reduction, which may be paid in the future at the discretion of Oakhurst's Board. In December 1998, Mr. Davies also entered into a two-year employment agreement with OTI which provided for a base salary of $60,000, plus a car allowance. Both the Oakhurst and OTI employment agreements expired on February 28, 2001. The Oakhurst employment agreement continues on a month-to-month basis.

Mr. Hemsley. Mr. Hemsley had been employed by and was a director of Oakhurst or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with Oakhurst through his wholly-owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was elected to the Board of Directors and was appointed President, Chief Operating Officer and Chief Financial Officer of Oakhurst subject to an employment agreement at the same rate of compensation as the Bryanston consulting agreement of $85,000 per annum (of which 10% is deferred under a voluntary salary reduction, which may be paid in the future at the discretion of the Board of Directors). In December 1998, Mr. Hemsley also entered into a two-year employment agreement with OTI which provided for a base salary of $40,000 annually, plus a car allowance. Both the Oakhurst and OTI employment agreements expired on February 28, 2001. The Oakhurst employment agreement continues on a month-to-month basis.

Mr. Frank . In fiscal 1997, in light of SCPI's financial performance, Mr. Frank voluntarily reduced his annual salary by 50%. In February 1998, Mr. Frank's annual base salary was set by agreement at $50,000; he was granted participation in a deferred compensation program commencing March 1, 1998 providing for the payment to him of $5,000 per month for twenty-four months to compensate him for the portion of his salary voluntarily foregone by him; and commencing March 1, 1998, Mr. Frank was made eligible to participate in a bonus program pursuant to which the Compensation Committee of the Board of Directors in its discretion and after reviewing the Company's performance and cash position may grant to him on a quarterly basis a bonus not to exceed $25,000 in the aggregate in any one fiscal year. In fiscal 2001, Mr. Frank was paid $25,000 in respect of this bonus plan.

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

Mr. Allan. SCPI has an employment agreement with Mr. Allan that commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The initial term of the agreement expires on September 30, 2003, and may be extended on a year-to-year basis.

Mr. Barzun. Mr. Barzun is compensated pursuant to a December 1992 employment agreement, as amended, under which he provides general counsel services to the Company on a part-time basis. Under the agreement, Mr. Barzun was entitled to a minimum salary of $56,250; participation in benefit plans made available to other executives; reimbursement of Company-related business expenses; and payment in a lump sum of six months' salary in the event his employment were terminated without cause. In October 1998, in light of the time requirements of the Company, Mr. Barzun agreed to reduce his salary to $25,000 annually. In March 1999, Mr. Barzun received a $5,000 bonus for his efforts in respect of the organization of OTI.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     During fiscal 2001, Mr. Davies was a member of the Compensation Committee of the Company and of SCPI. Mr. Frank serves on the Compensation Committee of SCPI and is a director and officer of SCPI and of the Company.

     The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction.

     In December 1998, KTI purchased approximately 1.7 million shares of Oakhurst's common stock, representing 35% of the common stock outstanding after the purchase, at the market price of $0.50 per share. In conjunction with the private placement of stock, KTI committed under a loan agreement to lend Oakhurst up to $11.5 million (see Notes 1 and 5 to the Consolidated Financial Statements). Funding under the KTI Loan was used principally to enable OTI to finance the Business Plan for New Heights, pursuant to an Investment Agreement between New Heights, OTI and KTI (see Note 13 to the Consolidated Financial Statements). In addition, KTI agreed to provide, directly or through OTI, the funding requirements of the New Heights Business Plan. In December 1998, New Heights appointed KTI to manage its facility, pursuant to an Operating and Maintenance Agreement and OTI entered into a non-exclusive License Agreement for the use of waste rubber recycling technology owned by KTI's subsidiary, KTI Recycling.

     Pursuant to these transactions, in January 1999, KTI nominated two directors, Messrs. Pirasteh and Sergi, to each of the Boards of Directors of Oakhurst and OTI. In March 2000, Mr. Polak was elected to the Board of Directors of Oakhurst as KTI's third nominee under the Investment Agreement between KTI and Oakhurst. Pursuant to the Unwinding Agreements, the resignations of Messrs Pirasteh, Sergi and Polak from the Boards of the Company and OTI became effective on July 3, 2001.

     In October 1999, certain shareholders of Sterling Construction exercised their right to sell a second tranche of equity to OTI, thus increasing OTI's equity ownership from 7% to 12%. The equity purchase was financed through the issuance of notes, of which $559,000 is due to Mr. Davies and Mr. Hemsley. The notes provide for interest payments at the rate of 14% per annum and were payable in April 2001, but have been informally extended pending their proposed restructuring pursuant to the Sterling Transaction.

     See also "Compensation of Directors" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

REPORT ON EXECUTIVE COMPENSATION IN THE 2001 FISCAL YEAR.

     This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended February 28, 2001. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

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

     Chief Executive Officer's Compensation. Compensation was determined to be appropriate by the members of the Committees serving at the time based on the nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer's prior financial and accounting experience in former employment; and the subjective judgement of the members of a reasonable level of compensation.

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

     Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and one of them is a founder of the original business, their salaries in fiscal 2001 were based on the level of their prior salaries and the subjective judgement of the members of the Company's and SCPI's Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

     Bonuses. Bonuses payable to Messrs. Frank and Allan under their employment agreements consist of an Annual Management Bonus and in the case of Mr. Allan, an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation, any LIFO adjustments and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The allocation of the bonus pool is based on Mr. Frank's recommendations to SCPI's Compensation Committee. Mr. Frank's recommendations, in turn, are based on his subjective judgement, formed by over fifty years' experience in the business, of the performance of each officer during the preceding year. Mr. Frank is entitled to a minimum Annual Management Bonus of 15% of salary provided that SCPI has earnings for the year in question. Bonuses paid in fiscal 2001 related to earnings in the prior year.

     The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 2000 and 2001 and accordingly no Annual Executive Bonuses were paid.

     The bonus percentages and amounts contained in the executive's employment agreements are based on the executive's years of service, his perceived importance to the profitability of SCPI and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus and what is fair and reasonable. No bonuses were paid to any other executive officers of the Company during fiscal 2001.

     Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of all outstanding stock option grants is equal to the market price of the Common Stock on the date of grant.

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

                                   ----------

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

                         [OAKHURST COMPANY, INC. GRAPH]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

     This item sets forth certain information regarding ownership of the Company's common stock at May 1, 2001. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of May 1, 2001, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     This table sets forth each person, other than management, known by the Company to own beneficially more than 5% of the outstanding common stock of the Company.


     NAME AND ADDRESS          NUMBER OF SHARES OF
   OF BENEFICIAL OWNER             COMMON  STOCK             PERCENTAGE OF CLASS
KTI, Inc.(1)
700 Boulevard East
Guttenberg, NJ 07093                 1,730,056                        35.0%

Anthony N. Puma(2)
6014 Castle Creek Road
Arlington, TX 76017                    266,667                         5.4%

(1) These shares were purchased at the market value of $0.50 per share in December 1998 as part of a financing transaction between Oakhurst and KTI. In December 1999 KTI merged with Casella Waste Systems, Inc. Pursuant to the Unwinding Agreements these shares were returned to the Company effective July 3, 2001.

(2) These shares were issued as part of the purchase by the Company of Puma Products, Inc. from Mr. Puma in fiscal 1995. In fiscal 1997, the Company sold Puma Products, Inc. back to Mr. Puma.

SECURITY OWNERSHIP OF MANAGEMENT.

     The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11 and by all directors, all such named individuals and all executive officers of the Company as a group


  Name of Beneficial Owner                  Shares of Common Stock        Percentage of Class
John D. Abernathy                                117,162(1)                      2.32%
Mark Auerbach                                    137,162(2)                      2.70%
Robert M. Davies                                 730,492(3)                     13.34%
Bernard H. Frank                                  73,909(4)                      1.47%
Maarten D. Hemsley                               527,812(5)                      9.81%
Joel S. Lever                                    147,981(6)                      2.93%
Ross Pirasteh                                     54,166(7)(11)                  1.08%
Martin J. Sergi                                  174,166(7)(11)                  3.49%
Jack Polak                                        29,166                           *
Roger M. Barzun                                   42,160(8)                        *
Terrance W. Allan                                 34,707(9)                        *
All directors and executive
officers as a group(11 persons)                2,068,883(10)                    31.79%

----------

*    Rounds to less than 1%

1. This number includes shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

2. These shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

3. This number includes 532,992 shares issuable under outstanding stock options that are exercisable at prices ranging from $0.50 to $3.37 per share.

4. This number includes 72,202 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $2.00 per share.

5. This number includes 436,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share.

6. This number includes 100,996 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $3.375 per share.

7. Options for 50,000 shares each were issued to Mr. Pirasteh and Mr. Sergi upon their election to the Oakhurst Board of Directors, one-third of which were immediately exercisable. The options were issued at $0.50 per share.

8. This number includes 36,000 shares issuable under outstanding stock options that are exercisable at prices ranging from $0.88 to $2.00 per share.

9. This number includes 39,081 shares issuable under outstanding stock options that are exercisable at prices ranging from $1.00 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

10. This number includes 1,558,813 shares issuable under outstanding stock options that are exercisable within 60 days of May 1, 2001 at prices ranging from $0.50 to $3.375 per share.

11. Messrs. Pirasteh and Sergi are directors and officers of KTI and Casella (into which KTI merged in December 1999) and stockholders of Casella and therefore under rules of the Securities and Exchange Commission may be deemed to be beneficial owners of the 1,730,056 shares of Oakhurst held by KTI, although each of them disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the Agreements entered into between KTI, Inc. and Oakhurst in December 1998, KTI received the right to appoint directors to the Boards of Oakhurst and its subsidiary, Oakhurst Technology, Inc. Three representatives from KTI were appointed to the Board of Directors of Oakhurst; Messrs. Pirasteh and Sergi in January 1999, and Mr. Polak in March 2000, and two KTI representatives were appointed to the Board of OTI. As a result, KTI representatives form a minority on both Boards. In matters involving a potential conflict of interest, the KTI representatives abstain from voting. Pursuant to the Unwinding Agreements, the resignations of Messrs Pirasteh, Sergi and Polak from the Boards of the Company and OTI became effective on July 3, 2001

     In October 1999, to facilitate in part the second equity purchase of Sterling Construction, Robert Davies, Chairman and CEO of Oakhurst funded $559,000 to the Company and was issued a promissory note in the same amount. Under a Participation Agreement, Maarten Hemsley, President and CFO of the Company funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The notes provide for interest payments at the rate of 14% per annum and were payable in April 2001, but have been informally extended pending their proposed restructuring pursuant to the Sterling Transaction.

Reference is made to information contained under the headings "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation," in Item 11.

----------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   Documents filed as a part of this report.

      1.  Financial Statements:

               Independent Auditors' Report

               Consolidated Balance Sheets: February 28, 2001 and February 29,
                        2000

               Consolidated Statements of Operations for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

               Consolidated Statements of Stockholders' Deficiency for the
                        fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

               Notes to Consolidated Financial Statements

      2.  The following Financial Statement Schedules for the fiscal years ended
                  February 28, 2001, February 29, 2000 and February 28, 1999 are submitted herewith:

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

 3.2              By-laws- as amended through January 13, 1998.

 4.1              Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

 4.2 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

 10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

#10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

 10.7 Loan and Security Agreement; Schedule to Loan and Security Agreement; Secured Promissory Note with FINOVA Capital Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 10.8 Second, and Third Amendments to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated effective June 1, 1997 and October 31, 1997, respectively (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

 10.9 Lease agreement between Regional Industrial Development Corporation and Steel City Products, Inc. dated as of November 11, 1997 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
                  1998).

 10.10 Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A filed on January 5, 1999).

#10.11 Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 10.12 Fourth Amendment to the Loan and Security Agreement between Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 10.13 Investment Agreement among Oakhurst Company, Inc., Oakhurst Technology, Inc. and KTI, Inc. dated as of December 29, 1998 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 10.14 Intercreditor Agreement among Oakhurst Company, Inc., KTI, Inc. and FINOVA Capital Corporation dated December 29, 1998 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 10.15 Stock Purchase and Investment Agreement between Oakhurst Technology, Inc. and Sterling Construction Company dated as of January 19, 1999 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 10.16 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

#10.17            Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.18 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.19 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.20 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

  10.19 Amendment Agreement dated effective May 3, 2000 among Oakhurst Company, Oakhurst Technology and KTI, Inc. (filed as Exhibit
                  10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

  10.20 Sixth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated effective June 30, 2000 (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

  10.21 Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service Co., Inc. (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

  10.22 Seventh Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 1, 2000 (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

  10.23 Eighth Amendment to the Loan and Security Agreement between Oakhurst and FINOVA Capital Corporation, dated October 27, 2000 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

 *10.24 Lease agreement by and between SPEDD, Inc. and Steel City Products, Inc. dated November 21, 2000.

*#10.25           Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000.

 *10.26 Agreements dated July 3, 2001 among Oakhurst Company, Inc., Oakhurst Technology, Inc. Casella Waste Systems, Inc. and KTI, Inc.

  18.1            Letter regarding change in accounting principle

  21 Subsidiaries at February 28, 2001: Steel City Products, Inc. - Delaware Oakhurst Management Corporation - Texas Oakhurst Technology, Inc - Delaware

  99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 2000 (to be filed by amendment)

#Management contract or compensatory plan or arrangement.

*Filed herewith

(b)  Reports on Form 8-K:
     Form 8-K filed with the SEC on December 5, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Oakhurst Company, Inc.

We have audited the accompanying consolidated balance sheets of Oakhurst Company, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
July 6, 2001

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               February 28,     February 29,
                                                                                                   2001             2000
                                                                                               ------------     ------------
                                     ASSETS
Current assets:
     Cash ...........................................................................          $     86           $    152
     Trade accounts receivable, less allowance of $191 and $367, respectively .......             2,592              3,446
     Other receivables ..............................................................                --                244
     Inventories ....................................................................             4,151              6,803
     Other ..........................................................................               151                135
                                                                                               --------           --------
               Total current assets .................................................             6,980             10,780
                                                                                               --------           --------

Property and equipment, at cost .....................................................             1,330              2,322
     Less accumulated depreciation ..................................................              (938)            (1,515)
                                                                                               --------           --------
                                                                                                    392                807
                                                                                               --------           --------
Investments:
     Equity - New Heights ...........................................................             4,170              5,336
     Other ..........................................................................             2,745              2,745
Note receivable - related party .....................................................             1,330              1,330
Excess of cost over net assets acquired, net ........................................               135                156
Other assets ........................................................................                27                279
                                                                                               --------           --------
                                                                                                  8,407              9,846
                                                                                               --------           --------
                                                                                               $ 15,779           $ 21,433
                                                                                               ========           ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable ...............................................................          $  4,407           $  7,259
     Accrued compensation ...........................................................               356                503
     Current maturities of long-term obligations ....................................               877              2,743
     Current maturities of long-term obligations, related parties ...................            12,819                 88
     Accrued interest ($2,927 and $774 due to related party) ........................             3,036                838
     Other accrued expenses .........................................................               317                359
                                                                                               --------           --------
          Total current liabilities .................................................            21,812             11,790
                                                                                               --------           --------

Long-term obligations:
     Long-term debt .................................................................             3,464              3,172
     Long-term debt, related parties ................................................             1,000             10,076
     Other long term obligations ....................................................               169                180
                                                                                               --------           --------
                                                                                                  4,633             13,428
                                                                                               --------           --------
Commitments and contingencies .......................................................                --                 --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         none issued ................................................................                --                 --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
          4,943,018 shares issued ...................................................                49                 49
     Additional paid-in capital .....................................................            47,204             47,204
     Deficit ........................................................................           (57,918)           (51,037)
     Treasury stock, at cost, 207 common shares .....................................                (1)                (1)
                                                                                               --------           --------
          Total stockholders' deficiency ............................................           (10,666)            (3,785)
                                                                                               --------           --------
                                                                                               $ 15,779           $ 21,433
                                                                                               ========           ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           FISCAL YEAR           FISCAL YEAR           FISCAL YEAR
                                                                              ENDED                 ENDED                  ENDED
                                                                           FEBRUARY 28,          FEBRUARY 29,          FEBRUARY 28,
                                                                               2001                 2000                   1999
Sales ...........................................................          $    20,694           $    20,142           $    18,092
Other income ....................................................                  565                   379                   411
                                                                           -----------           -----------           -----------
                                                                                21,259                20,521                18,503
                                                                           -----------           -----------           -----------

Cost of goods sold, including occupancy and buying expenses .....               16,538                16,254                14,755
Operating, selling and administrative expenses ..................                4,433                 4,213                 4,061
Provision for doubtful accounts .................................                   30                    58                    26
Amortization of excess of cost over net assets acquired .........                    6                     6                     6
Interest expense ................................................                2,688                 1,243                   358
                                                                           -----------           -----------           -----------
                                                                                23,695                21,774                19,206
                                                                           -----------           -----------           -----------
Loss from continuing operations before loss on equity
investment and income taxes .....................................               (2,436)               (1,253)                 (703)

Loss from equity investment .....................................               (4,817)               (1,734)                 (150)

Current income tax expense ......................................                  (27)                  (10)                   (8)
                                                                           -----------           -----------           -----------

Loss from continuing operations .................................               (7,280)               (2,997)                 (861)
                                                                           -----------           -----------           -----------

Discontinued operations (See Note 2)
     Loss from operations .......................................                   --                  (428)                 (185)
     Income (loss) on disposal ..................................                  399                (2,028)                   --
                                                                           -----------           -----------           -----------

Net loss ........................................................          $    (6,881)          $    (5,453)          $    (1,046)
                                                                           ===========           ===========           ===========

Basic and diluted net loss per share:
     Continuing operations ......................................          $     (1.47)          $     (0.61)          $     (0.25)
     Discontinued operations ....................................                 0.08                 (0.49)                (0.05)
                                                                           -----------           -----------           -----------
     Net loss per share .........................................          $     (1.39)          $     (1.10)          $     (0.30)
                                                                           ===========           ===========           ===========

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts ..............            4,943,018             4,943,018             4,943,018
                                                                           ===========           ===========           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)



                                                  Common           Additional                             Treasury
                                                  stock         paid-in capital        Deficit             stock            Totals
Balance at February 28, 1998 .................   $     32           $ 46,535           $(44,538)          $     (1)       $  2,028

Net loss .....................................                                           (1,046)                            (1,046)

Employee stock award .........................          *                  6                                                     6

Issuance of common stock, net of expenses ....         17                663                 --                 --             680
                                                 --------           --------           --------           --------        --------

Balance at February 28, 1999 .................         49             47,204            (45,584)                (1)          1,668

Net loss .....................................         --                 --             (5,453)                --          (5,453)
                                                 --------           --------           --------           --------        --------

Balance at February 29, 2000 .................         49             47,204            (51,037)                (1)         (3,785)

Net loss .....................................         --                 --             (6,881)                --          (6,881)
                                                 --------           --------           --------           --------        --------

Balance at February 28, 2001 .................   $     49           $ 47,204           $(57,918)          $     (1)       $(10,666)
                                                 ========           ========           ========           ========        ========


*    rounds to less than one thousand


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                         Fiscal year         Fiscal year         Fiscal year
                                                                            Ended               Ended               Ended
                                                                      February 28, 2001   February 29, 2000    February 28, 1999
                                                                      -----------------   -----------------    -----------------
Cash flows from operating activities:
      Loss from continuing operations ...........................          $(7,280)          $(2,997)              $  (861)
      Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
         Depreciation and amortization ..........................              150               212                   150
         Loss on retirement of assets ...........................               --                --                     4
         Employee stock awards ..................................               --                --                     6
         Loss from equity investment ............................            4,817             1,734                   150
      Other changes in operating assets and liabilities:
         Accounts receivable ....................................              (98)             (279)                  509
         Inventories ............................................              645              (850)                    5
         Accounts payable .......................................             (477)              842                  (265)
         Other ..................................................            2,140               584                     3
                                                                           -------           -------               -------
Net cash (used in) provided by operating activities of:
      Continuing operations .....................................             (103)             (754)                 (299)
      Discontinued operations ...................................             (111)              335                  (168)
                                                                           -------           -------               -------
Net cash used in operating activities ...........................             (214)             (419)                 (467)
                                                                           -------           -------               -------

Cash flows from investing activities:
      Additions to property and equipment .......................              (59)              (71)                 (188)
      Increase in investment ....................................           (3,651)           (7,311)               (3,983)
                                                                           -------           -------               -------
Net cash used in investing activities ...........................           (3,710)           (7,382)               (4,171)
                                                                           -------           -------               -------

Cash flows from financing activities:
      Net borrowings under revolving credit agreement ...........              292               386                   716
      Proceeds from issuance of long term debt ..................            3,742             7,555                 3,540
      Issuance of common stock, net of expenses .................               --                --                   680
      Principal payments on long-term obligations ...............             (156)             (154)                 (104)
      Deferred loan costs .......................................              (20)              (75)                   --
                                                                           -------           -------               -------
Net cash provided by financing activities .......................            3,858             7,712                 4,832
                                                                           -------           -------               -------

Net (decrease) increase in cash .................................              (66)              (89)                  194
Cash at beginning of year .......................................              152               241                    47
                                                                           -------           -------               -------
Cash at end of year .............................................          $    86           $   152               $   241
                                                                           =======           =======               =======
Supplemental disclosures of cash flow information:
      Cash paid during the year for operating activities
      from continuing operations:
      Interest ..................................................          $   470           $   466               $   352
                                                                           =======           =======               =======
      Income taxes, net of refunds received .....................          $     1           $     1               $    10
                                                                           =======           =======               =======
Supplemental disclosure of non-cash financing activities:
      Capital lease obligations for new equipment ...............          $    71           $    --               $   144
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

     In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights Recovery and Power, LLC ("New Heights") (see Note 4). Oakhurst entered into an agreement with KTI, Inc. (a waste-to-energy and recycling company, that merged with Casella Waste Systems, Inc. in December
1999) ("KTI") pursuant to which KTI purchased approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds") and under a loan agreement (the "KTI Loan") KTI committed to lend Oakhurst up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights, which has re-developed an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. In July 2000, OTI's equity interest in New Heights was reduced from 50% to 37.5% with the reduction of 12.5% being acquired by KTI in return for its commitment to make a $3 million direct investment in New Heights.

     OTI's investment in New Heights obligated it to fund capital costs for the first two phases of the project, as well as start-up losses incurred by New Heights. At February 28, 2001, OTI had invested $10.9 million in New Heights, which was funded through by the KTI Loan. OTI's share of losses in New Heights accumulated to $6.7 million as of February 28, 2001.

     Due to the losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights is to be transferred to KTI, (b) the Oakhurst common stock held by KTI is to be transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI are to be released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at February 28, 2001, is to be canceled, with the exception of $1 million, which sum is to be converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company is to issue to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April, 2001 and became effective upon their release from escrow on July 3, 2001. See Note 15.

     In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling

Construction Company ("Sterling"). Sterling is a profitable, privately-held Texas-based pipe laying and road building contractor that is benefiting from significant increases in infrastructure and highway spending in Texas. In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part is due to two officers and directors of Oakhurst. These notes, which became due in April 2001, are to be restructured as part of a transaction (the "Sterling Transaction") further described below, as a result of which Oakhurst is expected to increase its equity position in Sterling from 12% to 80.1%.

     In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal and accounting services to the Company and its subsidiaries.

     At February 28, 2001 the Company had a $10.7 million deficiency in stockholders' equity and its current liabilities exceeded its current assets by approximately $14.8 million. Management believes that the divestiture of the investment in New Heights and the cancellation of the majority of the KTI Loan and accrued interest thereon, as discussed above, together with the continuing operations of Steel City Products, Inc. and the expected new revolving credit facility, as discussed in Note 5, will enable the Company to continue to meet its obligations through fiscal 2002.

Discontinued operations

     During fiscal 2000, the Board of Directors decided to sell Dowling's Fleet Service Co., Inc. ("Dowling's"). In June 2000, Oakhurst entered into an agreement to sell Dowling's through a merger with an importer of radiators. The merger closed on November 29, 2000. Accordingly, results for Dowling's have been presented as discontinued operations in the statement of operations and the statement of cash flows.

Use of Estimates:

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Activities:

     The Company's continuing operations at February 28, 2001 consisted of two businesses. SCPI is a wholesale distributor operating under the trade name Steel City Products. Steel City Products principally sells automotive accessories, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies primarily to supermarket retailers. In the fourth quarter of fiscal 2001, SCPI began the distribution of lawn and garden supplies, primarily in response to customer requests. OTI is principally engaged in investments in the recycling and waste-to-energy business.

Fiscal Year:

     The Company's fiscal year ends on the last day of February.

Inventories:

     The Company's inventories are stated at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

     Depreciation and amortization are computed using the straight-line method. Estimated useful lives used for computing depreciation and amortization are: leasehold improvements, 3-10 years, and office furniture, warehouse equipment and vehicles, 3-10 years. Depreciation expense for continuing operations was approximately $123,000, $115,000 and $101,000 in fiscal 2001, 2000 and 1999, respectively and for discontinued operations was approximately $186,000 and $170,000 in fiscal 2000 and fiscal 1999, respectively.

Investments:

     Oakhurst accounts for investments in affiliated companies with a 20% interest and in which it exerts significant influence on the equity basis of accounting and accordingly, consolidated results of operations include Oakhurst's share of the income or loss of New Heights, from December 1998.

     Oakhurst utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest, does not exert significant influence, and there is no readily determinable market value; accordingly, its investment in Sterling is recorded at cost.

     Management performs a review of investments whenever events or changes in circumstances occur which may indicate that there is other than a temporary decline in the value of the investments. In performing this review, management considers numerous factors including the financial condition and prospects of the investee and the Company's intention and ability with respect to retaining the investment.

Excess of Cost Over Net Assets Acquired:

     The excess of cost over net assets acquired is associated with the acquisition of Oakhurst's subsidiaries and is amortized over 40 years.

     The unamortized carrying value at February 28, 2001 and February 29, 2000 is net of accumulated amortization of approximately $121,000 and $115,000, respectively.

     Oakhurst periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Results of discontinued operations for fiscal 2000 include the write-off of approximately $1.7 million of the excess of cost over net assets acquired related to the acquisition of Dowling's in fiscal 1995.

Equipment Under Capital Leases:

     The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is liquidated over the life of the lease. Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment.

Revenue Recognition:

     Revenue is recognized when all of the following criteria are met:

         -        Persuasive evidence of an arrangement exists

         -        Delivery has occurred or service has been rendered

         -        The seller's price to the buyer is fixed or determinable, and

         -        Collectibility is reasonably assured.

Shipping and Handling Costs:

     Shipping costs are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $815,000, $790,000 and $788,000 during fiscal 2001, 2000 and 1999, respectively. These expenses are primarily related to warehouse personnel and are presented in the financial statements as part of operating, selling and administrative expenses.

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

Earnings Per Share:

     Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At February 28, 2001, February 29, 2000 and February 28, 1999 there were options outstanding to purchase 1,745,457, 1,730,257 and 1,682,357 shares of common stock.

New Accounting Standards:

     In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company has determined that the adoption of SFAS No. 133 on March 1, 2001 did not have a material effect on the financial position or results of operations of the Company.

2.   SALE OF SUBSIDIARY

     In fiscal 2000, Oakhurst's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under the revolving credit agreement. The merger closed on November 29, 2000.

     In fiscal 2000, the Company recorded a loss on disposal of Dowling's of $2.0 million, principally reflecting the write-off of $1.6 million related to the excess of cost over net assets acquired and a $400,000 provision for expected operating losses through the closing date.

     The assets and liabilities of Dowling's included in the consolidated balance sheet at February 29, 2000 consisted of the following:


               Assets:
               Cash                                       $  111
               Trade accounts receivable                     952
               Other receivables                             198
               Inventories                                 2,007
               Other current assets                           28
               Property and equipment, net                   422
               Other assets                                  578
                                                          ------
                    Total assets                          $4,296
                                                          ======

               Liabilities:
               Accounts payable                           $2,375
               Accrued compensation                          128
               Current portion of long-term debt           1,573
               Other current liabilities                     220
                                                          ------
                    Total liabilities                     $4,296
                                                          ======

     The statement of operations for fiscal 2001 reflects a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

3.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):


                                                            February 28, 2001  February 29, 2000

Leasehold improvements ................................          $   337           $   468
Office furniture, warehouse equipment and vehicles ....              993             1,854
                                                                 -------           -------
                                                                   1,330             2,322
Less accumulated depreciation .........................             (938)           (1,515)
                                                                 -------           -------
                                                                 $   392           $   807
                                                                 =======           =======

     Warehouse equipment financed under capital leases amounted to $253,900 and $182,921 at February 28, 2001 and February 29, 2000, respectively and accumulated depreciation related to such leased assets was $138,376 and $82,269.

4.   INVESTMENT IN NEW HEIGHTS

     In December 1998, OTI acquired an initial 50% interest in, and became the managing member of, New Heights in exchange for its commitment to fund through equity investment, up to a minimum of $11.5 million (See Note 5). No accounting recognition was afforded this initial commitment. Based upon the carrying value of the net assets of New Heights accounted for under fresh start accounting, a 50% interest in New Heights would have been valued at approximately $11.2 million at the date of acquisition.

     Summarized financial information is provided herein for New Heights at February 28, 2001 and February 29, 2000 and for the respective fiscal years:


                                                   February 28, 2001      February 29, 2000
                                                   -----------------      -----------------
Current assets ...............................          $ 3,457              $   247
Non-current assets ...........................           40,655               29,783

Current liabilities ..........................          $24,178              $ 1,891
Non-current liabilities ......................               --                2,216
Net equity ...................................           19,934               25,923


                                               Twelve months ended  Twelve months ended
                                                February 28, 2001    February 29, 2000
                                               -------------------  -------------------
Total revenues ...........................          $ 10,563           $    760
Net loss .................................           (12,758)            (3,468)

     At February 28, 2001, the Company had contributed cash of $10.9 million to the New Heights project, which was financed through advances on the KTI Loan and proceeds from the Equity Proceeds. As part of the Unwinding Agreements, effective July 3, 2001, OTI released its remaining interest in New Heights to KTI (See Note 1 and Note 15).

5.   LINE OF CREDIT AND LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):


                                                                                    February 28,      February 29,
                                                                                       2001               2000
                                                                                    ------------      ------------
KTI Loan ..................................................................          $ 13,237           $  9,495
Revolving Credit Agreement, due May 2003 ..................................             3,464              4,655
Sterling Notes, due April 2001 ............................................             1,359              1,359
Capital lease obligations for computer and warehouse equipment, due monthly
through December 2005 .....................................................               161                286
Subordinated loan for leasehold improvements due monthly through October
2003 ......................................................................                55                 74
Dowling's Notes, due quarterly through March 2001 .........................                22                110
Notes payable for vehicle financing, due monthly through June 2003 ........                --                 90
Other .....................................................................                31                190
                                                                                     --------           --------
                                                                                       18,329             16,259
Less current portion ......................................................           (13,696)            (2,831)
                                                                                     --------           --------
                                                                                     $  4,633           $ 13,428
                                                                                     ========           ========

     In December 1998, Oakhurst entered into a Multiple Advance Term Loan Facility (the "KTI loan") with KTI pursuant to which KTI committed to loan up to a minimum of $11.5 million. The KTI Loan bears interest at a fixed rate of 14%, payable quarterly and was due in April 2001. The KTI Loan is subject to an Intercreditor Agreement between KTI and the institutional lender of the Revolver and was secured by a pledge of all the capital stock of OTI, and all of OTI's equity interest in New Heights. Funds drawn by Oakhurst were invested in OTI to facilitate the funding of the New Heights Business Plan and the investment in Sterling. As part of the Unwinding Agreement discussed in Note 1, on July 3, 2001 the KTI Loan was cancelled with the exception of $1 million which is due in 2005.

     In March 1996, Oakhurst and its subsidiaries entered into a revolving credit agreement with an institutional lender (the "Revolver"), secured by accounts receivable, inventory and fixed assets. Over time, the Revolver was amended to provide for the sale or disposition of certain subsidiaries, reduce the maximum credit line and amend certain financial covenants. In July 2000 Oakhurst and SCPI further amended the Revolver with the institutional lender to identify SCPI as the Borrower under the revolving credit line (cross-collateralized by Oakhurst), to provide for a renewal term through May 2003 and to limit the Revolver to a maximum of $4.5 million, subject to a borrowing base. The Revolver carries an interest rate equal to Citibank N.A. base rate plus 2%.

     At February 28, 2001, the borrowing base under the Revolver was approximately $3.7 million. During fiscal 2001, the borrowing base ranged from $3.1 million to $5.3 million, and averaged approximately $4.1 million.

     In July 2001, SCPI signed a commitment letter with a bank to enter into a new two-year revolving line of credit in the amount of $4.5 million, subject to a borrowing base. The new Revolver carries an interest rate equal to prime plus 1%. The lender's commitment is subject to certain terms and conditions.

     The Sterling Notes bear interest at the rate of 14% per annum. These notes are secured by the second equity tranche in Sterling purchased in October 1999 by OTI. Of these notes, $800,000 is repayable to a third party and $559,000 is repayable to two officers and directors of Oakhurst. The Sterling Notes are expected to be restructured during fiscal 2002.

     In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Revolver, in the amount of $98,000 and bearing interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

     The Dowling's Notes were issued in connection with the fiscal 1995 acquisition of Dowling's, bear interest at 6% and provide for repayment in quarterly installments of $22,000 each, together with accrued interest thereon. The notes remained an obligation of Oakhurst upon the disposition of Dowling's and the holders agreed not to accelerate payment.

     The obligations, excluding the cancelled amount of the KTI Loan, mature during each fiscal year as follows:


                  Fiscal
                   2002            $ 1,459
                   2003                 83
                   2004              3,524
                   2005              1,015
                   2006                 11
                                   -------
                                   $ 6,092
                                   =======


6.   FINANCIAL INSTRUMENTS

Financial instruments at February 28, 2001 and February 29, 2000 include the KTI Loan, Revolver, Sterling Note Receivable and the Subordinated Loan. The fair values of these instruments which were estimated by management, based upon the rates available to the Company for instruments of the same maturities approximate the instruments' carrying values.

7.   INCOME TAXES AND DEFERRED TAX ASSET

     At February 28, 2001, SCPI and Oakhurst had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $167 million, which expire in the years 2002 through 2021 and which shelter most income of SCPI, Oakhurst or its subsidiaries from federal income taxes. A change in control of SCPI or Oakhurst exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Oakhurst's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

     Under SFAS No. 109, Oakhurst records as an asset net of a valuation allowance, the estimated future benefit of its net operating tax loss carry-forwards and other tax benefits. At the balance sheet date the deferred tax asset is fully reserved by the valuation allowance.

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

     Income tax expense from continuing operations consists of the following (in thousands):


                                                               Fiscal Year Ended
                                           February 28, 2001   February 29, 2000  February 28, 1999
                                           -----------------   -----------------  -----------------
Current tax expense ...................          $    27           $    10             $     8
Increase in valuation allowance for the
deferred tax asset ....................            2,475             1,019                 202
Deferred tax benefit ..................           (2,475)           (1,019)               (202)
                                                 -------           -------             -------
Income tax expense ....................          $    27           $    10             $     8
                                                 =======           =======             =======

     The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                                                    Fiscal Year Ended
                                                February 28, 2001   February 29, 2000    February 28, 1999
                                                -----------------   -----------------    -----------------
Tax benefit at the U.S. federal statutory
rate .......................................          $(2,475)          $(1,019)             $  (293)
State income tax expense, net of refunds and
federal benefits ...........................               27                10
                                                                                                   8
Increase in deferred tax asset valuation
allowance ..................................            2,475             1,019                  202
Non-deductible costs .......................               --                --                   91
                                                      -------           -------              -------
Income tax expense .........................          $    27           $    10              $     8
                                                      =======           =======              =======

     The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 28, 2001 expire as follows (in thousands):


                           Fiscal
                           ------
                            2002           $  13,000
                            2003              52,000
                            2004              22,000
                            2005              49,000
                            2006              13,000
                            2011               1,000
                            2012               2,000
                            2013               3,000
                          Thereafter          12,000
                                           ---------
                                           $ 167,000
                                           =========

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

     The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of Oakhurst's common stock pursuant to the grant of incentive stock options to employees of Oakhurst and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Oakhurst and its subsidiaries. Subsequently, the number of options available under the plan was increased to 1,150,000 shares. The options generally vest over a four year period and expire ten years from the date of the grant. None of these options has been exercised.

     The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. The plan provides that on every May 1, each non-employee director holding office on such date shall receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignations. None of these options has been exercised.

     In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Omnibus Plan provides for the issuance of 700,000 shares. The options generally vest over a three-year period. None of the options granted under the 1998 Omnibus Plan has been exercised.

     In fiscal 1992, the Board of Directors granted ten-year options to purchase 194,388 shares of Oakhurst's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the exercise price of 49,984 of such options was reduced to $2.00 per share. These options are fully vested and will remain exercisable through January 2002. Each employee's options expire upon such employee's resignation.

     The following tables summarize the activity under the four plans:




                        1998 Omnibus Plan(a)         1994 Omnibus Plan             Director Plan            Fiscal 1992 Grant(b)
                       Shares      Price range     Shares      Price range      Shares     Price range     Shares     Price range
                       -------     -----------     -------     -----------      ------     -----------     -------    -----------
Outstanding at 2/98:                               902,134     $0.88-3.88       57,000     $1.00-3.38      128,573    $2.00-2.75
Granted                600,000      $     0.50                                   9,000     $     0.84
Expired                     --                     (14,350)    $1.00-3.88           --                          --
                       -------                     -------                      ------                     -------
Outstanding at 2/99:   600,000      $     0.50     887,784     $0.88-3.88       66,000     $0.84-3.38      128,573    $2.00-2.75
Granted                 41,000      $     1.00                                   9,000     $     0.84
Expired                     --                      (2,100)    $3.38-3.88           --                          --
                       -------                     -------                      ------                     -------
Outstanding at 2/00:   641,000      $0.50-1.00     885,684     $0.88-3.88       75,000     $0.84-3.38      128,573    $2.00-2.75
Granted                                             13,500     $     1.07       18,000     $     1.06
Expired                     --                     (16,300)    $0.88-3.88           --                          --
                       -------                     -------                      ------                     -------
Outstanding at 2/01:   641,000      $0.50-1.00     882,884     $0.88-3.88       93,000     $0.84-3.38      128,573    $2.00-2.75
                       =======                     =======                      ======                     =======

(a) Of the 600,000 options issued in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The 41,000 options issued in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

(b) In December 1998 the options issued under the Fiscal 1992 grant were extended for three years and one month beyond the date of the KTI closing, which was December 1998.

     The following table summarizes information about stock options outstanding and exercisable at February 28, 2001:


                                                Options outstanding                                 Options exercisable

                                                  Weighted average       Weighted average                       Weighted average
 Range of exercise price per     Number of     remaining contractual    exercise price per      Number of      exercise price per
          share                   shares           life (years)               share             per share            share
     $0.88 - $3.88               882,884               5.19                  $ 1.49               860,009           $   1.49
     $0.50 - $1.00               641,000               7.85                  $ 0.53               410,250           $   0.51
     $0.84 - $3.38                93,000               5.72                  $ 1.73                93,000           $   1.73
     $2.00 - $2.75               128,573               0.92                  $ 2.58               128,573           $   2.58
                               ---------                                                        ---------
                               1,745,457                                     $ 1.24             1,491,832           $   1.34
                               =========                                                        =========

     At February 29, 2000, 1,484,257 options were exercisable at a weighted average exercise price of $1.35 per share.

     As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. The net loss during fiscal 2001, 2000 and 1999 would have increased by $112,000, $35,000 and $306,000 or $0.02,
$0.01 and $0.09 per share, respectively, had the Company used the fair value method to determine compensation costs instead of the intrinsic value method. The fair value per share of the options granted during fiscal 2001, 2000 and 1999 was $0.27, $0.84 and $0.50, respectively. The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:


                                           2001            2000            1999
                                           ----            ----            ----
Risk free interest rate                    6.00%           6.00%           6.00%
Expected volatility                        79.0%           78.0%           93.0%
Expected life of option                   9 years       10.00 years     10.00 years
Expected dividends                         none            none            none

9.   EMPLOYEE PENSION PLAN

     Oakhurst and its subsidiaries maintain a profit-sharing plan (the "Plan") covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. Total plan related expense was approximately $19,000, $20,000 and $33,200 in fiscal 2001, 2000 and 1999, respectively.

10.  OPERATING LEASES

     In December 1997, SCPI entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by SCPI of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, SCPI entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one additional renewal option. Oakhurst and OTI operate from office space with one-year rental agreements.

     Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):


Fiscal
2002 ................................   $  377
2003 ................................      348
2004 ................................      162
2005 ................................      173
2006 ................................      183
Thereafter ..........................      353
                                        ------
Total future minimum rental
 payments ...........................   $1,596
                                        ======

     Total rent expense for all operating leases amounted to approximately $273,000, $253,000 and $253,000 for continuing operations in fiscal 2001, 2000 and 1999, respectively, and $342,000 and $389,000 for discontinued operations in fiscal 2000 and 1999, respectively.

11.  SEGMENT INFORMATION

     The Company has historically operated as a wholesale distributor of automotive aftermarket accessories. Its largest subsidiary, SCPI, continues as one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the fourth quarter of fiscal 2001, expanded its product offerings to include lawn and garden products. SCPI's customer base of discount retail chains, hardware, drug and supermarket retailers is essentially the same for all product lines carried. SCPI operates in three segments, SCPI Auto, SCPI Pet and SCPI Lawn. In addition to SCPI, until fiscal 2000 the Company operated Dowling's, a wholesale distributor of automotive radiators and related products serving the Northeast. The transaction to sell Dowling's closed on November 29, 2000 and results for Dowling's have been presented in the tables below as discontinued operations. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. The Company's operations are organized into the five operating segments included in the following table (in thousands):



            Fiscal 2001                 SCPI           SCPI          SCPI                                              Consolidated
             Segments                   Auto           Pet           Lawn        Dowling's       OTI        Corporate      Total
                                      --------       --------      --------      ---------     --------     ---------  ------------
Net sales                             $ 17,653       $  2,642      $    399                                             $ 20,694
                                      ========       ========      ========                                             ========
Operating profit (loss)               $    619       $    355      $     44                    $   (262)    $   (504)   $    252
Interest expense                                                                                                        $  2,688
                                                                                                                        --------
Loss before equity investment and
income taxes                                                                                                            $ (2,436)
Net loss in equity affiliate                                                                   $ (4,817)                $ (4,817)
Loss from continuing operations                                                                                         $ (7,280)
Income from disposal of
discontinued business segment                                                   $    399                                $    399
                                                                                                                        --------
Net loss                                                                                                                $ (6,881)
                                                                                                                        ========
Depreciation and amortization         $    118                                                 $      1     $     31    $    150

Segment assets                        $  6,516       $    307      $    467                    $  8,302     $    187    $ 15,779
Net investment in equity affiliate                                                             $  4,170                 $  4,170
Capital expenditures                  $    126                                                              $      4    $    130




            Fiscal 2000                 SCPI           SCPI          SCPI                                              Consolidated
             Segments                   Auto           Pet           Lawn        Dowling's       OTI        Corporate      Total
                                      --------       --------      --------      ---------     --------     ---------  ------------
Net sales                             $ 17,871       $  2,271                                                           $ 20,142
                                      ========       ========                                                           ========
Operating profit (loss)               $    521       $    321                                  $   (192)    $   (660)   $    (10)
Interest expense                                                                                                        $  1,243
                                                                                                                        --------
Loss before equity investment and
income taxes                                                                                                            $ (1,253)
Net loss in equity affiliate                                                                   $ (1,734)                $ (1,734)
Loss from continuing operations                                                                                         $ (2,997)
Loss from discontinued operations                                               $   (428)                               $   (428)
Loss from disposal of discontinued
business segment                                                                $ (2,028)                               $ (2,028)
                                                                                                                        --------
Net loss                                                                                                                $ (5,453)
                                                                                                                        ========
Depreciation and amortization         $    109                                                 $      1     $    102    $    212
Segment assets                        $  7,451       $    306                   $  3,986       $  9,447     $    243    $ 21,433
Investment in equity affiliate                                                                 $  5,336                 $  5,336
Capital expenditures                  $     69                                                 $      2                 $     71



            Fiscal 1999                 SCPI           SCPI          SCPI                                              Consolidated
             Segments                   Auto           Pet           Lawn        Dowling's       OTI        Corporate      Total
                                      --------       --------      --------      ---------     --------     ---------  ------------
Net sales                             $ 16,107       $  1,985                                                           $ 18,092
                                      ========       ========                                                           ========
Operating profit (loss)               $     82       $    285                                  $    (46)    $   (666)   $   (345)
Interest expense                                                                                                        $   (358)
                                                                                                                        --------
Loss before equity investment and
income taxes                                                                                                            $   (703)
Net loss in equity affiliate                                                                   $   (150)                $   (150)
Loss from continuing operations                                                                                         $   (861)
Loss from discontinued operations                                               $   (185)                               $   (185)
Net loss                                                                                                                $ (1,046)
                                                                                                                        ========
Depreciation and amortization         $     92                                                 $      1     $     57    $    150
Segment assets                        $  6,408       $    221                   $  4,083       $  3,968     $  2,196    $ 16,876
Investment in equity affiliate                                                                 $  1,125                 $  1,125
Capital expenditures                  $    321                                                 $      3     $      8    $    332

     Following the discontinuance of the Dowling's segment, sales attributable to SCPI represent 100% of Oakhurst's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):


                        Fiscal year ended                   Fiscal year ended               Fiscal year ended
                        February 28, 2001                   February 29, 2000               February 28, 1999
                        -----------------                   -----------------               -----------------
                      Sales          % of sales        Sales           % of sales       Sales          % of sales
Ames                 $3,746              18%          $3,144              16%          $1,955              11%
Kroger               $2,057              10%          $2,037              10%          $1,745               9%
Giant Eagle          $2,055              10%          $1,523               8%          $1,123               6%

12.  COMMITMENTS AND CONTINGENCIES

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

     In December 1998, Oakhurst entered into employment agreements with two senior executives of Oakhurst that provide for certain termination rights in the event that the executive's employment were to be terminated by Oakhurst without cause. The employment agreements expired in February 2001, but have been extended on a month-to-month basis. Also in December 1998, OTI entered into employment agreements with the same senior executives that provided for certain termination rights in the event that the executive's employment were to be terminated by OTI without cause. The OTI employment agreements, which expired in February 2001, were not extended.

13.  MINORITY INTEREST

     Under the fiscal 1992 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to Oakhurst (or cancel) such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain Oakhurst's aggregate stock ownership of SCPI at 90%. Revaluations of SCPI required subsequent to fiscal 1994 have not been completed.

     During fiscal 1993, the cumulative dividends on SCPI's Series A Preferred Stock exceeded SCPI's net income for that year, thus creating a loss attributable to SCPI's common stockholders in excess of the minority interest, and accordingly, Oakhurst reduced to zero the minority interest related to SCPI. At such time as SCPI's cumulative net income attributable to common stockholders from the effective date of the merger exceeds the cumulative Series A Preferred Stock dividends in arrears, Oakhurst will again reflect the appropriate minority interest liability.

14.  RELATED PARTY TRANSACTIONS

     Two of the Company's senior executives and directors are principals of a private equity advisory firm that introduced to OTI the investment in Sterling. Upon making the investment, OTI paid the advisory firm a customary introduction fee of $40,000 and granted the advisory firm a participation in any gain on the eventual sale of the investment, in both cases at the same rates as paid or granted by other investors in the transaction. A $20,000 introduction fee and related equity interest was due in respect of the second equity tranche acquired by OTI in October 1999, but such introduction fee has not yet been paid.

     As part of OTI's investment in Sterling, OTI acquired $1.33 million of Sterling's convertible subordinated notes. The note receivable bears interest at the rate of 8%, payable quarterly, and is due in its entirety on December 31, 2005. The note is convertible into shares of common stock of Sterling, at any time at the option of OTI.

15.  SUBSEQUENT EVENTS

     As discussed in Note 1, in April 2001 the Company entered into Unwinding Agreements with Casella and KTI which were finalized in July 2001. The Unwinding Agreements provide for the transfer to KTI of OTI's equity interest in New Heights in return for the Oakhurst common stock held by KTI, cancellation of the KTI Loan and accrued interest thereon, except for $1 million, and the issuance to KTI of Oakhurst warrants.

     The summary unaudited pro forma financial information for fiscal 2001 as if the Unwinding Agreements had been executed as of the beginning of fiscal 2000 is as follows (in thousands, except per share data):



                                                                 February 28, 2001
Current assets                                                        $ 6,980
Property and equipment, net of accumulated depreciation                   392
Investments, at cost                                                    2,745
Note receivable                                                         1,330
Other assets                                                              162
                                                                      -------
Total assets                                                          $11,609
                                                                      =======

Accounts payable                                                      $ 4,407
Accrued expenses                                                          583
Accrued interest                                                          109
Current maturities of long-term obligations                               877
Current maturities of long-term obligations, related parties              582
                                                                      -------
Total current liabilities                                               6,558

Long-term debt                                                          4,464
Other long-term obligations                                               169
Stockholders' equity                                                      417
                                                                      -------
                                                                      $11,609
                                                                      =======



                                                                         Fiscal Year Ended
                                                                     -------------------------
                                                                   February 28, 2001  February 29, 2000
Total revenues                                                       $ 21,259              $ 20,521
                                                                     ========              ========
Cost of goods sold, including buying and occupancy expenses            16,538                16,254
Operating, selling and administrative expenses                          4,381                 4,277
Interest expense                                                          627                   430
                                                                     --------              --------
Loss from continuing operations before income taxes                      (287)                 (440)
Current income tax expense                                                 27                    10
                                                                     --------              --------
Loss from continuing operations                                          (314)                 (450)

Net loss per share from continuing operations                        $  (0.06)             $  (0.09)

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements been completed as of the above dates, nor is it indicative of future financial position or results of operations.

     During May 2001, Oakhurst extended an offer to increase its investment in Sterling from 12% to 80.1% (the "Sterling Transactions"). Oakhurst plans to complete the Sterling Transaction in July 2001. Consideration for the increase in ownership of Sterling is to consist of approximately 1,125,000 shares of Oakhurst common stock, $9.9 million in cash, and approximately $2.4 million in four year Oakhurst subordinated zero coupon notes (with a maturity value of approximately $3.8 million). Funding for the cash portion of the Sterling Transaction will be provided principally by borrowings by Sterling under its bank revolving credit agreement and other notes, and by the sale by Oakhurst of approximately 605,000 shares of its common stock and approximately $2.6 million of its subordinated zero coupon notes (with a maturity value of approximately $4.1 million). Oakhurst will also issue, to the existing shareholders of Sterling, warrants for approximately 304,000 shares of its common stock at an exercise price of $1.50 per share, and to the purchaser of its common stock and zero-coupon notes, warrants for approximately 323,000 shares of its common stock, also at an exercise price of $1.50. Under the Sterling Transaction, the notes issued in October 1999 to purchase the second tranche of equity in Sterling are to be restructured. The restructuring will include the issuance of 123,000 warrants to one note holder. The Sterling Transaction also is to include a "Put" whereby the holders of the remaining 19.9% of Sterling shares would be able to require Oakhurst to acquire those shares three years after the Sterling Transaction is closed. Closing of the Sterling Transaction is subject to the completion of various documents among the parties and the refinancing of SCPI's revolving line of credit with a new institutional lender.

16.      QUARTERLY FINANCIAL INFORMATION
         (UNAUDITED)
         (Dollar amounts in thousands, except per share data)


Fiscal 2001 quarter ended                 May 31            August 31        November 30(a)    February 28(b)          Total
Sales                                    $  5,745           $  5,285           $  4,631           $  5,033           $ 20,694
Gross profit                                1,243              1,047                892                974              4,156
Loss from continuing operations            (1,110)            (1,047)            (1,865)            (3,258)            (7,280)
Net loss                                 $ (1,110)          $ (1,047)          $ (1,466)          $ (3,258)          $ (6,881)

Per share:
     Continuing operations               $  (0.22)          $  (0.21)          $  (0.38)          $  (0.66)          $  (1.47)
     Net loss                            $  (0.22)          $  (0.21)          $  (0.30)          $  (0.66)          $  (1.39)


Fiscal 2000 quarter ended                 May 31            August 31        November 30       February 29(c)          Total
Sales                                    $  5,625           $  5,328           $  4,695           $  4,494           $ 20,142
Gross profit                                1,169                955                887                877              3,888
Loss from continuing operations              (344)              (609)            (1,083)              (961)            (2,997)
Net loss                                 $   (553)          $   (571)          $ (1,303)          $ (3,026)          $ (5,453)

Per share:
     Continuing operations               $  (0.07)          $  (0.12)          $  (0.22)          $  (0.20)          $  (0.61)
     Net loss                            $  (0.11)          $  (0.11)          $  (0.26)          $  (0.62)          $  (1.10)

(a)  as restated in amended quarterly filing

(b) the fourth quarter fiscal 2001 loss from continuing operations includes $2.4 million loss from equity investment

(c) the fourth quarter fiscal 2000 net loss includes a loss upon disposal of $2.0 million relating to Dowling's

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OAKHURST COMPANY, INC.


Dated: July 6, 2001                 By:  /s/ Robert M. Davies
                                       -------------------------
                                       Robert M. Davies
                                       (duly authorized officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                  TITLES                  DATE
----------                                  ------                  ----
/s/ Robert M. Davies               Chairman of the Board         July 6, 2001
----------------------             Chief Executive Officer
Robert M. Davies                   Director (principal
                                   executive officer)


/s/ Maarten D. Hemsley             Chief Financial Officer       July 6, 2001
----------------------             (principal financial and
Maarten D. Hemsley                 accounting officer)
                                   Director

/s/ John D. Abernathy              Director                      July 6, 2001
----------------------
John D. Abernathy


/s/ Mark Auerbach                  Director                      July 6, 2001
----------------------
Mark Auerbach


/s/ Bernard H. Frank               Director                      July 6, 2001
----------------------
Bernard H. Frank


/s/ Joel S. Lever                  Director                      July 6, 2001
----------------------
Joel S. Lever

                                                                     SCHEDULE II

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


      Column A            Column B                     Column C                      Column D           Column E
                         Balance at                          Charges to other
                        beginning of      Charged to costs      accounts -         Deductions -      Balance at end
    Description            period           and expenses         describe          describe(A)          of period
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
February 28, 2001          $367                  30                137(B)              69                $191
February 29, 2000          $388                 136                 --                157                $367
February 28, 1999          $461                 101                 --                174                $388

(A)  Amounts were deemed uncollectible

(B)  Relates to the disposal of Dowling's

                                 EXHIBIT INDEX

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

 3.2              By-laws- as amended through January 13, 1998.

 4.1              Agreement and Plan of Merger dated as of May 20, 1991 (see
                  Exhibit 2, above).

 4.2              Certificate of Designations of Series A Junior Participating
                  Preferred Stock dated as of February 10, 1998 (filed as
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).


 10.5             The 1994 Omnibus Stock Plan with form of option agreement
                  (filed as Exhibit 10.13 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1995).

#10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1995).

 10.7             Loan and Security Agreement; Schedule to Loan and Security
                  Agreement; Secured Promissory Note with FINOVA Capital
                  Corporation all dated March 28, 1996 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996).

 10.8             Second, and Third Amendments to the Loan and Security
                  Agreement between Oakhurst and its subsidiaries and FINOVA
                  Capital Corporation, dated effective June 1, 1997 and October
                  31, 1997, respectively (filed as Exhibit 10.18 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1998).

 10.9             Lease agreement between Regional Industrial Development
                  Corporation and Steel City Products, Inc. dated as of November
                  11, 1997 (filed as Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended February 28,
                  1998).

 10.10            Rights Agreement, dated as of December 29, 1998 between
                  Oakhurst Company, Inc. and American Stock Transfer and Trust
                  Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Filed as Exhibit 99.1 to the Company's Registration Statement on Form
                  8-A filed on January 5, 1999).

#10.11            Amendment to the 1994 Omnibus Stock Plan, amended as of
                  December 18, 1998 (filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1999).

 10.12            Fourth Amendment to the Loan and Security Agreement between
                  Oakhurst and its subsidiaries and FINOVA Capital Corporation, dated as of December 29, 1998 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1999).

 10.13            Investment Agreement among Oakhurst Company, Inc., Oakhurst
                  Technology, Inc. and KTI, Inc. dated as of December 29, 1998
                  (filed as Exhibit 10.23 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

 10.14            Intercreditor Agreement among Oakhurst Company, Inc., KTI,
                  Inc. and FINOVA Capital Corporation dated December 29, 1998
                  (filed as Exhibit 10.24 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

 10.15            Stock Purchase and Investment Agreement between Oakhurst
                  Technology, Inc. and Sterling Construction Company dated as of
                  January 19, 1999 (filed as Exhibit 10.25 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1999).

 10.16 Note Purchase Agreement between Sterling Construction Company and Oakhurst Technology, Inc. dated as of January 19, 1999
                  (filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1999).

#10.17            Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.18           Employment agreement between Oakhurst Technology, Inc. and
                  Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.19           Employment agreement between Oakhurst Company, Inc. and
                  Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

 #10.20           Employment agreement between Oakhurst Technology, Inc. and
                  Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

  10.19           Amendment Agreement dated effective May 3, 2000 among Oakhurst
                  Company, Oakhurst Technology and KTI, Inc. (filed as Exhibit
                  10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

  10.20           Sixth Amendment to the Loan and Security Agreement between
                  Oakhurst and FINOVA Capital Corporation, dated effective June
                  30, 2000 (filed as Exhibit 10.32 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended August 31, 2000).

  10.21           Merger Agreement dated June 30, 2000 between Oakhurst Company,
                  A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's
                  Fleet Service Co., Inc. (filed as Exhibit 10.33 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  August 31, 2000).

  10.22           Seventh Amendment to the Loan and Security Agreement between
                  Oakhurst and FINOVA Capital Corporation, dated October 1, 2000
                  (filed as Exhibit 10.34 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended November 30, 2000).

  10.23           Eighth Amendment to the Loan and Security Agreement between
                  Oakhurst and FINOVA Capital Corporation, dated October 27,
                  2000 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

 *10.24           Lease agreement by and between SPEDD, Inc. and Steel City
                  Products, Inc. dated November 21, 2000.

*#10.25           Employment Agreement with Terrance W. Allan dated as of May 1,
                  2000.

 *10.26           Agreements dated July 3, 2001 among Oakhurst Company, Inc.,
                  Oakhurst Technology, Inc. Casella Waste Systems, Inc. and KTI,
                  Inc.

  18.1            Letter regarding change in accounting principle

  21              Subsidiaries at February 28, 2001: Steel City Products, Inc. -
                  Delaware Oakhurst Management Corporation - Texas Oakhurst
                  Technology, Inc - Delaware

 99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 2000 (to be filed by amendment)

#Management contract or compensatory plan or arrangement.

*Filed herewith

(b)  Reports on Form 8-K:
     Form 8-K filed with the SEC on December 5, 2000