Form 10-K405/A
period 2000-02-29
OAKHURST CO INC
filed 2001-08-10
CIK 874238

                               AMENDED FORM 10-K/A

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

For the transition period from _________________ to ____________________

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

           Securities registered pursuant to section 12(g) of the Act:

                                                        Name of each exchange
          Title of each class                            on which registered
          -------------------                           ---------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                         NONE
   PREFERRED SHARES PURCHASE RIGHTS                             NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

         The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is re-developing an existing waste tire recycling facility in Ford Heights, Illinois into a fully- integrated recycling and waste-to-energy facility.

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

         Following the discontinuance of the Dowling's Fleet Service segment, sales attributable to SCPI represent 100% of Oakhurst's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                            Fiscal Year Ended          Fiscal Year Ended          Fiscal Year Ended
                            February 29, 2000          February 28, 1999          February 28, 1998
                          ---------------------      ---------------------      ---------------------
                                           % of                      % of                       % of
                           Sales          Sales       Sales         Sales        Sales         Sales
                          -------        -------     -------       -------      -------       -------
         Ames             $ 3,144            16%     $ 1,955           11%      $ 2,178           12%
         Kroger           $ 2,037            10%     $ 1,745            9%      $ 1,263            7%

         In fiscal 2000, Ames acquired additional stores through a merger. The increase in revenues at SCPI due to the additional locations aggregated approximately $1.2 million.. Although SCPI's two largest customers account for approximately one-quarter of its total revenues, management has no reason to believe that its business with either of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them. However, in the event that either of these customers ceased doing business with SCPI, the resulting reduction in revenues could significantly impact profitability, unless a replacement customer were identified.

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

         The following table sets forth the high and low bid prices by fiscal quarter for Oakhurst's common stock for fiscal years 2000 and 1999.

                                         Fiscal 2000                       Fiscal 1999
                               Quarterly High   Quarterly Low    Quarterly High   Quarterly Low
         Quarter 1              $       1.63     $       0.88     $       1.13     $       0.75
         Quarter 2              $       1.56     $       0.94     $       0.97     $       0.44
         Quarter 3              $       1.31     $       1.03     $       0.50     $       0.44
         Quarter 4              $       1.44     $       1.19     $       2.13     $       0.45

         There were approximately 3,600 holders of record of Oakhurst's common stock on May 1, 2000.

         No cash dividends were declared or paid in fiscal 2000, 1999 or 1998. The Company does not anticipate the declaration of cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and other data of Oakhurst Company, Inc. and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows and with the Consolidated Financial Statements and related Notes.

                                                FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,
                                                    2000           1999 (a)       1998 (a)(b)      1997 (a)(c)        1996 (a)
                                                ------------     ------------     ------------     ------------     ------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Sales ......................................    $     20,142     $     18,092     $     17,879     $     27,335     $     35,783
                                                ============     ============     ============     ============     ============

(Loss) income  from continuing operations
     before income taxes ...................    $     (2,987)    $       (853)    $        651     $     (5,797)    $     (1,842)

Current income tax (expense) benefit .......             (10)              (8)              (3)               5              128
Deferred income tax expense (d) ............              --               --           (1,000)          (3,086)          (2,000)
                                                ------------     ------------     ------------     ------------     ------------

Loss from continuing operations ............          (2,997)            (861)            (352)          (8,878)          (3,714)

(Loss) income from discontinued
     operations (a)(e) .....................          (2,456)            (185)             (63)              21             (313)
                                                ------------     ------------     ------------     ------------     ------------

Net loss ...................................    $     (5,453)    $     (1,046)    $       (415)    $     (8,857)    $     (4,027)
                                                ============     ============     ============     ============     ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations ............    $      (0.61)    $      (0.25)    $      (0.11)    $      (2.77)    $      (1.16)
(Loss) income from discontinued
     operations (e) ........................           (0.49)           (0.05)           (0.02)              --            (0.10)
                                                ------------     ------------     ------------     ------------     ------------
Net loss ...................................    $      (1.10)    $      (0.30)    $      (0.13)    $      (2.77)    $      (1.26)
                                                ============     ============     ============     ============     ============

BALANCE SHEET STATISTICS:
Total assets ...............................    $     21,433     $     16,876     $     14,316     $     16,199     $     26,505
Long-term obligations ......................    $     13,428     $      8,254     $      4,318     $      5,716     $      7,569
Book value per share of common stock .......    $      (0.77)    $       0.34     $       0.63     $       0.76     $       3.53

(a) In fiscal 2000, the decision was made to dispose of Dowling's and in June 2000 the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators. Results for fiscal 2000 reflect a loss on the disposal of $2.0 million, which relates primarily to the write-off of goodwill, together with an operating loss of $400,000. Results for Dowling's have been presented as discontinued operations for all periods presented.

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

(e)      In fiscal 1991, SCPI sold its Retail Division to RAC as discussed in
         Note 8 to the Consolidated Financial Statements. SCPI remained contingently liable for most mortgage debt and for many lease obligations of the Retail Division following the sale. RAC was forced into bankruptcy in March 1991. RAC's Reorganization Plan (the "RAC Plan") contained provisions for releases in favor of SCPI together with an injunction against further actions by contingent creditors against SCPI. Accordingly, SCPI was released from further liability except for payment of the Creditor Notes.

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

         In fiscal 2000, Oakhurst reported four operating segments, SCPI Auto, SCPI Pet, Dowling's (an operation discontinued during fiscal 2000) and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories and non-food pet supplies to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI, formed in December 1998, holds investments principally in the recycling and waste-to-energy business and as such, does not generate revenues. OTI's investment in New Heights is recorded under the equity method of accounting, and thus is presented as non-operating income or loss. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products; thus the results for Dowling's have been presented as discontinued operations. Each segment is managed by its own decision makers who assess the operations of the segment based on seasonal trends, market competition and growth potential. The allocation of financial resources is determined by the President and Chief Operating Officer, Maarten Hemsley, who reviews the operating profitability and working capital needs of each segment to determine the allocation of resources.

SALE OF SUBSIDIARY

         In fiscal 2000, the decision was made to dispose of Dowling's and in June 2000, Oakhurst entered into an agreement to sell Dowling's, a wholesale distributor of automotive radiators and related parts, through a merger with an importer of radiators, for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement (see Note 5 to the Consolidated Financial Statements). The Company recorded a loss on the disposal of Dowling's of approximately $2.0 million, of which $1.7 million related to the write-off of the excess of cost over net assets acquired associated with the acquisition of Dowling's in fiscal 1995 and $300,000 resulted from expected operating losses from March 1, 2000 through the anticipated merger closing date.

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

CASH FLOWS

         Net cash used by operating activities for the fiscal years ended February 29, 2000 and February 28, 1999 was $419,000 and $467,000, respectively. The improvement was due in part to the increase in working capital components, principally reflected by an increase in vendor credit. In fiscal 2000, cash was generated by the discontinued operations of Dowling's, due to increases in vendor payables, while in fiscal 1999, Dowling's used $168,000 to fund its operations. Net cash used by operating activities improved from fiscal 1998 to fiscal 1999 by approximately $400,000.

         For fiscal 2000 and fiscal 1999, net cash used in investing activities was $7.3 million and $4.2 million, due to additional investments in New Heights and Sterling. In fiscal 1998, net cash of $2.4 million was provided by investing activities due to the sale of the warehouse owned by SCPI.

         For fiscal 2000 and fiscal 1999, the Company's financing activities provided cash of $7.7 million and $4.8 million, respectively, principally from the issuance of long-term debt of $7.6 million and $3.5 million, respectively, principally to fund the Company's investments in New Heights and Sterling. In addition, the Company issued common stock in fiscal 1999 raising $680,000 towards the New Heights investment. There was an increase in borrowings under the revolving credit agreement of $386,000 and $716,000 in fiscal 2000 and fiscal 1999, respectively. In fiscal 1998, financing activities used approximately $1.5 million in cash, as the mortgage which secured the SCPI warehouse was paid upon the sale of the building.

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

Dowling's

         There was a loss from discontinued operations of approximately $400,000, representing the loss incurred by Dowling's in the current year, compared with losses at Dowling's in the prior year of $185,000. The loss was due to reduced sales as customers have begun to purchase product directly from the manufacturers, combined with fewer radiator failures industry-wide and to increased competition.

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

FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 1998

Automotive Segment

         Sales of automotive accessories decreased by $376,000 in fiscal 1999 compared with the prior year, primarily as a result of downsizing and competitive pressures faced by certain of SCPI's customers. Although sales to existing automotive customers decreased by approximately $700,000, sales to new customers totaled $324,000.

         Other income related to SCPI's annual auto show increased in fiscal 1999 by $33,000.

         Gross profits were $2.7 million, a decrease of $375,000, due to the lower sales volume, decreased margins and an increase in buying and occupancy expenses. The decrease in gross margin was largely attributable to several sales promotions during the second quarter of fiscal 1999. The increase in buying anc occupancy expenses resulted from costs related to operating from leased facilities throughout fiscal 1999, while in the prior year operations were conducted from an owned warehouse that was sold in December 1997.

         Operating profit related to the automotive segment was $82,000, an increase of $21,000 compared with the prior year, due to lower officer and administrative salaries.

Pet Segment

         Sales of non-food pet products were approximately $2.0 million in fiscal 1999, an increase of $589,000 compared with the prior year. Sales of pet supplies began in the second quarter of fiscal 1997.

         Gross profits were $616,000, an increase of $168,000, or 12%, due to the increased sales volume.

         The pet segment recorded an operating profit of $285,000, an increase of $83,000 compared with the prior year, primarily as a result of the higher sales.

OTI

         Expenses at OTI were $46,000, primarily related to salary and administrative costs. OTI was formed in December 1998.

         There was a loss from affiliates of approximately $150,000 related to OTI's equity investment in New Heights, which represents OTI's share of New Heights' net loss for the period from December 1998 to February 1999, resulting from start-up activities at the facility.

Corporate

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

Dowling's

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

                                     AGE AT MAY            CURRENT TERM              DIRECTOR
         NAME                         1, 2000                EXPIRES*                 SINCE          CLASS
         ----                        ----------            ------------              --------        -----
John D. Abernathy                        62                    1999                    1994           I
Robert M. Davies                         49                    1999                    1996           I
Martin J. Sergi                          42                    1999                    1999           I
Mark Auerbach                            62                    2000                    1991           II
Bernard H. Frank                         79                    2000                    1995           II
Ross Pirasteh                            62                    2000                    1999           II
Joel S. Lever                            48                    1998                    1994           III
Maarten D. Hemsley                       50                    1998                    1998           III
Jack Polak                               87                    2001                    2000           III

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

                                                                                                         LONG TERM
                                                       ANNUAL COMPENSATION                              COMPENSATION
                                      -------------------------------------------------------    --------------------------

                                                                                    OTHER         SECURITIES      ALL OTHER
                                                                                    ANNUAL        UNDERLYING      COMPENSA-
                                        FISCAL         SALARY         BONUS      COMPENSATION    OPTIONS/SARS       TION
NAME AND PRINCIPAL POSITION              YEAR           ($)            ($)           ($)*            (#)             ($)
---------------------------           ----------     ----------     ----------   ------------    ------------    ----------
Robert M. Davies (1) (6)                    2000        120,000             --             --             --             --
Chairman &                                  1999         70,300             --             --        288,000             --
Chief Executive Officer                     1998         50,000             --             --        203,000             --

Maarten D. Hemsley (2) (6)                  2000        125,000             --             --             --             --
President, Chief Operating                  1999         19,823             --             --        192,000             --
Officer and Chief
Financial Officer

                                                                                                         LONG TERM
                                                       ANNUAL COMPENSATION                              COMPENSATION
                                      -------------------------------------------------------    --------------------------

                                                                                    OTHER         SECURITIES      ALL OTHER
                                                                                    ANNUAL        UNDERLYING      COMPENSA-
                                        FISCAL         SALARY         BONUS      COMPENSATION    OPTIONS/SARS       TION
NAME AND PRINCIPAL POSITION              YEAR           ($)            ($)           ($)*            (#)             ($)
---------------------------           ----------     ----------     ----------   ------------    ------------    ----------
Bernard H. Frank (3)                        2000        110,434         25,000             --             --         13,908(4)
Executive Vice President                    1999        110,000          6,250             --             --         13,908
                                            1998         50,050          7,364             --             --         13,908

Terrance W. Allan (5)                       2000        115,885         15,000             --          9,750             --
President                                   1999        115,001             --             --             --             --
SCPI                                        1998        126,490         15,000             --             --             --

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

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                                      PRICE
                                                                                                  APPRECIATION
                                               INDIVIDUAL GRANTS                               FOR OPTION TERM (3)
                              --------------------------------------------------------     -------------------------

                                            PERCENT OF
                                           TOTAL OPTIONS
                              NUMBER OF     GRANTED TO
                              SECURITIES    EMPLOYEES IN      EXERCISE        EXPI-
                              UNDERLYING    FISCAL YEAR        PRICE         RATION            5%             10%
NAME                           OPTIONS          (%)            ($)(2)         DATE            ($)             ($)
----                          ----------   -------------     ----------     ----------     ----------     ----------
Maarten Hemsley                       --             --              --             --             --             --
Robert M. Davies                      --             --              --             --             --             --
Bernard H. Frank(1)                7,750           18.9%     $     1.00       8/8/2009     $    4,874     $   12,352
Terrance W. Allan(1)               9,750           23.8%     $     1.00       8/8/2009     $    6,132     $   15,539

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

                                    NUMBER OF SECURITIES UNDERLYING                VALUE OF UNEXERCISED IN-THE-
                                 UNEXERCISED OPTIONS AT FISCAL YEAR END           MONEY OPTIONS AT FISCAL YEAR END
                                                  (#)                                           ($)
                                 --------------------------------------           --------------------------------
NAME                             EXERCISABLE              UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
----                             -----------              -------------           -----------        -------------
Robert M. Davies                     436,992                   96,000                 200,990               69,120
Maarten D. Hemsley                   372,424                   64,000                 118,035               14,080
Bernard H. Frank                      70,265                    5,812                     426                1.279
Roger M. Barzun                       31,000                    5,000                   5,175                1,725
Terrance W. Allan                     31,769                    7,312                     536                1,609

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

                                                    1995         1996         1997         1998         1999         2000
                                                  --------     --------     --------     --------     --------     --------
Oakhurst Company, Inc.                              100.00        35.17        33.33        33.33        46.30        36.15
Dow Jones Global US Market Index                    100.00       134.16       165.88       222.79       257.95       307.13
Dow Jones Retailers - Other Specialty Index         100.00       107.97       128.33       174.50       245.91       277.10

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

NAME OF BENEFICIAL OWNER                SHARES OF COMMON STOCK        PERCENTAGE OF CLASS
------------------------                ----------------------        -------------------
John D. Abernathy                               115,996(1)                     2.30%
Mark Auerbach                                   135,996(2)                     2.68%
Robert M. Davies                                634,492(3)                    11.79%
Bernard H. Frank                                 71,972(4)                     1.44%
Maarten D. Hemsley                              463,812(5)                     8.73%
Joel S. Lever                                   146,815(6)                     2.91%
Ross Pirasteh                                    36,334(7)(11)                    *
Martin J. Sergi                                 156,334(7)(11)                 3.08%
Jack Polak                                       28,000                           *
Roger M. Barzun                                  32,269(8)                        *
Terrance W. Allan                                37,160(9)                        *
All directors and executive
officers as a group (10 persons):             1,859,180(10)                   29.51%

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

         In October 1999, to facilitate in part the second equity purchase of Sterling Construction, Robert Davies, Chairman and CEO of Oakhurst funded $559,000 to the Company and was issued a promissory note in the same amount. Under a Participation Agreement, Maarten Hemsley, President and CFO of the Company, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note.

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

[X]10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992).

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

[X]10.5 The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

[X]10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

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

[X]10.10 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

[X]10.11 Employment Agreement and Form of Promissory Note between Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

   10.13 Non-Competition Agreement between G&O Sales Company and Arthur Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

[X]10.14 Amendment to Consulting Agreement and Amended Non-Qualified Stock Option Agreement between Mark Auerbach and Oakhurst Company, Inc.

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

[X]10.21 Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

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

[X]10.27          Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

[X]10.28 Employment agreement between Oakhurst Technology, Inc. and Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999)..

[X]10.29 Employment agreement between Oakhurst Company, Inc. and Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

[X]10.30 Employment agreement between Oakhurst Technology, Inc. and Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

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

  *99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 1999 (filed herewith).

----------

[X]      Management contract or compensatory plan or arrangement.

o        Filed herewith

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oakhurst Company, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12, the Company has revised its previously presented segment information.




Deloitte & Touche LLP
Pittsburgh, Pennsylvania
July 12, 2000 (April 11, 2001 as to Note 12)






                                      -F1-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               ASSETS                                          FEBRUARY 29,      FEBRUARY 28,
                                                                                                   2000              1999
                                                                                               ------------      ------------

Current assets:
     Cash ................................................................................     $        152      $        241
     Trade accounts receivable, less allowance of $367 and $388, respectively ............            3,446             3,330
     Other receivables ...................................................................              244               158
     Inventories .........................................................................            6,803             6,045
     Other ...............................................................................              135               159
                                                                                               ------------      ------------
                         Total current assets ............................................           10,780             9,933
                                                                                               ------------      ------------

Property and equipment, at cost ..........................................................            2,322             2,045
     Less accumulated depreciation .......................................................           (1,515)           (1,344)
                                                                                               ------------      ------------
                                                                                                        807               701
                                                                                               ------------      ------------
Investments:
     Equity - New Heights ................................................................            5,336             1,125
     Other ...............................................................................            2,745             1,379
Note receivable - related party ..........................................................            1,330             1,330
Excess of cost over net assets acquired, net .............................................              156             2,080
Other assets .............................................................................              279               328
                                                                                               ------------      ------------
                                                                                                      9,846             6,242
                                                                                               ------------      ------------
                                                                                               $     21,433      $     16,876
                                                                                               ============      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable ....................................................................     $      7,259      $      5,662
     Accrued compensation ................................................................              503               509
     Current maturities of long-term obligations .........................................            2,743               218
     Current maturities of long-term obligations, related parties ........................               88                88
     Accrued interest ....................................................................              838                78
     Other accrued expenses ..............................................................              359               399
                                                                                               ------------      ------------
                         Total current liabilities .......................................           11,790             6,954
                                                                                               ------------      ------------

Long-term obligations:
     Long-term debt ......................................................................            3,172             4,669
     Long-term debt, related parties .....................................................           10,076             3,408
     Other long-term obligations .........................................................              180               177
                                                                                               ------------      ------------
                                                                                                     13,428             8,254
                                                                                               ------------      ------------

Commitments and contingencies ............................................................               --                --

Stockholders' equity (deficiency):
     Preferred stock, par value $0.01; authorized 1,000,000 shares, none issued ..........               --                --
     Common stock, par value $0.01 per share; authorized 14,000,000
       shares; issued 4,943,018 shares ...................................................               49                49
     Additional paid-in capital ..........................................................           47,204            47,204
     Deficit .............................................................................          (51,037)          (45,584)
     Treasury stock, at cost, 207 common shares ..........................................               (1)               (1)
                                                                                               ------------      ------------
                         Total stockholders' equity (deficiency)  ........................           (3,785)            1,668
                                                                                               ------------      ------------
                                                                                               $     21,433      $     16,876
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


                                      -F2-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                                                          ENDED             ENDED             ENDED
                                                                       FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 28,
                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------
Sales ............................................................     $     20,142      $     18,092      $     17,879
Other income .....................................................              379               411               212
                                                                       ------------      ------------      ------------
                                                                             20,521            18,503            18,091
                                                                       ------------      ------------      ------------

Cost of goods sold, including occupancy and
  buying expenses ................................................           16,254            14,755            14,340
Operating, selling and administrative expenses ...................            4,213             4,061             4,365
Provision for doubtful accounts ..................................               58                26               138
Amortization of excess of cost over net assets acquired ..........                6                 6                 6
Interest expense .................................................            1,243               358               423
Income from the sale of real estate ..............................               --                --            (1,760)
Income on assets held for sale - H&H and Puma (See Note 2) .......               --                --               (72)
                                                                       ------------      ------------      ------------
                                                                             21,774            19,206            17,440
                                                                       ------------      ------------      ------------
(Loss) income from continuing operations before loss on equity
     investment and income taxes .................................           (1,253)             (703)              651

Loss from equity investment ......................................           (1,734)             (150)               --

Current income tax expense .......................................              (10)               (8)               (3)
Deferred income tax expense ......................................               --                --            (1,000)
                                                                       ------------      ------------      ------------

Loss from continuing operations ..................................           (2,997)             (861)             (352)
Discontinued operations (See Note 2):
     Loss from operations ........................................             (428)             (185)              (63)
     Loss on disposal ............................................           (2,028)               --                --
                                                                       ------------      ------------      ------------
                                                                             (2,456)             (185)              (63)
                                                                       ------------      ------------      ------------
Net loss .........................................................     $     (5,453)     $     (1,046)     $       (415)
                                                                       ============      ============      ============

Basic and diluted net loss per share:
     Continuing operations .......................................     $      (0.61)     $      (0.25)     $      (0.11)
     Discontinued operations .....................................            (0.49)            (0.05)            (0.02)
                                                                       ------------      ------------      ------------
     Net loss per share ..........................................     $      (1.10)     $      (0.30)     $      (0.13)
                                                                       ============      ============      ============

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts ...............        4,943,018         3,501,075         3,206,179
                                                                       ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      -F3-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)


                                                                  ADDITIONAL
                                                   COMMON          PAID-IN                          TREASURY
                                                   STOCK           CAPITAL          DEFICIT           STOCK            TOTALS
                                                ------------     ------------     ------------     ------------     ------------

Balance at February 28, 1997 ...............    $         32     $     46,529     $    (44,123)              (1)    $      2,437

Net loss ...................................                                              (415)                             (415)

Employee stock award .......................               *                6                                                  6

                                                ------------     ------------     ------------     ------------     ------------
Balance at February 28, 1998 ...............              32           46,535          (44,538)              (1)           2,028

Net loss ...................................                                            (1,046)                           (1,046)

Employee stock award .......................               *                6                                                  6

Issuance of common stock, net of expenses ..              17              663              680

                                                ------------     ------------     ------------     ------------     ------------
Balance at February 28, 1999 ...............              49           47,204          (45,584)              (1)           1,668

Net loss ...................................                                            (5,453)                            (5,453)

                                                ------------     ------------     ------------     ------------     ------------
Balance at February 29, 2000 ...............    $         49     $     47,204     $    (51,037)              (1)    $     (3,785)
                                                ============     ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      -F4-

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                 FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                                                    ENDED             ENDED             ENDED
                                                                 FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 28,
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
    Loss from continuing operations ........................     $     (2,997)     $       (861)     $       (352)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Depreciation and amortization .......................              212               150               259
       Deferred tax expense ................................               --                --             1,000
       Gain on sale of real estate .........................               --                --            (1,761)
       Loss on retirement of assets ........................               --                 4                 6
       Employee stock awards ...............................               --                 6                 6
       Loss from equity investment .........................            1,734               150                --
    Other changes in operating assets and liabilities:
       Accounts receivable .................................             (279)              509              (166)
       Inventories .........................................             (850)                5              (624)
       Accounts payable ....................................              842              (265)              220
       Other ...............................................              584                 3               138
                                                                 ------------      ------------      ------------
Net cash provided by (used in) operating activities of:
    Continuing operations ..................................             (754)             (299)           (1,274)
    Discontinued operations ................................              335              (168)              414
                                                                 ------------      ------------      ------------
Net cash provided by (used in) operating activities ........             (419)             (467)             (860)
                                                                 ------------      ------------      ------------

Cash flows from investing activities:
    Additions to property and equipment ....................              (71)             (188)             (293)
    Proceeds from the sale of real estate ..................               --                --             2,657
    Increase in investment .................................           (7,311)           (3,983)               --
                                                                 ------------      ------------      ------------
Net cash (used in) provided by investing activities ........           (7,382)           (4,171)            2,364
                                                                 ------------      ------------      ------------

Cash flows from financing activities:
    Net borrowings under revolving credit agreement ........              386               716               (80)
    Proceeds from issuance of long-term debt ...............            7,555             3,540                --
    Issuance of common stock, net of expenses ..............               --               680                --
    Principal payments on long-term obligations ............             (154)             (104)           (1,381)
    Deferred loan costs ....................................              (75)               --               (35)
                                                                 ------------      ------------      ------------
Net cash provided by (used in) financing activities ........            7,712             4,832            (1,496)
                                                                 ------------      ------------      ------------

Net (decrease) increase in cash ............................              (89)              194                 8
Cash at beginning of year ..................................              241                47                39
                                                                 ------------      ------------      ------------
Cash at end of year ........................................     $        152      $        241      $         47
                                                                 ============      ============      ============

Supplemental disclosures of cash flow information:
Cash paid during the year for operating activities from
   continuing operations:
    Interest ...............................................     $        466      $        352      $        450
                                                                 ============      ============      ============
    Income taxes, net of refunds received ..................     $          1      $         10      $         16
                                                                 ============      ============      ============

Supplemental disclosure of non-cash financing activities:
    Capital lease obligations incurred for new equipment ...     $         --      $        144      $         --
                                                                 ============      ============      ============


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

   Use of Estimates:

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of



                                      -F6-
contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



                                      -F7-

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

   Earnings Per Share:

         Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the year. Loss per share amounts do not include shares of common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At February 29, 2000, February 28, 1999 and February 28, 1998 there were options to purchase 1,730,257, 1,682,357 and 1,087,707 shares of common stock outstanding.

   New Accounting Standards:

         In June 1998, SFAS No. 133 "Accounting for Derivitive Instruments and Hedging Activities" was issued, which is required to be adopted in years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition" which was further amended in June 2000, and is required to be adopted no later than the fourth quarter of fiscal 2001. This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

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

2.  SALE OF SUBSIDIARY

         In fiscal 2000, Oakhurst's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement (see Note 5). The merger closing is subject to, among other things, the acquirer obtaining necessary replacement financing within 120 days, and the Revolver has been extended for such period. In addition, prior to the merger closing the acquirer will advance Dowling's up to $500,000 in working capital loans, has agreed to defer payment by Dowling's of approximately $250,000 in amounts owed for prior merchandise shipments to Dowling's, and will make further shipments of merchandise to Dowling's on customary terms, all in return for a subordinated security interest in all of Dowling's assets and a pledge of the stock of Dowling's owned by Oakhurst.



                                      -F8-

         The Company has recorded a loss on disposal of Dowling's of $2.0 million, principally reflecting the write-off of $1.7 million related to the excess of cost over net assets acquired and a $300,000 provision for expected operating losses from March 1, 2000 through the anticipated merger closing date.

         The assets and liabilities of Dowling's included in the consolidated balance sheet at February 29, 2000 consisted of the following:

         Assets:
         Cash .......................................     $    110
         Trade accounts receivable ..................          952
         Other receivables ..........................          198
         Inventories ................................        2,007
         Other current assets .......................           28
         Property and equipment, net ................          422
         Other assets ...............................          579
                                                          --------
                  Total assets ......................     $  4,296
                                                          ========

         Liabilities:
         Accounts payable ...........................     $  2,375
         Accrued compensation .......................          128
         Current portion of long-term debt ..........        1,573
         Other current liabilities ..................          220
                                                          --------
                  Total liabilities .................     $  4,296
                                                          ========

3.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                          FEBRUARY 29,      FEBRUARY 28,
                                                              2000              1999
                                                          ------------      ------------

         Leasehold improvements .....................     $        468      $        468
         Office furniture,
              warehouse equipment and vehicles ......            1,854             1,577
                                                          ------------      ------------
                                                                 2,322             2,045
         Less accumulated depreciation ..............           (1,515)           (1,344)
                                                          ------------      ------------
                                                          $        807      $        701
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

4.  INVESTMENT IN NEW HEIGHTS

         In December 1998, OTI acquired an initial 50% interest in, and became the managing member of, New Heights in exchange for its commitment to fund, through equity investments, up to a minimum of $11.5 million (See Note 5). No accounting recognition was afforded this initial commitment. Based upon the carrying value of the net assets of New Heights accounted for under fresh start accounting a 50% interest in New Heights would be valued at approximately $11.2 million.



                                     -F9-

         New Heights' fiscal year end is December 31. OTI is the managing member of New Heights and obtains monthly financial information from New Heights' management on which it relies as to accuracy and believes to be reliable.

         Accordingly, summarized financial information is provided herein for New Heights at February 29, 2000 and for the fiscal year then ended:

         Current assets ..................     $    247
         Non-current assets ..............       29,783

         Current liabilities .............        1,891
         Non-current liabilities .........        2,216

         Net equity ......................     $ 25,923

         Total revenues ..................     $    760
         Net loss ........................     $ (3,468)

         In March 2000, the Company acquired an 80% ownership interest in Seaglass, Inc. from KTI along with certain advances made from KTI to Seaglass, Inc. in return for an increase in the KTI loan of approximately $1.1 million. Oakhurst immediately contributed the Seaglass common stock and advances to OTI which in turn contributed them to New Heights.

         At February 29, 2000, the Company had contributed cash of $7.2 million to the New Heights project, which was financed through advances on the KTI Loan (see Note 13).

5.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         Long-term obligations, including the present value of the Creditor Notes (see Note 8), consist of the following (in thousands):

                                                                                 February 29,      February 28,
                                                                                     2000              1999
                                                                                 ------------      ------------
     KTI Loan, due April 2001 ..............................................     $      9,495      $      3,299
     Revolving Credit Agreement, $1,483 due in October 2000, the
           balance due in May 2003 .........................................            4,655             4,595
     Sterling Notes, due October 2000 and April 2001 .......................            1,359                --
     Dowling's Notes, due quarterly through March 2001 .....................              110               198
     Capital lease obligations for computer and warehouse equipment,
           due monthly through October 2003 ................................              286               167
     Creditor Notes (Note 8) ...............................................              144               147
     Notes payable for vehicle financing, due monthly through June, 2003 ...               90                --
     Subordinated loan for leasehold improvements
           due monthly through October 2003 ................................               74                92
     Other .................................................................               46                62
                                                                                 ------------      ------------
                                                                                       16,259             8,560
     Less current portion ..................................................           (2,831)             (306)
                                                                                 ------------      ------------
                                                                                 $     13,428      $      8,254
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

         The obligations mature during each fiscal year as follows (in thousands):

                  Fiscal
                  ------
                  2001..........................           $ 2,831
                  2002..........................            10,141
                  2003..........................                70
                  2004..........................             3,217
                  2005..........................                --
                                                           -------
                                                           $16,259
                                                           =======



                                     -F11-

6.   FINANCIAL INSTRUMENTS

         Financial instruments at February 29, 2000 and February 28, 1999 consist of the following (in thousands):

                                                      FEBRUARY 29, 2000             FEBRUARY 28, 1999
                                                  -------------------------     -------------------------
                                                   CARRYING         FAIR         CARRYING         FAIR
                                                     VALUE          VALUE          VALUE          VALUE
                                                  ----------     ----------     ----------     ----------
         KTI Loan ...........................     $    9,495     $    9,495     $    3,299     $    3,299
         Revolver ...........................          4,655          4,655          4,595          4,595
         OTI Notes ..........................          1,359          1,359             --             --
         Note Receivable from Sterling ......          1,330          1,330          1,330          1,330
         Creditor Notes .....................            144            247            147            295
         Subordinated Loan ..................             74             74             92             92

         The fair values of the instruments were based upon the rate available to the Company for instruments of the same maturities.

7.  INCOME TAXES AND DEFERRED TAX ASSET

         At February 29, 2000, Oakhurst has, for tax reporting purposes, estimated net operating tax loss carry-forwards and capital loss carryforwards of approximately $158 million which expire in the fiscal years 2001 through 2013. Under SFAS No. 109, Oakhurst records as an asset net of a valuation allowance, the estimated future benefit of its net operating tax loss carry-forwards, capital losses and other tax benefits. At the balance sheet date the deferred tax asset is fully reserved by the valuation allowance.

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

         Income tax expense from continuing operations consists of the following (in thousands):

                                                             FISCAL            FISCAL            FISCAL
                                                           YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                          FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 28,
                                                              2000              1999              1998
                                                          ------------      ------------      ------------
         Current tax expense ........................     $         10      $          8      $        300
         Current tax benefit from utilization of
           net operating tax loss carryforwards .....               --                --              (297)
                                                          ------------      ------------      ------------
                                                                    10                 8                 3
         Increase in valuation allowance
           of the deferred tax asset ................            1,019               263               703
         Deferred tax (benefit) expense .............           (1,019)             (263)              297
                                                          ------------      ------------      ------------
         Income tax expense .........................     $         10      $          8      $      1,003
                                                          ============      ============      ============



                                     -F12-

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                             FISCAL            FISCAL            FISCAL
                                                           YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                          FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 28,
                                                              2000              1999              1998
                                                          ------------      ------------      ------------
         Tax (benefit) expense at the U.S.
           federal statutory rate ...................     $     (1,019)     $       (354)     $        204
         State income tax expense,
           net of refunds and federal benefit .......               10                 8                11
         Increase in deferred tax asset
           valuation allowance ......................            1,019               263               703
         Non-deductible costs .......................                9                91                85
                                                          ------------      ------------      ------------
             Income tax expense .....................     $         10      $          8      $      1,003
                                                          ============      ============      ============

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Oakhurst; at this time, such changes cannot be predicted. Oakhurst's estimated net operating tax loss carry-forwards at February 29, 2000, expire as follows (in thousands):

Fiscal
------
2001 ..........................       $  12,000
2002 ..........................          52,000
2003 ..........................          22,000
2004 ..........................          49,000
2005 ..........................          15,000
2010...........................           1,000
2011...........................           2,000
2012...........................           3,000
2013 ..........................           2,000
                                       --------
                                       $158,000
                                       ========

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



                                     -F13-

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

         The following tables summarize the activity under the four plans:

                           1998 Omnibus Plan(a)       1994 Omnibus Plan(b)          Director Plan          Fiscal 1992 Grant(c)

                           Shares    Price range     Shares     Price range     Shares     Price range     Shares     Price range
                         ----------  -----------   ----------   -----------   ----------   -----------   ----------   -----------
Outstanding at 2/97:             --           --      470,634    $1.16-3.88       48,000    $1.22-3.38      149,400    $2.00-2.75
Granted                          --           --      466,600    $0.88-1.00       12,000    $     1.00           --            --
Expired                          --           --      (35,100)   $1.16-3.88       (3,000)   $     2.75      (20,827)   $     2.00
                         ----------   ----------   ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at 2/98:             --           --      902,134    $0.88-3.88       57,000    $1.00-3.38      128,573    $2.00-2.75
Granted                     600,000   $     0.50           --                      9,000    $     0.84           --            --
Expired                          --           --      (14,350)   $1.00-3.88           --            --           --            --
                         ----------   ----------   ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at 2/99:        600,000   $     0.50      887,784    $0.88-3.88       66,000    $0.84-3.38      128,573    $2.00-2.75
Granted                      41,000   $     1.00           --            --        9,000    $     0.84           --            --
Expired                          --           --       (2,100)   $3.38-3.88           --            --           --            --
                         ----------   ----------   ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at 2/00:        641,000   $0.50-1.00      885,684    $0.88-3.88       75,000    $0.84-3.38      128,573    $2.00-2.75
                         ==========   ==========   ==========    ==========   ==========    ==========   ==========    ==========

(a) Of the 600,000 options issued in fiscal 1999, one third are immediately exercisable, one third vest in December 1999 and one third vest in December 2000. The 41,000 options issued in fiscal 2000 vest over a four year period, with one-quarter of the total being immediately exercisable.



                                     -F14-

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

         The following table summarizes information about stock options outstanding and exercisable at February 29, 2000:

                                     Options outstanding                       Options exercisable
                       ----------------------------------------------     -----------------------------
                                         Weighted         Weighted                          Weighted
                                          average          average                           average
  Range of                               remaining        exercise                          exercise
exercise price            Number        contractual         price            Number           price
  per share             of shares       life (years)      per share        of shares        per share
--------------         ------------     ------------     ------------     ------------     ------------
$0.88 - $3.88               885,684             6.24     $       1.50          870,434     $       1.51
$0.50 - $1.00               641,000             8.85     $       0.53          410,250     $       0.51
$0.84 - $3.38                75,000             6.25     $       1.89           75,000     $       1.89
$2.00 - $2.75               128,573             1.92     $       2.58          128,573     $       2.58
                       ------------                      ------------     ------------     ------------
                          1,730,257                      $       1.24        1,484,257     $       1.35
                       ============                      ============     ============     ============

         At February 28, 1999, options were exercisable for 1,252,055 shares at a weighted average exercise price of $1.50 per share.

         As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. The net loss during fiscal 2000, 1999 and 1998 would have been increased by $35,000, $306,000 and $50,000 or $0.01, $0.09 and $0.02 per share, respectively, had the Company used the fair value method to determine compensation costs instead of the intrinsic value method. The fair value per share of the options granted during fiscal 2000, 1999 and 1998 were $0.84, $0.65 and $0.65, respectively. The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

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



                                     -F15-

         Total rent expense for all operating leases amounted to approximately $253,000, $253,000 and $43,000 for continuing operations and $342,000, $389,000, and $401,000, for discontinued operations in fiscal 2000, 1999 and 1998, respectively.

12.  SEGMENT INFORMATION

         The Company has revised its previously provided segment information to report two segments, rather than one, for SCPI. The Company's operating segments are SCPI Auto, SCPI Pet, Dowling's and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories and non-food pet products, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products mostly serving radiator shops in the Northeast. Thus, results for Dowling's have been presented in the tables below as discontinued operations. The Company's operations are organized into the four operating segments included in the following table (in thousands):

Fiscal 2000                            SCPI          SCPI                                                CONSOLIDATED
SEGMENTS                               AUTO          PET        DOWLING'S       OTI(a)      CORPORATE        TOTAL
                                    ----------    ----------    ----------    ----------    ----------   ------------

Net sales                           $   17,871    $    2,271            --            --            --    $   20,142
                                    ==========    ==========    ==========    ==========    ==========    ==========
Operating profit (loss)             $      521    $      321                  $     (192)   $     (660)   $      (10)
Interest expense                                                                                              (1,243)
                                                                                                          ----------
Loss before equity investment
      and income taxes                                                                                        (1,253)
Net loss in equity affiliate(a)                                                   (1,734)                     (1,734)
Income taxes                                                                                                     (10)
                                                                                                          ----------
Loss from continuing operations                                                                               (2,997)
                                                                                                          ----------
Loss from discontinued operations                                     (428)                                     (428)
Loss from disposal of
discontinued business segment                                       (2,028)                                   (2,028)
                                                                                                          ----------
Net loss                                                                                                  $   (5,453)
                                                                                                          ==========
Depreciation and amortization       $      109                                $        1    $      102    $      212
Segment assets                      $    7,451    $      306    $    3,986    $    9,447    $      243    $   21,433
Investment in equity affiliate                                          --    $    5,336            --    $    5,336
Capital expenditures                $       69                                $        2                  $       71
                                    ==========    ==========    ==========    ==========    ==========    ==========



                                     -F16-

Fiscal 1999                            SCPI          SCPI                                                CONSOLIDATED
SEGMENTS                               AUTO          PET        DOWLING'S       OTI(a)      CORPORATE        TOTAL
                                    ----------    ----------    ----------    ----------    ----------   ------------

Net sales                           $   16,107    $    1,985            --            --            --    $   18,092
                                    ==========    ==========    ==========    ==========    ==========    ==========
Operating profit (loss)             $       82    $      285                  $      (46)   $     (666)   $     (345)
Interest expense                                                                                                (358)
                                                                                                          ----------
Loss before equity investment                                                                                   (703)
and income taxes
Net loss in equity affiliate(a)                                                     (150)                       (150)
Income taxes                                                                                                      (8)
                                                                                                          ----------
Loss from continuing operations                                                                                 (861)
Loss from discontinued
operations                                                            (185)                                     (185)
                                                                                                          ----------
Net loss                                                                                                  $   (1,046)
                                                                                                          ==========
Depreciation and amortization       $       92                                $        1    $       57    $      150
Segment assets                      $    6,408    $      221    $    4,083    $    3,968    $    2,196    $   16,876
Investment in equity affiliate                                          --    $    1,125            --    $    1,125
Capital expenditures                $      177                                $        3    $        8    $      188
                                    ==========    ==========    ==========    ==========    ==========    ==========

Fiscal 1998                            SCPI          SCPI                                  CONSOLIDATED
SEGMENTS                               AUTO          PET        DOWLING'S    CORPORATE(b)      TOTAL
                                    ----------    ----------    ----------    -----------  ------------

Net sales                           $   16,483    $    1,396            --            --    $   17,879
                                    ==========    ==========    ==========    ==========    ==========
Operating profit (loss)             $       61    $      202                  $      811    $    1,074
Interest expense                                                                                  (423)
                                                                                            ----------
Income before taxes                                                                                651
Income taxes                                                                                    (1,003)
                                                                                            ----------
Loss from continuing operations                                                                   (352)
Loss from discontinued operations                                      (63)                        (63)
                                                                                            ----------
Net loss                                                                                    $     (415)
                                                                                            ==========
Depreciation and amortization       $       96                                $      163    $      259
Segment assets                      $    6,817    $      220    $    4,878    $    2,401    $   14,316
Capital expenditures                $      280                                $       13    $      293
                                    ==========    ==========    ==========    ==========    ==========

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

         Following the discontinuance of the Dowling's Fleet Service segment, sales attributable to SCPI represent 100% of Oakhurst's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                   Fiscal Year Ended         Fiscal Year Ended          Fiscal Year Ended
                   February 29, 2000         February 28, 1999          February 28, 1998
                 ---------------------     ---------------------      ---------------------
                                % of                       % of                       % of
                  Sales         Sales       Sales         Sales        Sales         Sales
                 -------       -------     -------       -------      -------       -------
Ames             $ 3,144           16%     $ 1,955           11%      $ 2,178           12%
Kroger           $ 2,037           10%     $ 1,745            9%      $ 1,263            7%


                                     -F17-

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

         At February 29, 2000, the Company had a $3.8 million deficiency in stockholders' equity and its current liabilities exceeded its current assets by approximately $1.0 million. Management believes that the continuing operations of SCPI together with the

                                     -F18-
extension of SCPI's revolving credit facility and the amended KTI loan will enable the Company to continue to meet its obligations through Fiscal 2001.

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

                                     -F19-

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OAKHURST COMPANY, INC.

Date: July 13, 2001                        By: /s/ Robert M. Davies
                                               ---------------------------------
                                                   Robert M. Davies
                                                   Chief Executive Officer
                                                   (duly authorized officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                      Titles                              Date
         ----------                      ------                              ----

/s/ Robert M. Davies             Chairman of the Board of Directors      July 13, 2001
----------------------------     and Chief Executive Officer
Robert M. Davies                 (principal executive officer)


/s/ Maarten D. Hemsley           President, Chief Financial              July 13, 2001
----------------------------     Officer and Director (principal
Maarten D. Hemsley               financial and accounting officer)
                                 Director


/s/ John D. Abernathy            Director                                July 13, 2001
----------------------------
John D. Abernathy


/s/ Mark Auerbach                Director                                July 13, 2001
----------------------------
Mark Auerbach


/s/ Bernard H. Frank             Director                                July 13, 2001
----------------------------
Bernard H. Frank


/s/ Joel S. Lever                Director                                July 13, 2001
----------------------------
Joel S. Lever


/s/ Ross Pirasteh                Director                                July 13, 2001
----------------------------
Ross Pirasteh


/s/ Jack Polak                   Director                                July 13, 2001
----------------------------
Jack Polak


/s/ Martin J. Sergi              Director                                July 13, 2001
----------------------------
Martin J. Sergi

                                     -F20-

                               INDEX TO EXHIBITS


EXHIBIT
NO.               DESCRIPTION
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

[X]10.1 Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended
                  February 29, 1992).

   10.3 Purchase and Sale Agreement relating to the acquisition of Dowling's Fleet Service Company, Inc. by Oakhurst Capital,
                  Inc., also containing employment agreements with Robert Keane and Joseph Quattrochi (filed as Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the period ended August 27,
                  1994).

   10.4           Lease agreements by and between James Dowling and Dowling's
                  Fleet Service Company, Inc. (filed as Exhibit 10.13 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1995).

[X]10.5           The 1994 Omnibus Stock Plan with form of option agreement
                  (filed as Exhibit 10.13 to the Company's Annual Report on Form
                  10-K for the fiscal year ended February 28, 1995).

[X]10.6 The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1995).

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

[X]10.10          Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Joseph B. Quattrochi dated as of March 1, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1997).

[X]10.11          Employment Agreement and Form of Promissory Note between
                  Dowling's Fleet Service, Co., Inc. and Robert M. Keane dated as of March 1, 1996 (filed as Exhibit 10.23 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1997).

   10.13          Non-Competition Agreement between G&O Sales Company and Arthur
                  Gruber dated as of March 12, 1996 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997).

[X]10.14          Amendment to Consulting Agreement and Amended Non-Qualified
                  Stock Option Agreement between Mark Auerbach and Oakhurst
                  Company, Inc.

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

[X]10.21          Amendment to the 1994 Omnibus Stock Plan, amended as of
                  December 18, 1998 (filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  28, 1999).

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

[X]10.27          Employment agreement between Oakhurst Company, Inc. and Robert
                  M. Davies dated as of December 29, 1998 (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

[X]10.28          Employment agreement between Oakhurst Technology, Inc. and
                  Robert M. Davies dated as of December 29, 1998 (filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999)..

[X]10.29          Employment agreement between Oakhurst Company, Inc. and
                  Maarten D. Hemsley dated as of December 18, 1998 (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

[X]10.30          Employment agreement between Oakhurst Technology, Inc. and
                  Maarten D. Hemsley dated as of December 1, 1998 (filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

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

  *99.1 Financial statements for New Heights Recovery and Power LLC for the year ended December 31, 1999 (filed herewith).

----------

[X]      Management contract or compensatory plan or arrangement.

o        Filed herewith