Form 10-Q
period 2001-05-31
OAKHURST CO INC
filed 2001-08-16
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     May 31, 2001
                                    ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number:    0-19450


                             OAKHURST COMPANY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       25-1655321
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
             -------------------------------------------------------
                                      19808
                                      -----
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
                                 --------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed from last report)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No  [ ]


         As of July 16, 2001, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES



Condensed Consolidated Balance Sheets at May 31, 2001
and February 28, 2001....................................................    3


Condensed Consolidated Statements of Operations for the three month
periods ended May 31, 2001 and May 31, 2000..............................    4


Condensed Consolidated Statements of Cash Flows for the three month
periods ended May 31, 2001 and May 31, 2000..............................    5


Notes to Condensed Consolidated Financial Statements.....................    6

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                     ASSETS
                                                                                          May 31,       February 28,
                                                                                            2001            2001
                                                                                        ------------    ------------
Current assets:
     Cash ...........................................................................   $         65    $         86
     Trade accounts receivable, less allowance of $199 and $191, respectively .......          3,256           2,592
     Inventories ....................................................................          4,471           4,151
     Other ..........................................................................            209             151
                                                                                        ------------    ------------
               Total current assets .................................................          8,001           6,980
                                                                                        ------------    ------------

Property and equipment, at cost .....................................................          1,286           1,330
     Less accumulated depreciation ..................................................           (965)           (928)
                                                                                        ------------    ------------
                                                                                                 365             392
                                                                                        ------------    ------------
Investments:
     Equity - New Heights ...........................................................          3,251           4,170
     Other ..........................................................................          2,745           2,745
Note receivable - related party .....................................................          1,330           1,330
Excess of cost over net assets acquired, net ........................................            133             135
Other assets ........................................................................             27              27
                                                                                        ------------    ------------
                                                                                               7,686           8,407
                                                                                        ------------    ------------
                                                                                        $     15,852    $     15,779
                                                                                        ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable ...............................................................   $      5,151    $      4,407
     Accrued compensation ...........................................................            256             356
     Current maturities of long-term obligations ....................................             79              77
     Current maturities of long-term obligations, related parties ...................         13,597          13,619
     Accrued interest ($3,506 and $2,927 due to related party) ......................          3,634           3,036
     Other accrued expenses .........................................................            266             317
                                                                                        ------------    ------------
          Total current liabilities .................................................         23,983          21,812
                                                                                        ------------    ------------

Long-term obligations:
     Long-term debt .................................................................          4,054           3,464
     Long-term debt, related parties ................................................          1,000           1,000
     Other long term obligations ....................................................            149             169
                                                                                        ------------    ------------
                                                                                               4,203           4,633
                                                                                        ------------    ------------

Commitments and contingencies .......................................................           --              --

Stockholders' deficiency:
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         none issued ................................................................           --              --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
          4,943,018 shares issued ...................................................             49              49
     Additional paid-in capital .....................................................         47,204          47,204
     Deficit ........................................................................        (59,586)        (57,918)
     Treasury stock, at cost, 207 common shares .....................................             (1)             (1)
                                                                                        ------------    ------------
          Total stockholders' deficiency ............................................        (12,134)        (10,666)
                                                                                        ------------    ------------
                                                                                        $     15,852    $     15,779
                                                                                        ============    ============




The accompanying notes are an integral part of these condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                    THREE MONTHS     THREE MONTHS
                                                                        ENDED            ENDED
                                                                    MAY 31, 2001     MAY 31, 2000
                                                                    -------------    -------------
Sales ...........................................................   $       5,719    $       5,745
Other income ....................................................              41               57
                                                                    -------------    -------------
                                                                            5,760            5,802
                                                                    -------------    -------------

Cost of goods sold, including occupancy and buying expenses .....           4,705            4,503
Operating, selling and administrative expenses ..................           1,060            1,111
Provision for doubtful accounts .................................               8               13
Interest expense ................................................             730              572
                                                                    -------------    -------------
                                                                            6,503            6,199
                                                                    -------------    -------------
Loss before loss on equity investment and income
taxes ...........................................................            (743)            (397)
                                                                    -------------    -------------

Loss from equity investment .....................................            (922)            (711)

Current income tax expense ......................................              (3)              (2)
                                                                    -------------    -------------

Net loss ........................................................   $      (1,668)   $      (1,110)
                                                                    =============    =============


Basic and diluted net loss per share ............................   $       (0.34)   $       (0.22)
                                                                    =============    =============

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts ..............       4,943,018        4,943,018
                                                                    =============    =============







The accompanying notes are an integral part of these condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                         Three months    Three months
                                                                             Ended          Ended
                                                                         May 31, 2001    May 31, 2000
                                                                         ------------    ------------
Cash flows from operating activities:
      Net loss .......................................................   $     (1,668)   $     (1,110)
      Adjustments to reconcile net loss to net
      cash (used in) provided by operating
      activities:
         Depreciation and amortization ...............................             36              34
         Loss from equity investment .................................            922             711
      Other changes in operating assets and liabilities:
         Accounts receivable .........................................           (664)             26
         Inventories .................................................           (320)            352
         Accounts payable ............................................            744            (372)
         Other .......................................................            424             271
                                                                         ------------    ------------
Net cash (used in) provided by operating activities of:
      Continuing operations ..........................................           (526)            (88)
      Discontinued operations ........................................           --               151
                                                                         ------------    ------------
Net cash (used in) provided by operating
activities ...........................................................           (526)             63
                                                                         ------------    ------------

Cash flows from investing activities:
      Additions to property and equipment ............................           --               (12)
      Increase in investment .........................................           --            (2,020)
                                                                         ------------    ------------
Net cash used in investing activities ................................           --            (2,032)
                                                                         ------------    ------------

Cash flows from financing activities:
      Net borrowings under revolving credit ..........................            590              55
      agreement
      Proceeds from issuance of long term debt .......................           --             2,108
      Principal payments on long-term obligations ....................            (39)            (38)
      Deferred loan costs ............................................            (46)           --
                                                                         ------------    ------------
Net cash provided by financing activities ............................            505           2,125
                                                                         ------------    ------------

Net (decrease) increase in cash ......................................            (21)            156
Cash at beginning of period ..........................................             86             152
                                                                         ------------    ------------
Cash at end of period ................................................   $         65    $        308
                                                                         ============    ============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2001

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

         Oakhurst's historical principal business has been the distribution of products to the automotive after-market, conducted by SCPI under the trade name "Steel City Products". Although the primary business of Steel City Products continues to be its automotive aftermarket accessories distribution business, in recent years it has expanded its distribution offerings to include non-food pet supplies and, in the fourth quarter of fiscal 2001, lawn and garden supplies. Steel City Products operates from a facility in McKeesport, Pennsylvania and has additional warehouse space in Glassport, Pennsylvania.

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to invest in New Heights Recovery and Power, LLC ("New Heights") which was expected to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's commitment to New Heights, Oakhurst entered into certain agreements with KTI, Inc. ("KTI") (which merged into Casella Waste Systems, Inc.) regarding the funding of capital improvements and start-up losses at New Heights.

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Oakhurst common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at May 31, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001. Because the Unwinding Agreements became effective after the end of the first quarter ended May 31, 2001, the effect is not reflected in the financial statements, but is included in the proforma information in Note 7 "Subsequent Events".

         In addition to the New Heights investment, in January 1999 OTI made a minority investment in Sterling Construction Company ("Sterling"). Sterling is a profitable, privately-held Texas-based pipe laying and road building contractor that has benefited from increased infrastructure and highway spending in Texas. In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part is due to two officers and directors of Oakhurst. These notes, which became due in April 2001, were restructured as part of a transaction (the "Sterling Transaction"), as a result of which Oakhurst increased its equity position in Sterling from 12% to 80.1% in July 2001 (see Note 7"Subsequent Events").

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

         While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 28, 2001 ("fiscal 2001") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended May 31, 2001 and May 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

2.       CHANGE IN METHOD OF ACCOUNTING

         Effective March 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative.

         There was no effect on the financial statements upon adoption of these new standards on March 1, 2001.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles".

         SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated prior to July 2001. SFAS No. 142, which becomes effective March 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company is currently evaluating the impact the adoption of these statements will have on its financial statements.

4.       SEGMENT INFORMATION

         The Company has historically operated as a wholesale distributor of automotive aftermarket accessories. Its largest subsidiary, SCPI, continues as one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the fourth quarter of fiscal 2001, expanded its product offerings to include lawn and garden products. SCPI's customer base of discount retail chains, hardware, drug and supermarket retailers, is essentially the same for all product lines carried. SCPI operates in three segments, SCPI Auto, SCPI Pet and SCPI Lawn. In addition to SCPI, until fiscal 2000 the Company operated Dowling's, a wholesale distributor of automotive radiators and related products serving the Northeast. The transaction to sell Dowling's closed on November 29, 2000. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. The Company's operations are organized into the five operating segments included in the following table (in thousands):

Three months ended May 31, 2001      SCPI          SCPI          SCPI                                                 Consolidated
SEGMENTS                             Auto          Pet           Lawn       Dowling's       OTI        Corporate          Total
                                  ----------    ----------    ----------  ------------   ----------   ------------    ------------
Net sales                              4,597           681           441            --           --             --    $      5,719
Operating profit (loss)                  131            76             8            --          (22)          (206)   $        (13)
Interest expense                                                                                                      $       (730)
Loss from equity investment                                                                                   (922)   $       (922)
                                                                                                                      ------------
Pre-tax loss                                                                                                          $     (1,668)
                                                                                                                      ============

Segment assets                         7,470           379           466            --        7,373            164    $     15,852

Three months ended May 31, 2000      SCPI          SCPI          SCPI                                                 Consolidated
SEGMENTS                             Auto          Pet           Lawn       Dowling's       OTI        Corporate          Total
                                  ----------    ----------    ----------  ------------   ----------   ------------    ------------
Net sales                              5,117           628            --            --           --             --    $      5,745
Operating profit (loss)                  313            75            --            --          (64)          (149)   $        175
Interest expense                                                                                                      $       (572)
Loss from equity investment                                                                    (711)                  $       (711)
                                                                                                                      ------------
Pre-tax loss                                                                                                          $     (1,108)
                                                                                                                      ============
Segment assets                         7,046           305            --         3,860       10,791            280    $     22,282


5.       SUMMARY FINANCIAL INFORMATION

         Summarized financial information is provided herein for New Heights for the three months ended May 31, 2001 and May 31, 2000 (in thousands):

                                                                     May 31, 2001             May 31, 2000
                                                                  ------------------       ------------------
Current assets .................................................     $      5,601            $      2,482
Non-current assets .............................................           37,731                  38,881

Current liabilities ............................................     $     25,983            $      4,652
Non-current liabilities ........................................               --                   8,220
Net equity .....................................................           17,349                  28,491

                                                                  Three months ended       Three months ended
                                                                     May 31, 2001             May 31, 2000
                                                                  ------------------       ------------------
Total revenues .................................................     $      3,670            $        570
Net loss .......................................................           (2,586)                 (1,420)


         At May 31, 2000 OTI owned 50% of New Heights, and at May 31, 2001 OTI owned 37.5% of New Heights. At May 31, 2001, the Company had contributed cash of $10.9 million to the New Heights project, financed through advances under the KTI Loan and proceeds from the issuance and sale of Oakhurst common stock. As part of the Unwinding Agreements, effective July 3, 2001, OTI released its remaining interest in New Heights to KTI (See Note 7).

6.       BORROWING ARRANGEMENT

         In July 2001, SCPI completed a refinancing of its existing $4.5 million revolving line of credit. The new two-year revolving line of credit (the "New Revolver") provides for a maximum line of $5.0 million and carries interest at a rate of prime plus 1%. The New Revolver is subject to a borrowing base, secured by the accounts receivable, inventory and other assets of SCPI. The Company was relieved of all outstanding obligations under the former line of credit upon completion of the refinancing.

7.       SUBSEQUENT EVENTS

         New Heights - Unwinding Agreements

         In April 2001 the Company entered into Unwinding Agreements with Casella and KTI which were finalized in July 2001. The Unwinding Agreements provided for the transfer to KTI of OTI's equity interest in New Heights in return for the Oakhurst common stock held by KTI, cancellation of the KTI Loan and accrued interest thereon, except for $1 million, and the issuance to KTI of Oakhurst warrants.

         Sterling Transaction

         In May 2001, Oakhurst extended an offer to increase its investment in Sterling from 12% to 80.1% (the "Sterling Transaction"). Oakhurst completed the Sterling Transaction in July 2001. Consideration for the increase in ownership of Sterling consisted of approximately 1,125,000 shares of Oakhurst common stock, $9.9 million in cash, and approximately $2.4 million in four year Oakhurst subordinated zero coupon notes (with a maturity value of approximately $3.8 million). Funding for the cash portion of the Sterling Transaction was provided principally by borrowings by Sterling under its bank revolving credit agreement and other notes, and by the sale by Oakhurst of approximately 605,000 shares of its common stock and approximately $2.6 million of its subordinated zero coupon notes (with a maturity value of approximately $4.1 million). Oakhurst also issued, to existing shareholders of Sterling, warrants for approximately 304,000 shares of its common stock at an exercise price of $1.50 per share, and to the purchaser of its common stock and zero-coupon notes, warrants for approximately 323,000 shares of its common stock, also at an exercise price of $1.50. Under the Sterling Transaction, the notes issued in October 1999 to purchase the second tranche of equity in Sterling were restructured, including the issuance of 123,000 warrants to one note holder. The Sterling Transaction also includes a "Put" whereby the holders of the remaining 19.9% of Sterling shares are able to require Oakhurst to acquire those shares after three years from the date that the Sterling Transaction was closed.

         The following summary unaudited pro forma financial information for the three months ended May 31, 2001 is presented as if the Unwinding Agreements and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data). The allocation of the purchase price to Sterling's assets and liabilities is subject to change.


                                                                     May 31, 2001
                                                                     ------------
Current assets                                                      $      29,597
Property and equipment, net of accumulated depreciation                    18,573
Goodwill, net of accumulated amortization                                     876
Deferred tax asset, long-term portion                                       3,000
Other assets                                                                   45
                                                                               --
Total assets                                                        $      52,091
                                                                    =============

Accounts payable                                                    $      15,042
Accrued expenses                                                            6,498
Current maturities of long-term obligations                                   181
Current maturities of long-term obligations, related parties                6,908
                                                                    -------------
Total current liabilities                                                  28,629

Long-term debt                                                             17,411
Long-term debt, related parties                                             2,524
Minority interest                                                           2,160
Stockholders' equity                                                        1,367
                                                                    -------------
                                                                    $      52,091
                                                                    =============

                                                                            First quarter ended
                                                                      ------------------------------
                                                                      May 31, 2001      May 31, 2000
                                                                      ------------      ------------
Total revenues ..................................................     $     28,248      $     21,582

Cost of goods sold, including buying and occupancy expenses .....           25,176            18,326
Operating, selling and administrative expenses ..................            2,197             1,993
Interest expense ................................................              790               686
                                                                      ------------      ------------
Income before income taxes ......................................               85               577
Current income tax expense ......................................               34               230
Minority interest ...............................................               65               102
                                                                      ------------      ------------
Net (loss) income ...............................................     $        (14)     $        245
                                                                      ============      ============

Net (loss) income per share .....................................     $      (0.00)     $       0.05
                                                                      ============      ============

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the above dates, nor may it be indicative of the future financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the fiscal 1992 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst") was designed to facilitate capital formation by Oakhurst while permitting Oakhurst and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $167 million of net operating loss carry-forwards. Through Oakhurst's ownership of SCPI, primarily in the form of preferred stock, Oakhurst retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividend on such preferred stock.

         Oakhurst's principal business historically has been the distribution of automotive aftermarket accessories. Its largest business, and its one remaining automotive accessory distributor following the disposal of Dowling's in fiscal 2001 is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania.

         In December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights Recovery and Power, LLC ("New Heights"). In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999.

         The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million. In December 1998, OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights, a fully-integrated recycling and waste-to-energy facility located in Ford Heights, Illinois.

         Through May 31, 2001, OTI invested approximately $10.9 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. Such investment was financed from the Equity Proceeds and borrowings under the KTI Loan.

         In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to enable it to make a minority investment in Sterling Construction Company, ("Sterling") a profitable, privately-held Texas-based pipe laying and road building contractor that has benefited from increased infrastructure and highway spending in Texas. In October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 was due to Robert Davies, formerly Chairman and Chief Executive Officer of Oakhurst. Under a Participation Agreement, Maarten Hemsley, Chief Financial Officer of Oakhurst, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. These notes, which became due in April 2001, were restructured as part of the Sterling Transaction whereby Oakhurst increased its equity percentage in Sterling from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

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

         In April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's interest in New Heights was transferred to KTI, (b) the Oakhurst common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at February 28, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April, 2001 and became effective upon their release from escrow on July 3, 2001. Because the transaction is with a related party the Company will not record a gain in connection with the Unwinding Agreements.

         Following completion of the Unwinding Agreements, Oakhurst completed the Sterling Transaction in July 2001. Pursuant to the Sterling Transaction the Company increased its investment in Sterling, from the 12% interest held at February 28, 2001, to 80.1%.

         As a condition to the completion of the Sterling Transaction, in July 2001, SCPI committed to change lenders on its revolving line of credit due to the bankruptcy filing of its existing lender. The new two-year line of credit provides for a maximum line of $5.0 million, subject to a borrowing base and carries interest at prime plus 1%.

         Activities of New Heights are reported on the equity method of accounting. The investment in Sterling, through the date of the Sterling Transaction, is reported on the cost method of accounting. OTI also had a $1.33 million subordinated note receivable from Sterling, which was convertible into shares of common stock of Sterling, at any time at the option of OTI, or upon the closing of a defined public offering of Sterling. Pursuant to the Sterling Transaction, such subordinated note receivable was converted into Sterling common shares.

         For its fiscal year ended September 2000 Sterling's revenues were $76 million and net income was $3.6 million. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the eight months ended May 2001 Sterling's results reflected revenues of $52 million and EBITDA of $4.7 million.

         Management believes the completion of the Unwinding Agreements terminated the substantial negative impact on the Company of the continuing losses at New Heights and allowed the Company, through the Sterling Transaction, to be in a position to achieve profitability in the future. However, such success cannot be assured.

         Oakhurst reported four operating segments in the first quarter of fiscal 2002, SCPI Auto, SCPI Pet, SCPI Lawn, and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories, non-food pet supplies and lawn and garden products to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI, formed in December 1998, holds investments principally in the recycling and waste-to-energy business and as such, does not generate revenues. OTI's investment in New Heights is recorded under the equity method of accounting, and thus is presented as non-operating income or loss. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products; thus the results for Dowling's have been presented as discontinued operations. Each segment is managed by its own decision maker who assesses the operations of the segment based on seasonal trends, market competition and growth potential. The allocation of financial resources is determined by the President and Chief Operating Officer, Maarten Hemsley, who reviews the segment information to determine the allocation of resources.

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

         At May 31, 2001, Oakhurst's debt primarily consisted of (i) a balance of $13.3 million outstanding under the KTI Loan; (ii) revolving debt under the Revolver with a balance of approximately $4.1 million; (iii) the notes related to the Sterling Second Tranche equity purchase (the "OTI Notes") of approximately $1.4 million; and (v) the Subordinated Loan of $50,000.

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

         Due to concerns stemming from the institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into agreements for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base. The new revolver carries an interest rate equal to prime plus 1%.

         Management believes that the new revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

KTI Loan

         In December 1998, Oakhurst entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund up to a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

         Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights.

         Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. Accordingly, KTI and Oakhurst entered into the KTI Loan. Funds drawn by Oakhurst under the KTI Loan were invested in OTI, principally to facilitate the financing of the New Heights Business Plan. At May 31, 2001, approximately $13.3 million had been borrowed, of which $10.1 million had been invested in the New Heights project.

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

         Effective July 2001, all except $1,000,000 of the KTI Loan and accrued interest was cancelled pursuant to the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity.

Other Debt

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

         In October 1999 OTI increased its equity investment in Sterling from 7% to approximately 12% when certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. The cost of the second equity tranche was approximately $1.36 million and was obtained through the issuance of notes that are secured by such equity. The notes bear interest at 14% and were due in full in April 2001. Of the notes, $559,000 is due to Robert Davies, Chairman and Chief Executive Officer of Oakhurst. Under a Participation Agreement, Maarten Hemsley, President and Chief Financial Officer of Oakhurst, funded

$116,000 of the amount advanced by Mr. Davies. These notes were restructured as part of the Sterling Transaction, as a result of which Oakhurst increased its equity position in Sterling to 80.1%.


CASH FLOWS

         Net cash used by operating activities in the three months ended May 31, 2001 increased by $589,000 compared with the three months ended May 31, 2000. The increase was principally due to higher receivables and inventory levels offset by an increase in vendor payables.

         No new investments were made by the Company in the New Heights facility during the three months ended May 31, 2001, therefore cash used by investing activities improved from the prior year by $2.0 million.

         In the three months ended May 31, 2001 and May 31, 2000, the Company's financing activities provided cash of $505,000 and $2.1 million, respectively. The decrease was primarily the result of the pending disposition of the New Heights facility, and no new funds were drawn under the KTI loan. Cash provided under the revolving line of credit increased by $535,000, principally resulting from the higher receivable and inventory levels in the current year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Except as described above, at May 31, 2001, there had been no material changes in the Company's financial condition since February 28, 2001, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2001.

RESULTS OF OPERATIONS

         Operations include the consolidated results for SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, operates three segments, Auto, Pet and Lawn, together with OTI and administrative costs.

THREE MONTHS ENDED MAY 31, 2001 COMPARED WITH THREE MONTHS ENDED MAY 31, 2000

Automotive segment

         Sales of automotive accessories decreased by $520,000 in the first quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $670,000, principally as a result of customers that are purchasing product directly from the manufacturer, downsized automotive departments, or are facing increased competition. Offsetting some of this decrease were sales to new automotive customers of $150,000 in the first quarter.

         Gross profit in the first quarter of fiscal 2002 was $780,000, or 16.9% of sales, compared with $1.0 million, or 20.4% of sales. The decrease of $264,000 was due to the lower sales volume, combined with lower margins attributable to a shift in the Company's customer base during the first three months of the current fiscal year.

         Operating profit for the automotive segment decreased from the prior year by approximately $185,000, due primarily to lower margins earned, offset by a reduction in salary expense and fewer sales subject to broker commissions.

Pet segment

         Sales of non-food pet supplies in the first quarter were $681,000, an increase of $53,000 compared with the first quarter of the prior year, due to increased sales to existing customers.

         Gross profit was $200,000, essentially equal to gross profit in the first quarter last year. The pet supply segment reported operating profit in the first quarter of $76,000, approximately the same as in the first quarter of the prior year.

Lawn and garden segment

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the first quarter of fiscal 2002 totaled $441,000.

         Gross profit was $33,000, or 7.5% of sales due to additional costs associated with starting up this division . The lawn and garden segment reported an operating profit of $8,000 in the first quarter.

OTI

         Expenses at OTI decreased by approximately $42,000 mostly related to the expiration of employment agreements and a reduction in personnel.

         The loss from equity investment at New Heights increased by $222,000 compared with the first three months of the prior year, representing OTI's share of New Heights' start up losses in the quarter.

Corporate

         Expenses at the corporate level increased by approximately $27,000 due to higher legal and professional fees resulting from the Unwinding Agreements and the Sterling Transaction.

         Interest expense increased by $158,000 due to interest associated with the KTI Loan.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Oakhurst is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Oakhurst's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the quarter ended May 31, 2001 by approximately $12,000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.1 Revolving Credit Agreement dated July 13, 2001 between Steel City Products, Inc. and National City Bank of Pennsylvania

                  *10.2 Agreements dated July 18, 2001 between Sterling Construction Company, Inc. and Oakhurst Company, Inc.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
         *filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OAKHURST COMPANY, INC.


Date:    August 15, 2001               By: /s/  Joseph  P. Harper, Sr.
                                          -------------------------------------
                                          Joseph P. Harper, Sr.
                                          President


Date:    August 15, 2001               By: /s/  Maarten D. Hemsley
                                          -------------------------------------
                                          Maarten D. Hemsley
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

*10.1 Revolving Credit Agreement dated July 13, 2001 between Steel City Products, Inc. and National City
               Bank of Pennsylvania

*10.2          Agreements dated July 18, 2001 between Sterling
               Construction Company, Inc. and Oakhurst Company, Inc.

----------
         *filed herewith