Form 10-Q
period 2001-08-31
OAKHURST CO INC
filed 2001-10-22
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 31, 2001

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

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
                                      -----
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed from last report)



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

         As of October 1, 2001, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES




Condensed Consolidated Balance Sheets at August 31, 2001
and February 28, 2001............................................................ 3


Condensed Consolidated Statements of Operations for the three month periods ended August 31, 2001 and August 31, 2000........................................ 4


Condensed Consolidated Statements of Operations for the six month periods ended August 31, 2001 and August 31, 2000................................ 5


Condensed Consolidated Statement of Stockholders' (Deficit) Equity for the six
month period ended August 31, 2001............................................... 6


Condensed Consolidated Statements of Cash Flows for the six month periods ended August 31, 2001 and August 31, 2000................................ 7


Notes to Condensed Consolidated Financial Statements............................. 8

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        August 31,
                                       ASSETS                                             2001        February 28,
                                                                                       (Unaudited)        2001
                                                                                       -----------    ------------
Current assets:
     Cash ..........................................................................   $       307    $         86
     Contracts receivable ..........................................................        17,800              --
     Costs and estimated earnings in excess of billings ............................         2,701              --
     Trade accounts receivable, less allowance of $585 and $191, respectively ......         2,482           2,592
     Inventories ...................................................................         4,331           4,151
     Deferred tax asset ............................................................         2,072              --
     Net assets of discontinued operations .........................................            --           4,170
     Other .........................................................................           257             151
                                                                                       -----------    ------------
               Total current assets ................................................        29,950          11,150
                                                                                       -----------    ------------
Property and equipment, at cost ....................................................        19,916           1,330
     Less accumulated depreciation .................................................        (1,509)           (938)
                                                                                       -----------    ------------
                                                                                            18,407             392
                                                                                       -----------    ------------

Investment in Sterling Construction Company ........................................            --           2,745
Note receivable - related party ....................................................            --           1,330
Excess of cost over net assets acquired, net .......................................         6,284             135
Deferred tax asset .................................................................         1,787              --
Other assets .......................................................................           280              27
                                                                                       -----------    ------------
                                                                                             8,351           4,237
                                                                                       -----------    ------------
                                                                                       $    56,708    $     15,779
                                                                                       ===========    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable ..............................................................   $    17,792    $      4,407
     Accrued compensation ..........................................................           849             356
     Accrued interest ($162 and $2,927 due to related party) .......................           162           3,036
     Billings in excess of costs and estimated earnings ............................         3,358              --
     Current maturities of long-term obligations ($3,788 and $13,619 to related
       parties) ....................................................................         4,044          13,696
     Short term borrowings .........................................................         3,328              --
     Other accrued expenses ........................................................           360             317
                                                                                       -----------    ------------
          Total current liabilities ................................................        29,893          21,812
                                                                                       -----------    ------------

Long-term obligations:
     Long-term debt ................................................................         4,875           3,464
     Long-term debt, related parties ...............................................        11,131           1,000
     Put liability .................................................................         4,361              --
     Other long term obligations ...................................................         2,431             169
                                                                                       -----------    ------------
                                                                                            22,798           4,633

Minority interest ..................................................................         2,209              --
Commitments and contingencies ......................................................            --              --

Stockholders' equity (deficit):
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         none issued ...............................................................            --              --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
          4,943,018 shares issued ..................................................            49              49
     Additional paid-in capital ....................................................        62,097          47,204
     Deficit .......................................................................       (60,337)        (57,918)
     Treasury stock, at cost, 207 common shares ....................................            (1)             (1)
                                                                                       -----------    ------------
          Total stockholders' equity (deficit) .....................................         1,808         (10,666)
                                                                                       -----------    ------------
                                                                                       $    56,708    $     15,779
                                                                                       ===========    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                   THREE MONTHS    THREE MONTHS
                                                                      ENDED            ENDED
                                                                    AUGUST 31,      AUGUST 31,
                                                                       2001            2000
                                                                   ------------    ------------
Contract revenues ..............................................   $     18,401    $         --
Sales ..........................................................          5,263           5,285
Other income ...................................................            126             262
                                                                   ------------    ------------
                                                                         23,790           5,547
                                                                   ------------    ------------
Cost of contract revenues earned ...............................         16,783              --
Cost of goods sold, including occupancy and buying expenses ....          4,152           4,238
Operating, selling and administrative expenses .................          2,469           1,106
Interest expense ...............................................            693             583
                                                                   ------------    ------------
                                                                         24,097           5,927
                                                                   ------------    ------------
Loss before minority interest and income taxes .................           (307)           (380)
                                                                   ------------    ------------

Minority interest in net earnings of subsidiary ................            (83)             --

Income tax expense .............................................             (1)             --
                                                                   ------------    ------------

Net loss from continuing operations ............................           (391)           (380)

Loss from discontinued operations of equity investment .........           (359)           (667)
                                                                   ------------    ------------
Net loss .......................................................   $       (750)   $     (1,047)
                                                                   ============    ============

Basic and diluted loss per share:
       Continuing operations ...................................   $      (0.08)   $      (0.08)
       Discontinued operations .................................   $      (0.07)   $      (0.13)
                                                                   ------------    ------------
       Net loss per share: .....................................   $      (0.15)   $      (0.21)
                                                                   ============    ============

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts: ............      4,943,018       4,943,018
                                                                   ============    ============



              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                                    SIX MONTHS      SIX MONTHS
                                                                      ENDED            ENDED
                                                                    AUGUST 31,      AUGUST 31,
                                                                       2001            2000
                                                                   ------------    ------------
Contract revenues ..............................................   $     18,401    $         --
Sales ..........................................................         10,982          11,030
Other income ...................................................            167             306
                                                                   ------------    ------------
                                                                         29,550          11,336
                                                                   ------------    ------------
Cost of contract revenues earned ...............................         16,783              --
Cost of goods sold, including occupancy and buying expenses ....          8,856           8,741
Operating, selling and administrative expenses .................          3,539           2,217
Interest expense ...............................................          1,424           1,155
                                                                   ------------    ------------
                                                                         30,602          12,113
                                                                   ------------    ------------
Loss before minority interest and income taxes .................         (1,052)           (777)
                                                                   ------------    ------------

Minority interest in net earnings of subsidiary ................            (83)             --

Income tax expense .............................................             (4)             (2)
                                                                   ------------    ------------

Loss from continuing operations ................................         (1,139)           (779)

Loss from discontinued equity investment .......................         (1,280)         (1,377)
                                                                   ------------    ------------

Net loss .......................................................   $     (2,419)   $     (2,156)
                                                                   ------------    ============

Basic and diluted net loss per share:
       Continuing operations ...................................   $      (0.23)   $      (0.16)
       Discontinued operations .................................          (0.26)          (0.28)
                                                                   ------------    ------------
       Net loss per share ......................................   $      (0.49)   $      (0.44)
                                                                   ============    ============

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts .............      4,943,018       4,943,018
                                                                   ============    ============



              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                        SIX MONTHS ENDED AUGUST 31, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                             Additional
                                                  Common      Paid-In                     Treasury
                                                   stock      Capital       Deficit         stock        Totals
                                                 --------    ----------    ----------    ----------    ----------
Balances, March 1, 2001 ......................   $     49    $   47,204    $  (57,918)   $       (1)   $  (10,666)

Cancellation of debt and return of equity
investment ...................................                   14,520                      (1,297)       13,223

Stock issued in Sterling acquisition .........                      (81)                        843           762

Sale of treasury stock .......................                      454                         454           908

Net loss for the period ......................         --            --        (2,419)           --        (2,419)
                                                 --------    ----------    ----------    ----------    ----------

Balances, August 31, 2001 ....................   $     49    $   62,097    $  (60,337)   $       (1)   $    1,808
                                                 ========    ==========    ==========    ==========    ==========




              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                                                         Six months          Six months
                                                                                            Ended              Ended
                                                                                       August 31, 2001     August 31, 2000
                                                                                       ---------------     ---------------
Cash flows from operating activities:
      Net loss .....................................................................   $        (2,419)   $        (2,156)
      Adjustments to reconcile net loss to net cash (used
      in) provided by operating activities:
         Depreciation and amortization .............................................               609                 70
         Bad debt expense ..........................................................               394                 --
         Deferred tax benefit ......................................................              (134)                --
         Minority interest in net earnings of subsidiary ...........................                83                 --
      Changes in operating assets and liabilities, net of effect of acquisition of Sterling Construction Company:
         (Increase) decrease in accounts
         receivable-trade...........................................................              (284)              (371)
         (Increase) decrease in contracts receivable ...............................               415                 --
         (Increase) decrease in inventories ........................................              (180)               721
         (Increase) decrease in costs and estimated
         earnings in excess of billings on uncompleted contracts ...................               212                 --
         (Increase) decrease in prepaid expenses and other assets ..................               214                (54)
         (Decrease) increase in trade payables .....................................             3,049             (1,234)
         (Decrease) increase in billings in excess of costs
         and estimated earnings on uncompleted contracts ...........................            (1,208)                --
         (Decrease) increase in accrued compensation and
         other liabilities .........................................................               400                641
                                                                                       ---------------    ---------------
Net cash provided by (used in) operating activities of:
      Continuing operations ........................................................             1,151             (2,383)
      Discontinued operations ......................................................             1,280              1,466
                                                                                       ---------------    ---------------
Net cash provided by (used in) operating activities ................................             2,431               (917)
                                                                                       ---------------    ---------------

Cash flows from investing activities:
      Net cash paid upon acquisition of Sterling
      Construction Company .........................................................            (9,354)                --
      Additions to property and equipment ..........................................              (378)               (50)
      Increase in investment .......................................................                --             (3,351)
                                                                                       ---------------    ---------------
Net cash used in investing activities ..............................................            (9,732)            (3,401)
                                                                                       ---------------    ---------------

Cash flows from financing activities:
      Borrowings under long term obligations .......................................             6,827              1,032
      Proceeds from issuance of long term debt .....................................                --              3,535
      Principal payments on long-term obligations ..................................              (213)               (52)
      Sale of treasury stock .......................................................               908                 --
                                                                                       ---------------    ---------------
Net cash provided by financing activities ..........................................             7,522              4,515
                                                                                       ---------------    ---------------

Net decrease increase in cash ......................................................               221                197
Cash at beginning of period ........................................................                86                152
                                                                                       ---------------    ---------------
Cash at end of period ..............................................................   $           307    $           349
                                                                                       ===============    ===============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED AUGUST 31, 2001

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

         Oakhurst's historical principal business has been the distribution of products to the automotive after-market, conducted by SCPI under the trade name "Steel City Products". Although the primary business of Steel City Products continues to be its automotive aftermarket accessories distribution business, in recent years it has expanded its distribution offerings to include non-food pet supplies and, in the fourth quarter of fiscal 2001, lawn and garden supplies. Steel City Products operates from two facilities, in McKeesport, Pennsylvania and Glassport, Pennsylvania.

         In December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, Oakhurst entered into certain agreements with KTI, Inc. ("KTI") (which subsequently merged into Casella Waste Systems, Inc.) regarding the funding of capital improvements and start-up losses at New Heights.

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Oakhurst common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at May 31, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

         In January 1999 OTI made a minority investment in Sterling Construction Company ("Sterling"). Sterling is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. In October 1999 certain shareholders of Sterling exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of Oakhurst, and the remainder was due to certain directors and management of Sterling. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Oakhurst further increased its equity position in Sterling from 12% to 80.1% (see Note 8 "Sterling Transaction"). The Sterling Transaction, which was facilitated, in part, by the Unwinding Agreements (which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights), will enable the Company to share in any future profitable operations of Sterling.

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

         Operating results for the three and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

         Adoption of SFAS No. 133 had no effect on the Company's financial statements.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective the first day of the fiscal year of SFAS 142 implementation all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective the first day of the fiscal year of SFAS 142 implementation, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until the first day of the SFAS 142 implementation year, at which time annual and quarterly goodwill amortization of $8,000 and $2,000 will no longer be recognized. By the last day of the SFAS 142 implementation year the Company will have completed a transitional fair value based impairment test of goodwill as of the first day of the SFAS 142 implementation year. Impairment losses, if any, resulting from the transitional testing will be recognized in the first quarter of the SFAS 142 implementation year, as a cumulative effect of a change in accounting principle.

         As required by SFAS 142, the approximately $6.1 million of goodwill acquired in the Sterling Transaction will not be amortized. The Company does not plan to early adopt any of the other provisions of SFAS 141 or 142.

4.       SEGMENT INFORMATION

         The Company has historically operated as a wholesale distributor of automotive aftermarket accessories. Its subsidiary, SCPI, continues as one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the fourth quarter of fiscal 2001, expanded its product offerings to include lawn and garden products. SCPI's customer base of discount retail chains, hardware, drug and supermarket retailers, is essentially the same across its product lines (the "Distribution Segment").

         In July 2001, the Company increased its equity investment in Sterling from 12% to 80.1%. Sterling is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail (the "Construction Segment").

         Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its President and Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

         The Company's operations are organized into the two operating segments included in the following table (in thousands):

Three months ended 8/31/2001                                              Consolidated
SEGMENTS                            Construction  Distribution   Other       Total
                                    ------------  ------------  -------   ------------
Revenues                            $     18,401  $      5,263       --   $     23,664
Operating profit (loss)                      867           (53)    (428)  $        386
Interest expense                                                          $       (693)
Minority interest expense                                                 $        (83)
                                                                          ------------
Pre-tax loss from continuing
operations                                                                $       (390)
                                                                          ============

Segment assets                            39,213         7,193   10,302   $     56,708

                                       Distribution
                                    ------------------
Three months ended 8/31/2000          SCPI      SCPI                             Consolidated
SEGMENTS                              Auto      Pet        OTI      Corporate         Total
                                    -------    -------   -------    ---------    ------------
Net sales                             4,700        585        --           --    $      5,285
Operating profit (loss)                 213         84       (83)         (11)   $        203
Interest expense                                                                 $       (583)
                                                                                 ------------
Pre-tax loss from continuing
operations                                                                       $       (380)
                                                                                 ============

Segment assets                        7,279        320    11,426        4,088    $     23,113


Six months ended 8/31/2001                                                Consolidated
SEGMENTS                            Construction  Distribution   Other       Total
                                    ------------  ------------  -------   ------------
Net sales                           $     18,401        10,982       --   $     29,383
Operating profit (loss)                      867           163     (658)  $        372
Interest expense                                                          $     (1,424)
Minority interest expense                                                 $        (83)
Pre-tax loss from continuing
operations                                                                $     (1,135)
                                                                          ============
Segment assets                            39,213         7,193   10,302   $     56,708



                                       Distribution
                                    ------------------
Six months ended 8/31/2000            SCPI      SCPI                             Consolidated
SEGMENTS                              Auto      Pet        OTI      Corporate         Total
                                    -------    -------   -------    ---------    ------------
Net sales                             9,817      1,213        --           --    $     11,030
Operating profit (loss)                 527        158      (147)        (160)   $        378
Interest expense                                                                 $     (1,155)
Pre-tax loss from continuing
operations                                                                       $       (777)
                                                                                 ============
Segment assets                        7,279        320    11,426        4,088    $     23,113

5.       SUMMARY FINANCIAL INFORMATION

         As described in Note 1 "Interim Financial Statements", effective July 3, 2001, OTI returned its remaining equity interest in New Heights to KTI which has been treated as discontinued operations. Summarized financial information is therefore provided herein for New Heights for the month ended June 30, 2001 (through the date of disposition) and three and six months ended August 31, 2000 (in thousands):

                                                          June 30, 2001         August 31, 2000
                                                          -------------         ---------------
Current assets........................................      $  3,720                $  4,573
Non-current assets....................................        37,086                  40,565

Current liabilities...................................      $ 24,457                $  7,908
Non-current liabilities...............................            --                   9,293
Net equity............................................        16,349                  27,937

                                                           Month ended        Three months ended
                                                          June 30, 2001         August 31, 2000
                                                          -------------       ------------------
Total revenues........................................       $  1,583              $ 5,343
Net loss..............................................         (1,000)              (2,428)

                                                          Four months ended         Six months ended
                                                            June 30, 2001           August 31, 2000
                                                          -----------------         ----------------
Total revenues........................................         $ 5,253                  $ 5,913
Net loss..............................................          (3,586)                  (3,848)

6.       BORROWING ARRANGEMENT

         In conjunction with the Sterling Transaction, Sterling increased the size of its revolving credit agreement (the "Sterling Revolver") with an institutional lender from $10.0 million to $13.0 million and borrowed $4.9 million, which was immediately loaned to the Company and used to fund part of the Sterling Transaction. The outstanding balance at August 31, 2001 was $4.9 million. The Sterling Revolver carries interest at prime, subject to the achievement of certain financial targets. The three-year agreement is secured by all equipment at Sterling and is subject to compliance with certain financial covenants. Sterling paid a fee of $125,000 in connection with the Sterling Revolver, which will be amortized over the life of the loan.

         In July 2001, SCPI completed a refinancing of its existing $4.5 million revolving line of credit. The new revolving line of credit (the "SCPI Revolver") provided for a maximum line of $5.0 million and carried interest at a rate of prime plus 1%. The Revolver is subject to a borrowing base, is secured by the accounts receivable, inventory and all other assets of SCPI, is subject to the maintenance of various financial covenants, and required a closing fee of $50,000. The Company was relieved of all outstanding obligations under the former line of credit upon completion of the refinancing.

         Due to the bankruptcy filing of a significant customer in August 2001, SCPI defaulted on the terms of the Revolver. In order to cure the default, in September 2001 SCPI and its lender amended the Revolver to reduce the maximum line to $3.75 million and increase the interest rate to prime plus 1.5%. The maturity date of the loan was accelerated to April 1, 2002 and compliance under certain financial covenants was waived for the second quarter. SCPI paid a fee of $7,500 in connection with the restructuring.

7.       DISCONTINUED OPERATIONS (DISPOSITION OF NEW HEIGHTS)

         In April 2001, the Company entered into certain agreements (the "Unwinding Agreements") with Casella Waste Systems, Inc. and KTI, Inc. ("KTI") which provided for the transfer to KTI of the equity interest owned by the Company's subsidiary, Oakhurst Technology, Inc. ("OTI") in New Heights Recovery and Power, LLC ("New Heights") in return for (a) Oakhurst common stock held by KTI, (b) cancellation of the KTI Loan and accrued interest thereon, except for $1 million and (c) the issuance to KTI of Oakhurst warrants. These agreements were finalized in July 2001. The net effect of the Unwinding Agreements is as follows (in thousands):

                  Cancellation of debt and accrued interest        $ 17,064
                  Purchase of common stock into treasury              1,297
                  Transfer of equity interest in New Heights         (2,891)
                  Issuance of new 4-year note at 12%, net of the
                     unamortized fair value of the warrants            (950)
                                                                   --------
                  Adjustment to paid-in capital                    $ 14,520
                                                                   ========


8.       INVESTMENT IN AFFILIATED COMPANY ("STERLING TRANSACTION")

         Following completion of the Unwinding Agreements (see Note 7 - "Disposition of New Heights"), which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights, on July 18, 2001, the Company completed the "Sterling Transaction", in which it increased its equity ownership in Sterling from 12% to 80.1%. Sterling is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. The results of Sterling have been included since that date. As a result of the acquisition, the Company is expected to be able to benefit from the increase in infrastructure spending in Texas, although such benefits cannot be assured, and to the extent such benefits result in profits subject to federal income taxes, such taxes may, in large part, be sheltered by the Company's substantial net operating loss carryforwards.

         Total consideration for the increase in equity was $22.2 million, including the Company's previous investment in Sterling of $2.7 million, and consisted of (a) cash payment of $9.9 million, (b) conversion of a $1.3 million Sterling subordinated note receivable into Sterling equity, (c) issuance of subordinated notes and warrants, and (d) the sale of Oakhurst common stock. The value of the 1,124,536 shares of common stock sold was determined based on the average price of the Company's common shares over the 5-day period before and after the closing date.

         Additionally, the Company gave certain selling shareholders a "Put" option for the remaining 19.9% of Sterling stock owned by them, pursuant to which they have the right to sell the remaining Sterling shares to the Company in July 2005 at a price of $105 per share. The Company recorded the fair value of the Put as a $4.4 million liability at July 18, 2001. The fair value of the Put is to be reviewed quarterly and any changes reflected as components of pre-tax earnings. There was no significant change in the fair value of the Put at August 31, 2001.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement: (in thousands)

                                At July 18, 2001

Current assets                                 $ 22,213
Property, plant and equipment                    18,242
Goodwill and intangible assets                    6,153
Deferred tax asset                                3,725
                                               --------
     Total assets acquired                       50,333
Current liabilities                             (15,663)
Long-term debt                                  (10,332)
                                               --------
     Total liabilities assumed                  (25,995)
Minority interest                                (2,126)
                                               --------
                                               $ 22,212
                                               ========

         Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by Sterling under its bank revolving credit, and by the Company through the issuance of notes and sale of common stock, as follows (in thousands):


                           Sterling Revolver                                    $ 4,900
                           Subordinated notes                                     2,580
                           Short-term subordinated note payable                   1,500
                           Sale of Oakhurst common stock                            908
                                                                                -------
                                                                                $ 9,888
                                                                                =======

         The following summary unaudited pro forma financial information for the three and six months ended August 31, 2001 is presented as if the Unwinding Agreements described in Note 7 and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data).

                                                 Second quarter ended
                                                 --------------------
                                         August 31, 2001     August 31, 2000
                                         ---------------     ---------------
Total revenues                                $31,408            $25,821

Net (loss) income                             $  (414)           $   412

Net (loss) income per share                   $ (0.08)           $  0.08

                                                  Six months ended
                                                  ----------------
                                         August 31, 2001     August 31, 2000
                                         ---------------     ---------------
Total revenues                               $56,657             $47,390

Net (loss) income                            $  (426)            $ 1,504

Net (loss) income per share                  $ (0.09)            $  0.30

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the above dates, nor may it be indicative of the future financial position or results of operations.

9.       SUBSEQUENT EVENT

         On July 23, 2001, the Board of Directors recommended a name change of the Company to more clearly reflect the change in nature of the businesses conducted. The shareholders of the Company voted at its Annual Shareholders Meeting on October 16, 2001 in favor of changing the name of the Company from "Oakhurst Company, Inc." to "Sterling Construction Company, Inc."

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

         Oakhurst's principal business historically has been the distribution of automotive aftermarket accessories. Its one remaining automotive accessory distributor following the disposal of Dowling's in fiscal 2001 is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, together with non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania.

         In December 1998, Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of a restructuring opportunity at New Heights Recovery and Power, LLC ("New Heights"). In connection with the formation of OTI, Oakhurst and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that subsequently merged into Casella Waste Systems, Inc. in December 1999.

         The December 1998 agreements with KTI included the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the purchase of stock, KTI committed to lend Oakhurst under a loan agreement (the "KTI Loan") up to a minimum of $11.5 million, and OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights, a fully-integrated recycling and waste-to-energy facility located in Ford Heights, Illinois.

         In addition to the New Heights investment, in January 1999 OTI utilized an aggregate of approximately $2.7 million from the Equity Proceeds and the KTI Loan to make a minority investment in Sterling Construction Company, ("Sterling"). Sterling is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. In October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 was due to Robert Davies, formerly Chairman and Chief Executive Officer of Oakhurst. Under a Participation Agreement, Maarten Hemsley, formerly President and now Chief Financial Officer of Oakhurst, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The balance of the notes issued to acquire the second tranche is owed to certain directors and management of Sterling, a portion of which was reflected as adjustments to additional paid-in capital. These notes were restructured as part of the Sterling Transaction whereby Oakhurst further increased its equity percentage in Sterling from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

         In April 2001, certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's interest in New Heights was transferred to KTI, (b) the Oakhurst common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at July 3, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April, 2001 and became effective upon their release from escrow on July 3, 2001. Because the transaction was with a related party the Company did not record a gain in connection with the Unwinding Agreements; the effects of the agreements were recorded as adjustments to additional paid-in capital.

         Following completion of the Unwinding Agreements, which resulted, inter alia, in the elimination of most of the loans attributable to New Heights, Oakhurst completed the Sterling Transaction in July 2001, pursuant to which the Company increased its investment in Sterling, from the 12% interest held at February 28, 2001, to 80.1%.

         As a condition to the completion of the Sterling Transaction, in July 2001, SCPI committed to change lenders on its revolving line of credit due to the bankruptcy filing of its former lender. The new two-year line of credit provided for a maximum line of $5.0 million, subject to a borrowing base and carried interest at prime plus 1%. Due to the bankruptcy filing of a significant customer of SCPI in August 2001, which created a default under its terms, the line of credit was amended in September 2001 to reduce the maximum borrowing level, increase the interest rate and accelerate the term.

         For its fiscal year ended September 2000 Sterling's revenues were $76 million and net income was $3.6 million. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $8.5 million. For the eleven months ended August 2001 Sterling's results reflected revenues of $78 million, net income of $1.5 million and EBITDA of $6.0 million.

         The completion of the Unwinding Agreements terminated the substantial negative impact on the Company of the continuing losses at New Heights and allowed the Company, through the Sterling Transaction, to be in a position to achieve profitability in the future, and to the extent such profits are subject to federal income taxes they may, in large part, be sheltered by the Company's substantial net operating loss carryforwards. However, such future profitability cannot be assured.

         Following the acquisition of Sterling in the second quarter of fiscal 2002, Oakhurst now reports two operating segments, Construction and Distribution. The Construction segment comprises Sterling Construction, which is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail.

         The Distribution segment, comprising SCPI, operates under the trade name Steel City Products, and principally sells automotive accessories, non-food pet supplies and lawn and garden products to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States.

         Each of SCPI and Sterling is managed by its own decision makers and comprises unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of the distribution segment and its working capital needs to allocate financial resources. The operating profitability of the construction segment is reviewed by Joseph P. Harper, the Company's President and Sterling's President and Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

LIQUIDITY AND CAPITAL RESOURCES
FINANCING

         At Sterling, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, and in billings in excess of cost and estimated earnings. Sterling's cash requirements are also impacted by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under the Sterling Revolver, although occasionally Sterling may lease or rent equipment.

         At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers.

         At August 31, 2001, the Company's debt consisted of (in thousands):

                    Related party notes:
                         Subordinated debt                           $ 6,000
                         Zero coupon notes                             5,083
                         Short-term subordinated note                  1,500
                         Management/director notes                     2,048
                                                                     -------
                                                                      14,631
                    Sterling revolver                                  4,875
                    SCPI revolver                                      3,328
                    Mortgage payable                                   1,429
                    KTI Loan                                             972
                    Equipment notes & capital leases                     215
                    Other                                                359
                                                                     -------
                                                                     $25,809
                                                                     =======

Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of Sterling were issued subordinated promissory notes in the amount of $6 million in partial payment for shares of Sterling. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in Sterling. Warrants for Oakhurst common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing. Warrants issued in connection with the notes become exercisable in four years at $1.50 per share.

Short-term Subordinated Note

         In order to facilitate the Sterling Transaction, Sterling borrowed $1.5 million from one of the Company's shareholders. The note is payable in two installments on September 30, 2001 and December 31, 2001. The note bears interest at 12%. The first installment was made on September 30, 2001.

Management/Director Notes

         Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of Sterling were restructured as part of the Sterling Transaction. Of the total, notes for $800,00 were due to members of Sterling's management, including Joseph
P. Harper, since appointed President of Oakhurst. Notes totaling approximately $550,000 were due to Robert Davies, former Chairman and Chief Executive Officer of Oakhurst, and, through a participation agreement, Maarten Hemsley, formerly President and now Chief Financial Officer of Oakhurst. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain accrued amounts due to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of Oakhurst and SCPI, or from proceeds of any sale of SCPI's business.

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, Sterling entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base. The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of Sterling.

         Management believes that the Sterling Revolver will provide adequate funding for Sterling's working capital, debt service and capital expenditure requirements, including seasonal fluctuations.

         Due to concerns stemming from SCPI's institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into agreements for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base. The new revolver carried an interest rate equal to prime plus 1%. Due to the bankruptcy filing of a significant customer of SCPI in August 2001, which created a default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and accelerate the term to April 30, 2002.

         Management believes that the SCPI Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations.

KTI Loan

         In December 1998, Oakhurst entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

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

         Effective July 2001, all except $1,000,000 of the KTI Loan and accrued interest thereon was cancelled pursuant to the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan has been accounted for by a reduction for the fair value of the approximately 494,000 warrants for Oakhurst common stock issued to KTI, to be amortized over the life of the loan.

Sterling Mortgage

         In June 2001, Sterling completed the construction of a new headquarters building on land adjacent to its existing equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities, at a rate of 7.75% per annum, repayable over 15 years. The new mortgage is cross-collateralized with an existing mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.

Other Debt

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the SCPI Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

CASH FLOWS

         Net cash provided by operating activities in the six months ended August 31, 2001 increased by approximately $3.3 million compared with the six months ended August 31, 2000. The increase was principally due to higher levels of vendor payables and other accrued expenses.

         In July 2001, the Company increased its investment in Sterling from 12% to 80.1% and paid approximately $9.3 million for the acquisition. In the prior year, the Company increased its investment in New Heights by $3.3 million. In July 2001, the Company returned its equity investment to KTI in exchange for cancellation of debt and return of stock.

         In the six months ended August 31, 2001 and August 31, 2000, the Company's financing activities provided cash of $7.5 million and $4.5 million, respectively. The increase in the current year was primarily the result of the debt issued to finance the Sterling Transaction and in the prior year, the result of debt incurred to finance New Heights..

MATERIAL CHANGES IN FINANCIAL CONDITION

         Except as described above, at August 31, 2001, there had been no material changes in the Company's financial condition since February 28, 2001, as discussed in Item 7 of the Company's Annual Report on Form 10-K for fiscal 2001.

         The effect of the Unwinding Agreements and the Sterling Transaction have been, inter alia, to substantially improve the Company's shareholders' equity, which was approximately $1.8 million at August 31, 2001 compared with negative $12.1 million at the end of the preceding quarter.

         In August 2001, a significant customer of the Company's SCPI subsidiary filed for bankruptcy, and as a result, the lender under the SCPI Revolver amended the credit agreement in September 2001. Provisions of the amendment included the acceleration of the term of the SCPI Revolver to expire in April 2002. As a result, the SCPI Revolver is presented as a short-term liability.

RESULTS OF OPERATIONS

         Operations include the consolidated results for SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive accessories, non-food pet supplies and lawn and garden products (the "Distribution Segment"). In July 2001, the Company increased its investment in Sterling from 12% to 80.1%. Sterling is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. Sterling's operations consist of one segment (the "Construction Segment"). Until July 2001, OTI held investments in the construction industry and the waste-to-energy industry.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2000

CONSTRUCTION

         Sterling became a majority-owned subsidiary of the Company on July 18, 2001. Sterling provides pipe-laying and road construction services primarily to municipalities in Texas and to the Texas Department of Transportation. Revenues on construction contracts in progress totaled $18.4 million since the date of acquisition by the Company.

         Gross profit for the period was $1.6 million, or 8.7% of contract revenues.

         Sterling reported pre-tax income of $674,000 in the period.

DISTRIBUTION
Automotive accessories

         Sales of automotive accessories decreased by $360,000 in the second quarter of the current year compared with sales in the same period last year. Sales to existing customers decreased by $559,000, principally as a result of the Chapter 11 bankruptcy filing in August 2001 of a significant customer. Reduced sales to this customer alone accounted for $310,000 of the decrease in sales. Offsetting some of this decrease were sales to new automotive customers of $199,000 in the second quarter.

         Gross profit in the second quarter of fiscal 2002 was $852,000, or 19.6% of sales, compared with $866,000, or 18.4% of sales. The decrease of $14,000 was due to the lower sales volume, but offset by higher margins due to promotions during the Company's summer road show.

         Operating profit for the automotive segment decreased from the prior year by approximately $405,000, due to an increase in bad debt expense to provide for the bankruptcy filing of a significant customer.

Pet supplies

         Sales of non-food pet supplies in the second quarter were $636,000, an increase of $52,000 compared with the second quarter of the prior year, due to increased sales to existing customers.

         Gross profit was $247,000, an increase of $65,000 compared with the second quarter of the prior year, due to higher margins earned on certain products, as well as the higher sales volume. The pet supply segment reported operating profit in the second quarter of $149,000.

Lawn and garden products

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the second quarter of fiscal 2002 totaled $286,000.

         Gross profit was $14,000, or 5.0% of sales due to additional costs associated with starting up this division. The lawn and garden segment reported an operating loss of $11,000 in the second quarter.

OTI

         Expenses at OTI decreased by approximately $74,000 mostly related to the expiration of employment agreements and a reduction in personnel.

         The loss from equity investment at New Heights decreased by $300,000 compared with the second quarter of the prior year and is reflected as discontinued operations. Due to substantial and continuing losses at New Heights, the equity investment was returned to KTI effective July 3, 2001.

CORPORATE

         Expenses at the corporate level increased by approximately $115,000 due primarily to fees resulting from the Unwinding Agreements and the Sterling Transaction.

         Interest expense decreased by $33,000 due to the cancellation of the KTI Loan in July 2001.

SIX MONTHS ENDED AUGUST 31, 2001 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 2000

CONSTRUCTION

         Sterling became a majority-owned subsidiary of the Company on July 18, 2001. Sterling provides pipe-laying and road construction services primarily to municipalities in Texas and to the Texas Department of Transportation. Revenues on construction contracts in progress totaled $18.4 million since the date of acquisition by the Company.

         Gross profit for the period was $1.6 million, or 8.7% of contract revenues.

         Sterling reported pre-tax income of $674,000 in the period.

DISTRIBUTION
Automotive accessories

         Sales of automotive accessories decreased by approximately $880,000 in the first six months of the current year compared with sales in the same period last year. Sales to existing customers decreased by $1.2 million, principally as a result of customers that are purchasing product directly from the manufacturer, that have downsized their automotive departments, or are facing increased competition from discount chains. In addition, in August 2001 a significant customer of the Company filed for bankruptcy protection. Reduced sales to this customer totaled approximately $600,000 for the six months compared with sales to the same customer last year. Offsetting some of this decrease were sales to new automotive customers of $320,000 in the first six months.

         Gross profit in the first half of fiscal 2002 was $1.6 million, or 18.3% of sales, compared with $1.9 million, or 19.5% of sales. The decrease of $279,000 was due to the lower sales volume, combined with lower margins attributed to a shift in the Company's customer base which were not offset by summer promotions.

         Operating profit for the automotive segment decreased from the prior year by approximately $586,000, due primarily to lower margins earned and to the increase in bad debt expense due to the bankruptcy filing of a significant customer.

Pet supplies

         Sales of non-food pet supplies in the first six months were $1.3 million, an increase of approximately $100,000 compared with the first six months of the prior year, due to increased sales to existing customers.

         Gross profit was $447,000, an increase of $68,000 compared with the first six months of the prior year due to the higher revenues and higher margins on certain products in the second quarter. The pet supply segment reported operating profit in the first half of $225,000, compared with a profit of $158,000 in the first six months of the prior year.

Lawn and garden products

         SCPI began the distribution of lawn and garden products in the third quarter of fiscal 2001. Sales in the first six months of fiscal 2002 totaled $727,000.

         Gross profit was $47,000, or 7.0% of sales due to additional costs associated with starting up this division. The lawn and garden segment reported an operating loss of $3,000 in the first six months.

OTI

         Expenses at OTI decreased by approximately $150,000 mostly related to the expiration of employment agreements and a reduction in personnel.

         The loss from equity investment at New Heights decreased by $97,000 compared with the fist six months of the prior year and is reflected as discontinued operations. Due to substantial and continuing losses at New Heights, the equity investment was returned to KTI effective July 3, 2001.

CORPORATE

         Expenses at the corporate level increased by approximately $140,000 due primarily to fees resulting from the Unwinding Agreements and the Sterling Transaction.

         Interest expense increased by $269,000 due interest accrued on the KTI Loan prior to its cancellation in July 2001 and to interest on the notes issued in connection with the Sterling Transaction.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Oakhurst is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Oakhurst's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the six months ended August 31, 2001 by approximately $12,000.

         As part of the Sterling Transaction, in July 2001 the Company gave certain selling Sterling shareholders a "Put" option for the remaining 19.9% of Sterling stock owned by them, pursuant to which they have the right to sell the remaining Sterling shares to the Company in July 2005 at a price of $105 per share. The Company recorded the fair value of the Put as a $4.4 million liability at July 18, 2001. The fair value of the Put is to be reviewed quarterly and any changes reflected as components of pre-tax earnings. There was no significant change in the fair value of the Put at August 31, 2001.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             *10.3 Amendment to Revolving Credit Agreement dated September 12, 2001 between Steel City Products, Inc. and National City Bank of Pennsylvania

         (b) Current Report on Form 8-K dated July 31, 2001.

----------
         *filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OAKHURST COMPANY, INC.


Date:    October 17, 2001               By:        /s/ Joseph P. Harper, Sr.
                                                 -------------------------------
                                                 Joseph P. Harper, Sr.
                                                 President


Date:    October 17, 2001               By:        /s/ Maarten D. Hemsley
                                                 -------------------------------
                                                 Maarten D. Hemsley
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 *10.3        Amendment to Revolving Credit Agreement dated September 12, 2001 between Steel City Products, Inc. and National City Bank of
              Pennsylvania


----------
         *filed herewith