Form 10-Q/A
period 2000-05-31
OAKHURST CO INC
filed 2001-11-13
CIK 874238

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDED FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------     ------------------

Commission file number: 0-19450

                             OAKHURST COMPANY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       25-1655321
     ------------------------                           -----------------
     (State of Incorporation)                           (I.R.S. Employer
                                                       Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE

                                      19808
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        As of July 20, 2000, 4,943,018 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets at May 31, 2000 and February 29, 2000............................  3

Condensed Consolidated Statements of Operations for the three month periods ended
  May 31, 2000 and May 31, 1999 .......................................................................  4

Condensed Consolidated Statements of Cash Flows for the three month periods ended
  May 31, 2000 and May 31, 1999 .......................................................................  5

Notes to Condensed Consolidated Financial Statements ..................................................  6

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                  May 31,            February 29,
                                                                                    2000                 2000
                                                                                  --------           ------------
ASSETS
Current assets:
    Cash .............................................................            $    308             $    152
    Trade accounts receivable, less allowance of
      $313 and $367, respectively ....................................               3,387                3,446
    Other receivables ................................................                 260                  244
    Inventories ......................................................               6,163                6,803
    Other ............................................................                 123                  135
                                                                                  --------             --------
        Total current assets .........................................              10,241               10,780
                                                                                  --------             --------

Property and equipment, at cost ......................................               2,334                2,322
    Less accumulated depreciation ....................................              (1,587)              (1,515)
                                                                                  --------             --------
                                                                                       747                  807
                                                                                  --------             --------
Investments:
    Equity ...........................................................               6,645                5,336
    Other ............................................................               2,745                2,745
Note receivable ......................................................               1,330                1,330
Excess of cost over net assets acquired, net .........................                 154                  156
Other assets .........................................................                 420                  279
                                                                                  --------             --------
                                                                                    11,294                9,846
                                                                                  --------             --------
                                                                                  $ 22,282             $ 21,433
                                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable .................................................            $  6,948             $  7,259
    Accrued compensation .............................................                 320                  503
    Current maturities of long-term obligations ......................               2,620                2,743
    Current maturities of long-term obligations, related parties .....              12,250                   88
    Accrued interest .................................................               1,276                  838
    Other accrued expenses ...........................................                 371                  359
                                                                                  --------             --------
        Total current liabilities ....................................              23,785               11,790
                                                                                  --------             --------

Long-term obligations:
    Long-term debt ...................................................               3,227                3,172
    Long-term debt, related parties ..................................                  --               10,076
    Other long-term obligations ......................................                 165                  180
                                                                                  --------             --------
        Total long-term obligations ..................................               3,392               13,428
                                                                                  --------             --------

Commitments and contingencies ........................................                  --                   --

Stockholders' deficiency:
    Preferred stock, par value $0.01; authorized
      1,000,000 shares, non issued ...................................                  --                   --
    Common stock, par value $0.01 per share; authorized 14,000,000
      shares, issued 4,943,018 .......................................                  49                   49
    Additional paid-in capital .......................................              47,204               47,204
    Deficit (Reorganized on August 26, 1989) .........................             (52,147)             (51,037)
    Treasury stock, at cost, 207 common shares .......................                  (1)                  (1)
                                                                                  --------             --------
        Total stockholders' deficiency ...............................              (4,895)              (3,785)
                                                                                  --------             --------
                                                                                  $ 22,282             $ 21,433
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                           Three months           Three months
                                                                              Ended                   Ended
                                                                           May 31, 2000           May 31, 1999
                                                                           -----------             -----------
Sales .........................................................            $     5,745             $     5,625
Other income ..................................................                     44                      32
                                                                           -----------             -----------
                                                                                 5,789                   5,657
                                                                           -----------             -----------

Cost of goods sold, including occupancy and buying expenses ...                  4,502                   4,456
Operating, selling and administrative expenses ................                  1,099                   1,074
Provision for doubtful accounts ...............................                     13                      22
Interest expense ..............................................                    572                     201
                                                                           -----------             -----------
                                                                                 6,186                   5,753
                                                                           -----------             -----------

Loss before loss on equity investment and income taxes ........                   (397)                    (96)

Loss from equity investment ...................................                   (711)                   (246)

Income tax expense ............................................                     (2)                     (2)
                                                                           -----------             -----------

Loss from continuing operations ...............................                 (1,110)                   (344)

Loss from discontinued operations .............................                     --                    (209)
                                                                           -----------             -----------

Net loss ......................................................            $    (1,110)            $      (553)
                                                                           ===========             ===========

Basic and diluted net loss per share
    Continuing operations .....................................            $     (0.22)            $     (0.07)
    Discontinued operations ...................................                     --                   (0.04)
                                                                           -----------             -----------
    Net loss per share ........................................            $     (0.22)            $     (0.11)
                                                                           ===========             ===========

Weighted average number of shares outstanding used in computing
    basic and diluted per share amounts .......................              4,943,018               4,943,018
                                                                           ===========             ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                     Three months         Three months
                                                                         Ended                Ended
                                                                     May 31, 2000          May 31, 1999
                                                                     ------------          ------------
Cash flows from operating activities:
   Loss from continuing operations .........................            $(1,110)            $  (344)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
            Depreciation and amortization ..................                 34                  50
            Loss from equity investment ....................                711                 246

   Other changes in operating assets and liabilities:
            Accounts receivable ............................                 26                (198)
            Inventories ....................................                352                (265)
            Accounts payable ...............................               (372)              1,430
            Other ..........................................                271                (335)
                                                                        -------             -------
   Net cash (used in) provided by operating activities of:
            Continuing operations ..........................                (88)                584
            Discontinued operations ........................                151                (105)
                                                                        -------             -------
   Net cash provided by operating activities ...............                 63                 479
                                                                        -------             -------

   Cash flows from investing activities:
            Additions to property and equipment ............                (12)                 (3)
            Increase in investment .........................             (2,020)               (140)
            Other ..........................................                 --                  --
                                                                        -------             -------
   Net cash used in investing activities ...................             (2,032)               (143)
                                                                        -------             -------
   Cash flows from financing activities:
            Net borrowings (repayments) under
               revolving credit agreement ..................                 55                (348)
            Borrowings under long-term obligations .........              2,108                 140
            Principal payments on long-term obligations ....                (38)                (39)
            Deferred loan costs ............................                 --                 (75)
                                                                        -------             -------
   Net cash provided by (used in) financing activities .....              2,125                (322)
                                                                        -------             -------
   Net increase in cash ....................................                156                  14
   Cash at beginning of period .............................                152                 241
                                                                        -------             -------
   Cash at end of period ...................................            $   308             $   255
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

        The assets and liabilities of Dowling's included in the consolidated balance sheet at May 31, 2000 consisted of the following:

        Assets:
        Cash ......................................            $  200
        Trade accounts receivable .................               919
        Other receivables .........................               223
        Inventories ...............................             1,719
        Property and equipment, net ...............               376
        Other assets ..............................               423

        Liabilities:
        Accounts payable ..........................            $2,436
        Accrued compensation ......................                79
        Current portion of long-term debt .........             1,756
        Other current liabilities .................                49

4. SEGMENT INFORMATION

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


Three months ended May 31, 2000             SCPI          SCPI                                                CONSOLIDATED
SEGMENTS                                    AUTO          PET         DOWLING'S         OTI       CORPORATE      TOTAL
                                           -------       -------       -------       -------       -------    ------------
Net sales ...........................      $ 5,117       $   628                          --            --      $ 5,745
                                           =======       =======                     =======       =======      =======
Operating profit (loss) .............      $   313       $    75                     $   (64)      $  (149)     $   175
Segment assets ......................      $ 7,046       $   305       $ 3,860       $10,791       $   280      $22,282
===========================================================================================================================


Three months ended May 31, 1999             SCPI          SCPI                                                CONSOLIDATED
SEGMENTS                                    AUTO          PET         DOWLING'S        OTI        CORPORATE      TOTAL
                                           -------       -------      ---------      -------      ---------   ------------
Net sales ...........................      $ 5,063       $   562                          --            --      $ 5,625
                                           =======       =======                     =======       =======      =======
Operating profit (loss) .............      $   245       $    74                     $   (45)      $  (169)     $   105
Loss from discontinued operations ...                                  $  (209)                                 $  (209)
Segment assets ......................      $ 6,806       $   335       $ 4,219       $ 3,783       $ 2,326      $17,469
===========================================================================================================================

5. SUMMARY FINANCIAL INFORMATION

        Summarized financial information is provided herein for New Heights for the fiscal year to date (in thousands):


                                               May 31, 2000
                                               ------------
Current assets ............................      $ 2,482
Non-current assets ........................       38,881

Current liabilities .......................        4,652
Non-current liabilities ...................        8,220

Net equity ................................       28,491


                                   Three months ended
                                       May 31, 2000
                                   ------------------
Total revenues ...................      $   570
Net loss .........................       (1,420)

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

CASH FLOWS

        Net cash provided by operating activities for the three months ended May 31, 2000 and May 31, 1999 was $63,000 and $479,000, respectively. The decrease was due primarily to a reduction in payables in the current year.

        For the three months ended May 31, 2000 cash used in investing activities was $2.0 million, and increase of $1.9 million compared with the prior year due to the increase in investment in New Heights.

        The Company's financing activities provided cash of $2.1 million for the three months ended May 31, 2000, principally from the issuance of long-term debt to complete the upgrade to the New Heights facility. There was a slight increase in borrowings under the revolving credit agreement for the three months ended May 31, 2000. In the prior year, a reduction in the revolving loan agreement of $348,000 was offset by increases in accounts payable.

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

THREE MONTHS ENDED MAY 31, 2000 COMPARED WITH THREE MONTHS ENDED MAY 31, 1999

Automotive Segment

        Sales in the first quarter of the current year increased by $54,000 compared with the first quarter of the prior year. Sales to existing automotive customers decreased by $246,000 due primarily to the loss of a customer in the fourth quarter of fiscal 2000. Some of the loss in sales to this customer was offset by increased sales to other existing customers which have expanded their product offerings or which have acquired additional locations. Sales to new customers totaled approximately $300,000 in the first quarter.

        Gross profits increased $53,000 due to higher sales volume and higher margins earned on certain products.

        The automotive segment reported an operating profit of $313,000 in the current year, compared with a profit of $245,000 in the prior year, due primarily to higher sales and better margins.

Pet supply segment

        Sales of non-food pet products totaled $628,000, an increase of $66,000 compared with the first quarter of the prior year, due primarily to increased sales to existing customers.

        Gross profits increased by $20,000 in the first quarter of the current year compared with the first quarter of the prior year, due to the higher sales volume.

        The pet supply segment reported an operating profits of $75,000, essentially equal to the prior year, as the higher sales volume was offset by higher expenses, primarily commissions paid.

OTI

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


        ----------
        [X] Management contract or compensatory plan or arrangement

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OAKHURST COMPANY, INC.

Date: November 9, 2001                 By:  /s/ Joseph Harper
                                            ---------------------------------
                                                Mr. Joseph Harper
                                                President

Date: November 9, 2001                 By:  /s/ Maarten D. Hemsley
                                            ---------------------------------
                                                Mr. Maarten D. Hemsley
                                                Chief Financial Officer