Form 10-Q/A
period 2000-08-31
OAKHURST CO INC
filed 2001-11-13
CIK 874238

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

For the transition period from ___________to _____________

Commission file number: 0-19450

                             OAKHURST COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              25-1655321
 -------------------------                                 ----------------
  (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at August 31, 2000
 and February 29, 2000.....................................................   3


Condensed Consolidated Statements of Operations for the three month
 periods ended August 31, 2000 and August 31, 1999.........................   4


Condensed Consolidated Statements of Operations for the six month
 periods ended August 31, 2000 and August 31, 1999.........................   5


Condensed Consolidated Statements of Cash Flows for the six month
 periods ended August 31, 2000 and August 31, 1999 ........................   6


Notes to Condensed Consolidated Financial Statements.......................   7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                           August 31,  February 29,
                                                                                             2000         2000
                                                                                           --------     --------
Current assets:
          Cash ........................................................................    $    349     $    152
          Trade accounts receivable, less allowance of $202 and $367, respectively ....       3,724        3,446
          Other receivables ...........................................................         218          244
          Inventories .................................................................       6,009        6,803
          Other .......................................................................         185          135
                                                                                           --------     --------
                            Total current assets ......................................      10,485       10,780
                                                                                           --------     --------

Property and equipment, at cost .......................................................       2,403        2,322
          Less accumulated depreciation ...............................................      (1,661)      (1,515)
                                                                                           --------     --------
                                                                                                742          807
                                                                                           --------     --------
Investments:
          Equity ......................................................................       7,310        5,336
          Other .......................................................................       2,745        2,745
Note receivable .......................................................................       1,330        1,330
Excess of cost over net assets acquired, net ..........................................         152          156
Other assets ..........................................................................         349          279
                                                                                           --------     --------
                                                                                             11,886        9,846
                                                                                           --------     --------
                                                                                           $ 23,113     $ 21,433
                                                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
          Accounts payable ............................................................    $  5,968     $  7,259
          Accrued compensation ........................................................         400          503
          Current maturities of long-term obligations .................................       2,719        2,743
          Current maturities of long-term obligations, related parties ................      13,655           88
          Accrued interest ............................................................       1,696          838
          Other accrued expenses ......................................................         246          359
                                                                                           --------     --------
                            Total current liabilities .................................      24,684       11,790
                                                                                           --------     --------

Long-term obligations:
          Long-term debt ..............................................................       4,204        3,172
          Long-term debt, related parties .............................................          --       10,076
          Other long-term obligations .................................................         168          180
                                                                                           --------     --------
                            Total long-term obligations ...............................       4,372       13,428
                                                                                           --------     --------

Commitments and contingencies .........................................................          --           --

Stockholders' deficiency:
          Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued ...          --           --
          Common stock, par value $0.01 per share; authorized 14,000,000
            shares, issued 4,943,018 ..................................................          49           49
          Additional paid-in capital ..................................................      47,204       47,204
          Deficit (Reorganized on August 26, 1989) ....................................     (53,195)     (51,037)
          Treasury stock, at cost, 207 common shares ..................................          (1)          (1)
                                                                                           --------     --------
                            Total stockholders' deficiency ............................      (5,943)      (3,785)
                                                                                           --------     --------
                                                                                           $ 23,113     $ 21,433
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


                                                                           Three months      Three months
                                                                              Ended             Ended
                                                                         August 31, 2000    August 31, 1999
                                                                         ---------------    ---------------
Sales ..............................................................       $     5,285        $     5,328
Other income .......................................................               262                110
                                                                           -----------        -----------
                                                                                 5,547              5,438
                                                                           -----------        -----------

Cost of goods sold, including occupancy and buying expenses ........             4,238              4,373
Operating, selling and administrative expenses .....................             1,087              1,022
Provision for doubtful accounts ....................................                17                  3
Amortization of excess of cost over net assets acquired ............                 2                  2
Interest expense ...................................................               583                265
                                                                           -----------        -----------
                                                                                 5,927              5,665
                                                                           -----------        -----------

Loss before loss on equity investment and income taxes .............              (380)              (227)

Loss from equity investment ........................................              (667)              (382)

Income tax expense .................................................                --                 --
                                                                           -----------        -----------

Loss from continuing operations ....................................            (1,047)              (609)

Income from discontinued operations ................................                --                 38
                                                                           -----------        -----------

Net loss ...........................................................       $    (1,047)       $      (571)
                                                                           ===========        ===========

Basic and diluted net (loss) income per share:

          Continuing operations ....................................       $     (0.21)       $     (0.12)
          Discontinued operations ..................................                --               0.01
                                                                           -----------        -----------
          Net loss per share .......................................       $     (0.21)       $     (0.11)
                                                                           ===========        ===========

Weighted average number of shares outstanding used in computing
          basic and diluted per share amounts ......................         4,943,018          4,943,018
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


                                                                            Six months        Six months
                                                                              Ended              Ended
                                                                         August 31, 2000    August 31, 1999
                                                                         ---------------    ---------------
Sales ..............................................................       $    11,030        $    10,953
Other income .......................................................               306                142
                                                                           -----------        -----------
                                                                                11,336             11,095
                                                                           -----------        -----------

Cost of goods sold, including occupancy and buying expenses ........             8,741              8,829
Operating, selling and administrative expenses .....................             2,183              2,093
Provision for doubtful accounts ....................................                30                 25
Amortization of excess of cost over net assets acquired ............                 4                  4
Interest expense ...................................................             1,155                466
                                                                           -----------        -----------
                                                                                12,113             11,417
                                                                           -----------        -----------

Loss before loss on equity investment and income taxes .............              (777)              (322)

Loss from equity investment ........................................            (1,377)              (628)

Income tax expense .................................................                (2)                (2)
                                                                           -----------        -----------

Loss from continuing operations ....................................            (2,156)              (952)

Loss from discontinued operations ..................................                --               (172)
                                                                           -----------        -----------

Net loss ...........................................................       $    (2,156)       $    (1,124)
                                                                           ===========        ===========


Basic and diluted net (loss) income per share:

          Continuing operations ....................................       $     (0.44)       $     (0.19)
          Discontinued operations ..................................                --              (0.03)
                                                                           -----------        -----------
          Net loss per share .......................................       $     (0.44)       $     (0.22)
                                                                           ===========        ===========


Weighted average number of shares outstanding used in computing
          basic and diluted per share amounts ......................         4,943,018          4,943,018
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                    Six months Ended   Six months Ended
                                                                    August 31, 2000     August 31, 1999
                                                                    ---------------     ---------------
Cash flows from operating activities:
   Loss from continuing operations ............................          $(2,156)          $  (952)
   Adjustments to reconcile loss to net cash
      used in operating activities:
            Depreciation and amortization .....................               70               101
            Loss from equity investment .......................            1,377               628
   Other changes in operating assets and liabilities:
            Accounts receivable ...............................             (371)             (435)
            Inventories .......................................              721               243
            Accounts payable ..................................           (1,234)             (387)
            Other .............................................              607                23
                                                                         -------           -------
   Net cash (used in) provided by operating activities of:
            Continuing operations .............................             (986)             (779)
            Discontinued operations ...........................               89                53
                                                                         -------           -------
   Net cash used in operating activities ......................             (897)             (726)
                                                                         -------           -------
   Cash flows from investing activities:
            Additions to property and equipment ...............              (50)               (8)
            Increase in investment ............................           (3,351)           (2,408)
            Other .............................................               --                --
                                                                         -------           -------
   Net cash used in investing activities ......................           (3,401)           (2,416)
                                                                         -------           -------
   Cash flows from financing activities:
            Net borrowings under
               revolving credit agreement .....................            1,032               705
            Borrowings under long-term obligations ............            3,535             2,508
            Principal payments on long-term obligations .......              (52)              (75)
            Deferred loan costs ...............................              (20)              (75)
                                                                         -------           -------
   Net cash provided by financing activities ..................            4,495             3,063
                                                                         -------           -------

   Net increase (decrease) in cash ............................              197               (79)
   Cash at beginning of period ................................              152               241
                                                                         -------           -------
   Cash at end of period ......................................          $   349           $   162
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

        The assets and liabilities of Dowling's included in the consolidated balance sheet at August 31, 2000 consisted of the following:

Assets:
Cash .................................          $  172
Trade accounts receivable ............             860
Other receivables ....................             195
Inventories ..........................           1,934
Property and equipment, net ..........             362
Other assets .........................             457

Liabilities:
Accounts payable .....................          $2,318
Accrued compensation .................              86
Current portion of long-term debt ....           1,852
Other current liabilities ............              45

4. SEGMENT INFORMATION

        The Company has revised its previously provided segment information to report two segments, rather than one, for SCPI. The Company's operating segments are SCPI Auto, SCPI Pet, Dowling's and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories and non-food pet products, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products mostly serving radiator shops in the Northeast. Thus, results for Dowling's have been presented in the tables below as discontinued operations. The Company's operations are organized into the four operating segments included in the following table (in thousands):


====================================================================================================================================
Three months ended August 31, 2000              SCPI           SCPI                                                     CONSOLIDATED
SEGMENTS                                        AUTO           PET         DOWLING'S          OTI          CORPORATE        TOTAL
                                              --------       --------      ---------        --------       ---------    ------------
Net sales                                     $  4,700       $    585                             --              --       $  5,285
                                              ========       ========                       ========        ========       ========
Operating profit (loss)                       $    213       $     84                       $    (83)       $    (11)      $    203
Segment assets                                $  7,279       $    320       $  3,872        $ 11,426        $    216       $ 23,113
====================================================================================================================================

====================================================================================================================================
Three months ended August 31, 1999              SCPI           SCPI                                                     CONSOLIDATED
SEGMENTS                                        AUTO           PET         DOWLING'S          OTI          CORPORATE        TOTAL
                                              --------       --------      ---------        --------       ---------    ------------
Net sales                                     $  4,778       $    550                             --              --       $  5,328
                                              ========       ========                       ========        ========       ========
Operating profit (loss)                       $    148       $     83                       $    (36)       $   (157)      $     38
Segment assets                                $  6,510       $    252       $  4,287        $  5,678        $  2,123       $ 18,850
====================================================================================================================================


====================================================================================================================================
Six months ended August 31, 2000                SCPI           SCPI                                                     CONSOLIDATED
SEGMENTS                                        AUTO           PET         DOWLING'S          OTI          CORPORATE        TOTAL
                                              --------       --------      ---------        --------       ---------    ------------
Net sales                                     $  9,817       $  1,213                             --              --       $ 11,030
                                              ========       ========                       ========        ========       ========

Operating profit (loss)                       $    527       $    158                       $   (147)       $   (160)      $    378
Segment assets                                $  7,279       $    320       $  3,872        $ 11,426        $    216       $ 23,113
====================================================================================================================================

====================================================================================================================================
Six months ended August 31, 1999                SCPI           SCPI                                                     CONSOLIDATED
SEGMENTS                                        AUTO           PET         DOWLING'S          OTI          CORPORATE        TOTAL
                                              --------       --------      ---------        --------       ---------    ------------
Net sales                                     $  9,841       $  1,112                             --              --       $ 10,953
                                              ========       ========                       ========        ========       ========
Operating profit (loss)                       $    393       $    157                       $    (81)       $   (325       $    144
Segment assets                                $  6,510       $    252       $  4,287        $  5,678        $  2,123       $ 18,850
====================================================================================================================================


5.  SUMMARY FINANCIAL INFORMATION

        Summarized financial information is provided herein for New Heights for the fiscal year to date (in thousands):

                                   August 31, 2000
                                   ---------------
Current assets .............         $ 4,573
Non-current assets .........          40,565

Current liabilities ........           7,908
Non-current liabilities ....           9,293

Net equity .................          27,937


                                      Six months ended
                                       August 31, 2000
                                      ----------------
Total revenues ..................         $ 5,913
Net loss ........................          (3,848)


6.  BORROWING ARRANGEMENT

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

CASH FLOWS

         Net cash used in operating activities for the six months ended August 31, 2000 and August 31, 1999 was $897,000 and $726,000, respectively. The increase was due primarily to an increase in receivables and a reduction in payables in the current year, offset by a decrease in inventory.

         For the six months ended August 31, 2000 cash used in investing activities was $3.4 million, and increase of $1.0 million compared with the prior year due to the increase in investment in New Heights.

         The Company's financing activities provided cash of $4.5 million for the six months ended August 31, 2000, principally from the issuance of long-term debt related to the investment in New Heights. There was an increase in borrowings under the revolving credit agreement for the six months ended August 31, 2000 due to the decrease in payables.

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

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1999

Automotive Segment

        Sales by SCPI's automotive segment decreased by approximately $78,000 compared with the second quarter of the prior year. Sales to existing automotive customers decreased by $861,000 due to the loss of a customer in the fourth quarter of fiscal 2000; customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $783,000 in the second quarter.

        Gross profit was $865,000, or 18.4% of sales, an increase of $87,000 compared with the second quarter of the prior year. The increase in gross profit resulted from higher margins earned on certain product offerings.

        Operating profit for the automotive segment in the second quarter was $213,000, an improvement of $65,000, primarily resulting from higher margins.

Pet supply segment

        Sales of non-food pet products totaled approximately $585,000, an increase of $35,000 compared with the second quarter of the prior year, due primarily to increased sales to existing customers.

        Gross profit in the second quarter was $182,000, or 31.1% of sales, a slight improvement from the prior year due to the higher sales volume.

        Operating profits in the second quarter were $84,000 and $83,000 in fiscal 2001 and fiscal 2000, respectively. Higher sales volume in the current year was offset by an increase in promotional expenses.

OTI

        Expenses at OTI increased by $42,000 due to accrued royalty fees for the cryogenic crumb rubber system which are to be paid from future operating profits of New Heights.

        There was a loss from affiliates of approximately $667,000 related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

Corporate

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

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1999

Automotive segment

        Sales of automotive accessories decreased by $24,000 for the first six months of the current year compared with the first six months of the prior year. Sales to existing customers of SCPI decreased by approximately $1.1 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Most of the loss in sales to existing customers was offset by sales to new customers which totaled $1.0 million in the first six months of the current year.

         Gross profits increased by $140,000 in the first half of the current year compared with the first half of the prior year and were 19.5% of sales compared with 17.9% in the first six months of the prior year, reflecting higher margins earned on certain product offerings.

        Operating profit improved by $134,000 in the first half of the current fiscal year, due to the higher margins.

Pet supply segment

        Sales of non-food pet products totaled $1.2 million, an increase of $101,000 compared with the first six months of the prior year due primarily to increased sales to existing customers.

        Gross profit was $379,000 or 31.2% of sales, an increase of approximately $25,000 compared with the prior year period. The increase was due primarily to the higher sales volume.

        Operating profit for the pet segment was essentially equal to the prior year, as the higher sales volume was offset in part by higher sales-related expenses, such as broker commissions and promotional expenses.

OTI

         At OTI, expenses for the fist six months of the current fiscal year increased by $65,000 due to the accrual of royalty fees on the cyrogenic crumb rubber system which are to be paid from the future cash flow of New Heights

         There was a loss from affiliates of approximately $1.4 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up activities at the New Heights facility.

Corporate

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        *+10.31  Amendment Agreement dated effective May 3, 2000 among Oakhurst
                 Company, Oakhurst Technology, Inc. and KTI, Inc.

        *+10.32  Sixth Amendment to the Loan and Security Agreement between
                 Oakhurst and FINOVA Capital Corporation, dated effective June
                 30, 2000.

        *+10.33  Merger Agreement dated June 30, 2000 between Oakhurst Company,
                 A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's
                 Fleet Service Co., Inc.

        27.      Financial Data Schedule (EDGAR transmission only).

        ----------

        +  Management contract or compensatory plan or arrangement

        *  Filed with original 10-Q.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OAKHURST COMPANY, INC.

Date:   November 9, 2001                     By: /s/   Joseph Harper
                                                 -------------------------------
                                                 Mr. Joseph Harper
                                                 President

Date:    November 9, 2001                    By: /s/   Maarten D. Hemsley
                                                 -------------------------------
                                                 Mr. Maarten D. Hemsley
                                                 Chief Financial Officer