Form 10-Q/A
period 2000-11-30
OAKHURST CO INC
filed 2001-11-13
CIK 874238

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

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
                                      19808
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
              (Registrant's telephone number, including area code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART I - FINANCIAL INFORMATION

This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's condensed consolidated financial statements included in Item 1, as discussed in Note 6. In addition, the Company has revised its business segment disclosure presented in Note 3.

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at November 30, 2000
 and February 29, 2000...................................................    3


Condensed Consolidated Statements of Operations for the three month
 periods ended November 30, 2000 and November 30, 1999...................    4


Condensed Consolidated Statements of Operations for the nine month
 periods ended November 30, 2000 and November 30, 1999...................    5


Condensed Consolidated Statements of Cash Flows for the nine month
 periods ended November 30, 2000 and November 30, 1999 ..................    6


Notes to Condensed Consolidated Financial Statements.....................    7

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                      November 30,     February 29,
                                                                                          2000             2000
                                                                                     -------------     ------------
                                                                                      As restated-
                                                                                      see Note 6
ASSETS

Current assets:
         Cash                                                                             $    155         $    152
         Trade accounts receivable, less allowance of $183 and $367, respectively            2,202            3,446
         Other receivables                                                                     108              244
         Inventories                                                                         3,919            6,803
         Other                                                                                 137              135
                                                                                          --------         --------
                           Total current assets                                              6,521           10,780
                                                                                          --------         --------

Property and equipment, at cost                                                              1,251            2,322
         Less accumulated depreciation                                                        (900)          (1,515)
                                                                                          --------         --------
                                                                                               351              807
                                                                                          --------         --------
Investments:
         Equity                                                                              6,266            5,336
         Other                                                                               2,745            2,745
Note receivable, related party                                                               1,330            1,330
Excess of cost over net assets acquired, net                                                   136              156
Other assets                                                                                    28              279
                                                                                          --------         --------
                                                                                            10,505            9,846
                                                                                          --------         --------
                                                                                          $ 17,377         $ 21,433
                                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
         Accounts payable                                                                 $  3,962         $  7,259
         Accrued compensation                                                                  308              503
         Current maturities of long-term obligations                                           868            2,743
         Current maturities of long-term obligations, related parties                       13,634               88
         Accrued interest                                                                    2,248              838
         Other accrued expenses                                                                270              359
                                                                                          --------         --------
                           Total current liabilities                                        21,290           11,790
                                                                                          --------         --------

Long-term obligations:
         Long-term debt                                                                      3,345            3,172
         Long-term debt, related parties                                                        --           10,076
         Other long-term obligations                                                           150              180
                                                                                          --------         --------
                           Total long-term obligations                                       3,495           13,428
                                                                                          --------         --------

Commitments and contingencies                                                                   --               --

Stockholders' deficiency:
         Preferred stock, par value $0.01; authorized 1,000,000 shares, non issued              --               --
         Common stock, par value $0.01 per share; authorized 14,000,000
           shares, issued 4,943,018                                                             49               49
         Additional paid-in capital                                                         47,204           47,204
         Deficit (Reorganized on August 26, 1989)                                          (54,660)         (51,037)
         Treasury stock, at cost, 207 common shares                                             (1)              (1)
                                                                                          --------         --------
                           Total stockholders' deficiency                                   (7,408)          (3,785)
                                                                                          --------         --------
                                                                                          $ 17,377         $ 21,433
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

                                                                   Three months       Three months
                                                                       Ended              Ended
                                                                 November 30, 2000   November 30, 1999
                                                                 -----------------   -----------------
                                                                   As restated-
                                                                   see Note 6.

Sales                                                                  $     4,631         $     4,695
Other income                                                                    29                  26
                                                                       -----------         -----------
                                                                             4,660               4,721
                                                                       -----------         -----------

Cost of goods sold, including occupancy and buying expenses                  3,739               3,808
Operating, selling and administrative expenses                               1,023               1,015
Amortization of excess of cost over net assets acquired                          2                   2
Interest expense                                                               713                 351
                                                                       -----------         -----------
                                                                             5,477               5,176
                                                                       -----------         -----------

Loss before loss on equity investment and income taxes                        (817)               (455)

Loss from equity investment                                                 (1,045)               (629)

Income tax expense                                                              (3)                  1
                                                                       -----------         -----------

Loss from continuing operations                                             (1,865)             (1,083)

Income (loss) from discontinued operations                                     399                (220)
                                                                       -----------         -----------

Net loss                                                               $    (1,466)        $    (1,303)
                                                                       ===========         ===========

Basic and diluted net (loss) income per share:
         Continuing operations                                         $     (0.38)        $     (0.22)
         Discontinued operations                                              0.08               (0.04)
                                                                       -----------         -----------
         Net loss per share                                            $     (0.30)        $     (0.26)
                                                                       ===========         ===========

Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts                             4,943,018           4,943,018
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

                                                                    Nine months         Nine months
                                                                       Ended               Ended
                                                                 November 30, 2000   November 30, 1999
                                                                 -----------------   -----------------
                                                                   As restated -
                                                                   See  Note 6

Sales                                                                  $    15,661         $    15,649
Other income                                                                   335                 170
                                                                       -----------         -----------
                                                                            15,996              15,819
                                                                       -----------         -----------

Cost of goods sold, including occupancy and buying expenses                 12,479              12,637
Operating, selling and administrative expenses                               3,212               3,094
Provision for doubtful accounts                                                 27                  41
Amortization of excess of cost over net assets acquired                          5                   8
Interest expense                                                             1,868                 817
                                                                       -----------         -----------
                                                                            17,591              16,597
                                                                       -----------         -----------

Loss before loss on equity investment and income taxes                      (1,595)               (778)

Loss from equity investment                                                 (2,421)             (1,257)

Income tax expense                                                              (5)                 (2)
                                                                       -----------         -----------

Loss from continuing operations                                             (4,021)             (2,037)

Income (loss) from discontinued operations                                     399                (391)
                                                                       -----------         -----------

Net loss                                                               $    (3,622)        $    (2,428)
                                                                       ===========         ===========

Basic and diluted net (loss) income per share:
         Continuing operations                                         $     (0.81)        $     (0.41)
         Discontinued operations                                              0.08               (0.08)
                                                                       -----------         -----------
         Net loss per share                                            $     (0.73)        $     (0.49)
                                                                       ===========         ===========

Weighted average number of shares outstanding used in computing
         basic and diluted per share amounts                             4,943,018           4,943,018
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

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                Nine months            Nine months
                                                                   Ended                  Ended
                                                             November 30, 2000       November 30, 1999
                                                             -----------------       -----------------
                                                               As restated -
                                                               see Note 6

Cash flows from operating activities:

  Loss from continuing operations                                      $(4,021)              $(2,037)
  Adjustments to reconcile loss to net cash
     used in operating activities:
           Depreciation and amortization                                   106                   145
           Loss from equity investment                                   2,421                 1,257
  Other changes in operating assets and liabilities:
           Accounts receivable                                             292                  (155)
           Inventories                                                     877                   698
           Accounts payable                                               (922)                 (878)
           Other                                                         1,167                   246
                                                                       -------               -------
  Net cash (used in) provided by operating activities of:
           Continuing operations                                           (80)                 (724)
           Discontinued operations                                        (112)                  241
                                                                       -------               -------
  Net cash used in operating activities                                   (192)                 (483)
                                                                       -------               -------
  Cash flows from investing activities:
           Additions to property and equipment                             (51)                  (24)
           Increase in investment in New Heights                        (3,352)               (4,953)
           Other                                                            --                    --
                                                                       -------               -------
  Net cash used in investing activities                                 (3,403)               (4,977)
                                                                       -------               -------
  Cash flows from financing activities:
           Net borrowings under
              revolving credit agreement                                   173                   427
           Borrowings under obligations                                  3,535                 5,047
           Principal payments on long-term obligations                     (90)                 (115)
           Deferred loan costs                                             (20)                  (75)
                                                                       -------               -------
  Net cash provided by financing activities                              3,598                 5,284
                                                                       -------               -------

  Net increase (decrease) in cash                                            3                  (176)
  Cash at beginning of period                                              152                   241
                                                                       -------               -------
  Cash at end of period                                                $   155               $    65
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

      In August 1994, Oakhurst acquired all the outstanding capital stock of Dowling's Fleet Service Co., Inc. ("Dowling's") a distributor of automotive radiators. After experiencing operating losses at Dowling's, Oakhurst's Board of Directors decided in fiscal 2000 to dispose of this subsidiary. In June 2000, the Company entered into an agreement to sell Dowling's by way of merger for consideration equivalent to the amount of revolver debt expected to be owed by Dowling's at the merger closing. The closing took place on November 29, 2000. As such, the assets and liabilities of Dowling's have been excluded from the November 30, 2000 balance sheet. Results of Dowling's have been presented as discontinued operations in the statements of operations and cash flows. Expected losses at Dowling's through the merger closing date were accrued in the Company's financial statements for the fiscal year ended February 29, 2000. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

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

      While the Company believes that the disclosures presented herein are adequate to make the information not misleading, it is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended February 29, 2000 ("fiscal 2000") as filed in the Company's Annual Report on Form 10-K/A.

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

3. SEGMENT INFORMATION

      The Company has revised its previously provided segment information to report two segments, rather than one, for SCPI. The Company's operating segments are SCPI Auto, SCPI Pet, Dowling's and OTI. SCPI, operating under the trade name Steel City Products, principally sells automotive accessories and non-food pet products, primarily to discount retail chains, hardware, drug and supermarket retailers and to automotive specialty stores. Its customers are based primarily in the Northeastern United States. OTI was formed in December 1998 and holds investments principally in the recycling and waste-to-energy business. Each entity is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Maarten Hemsley, the Chief Financial Officer of the Company, reviews the operating profitability of each segment and its working capital needs to allocate financial resources. In fiscal 2000, the Board of Directors of Oakhurst decided to dispose of Dowling's, a wholesale distributor of automotive radiators and related products mostly serving radiator shops in the Northeast. Thus, results for Dowling's have been presented in the tables below as discontinued operations. The Company's operations are organized into the four operating segments included in the following table (in thousands):

===============================================================================================================
Three months ended November 30, 2000   SCPI        SCPI                                            CONSOLIDATED
                                       AUTO        PET       DOWLING'S      OTI       CORPORATE       TOTAL
                                      --------    -------   -----------    -------   -----------  -------------
SEGMENTS
Net sales                              $ 3,909     $  722                       --           --         $ 4,631
                                      ========    =======                  =======   ===========  =============
Operating profit (loss)                $    62     $   74                  $   (70)       $ (174)       $  (104)
Segment assets                         $ 6,504     $  274        $   --    $10,397        $  202        $17,377
===============================================================================================================

===============================================================================================================
Three months ended November 30, 1999   SCPI        SCPI                                            CONSOLIDATED
                                       AUTO        PET       DOWLING'S      OTI       CORPORATE       TOTAL
                                      --------    -------   -----------    -------   -----------  -------------
SEGMENTS
Net sales                              $ 4,149     $  546                       --           --         $ 4,695
                                      ========    =======                  =======   ===========  =============
Operating profit (loss)                $    48     $   68                  $   (48)       $ (172)       $  (104)
Segment assets                         $ 5,742     $  341        $4,372    $ 7,612        $2,100        $20,167
===============================================================================================================

===============================================================================================================
Nine months ended November 30, 2000    SCPI        SCPI                                            CONSOLIDATED
                                       AUTO        PET       DOWLING'S      OTI       CORPORATE       TOTAL
                                      --------    -------   -----------    -------   -----------  -------------
SEGMENTS
Net sales                              $13,726     $1,935                       --           --         $15,661
                                      ========    =======                  =======   ===========  =============
Operating profit (loss)                $   589     $  233                  $  (216)       $ (333)       $   273
Segment assets                         $ 6,504     $  274        $   --    $10,397        $  202        $17,377
===============================================================================================================

===============================================================================================================
Nine months ended November 30, 1999    SCPI        SCPI                                            CONSOLIDATED
                                       AUTO        PET       DOWLING'S      OTI       CORPORATE       TOTAL
                                      --------    -------   -----------    -------   -----------  -------------
SEGMENTS
Net sales                              $13,991     $1,658                       --           --         $15,649
                                      ========    =======                  =======   ===========  =============
Operating profit (loss)                $   442     $  226                  $  (129)       $ (498)       $    39
Segment assets                         $ 5,742     $  341        $4,372    $ 7,612        $2,100        $20,167
===============================================================================================================

4. SUMMARY FINANCIAL INFORMATION

      Summarized financial information is provided herein for New Heights for the fiscal year to date (in thousands):

                                                          November 30, 2000
                                                          -----------------
Current assets ......................................               $ 4,143
Non-current assets ..................................                40,219

Current liabilities .................................                10,025
Non-current liabilities .............................                 8,133
Net equity ..........................................                26,204

                                                          Nine months ended
                                                          November 30, 2000
                                                          -----------------

Total revenues ......................................               $ 9,395
Net loss ............................................                (6,282)

5. BORROWING ARRANGEMENT

      In August 2000, the Company's revolving credit facility was increased from $4.0 million to $4.5 million through an amendment to the existing agreement.

6. RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of its condensed consolidated financial statements as of and for the three- month and nine-month periods ended November 30, 2000, management learned that the interim financial information it had received from New Heights, an investee accounted for using the equity method, for the three months ended November 30, 200 understated the Company's equity in the losses of New Heights by $774,000. Accordingly, the Company has revised its financial statements to reflect the correction of its equity in the losses of New Heights. Following is a summary of the effects of the restatement (in thousands except per share data):

                                                  Three months ended                     Nine months ended
                                                   November 30, 2000                     November 30, 2000
                                            ------------------------------        -------------------------------
                                            As previously                         As previously
                                               reported        As restated          reported          As restated
                                            -------------      -----------        -------------       -----------
Statement of Operations
Loss from equity investment                    $ (270)           $(1,045)           $(1,647)            $(2,241)
Loss from continuing operations                (1,090)            (1,865)            (3,247)             (4,021)
Net loss                                         (692)            (1,468)            (2,849)             (3,622)

Basic and diluted net loss per share:

     Continuing operations                     $(0.22)            $(0.38)            $(0.66)             $(0.81)
     Net loss                                  $(0.14)            $(0.30)            $(0.58)             $(0.73)


                                            November 30, 2000
                                 As Previously Reported      As Restated
                                 ----------------------      -----------
Financial position:
Investments-Equity                         7,040                 6,266
Deficit                                  (53,886)              (54,660)
Stockholders' Deficiency                  (6,634)               (7,408)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company's condensed consolidated financial statements as of and for the three month and nine month periods ended November 30, 2000 have been restated as discussed in Note 6 to the accompanying financial statements. The information included in the following discussion reflects the effects of those restatements.

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

      Due to operating losses at Dowling's of approximately $400,000 in fiscal 2000, the Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to merge Dowling's with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under the revolving debt agreement. The merger closed on November 29, 2000. As such, the assets and liabilities of Dowling's have been excluded from the November 30, 2000 balance sheet. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

      Representing a significant change from its historical operating business, but reflecting the restructuring expertise of its senior management, in December 1998 Oakhurst formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") in order to take advantage of the restructuring opportunity at New Heights, as discussed below. Also in December 1998, Oakhurst entered into an agreement with KTI, Inc. ("KTI"), a publicly-traded waste-to-energy and recycling company that merged into Casella Waste Systems, Inc. in December 1999, that provided for the purchase by KTI of approximately 1.7 million shares of Oakhurst's common stock at a price of $0.50 per share for gross proceeds of $865,000 (the "Equity Proceeds"). In conjunction with the private placement of stock, KTI committed to lend Oakhurst up to $11.5 million (subject to increases under certain circumstances) under a loan agreement (the "KTI Loan"), as discussed further below. In December 1998 OTI initially acquired a 50% equity interest in, and became the managing member of, New Heights Recovery & Power, LLC ("New Heights") which is redeveloping an existing waste tire recycling facility in Ford Heights, Illinois into a fully integrated recycling and waste-to-energy facility. The facility is being managed by KTI Operations, an affiliate of KTI.

      Through November 30, 2000, OTI has invested approximately $10.5 million in the New Heights project, reflecting the capital commitments and funding of start-up losses required by the first two phases of the Business Plan. Such investment has been financed principally through borrowings under the KTI Loan. In July 1999, after receiving the appropriate permits the New Heights facility began waste tire operations involving the collection of waste tires and their processing into crumb rubber and related by-products. Completion of Phase I of the Business Plan was satisfied in September 1999. During the second quarter of fiscal 2001New Heights extended its tire collection and processing capabilities, including an agreement with Firestone for the collection of approximately one million recalled tires, and regional collection agreements with Wal-Mart and Goodyear. During that quarter, however, processing delays occurred while the crumb rubber system was modified to handle a larger volume of tires. Phase II of the Business Plan includes the permitting and start-up of waste to energy operations. The necessary permits were received in February 2000, a power supply agreement was entered into with a local utility for the summer of 2000, and in early July the New Heights generator began production of power from burning waste tires. During the second quarter of fiscal 2001final retrofitting of the boiler and generator was completed, so that the plant's nameplate capacity of 22 megawatts is now being achieved. While discussions continue with the local utility for a long-term supply agreement, the summer contract has been extended on a short-term basis. During the nine months ended November 30, 2000, New Heights operated at a loss of $6.8 million, of which OTI's share was $2.5 million, before goodwill recovery of $112,000. With the completion of Phase II of the Business Plan, KTI Operations, the KTI affiliate that manages New Heights, anticipates that operations will turn profitable.

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

      Recognizing OTI's investment in Sterling and increases in the estimated capital costs and start-up losses at New Heights, in July 2000 Oakhurst, OTI and KTI completed a modification of the KTI Loan (the "KTI Loan Modification") pursuant to which OTI's obligation to fund the first two phases and certain Phase Three expenditures of the New Heights Business Plan was limited to $9 million and KTI agreed to fund $3 million for such purposes directly to New Heights. Accordingly, OTI's equity interest in such investments in New Heights was decreased from 50% to 37.5%, with the reduction of 12.5% being acquired by KTI in return for its $3 million direct investment in New Heights. In addition, OTI's obligation to fund certain start- up losses at New Heights will be limited to 75% of such losses, funded through advances under the KTI Loan, with the balance to be funded directly by KTI. Furthermore, the KTI Loan Modification provides for any further capital expenditures to be financed through New Heights' internally generated cash and/or through financing raised by New Heights. To the extent that such funding is insufficient, the parties to the KTI Loan Modification have agreed to negotiate the terms on which they will each make future investments. In addition, discussions are underway with KTI to restructure the interest and repayment terms of the KTI Loan.

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

SALE OF SUBSIDIARY

      In fiscal 2000, the decision was made to dispose of Dowling's and in June 2000, Oakhurst entered into an agreement to sell Dowling's, a wholesale distributor of automotive radiators and related parts, through a merger with an importer of radiators, for consideration equivalent to the amount expected to be owed at the merger closing by Dowling's under the revolving credit agreement (see Note 3 to the Consolidated Financial Statements). The Company recorded a loss on the disposal of Dowling's of approximately $2.0 million at February 29, 2000, of which $1.7 million related to the write-off of the excess of cost over net assets acquired associated with the acquisition of Dowling's in fiscal 1995 and $300,000 resulted from expected operating losses from March 1, 2000 through the merger closing date. The merger closed on November 29, 2000. The statement of operations for the third quarter and nine months ended November 30, 2000 reflect a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

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

      Oakhurst and SCPI have available financing under the Revolver, subject to a borrowing base that is calculated according to defined levels of SCPI's accounts receivable and inventories. In July 2000 Oakhurst and SCPI entered into an agreement with the institutional lender to identify SCPI as the Borrower (cross- collateralized by Oakhurst), to provide for a three year term and reduce the total Revolver to $4.0 million to reflect the disposal of Dowling's, subject to a borrowing base. In August 2000 the Revolver was increased to $4.5 million through an amendment to the existing agreement. Management believes that the Revolver will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales levels or gross profit margins and no significant change in historical levels of customer receivables or vendor credit.

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

CASH FLOWS

      Net cash used in operating activities for the nine months ended November 30, 2000 and November 30, 1999 was $192,000 and $483,000, respectively. The improvement was due primarily to a reductions in inventory and receivables in the current year and the accumulation of interest on the KTI loan.

      For the nine months ended November 30, 2000 cash used in investing activities was $3.4 million, due to the increase in investment in New Heights.

      The Company's financing activities provided cash of $3.6 million for the nine months ended November 30, 2000, principally from the issuance of long-term debt related to the investment in New Heights. There was an increase in borrowings under the revolving credit agreement for the nine months of $173,000, compared with an increase in the prior year of $427,000, as operations provided much of the cash necessary to reduce payables.

MATERIAL CHANGES IN FINANCIAL CONDITION

      At November 30, 2000, there had been no material changes in the Company's financial condition from February 29, 2000, as discussed in Item 7 of the Company's Annual Report on Form 10-K/A for fiscal 2000.

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

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1999

Automotive segment

      Sales of automotive accessories in the third quarter of the current year decreased by $240,000 compared with the third quarter of the prior year. Sales to existing automotive customers decreased by $610,000 due to the loss of a customer in the fourth quarter of fiscal 2000, customers which changed suppliers or are purchasing items directly from the manufacturer and to competitive pressures faced by smaller customers. Sales to new automotive customers totaled approximately $370,000 in the third quarter.

      Gross profits totaled $682,000, or 17.4% of sales, a decrease of $33,000 compared with the third quarter of the prior year, due to the lower sales volume.

      Operating profit improved by $14,000 in the third quarter due to lower operating expenses resulting from the reduced sales volume.

Pet supply segment

      Sales of non-food pet products increased by $176,000 in the third quarter compared with the same period in the prior year, primarily due to increased sales to existing customers.

      Gross profit for the pet supply segment was $211,000 in the third quarter, an improvement of $38,000 compared with the prior year, due to the higher sales volume.

OTI

      Expenses at OTI increased by $22,000, mostly related to accrued royalty fees at OTI for the cyrogenic crumb rubber system which are to be paid from future operating profits of New Heights.

      There was a loss from affiliates of approximately $1.04 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up losses at the New Heights facility of $1.1 million, net of goodwill amortization of $55,000.

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

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1999

Automotive segment

      For the first nine months of the current fiscal year, sales decreased by $265,000 compared with the first nine months of the prior year. Sales to existing automotive customers decreased by $1.7 million due primarily to the loss of a customer in the fourth quarter of fiscal 2000 and to customers which have changed suppliers or are purchasing directly from the manufacturer. Some of the loss in sales to existing customers was offset by sales to new customers which totaled $1.4 million in the first nine months of the current year.

      Gross profit improved from the first nine months of the prior year by $105,000, to 18.8% of sales. The improvement was largely due to higher margins earned on certain product offerings.

      There was an improvement of $147,000 in operating profit for the first nine months of fiscal 2001, due primarily to the higher margins.

Pet supply segment

      Sales of non-food pet products totaled $1.9 million, an increase of $276,000 compared with the first nine months of the prior year, due primarily to increased sales to existing customers.

      Gross profit totaled $590,000, or 30.5% of sales in the first nine months compared with gross profit of $526,000, or 31.7% of sales in the prior year. The improvement was due to higher sales volume, but was offset by lower margins earned on certain products.

      Operating profit was $233,000 and $226,000 for the first nine months of fiscal 2001 and 2000, respectively. The improvement in sales volume in the current year was offset in part by higher promotional expenses and commissions.

OTI

      Expenses at OTI increased by $87,000 for the first nine months of the current fiscal year due to the accrual of royalty fees on the cyrogenic crumb rubber system which are to be paid from the future cash flow of New Heights.

      There was a loss from affiliates of approximately $2.4 million related to OTI's equity investment in New Heights, which represents OTI's share of start-up losses at the New Heights facility of approximately $2.5 million, net of goodwill amortization of $112,000.

Corporate

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

------------
        x     Management contract or compensatory plan or arrangement

        *     Filed with original 10-Q.

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OAKHURST COMPANY, INC.

Date:    November 9, 2001           By: /s/   Joseph Harper
                                        ----------------------------------------
                                        Mr. Joseph Harper
                                        President

Date:    November 9, 2001           By: /s/   Maarten D. Hemsley
                                        ----------------------------------------
                                        Mr. Maarten D. Hemsley
                                        Chief Financial Officer