Form 10-Q/A
period 2001-08-31
OAKHURST CO INC
filed 2002-01-29
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 31, 2001
                                    ---------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

THIS AMENDED 10-Q HAS BEEN FILED TO TREAT THE DISPOSITION OF THE NEW HEIGHTS INVESTMENT IN JULY 2001 CONSISTENT WITH THE TREATMENT IN THE COMPANY'S FILING OF ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 28, 2001.

ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     OAKHURST COMPANY, INC. AND SUBSIDIARIES




Condensed Consolidated Balance Sheets at August 31, 2001
and February 28, 2001................................................................... 3


Condensed Consolidated Statements of Operations for the three month periods ended August 31, 2001 and August 31, 2000....................................... 4


Condensed Consolidated Statements of Operations for the six month periods ended August 31, 2001 and August 31, 2000....................................... 5


Condensed Consolidated Statement of Stockholders' (Deficit) Equity for the six month period ended August 31, 2001............................................................ 6


Condensed Consolidated Statements of Cash Flows for the six month periods ended August 31, 2001 and August 31, 2000....................................... 7


Notes to Condensed Consolidated Financial Statements.................................... 8

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   August 31,
                                       ASSETS                                         2001      February 28,
                                                                                  (Unaudited)       2001
                                                                                  -----------   ------------
Current assets:
     Cash.......................................................................  $      307     $     86
     Contracts receivable.......................................................      17,800           --
     Costs and estimated earnings in excess of billings.........................       2,701           --
     Trade accounts receivable, less allowance of $585 and $191, respectively...       2,482        2,592

     Inventories................................................................       4,331        4,151
     Deferred tax asset.........................................................       2,072           --
     Other......................................................................         257          151
                                                                                          --           --
               Total current assets.............................................      29,950        6,980
                                                                                    --------     --------
Property and equipment, at cost.................................................      19,916        1,330
     Less accumulated depreciation..............................................      (1,509)        (938)
                                                                                    --------     --------
                                                                                      18,407          392
                                                                                    --------     --------
Investments:
     Equity.....................................................................          --        4,170
     Investment in Sterling Construction Company................................          --        2,745
Note receivable - related party.................................................          --        1,330
Excess of cost over net assets acquired, net....................................       6,284          135
Deferred tax asset..............................................................       1,787           --
Other assets....................................................................         280           27
                                                                                    --------     --------
                                                                                       8,351        8,407
                                                                                    --------     --------
                                                                                    $ 56,708     $ 15,779
                                                                                    ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable...........................................................    $ 17,792     $  4,407
     Accrued compensation.......................................................         849          356
     Accrued interest ($162 and $2,927 due to related party)....................         162        3,036
     Billings in excess of costs and estimated earnings.........................       3,358           --
     Current maturities of long-term obligations ($3,788 and $13,619 to
       related parties).........................................................       4,044       13,696
     Short term borrowings......................................................       3,328           --
     Other accrued expenses.....................................................         360          317
                                                                                    --------     --------
          Total current liabilities.............................................      29,893       21,812
                                                                                    --------     --------

Long-term obligations:
     Long-term debt.............................................................       4,875        3,464
     Long-term debt, related parties............................................      11,131        1,000
     Put liability..............................................................       4,361           --
     Other long term obligations................................................       2,431          169
                                                                                    --------     --------
                                                                                      22,798        4,633

Minority interest...............................................................       2,209           --
Commitments and contingencies...................................................          --           --

Stockholders' equity (deficit):
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         none issued............................................................          --           --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
          4,943,018 shares issued...............................................          49           49
     Additional paid-in capital.................................................      62,097       47,204
     Deficit....................................................................     (60,337)     (57,918)
     Treasury stock, at cost, 207 common shares.................................          (1)          (1)
                                                                                    --------     --------
          Total stockholders' equity (deficit)..................................       1,808      (10,666)
                                                                                    --------     --------
                                                                                    $ 56,708     $ 15,779
                                                                                    ========     ========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                         THREE MONTHS         THREE MONTHS
                                                                            ENDED                 ENDED
                                                                        AUGUST 31, 2001      AUGUST 31, 2000
                                                                        ---------------      ---------------
Contract revenues ...................................................   $    18,401            $        --
Sales ...............................................................         5,263                  5,285
Other income ........................................................           126                    262
                                                                        -----------            -----------
                                                                             23,790                  5,547
                                                                        -----------            -----------

Cost of contract revenues earned ....................................        16,783                     --
Cost of goods sold, including occupancy and buying expenses .........         4,152                  4,238
Operating, selling and administrative expenses ......................         2,469                  1,106
Interest expense ....................................................           693                    583
                                                                        -----------            -----------
                                                                             24,097                  5,927
                                                                        -----------            -----------
Loss before loss from equity investment, minority interest and income
taxes ...............................................................          (307)                  (380)
                                                                        -----------            -----------

Loss from equity investment .........................................          (359)                  (667)
Minority interest in net earnings of subsidiary .....................           (83)                    --
Income tax expense ..................................................            (1)                    --
                                                                        -----------            -----------

Net loss ............................................................   $      (750)           $    (1,047)
                                                                        ===========            ===========

Basic and diluted net loss per share: ...............................   $     (0.15)           $     (0.21)
                                                                        ===========            ===========

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts: .................     4,943,018              4,943,018
                                                                        ===========            ===========










  The accompanying notes are an integral part of these condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                                            SIX MONTHS          SIX MONTHS
                                                                               ENDED               ENDED
                                                                          AUGUST 31, 2001    AUGUST 31, 2000
                                                                          ---------------    ---------------
Contract revenues ...................................................       $    18,401        $        --
Sales ...............................................................            10,982             11,030
Other income ........................................................               167                306
                                                                            -----------        -----------
                                                                                 29,550             11,336
                                                                            -----------        -----------

Cost of contract revenues earned ....................................            16,783                 --
Cost of goods sold, including occupancy and buying expenses .........             8,856              8,741
Operating, selling and administrative expenses ......................             3,539              2,217
Interest expense ....................................................             1,424              1,155
                                                                            -----------        -----------
                                                                                 30,602             12,113
                                                                            -----------        -----------
Loss before loss from equity investment, minority interest and income
taxes ...............................................................            (1,052)              (777)
                                                                            -----------        -----------

Loss from equity investment .........................................            (1,280)            (1,377)
Minority interest in net earnings of subsidiary .....................               (83)                --
Income tax expense ..................................................                (4)                (2)
                                                                            -----------        -----------

Net loss ............................................................       $    (2,419)       $    (2,156)
                                                                            -----------        ===========

Basic and diluted net loss per share ................................       $     (0.49)       $     (0.44)
                                                                            ===========        ===========

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts ..................         4,943,018          4,943,018
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



                                                                       Additional
                                                          Common        Paid-In                   Treasury
                                                          stock        Capital         Deficit      stock           Totals
                                                          -----        -------         -------      -----           ------
Balances, March 1, 2001 ...............................    $49        $ 47,204        $(57,918)    $    (1)       $(10,666)

Cancellation of debt and return of equity investment...                 14,520                      (1,297)         13,223

Stock issued in Sterling acquisition ..................                    (81)                        843             762

Sale of treasury stock ................................                    454                         454             908

Net loss for the period ...............................     --              --          (2,419)         --          (2,419)
                                                           ---        --------        --------     -------        --------

Balances, August 31, 2001 .............................    $49        $ 62,097        $(60,337)    $    (1)       $  1,808
                                                           ===        ========        ========     =======        ========
















  The accompanying notes are an integral part of these condensed consolidated financial statements

                      OAKHURST COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                                                           Six months    Six months
                                                                                             Ended         Ended
                                                                                           August 31,    August 31,
                                                                                              2001          2000
                                                                                           ----------   -----------
Cash flows from operating activities:
       Net loss ........................................................................    $(2,419)    $(2,156)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization ..............................................        609          70
            Bad debt expense ...........................................................        394          --
            Loss from equity investment ................................................      1,280       1,466
            Deferred tax benefit .......................................................       (134)         --
            Minority interest in net earnings of subsidiary ............................         83          --
       Changes in operating assets and liabilities, net of effect of acquisition of Sterling Construction Company:
            (Increase) decrease in accounts receivable-trade ...........................       (284)       (371)
            (Increase) decrease in contracts receivable ................................        415          --
            (Increase) decrease in inventories .........................................       (180)        721
            (Increase) decrease in costs and estimated earnings in excess of billings on
            uncompleted contracts ......................................................        212          --
            (Increase) decrease in prepaid expenses and other assets ...................        214         (54)
            (Decrease) increase in trade payables ......................................      3,049      (1,234)
            (Decrease) increase in billings in excess of costs and estimated earnings on
            uncompleted contracts ......................................................     (1,208)         --
            (Decrease) increase in accrued compensation and other
            liabilities ................................................................        400         641
                                                                                            -------     -------
Net cash provided by (used in) operating activities ....................................      2,431        (917)
                                                                                            -------     -------

Cash flows from investing activities:
       Net cash paid upon acquisition of Sterling Construction
       Company .........................................................................     (9,354)         --
       Additions to property and equipment .............................................       (378)        (50)
       Increase in investment ..........................................................         --      (3,351)
                                                                                            -------     -------
Net cash used in investing activities ..................................................     (9,732)     (3,401)
                                                                                            -------     -------

Cash flows from financing activities:
       Borrowings under long term obligations ..........................................      6,827       1,032
       Proceeds from issuance of long term debt ........................................         --       3,535
       Principal payments on long-term obligations .....................................       (213)        (52)
       Sale of treasury stock ..........................................................        908          --
                                                                                            -------     -------
Net cash provided by financing activities ..............................................      7,522       4,515
                                                                                            -------     -------

Net decrease increase in cash ..........................................................        221         197
Cash at beginning of period ............................................................         86         152
                                                                                            -------     -------
Cash at end of period ..................................................................    $   307     $   349
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

         The Company's operations are organized into the two operating segments included in the following table (in thousands):

Three months ended 8/31/2001                                               Consolidated
SEGMENTS                          Construction   Distribution     Other       Total
                                  ------------   ------------     -----       -----
Revenues                            $18,401         $5,263           --      $23,664
Operating profit (loss)                 867            (53)        (428)     $   386
Interest expense                                                             $  (693)
Loss from equity investment                                        (359)     $  (359)
Minority interest expense                                                    $   (83)
                                                                             -------
Pre-tax loss                                                                 $  (749)
                                                                             =======

Segment assets                       39,213          7,193       10,302      $56,708

                                     Distribution
                                     ------------
Three months ended 8/31/2000        SCPI      SCPI                         Consolidated
SEGMENTS                            Auto      Pet       OTI    Corporate       Total
                                    ----      ---       ---    ---------       -----
Net sales                          4,700       585        --         --      $ 5,285
Operating profit (loss)              213        84       (83)       (11)     $   203
Interest expense                                                             $  (583)
Loss from equity investment                             (667)                $  (667)
                                                                             -------
Pre-tax loss                                                                 $(1,047)
                                                                             =======

Segment assets                     7,279       320    11,426      4,088       23,113

Six months ended 8/31/2001                                               Consolidated
SEGMENTS                          Construction  Distribution   Other         Total
                                  ------------  ------------   -----         -----
Net sales                         $18,401        10,982           --       $ 29,383
Operating profit (loss)               867           163         (658)      $    372
Interest expense                                                           $ (1,424)
Loss from equity investment                                   (1,280)      $ (1,280)
Minority interest expense                                                  $    (83)
Pre-tax loss from continuing
operations                                                                 $ (2,415)
                                                                           ========

Segment assets                     39,213         7,193       10,302       $ 56,708

                                     Distribution
                                     ------------
Six months ended 8/31/2000          SCPI      SCPI                         Consolidated
SEGMENTS                            Auto      Pet       OTI     Corporate     Total
                                    ----      ---       ---     ---------     -----
Net sales                          9,817     1,213        --        --       $11,030
Operating profit (loss)              527       158      (147)     (160)      $   378
Interest expense                                                             $(1,155)
Loss from equity investment                                                  $(1,377)
                                                                             -------
Pre-tax loss                                                                 $(2,154)
                                                                             =======

Segment assets                     7,279       320    11,426     4,088       $23,113

5.       SUMMARY FINANCIAL INFORMATION

         As described in Note 1 "Interim Financial Statements", effective July 3, 2001, OTI returned its remaining equity interest in New Heights to KTI. Summarized financial information is therefore provided herein for New Heights for the month ended June 30, 2001 (through the date of disposition) and three and six months ended August 31, 2000 (in thousands):

                                                                                 June 30, 2001                August 31, 2000
                                                                                 -------------                ---------------
Current assets......................................................                $ 3,720                       $ 4,573
Non-current assets..................................................                 37,086                        40,565

Current liabilities.................................................                $24,457                       $ 7,908
Non-current liabilities.............................................                   --                           9,293
Net equity..........................................................                 16,349                        27,937

                                                                                  Month ended               Three months ended
                                                                                 June 30, 2001                August 31, 2000
                                                                                 -------------                ---------------
Total revenues......................................................                $ 1,583                       $ 5,343
Net loss............................................................                 (1,000)                       (2,428)

                                                                                Four months ended             Six months ended
                                                                                  June 30, 2001               August 31, 2000
                                                                                  -------------               ---------------
Total revenues......................................................                 $ 5,253                      $ 5,913
Net loss............................................................                  (3,586)                      (3,848)

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

7.       DISPOSITION OF NEW HEIGHTS

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

                  Cancellation of debt and accrued interest            $17,064
                  Purchase of common stock into treasury                 1,297
                  Transfer of equity interest in New Heights            (2,891)
                  Issuance of new 4-year note at 12%, net of the
                       unamortized fair value of the warrants             (950)
                                                                       -------
                  Adjustment to paid-in capital                        $14,520
                                                                       =======

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

                                At July 18, 2001

      Current assets                                  $22,213
      Property, plant and equipment                    18,242
      Goodwill and intangible assets                    6,153
      Deferred tax asset                                3,725
                                                      -------
      Total assets acquired                            50,333
      Current liabilities                             (15,663)
      Long-term debt                                  (10,332)
                                                      -------
           Total liabilities assumed                  (25,995)
      Minority interest                                (2,126)
                                                      -------
                                                      $22,212
                                                      =======

         Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by Sterling under its bank revolving credit, and by the Company through the issuance of notes and sale of common stock, as follows (in thousands):


             Sterling Revolver                                    $4,900
             Subordinated notes                                    2,580
             Short-term subordinated note payable                  1,500
             Sale of Oakhurst common stock                           908
                                                                  ------
                                                                  $9,888
                                                                  ======

         The following summary unaudited pro forma financial information for the three and six months ended August 31, 2001 is presented as if the Unwinding Agreements described in Note 7 and the Sterling Transaction had been completed as of the beginning of fiscal 2000 (in thousands, except per share data).

                                                                               Second quarter ended
                                                                               ---------------------
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

         At August 31, 2001, the Company's debt consisted of (in thousands):

                    Related party notes:
                         Subordinated debt                            $6,000
                         Zero coupon notes                             5,083
                         Short-term subordinated note                  1,500
                         Management/director notes                     2,048
                                                                     -------
                                                                      14,631
                    Sterling revolver                                  4,875
                    SCPI revolver                                      3,328
                    Mortgage payable                                   1,429
                    KTI Loan                                             972
                    Equipment notes & capital leases                     215
                    Other                                                359
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

         The loss from equity investment at New Heights decreased by $300,000 compared with the second quarter of the prior year. Due to substantial and continuing losses at New Heights, the equity investment was returned to KTI effective July 3, 2001.

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

         The loss from equity investment at New Heights decreased by $97,000 compared with the fist six months of the prior year. Due to substantial and continuing losses at New Heights, the equity investment was returned to KTI effective July 3, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.3 Amendment to Revolving Credit Agreement dated September 12, 2001 between Steel City Products, Inc. and National City Bank of Pennsylvania


(b)      Current Report on Form 8-K dated July 31, 2001.
----------
         *filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OAKHURST COMPANY, INC.


Date:    January 20, 2002              By: /s/  Joseph  P. Harper, Sr.
                                          ----------------------------
                                          Joseph P. Harper, Sr.
                                          President


Date:    January 20, 2002              By: /s/  Maarten D. Hemsley
                                          ----------------------------
                                          Maarten D. Hemsley
                                          Chief Financial Officer