Form 10-KT
period 2001-12-31
STERLING CONSTRUCTION CO INC
filed 2002-04-08
CIK 874238

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended .....................................

                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from March 1, 2001 to December 31, 2001

Commission file number:  0-19450

                       STERLING CONSTRUCTION COMPANY, INC.
                        (FORMERLY OAKHURST COMPANY, INC.)
             (Exact name of registrant as specified in its charter)

                  Delaware                                     25-1655321
       State or other jurisdiction of                        I.R.S. Employer
       incorporation or organization                      Identification Number

     2751 Centerville Road Suite 3131
          Wilmington, Delaware                                     19803
  Address of principal executive offices                          Zip Code

Registrant's telephone number, including area code: (817) 416-0717

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                     Common Stock, $0.01 par value per share
                        Preferred Shares Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Second 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value at March 1, 2002 of the voting stock held by non-affiliates of the registrant: $4,462,070

At March 1, 2002, the registrant had 5,055,516 shares of common stock outstanding

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

FORMATION AND HISTORY OF STERLING CONSTRUCTION COMPANY, INC. (FORMERLY OAKHURST COMPANY, INC.)

         Oakhurst Company, Inc. ("Oakhurst"), renamed Sterling Construction Company, Inc. in November 2001 and hereinafter referred to as "Sterling" or "the Company", was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owns 10% of SCPI's outstanding common stock and all of SCPI's Series A Preferred Stock, with the result that Sterling owns 90% of the voting stock of SCPI.

         Because Sterling's ownership of SCPI is primarily in the form of preferred stock Sterling retains most of the value of SCPI, and Sterling's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating tax loss carry-forwards and capital losses, which amounted to approximately $161 million at December 31, 2001.

         In December 1998 Sterling formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, Sterling entered into certain agreements with KTI, Inc. ("KTI") (which subsequently merged into Casella Waste Systems, Inc. "Casella") regarding the funding of capital improvements and start-up losses at New Heights.

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 the Company, OTI, Casella and KTI entered into certain agreements (the "Unwinding Agreements") pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred back to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) all but $1 million of the KTI Loan, which included accrued interest and aggregated approximately $16.1 million, was cancelled. The $1 million was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

         In January 1999, OTI made a minority investment in Sterling Construction Company, Inc., which in connection with the renaming of the Company was itself renamed Sterling Houston Holdings, Inc. (hereinafter referred to as "SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail projects. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of Sterling, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments.

         In November 2001, the Company changed its fiscal year end from the last day of February to December 31. Accordingly, this report covers the period from March 1, 2001 to December 31, 2001 ("Fiscal 2001"). Information about prior fiscal years is referred to as "Fiscal 2000" (twelve months ended February 28, 2001); "Fiscal 1999 (twelve months ended February 29, 2000); "Fiscal 1998 (twelve months ended February 28, 1999) and "Fiscal 1997" (twelve months ended February 28, 1998).

         The name changes referred to above were effected in order to better reflect the change of focus of the Company. The Company reports two operating segments, "Construction", which consists of the operations of SHH, and "Distribution" which consists of the operations of SCPI. OTI was dissolved in December 2001. See Note 12 to the Consolidated Financial Statements for additional segment information.

STERLING HOUSTON HOLDINGS, INC. ("SHH")

BACKGROUND

         SHH was founded in Michigan in 1955 by two brothers James and Richard Manning. In 1978, SHH relocated its business to Houston, Texas to participate in the rapid economic and population growth in that region. SHH is now one of the largest regional contractors of its kind in the Houston market engaged in the construction of underground sanitary sewers, water mains, storm sewers and paving. Recently, SHH expanded its business to include construction of portions of a light rail system in the City of Houston.

         In addition to its established operations in Houston, SHH has operated in the Dallas/Fort Worth market for several years, and in 1999 entered the San Antonio market. SHH is primarily engaged in working for local and county municipalities and agencies, and to a lesser extent, the State of Texas. SHH also occasionally undertakes projects for private developers and corporate customers.

OPERATIONS

         Most of the revenues of SHH are generated through the Houston municipal market, which includes the City of Houston, the Houston Metropolitan Transit Authority and Harris County. In 1999, SHH entered the state highway business, a market that is expected to benefit from growth in federal highway spending.

SEASONALITY

         Operations of SHH can be materially affected by poor weather conditions, so that generally less business is generated in the winter months. In particular, significant rainfall can cause construction delays affecting revenues and margins on contracts in progress.

CUSTOMER BASE

         SHH principally bids for contracts offered by local, city and county municipalities and agencies, including the City of Houston, the Houston Metropolitan Transit Authority, Harris County and the State of Texas. Major customers also include the cities of San Antonio, Fort Worth and Dallas, and suburban communities in these regions. Except for a limited amount of private work, most contracts are subject to a competitive public tender process.

         There are no foreign sales.

         The following table shows contract revenues generated from SHH's largest customers which accounted for more than 10% of consolidated revenues in the period since completion of the Sterling Transaction in July 2001:

                                        Six months ended December 31, 2001
                                        ----------------------------------
                                        Contract revenues     % of revenues
                                        -----------------     -------------
City of Houston                              $18,252               27.6%
Houston Metropolitan Transit Authority       $15,593               23.6%

         The above amounts reflect a large number of contracts for each customer, each contract being obtained through a competitive bidding process.

BACKLOG

         At December 31, 2001, the backlog at SHH totaled approximately $103 million. Of this amount, approximately $82 million is forecast to be completed within fiscal 2002, and approximately $21 million to be completed in fiscal 2003 and beyond. SHH expects to add further contracts during 2002 for construction during that year.

COMPETITION

         The typical public contract selection process is by sealed bid with the lowest bidder winning in a public selection process. SHH undertakes a significant due diligence process in preparing each bid. Participants must post bid bonds for up to 10% of the amount bid, and on successful bids must post performance bonds for 100% of the contract amount. Contracts are priced for labor, sub-contracting and materials against detailed specifications provided by the customer.

         SHH's competitors include large national and regional construction companies as well as smaller contractors. Management is unable to determine the relative size of most competitors, which are privately-owned, but believes that SHH is one of the larger participants in its marketplace, and the largest non state-highway contractor in Houston that is engaged in municipal civil construction work.

         SHH's size relative to its many smaller competitors in the municipal construction market gives it several advantages, including greater flexibility to manage its backlog to maximize its manpower and equipment resources, and the cost effective purchasing of materials, insurance and bonds. Since SHH owns most of the equipment required for such contracts and has the experienced manpower to handle all types of municipal civil construction, it is able to bid competitively on many categories of contract, especially complex multi-task projects. In state highway work, SHH has encountered some difficulty in penetrating the market, where most competitors are large, regional contractors, due to the larger size of individual contracts and the different range of specialized skills required as compared with its traditional municipal contracts.

REGULATION

         Management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations. However, in the last two years environmental issues have adversely impacted the rate at which certain highway contracts have been let in the Houston market.

EMPLOYEES

         SHH employs approximately 500 persons, of whom 26 are employed in the headquarters in Houston. Most of the others are field personnel, some of whom are hired on a job-by-job basis. No SHH employees are represented by a labor union. Senior executives, including Patrick Manning (also Chief Executive of Sterling) and Joseph Harper (also President of Sterling) have many years of service with SHH and are employed under long-term contracts.

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

         The Steel City Products automotive distribution business was founded in 1947 and was acquired by SCPI in 1969. In fiscal 1996, SCPI established a division to distribute non-food pet supplies and in fiscal 2000 SCPI broadened its distribution business to include lawn and garden supplies.

OPERATIONS

         SCPI primarily distributes automotive accessories. These products include functional and decorative car and truck accessories (such as floor mats, seat covers, mirrors, running boards, lights and wheel covers) car care products (including waxes and paints) chemicals (such as antifreeze, windshield washer fluid and motor oil) and car repair and maintenance items (including spark plugs, windshield wipers and air and oil filters). In fiscal 1996, SCPI introduced non-food pet supplies to its merchandise selection. Although the pet supplies were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell both pet supplies and automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered an opportunity for increased sales. Sales of pet supplies represented approximately 17% of SCPI's annual revenues in fiscal 2001. In fiscal 2000, management developed a plan to broaden its merchandise base further with the introduction of lawn and garden products, and began distributing these products in the third quarter of that year. SCPI's automotive and pet operations are conducted from leased facilities in McKeesport, Pennsylvania, and its lawn and garden operations are conducted from leased facilities in Glassport, Pennsylvania.

SOURCES OF SUPPLY

         SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 16% of its purchases for the ten months ended December 31, 2001. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

         Steel City Products generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

SEASONALITY

         SCPI's automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in the winter months. As is customary in the automotive aftermarket, and in the lawn and garden business, suppliers generally allow extended payment terms to SCPI for these inventory build-ups and in turn, SCPI grants extended payment terms to many of its customers to facilitate their inventory build-ups.

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

CUSTOMER BASE

         SCPI's customers include supermarket chains, drug stores, general merchandise retail chains, automotive specialty stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area, and in February 2000 SCPI began selling to the west coast distribution facility of one of its major customers. There are no foreign sales.

         SCPI's customers are continually affected by changes in the retail environment, including the competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. Some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

         In reaction to these trends, SCPI has added new customers, especially in the supermarket and drug store sectors, has expanded its product offerings to certain customers, has enlarged the territory that it serves and introduced new categories of products. Management believes that these efforts have resulted in a more diverse and financially secure customer base, although in August 2001 SCPI's largest remaining discount chain customer, Ames Department Stores, filed for Chapter 11 bankruptcy protection.

         Sales attributable to SCPI in fiscal 2001 represented 26% of the Company's consolidated sales. Reflecting the acquisition of SHH in July 2001, no single customer of SCPI accounted for more than 10% of Sterling's consolidated revenues in fiscal 2001. However, prior to the completion of the Sterling Transaction in July 2001, sales at SCPI represented 100% of consolidated revenues. The following table shows sales to SCPI's customers that individually accounted for more than 10% of SCPI's sales during any of the latest three fiscal years (dollars in thousands):

                            Fiscal year ended
                            December 31, 2001          Fiscal year ended       Fiscal year ended
                               (ten months)            February 28, 2001       February 29, 2000
                          ---------------------     ----------------------    --------------------
                           Sales     % of sales      Sales      % of sales    Sales     % of sales
                          ------     ----------     ------      ----------    ------    ----------
Ames                      $3,217        18%         $3,746          18%       $3,144        16%
Kroger                    $2,758        16%         $2,057          10%       $2,037        10%
Giant Eagle               $2,313        13%         $2,055          10%       $1,523         8%
Warehouse Sales           $2,193        13%              *           *             *         *
American Sales            $1,863        11%              *           *             *         *

*sales did not exceed 10% in these years

         As noted above, in August 2001, Ames Department Stores filed for Chapter 11 protection. SCPI has continued to ship to Ames as debtor-in-possession under strict payment terms. In fiscal 2001, pre-petition sales to Ames (mostly of automotive products) totaled $1.5 million, of which $686,000 was unpaid at the time of the Ames bankruptcy filing. Post-petition sales to Ames through December 31, 2001 aggregated $1.7 million, primarily as a result of the addition of sales of pet supplies.

         SCPI's five largest customers accounted for approximately three-quarters of its total sales in the ten months ended December 31, 2001. Management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them, although in the longer term continued sales to Ames are dependent on that customer eventually developing a successful reorganization plan and emerging from Chapter 11. In the event that one of its largest customers ceased doing business with SCPI, the resulting reduction in revenues could significantly reduce profitability unless a replacement customer were identified.

         None of SCPI's business is based on government contracts and there are no long-term sales contracts with any customers.

COMPETITION

         SCPI's distribution lines of automotive parts and accessories, non-food pet supplies and lawn and garden products are highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant competitors of SCPI have gone out of business and some of SCPI's customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management's merchandise expertise, the breadth of merchandise offered, prices, levels of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, service levels and traditionally high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 50 persons, of whom about 40 are employed in the headquarters office and distribution facility in McKeesport and the Glasport distribution facility. The others are field personnel. Senior executives, including the Chairman, Bernard H. Frank (a founder of Steel City Products) and Terrance W. Allan, President have many years of service with SCPI and are employed under long-term contracts.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI has experienced generally good labor relations and no significant labor disputes have affected its business for many years. The union contract was renewed in November 1999 for a three-year term.

DISCONTINUED OPERATIONS - DOWLING'S FLEET SERVICE CO., INC.

         Dowling's Fleet Service Co., Inc. was acquired by the Company in fiscal 1994 and was historically one of the largest regional distributors of aftermarket automotive radiators in the northeastern United States. In subsequent years, the radiator replacement market underwent significant changes, including aggressive competition, industry consolidation and direct selling by manufacturers to installers, and operating results at Dowling's declined. In fiscal 1998, Dowling's reported a loss of approximately $400,000 and the Company's Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under its revolving credit agreement. The closing took place on November 29, 2000.

ITEM 2. PROPERTIES

         In June 2001, SHH relocated its headquarters in Houston from leased facilities to a new, owned 15,000 square-foot building on a seven-acre parcel on which its equipment repair center is located. It also leases small office space in Grand Prairie, Texas and San Antonio.

         Since December 1997, SCPI has operated its automotive and pet supply businesses from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania. With the addition of lawn and garden distribution business in the fourth quarter of fiscal 2000, SCPI leased an additional 43,000 sq. ft. of warehouse space located in an industrial park in nearby Glassport, Pennsylvania, commencing in December 2000.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on October 16, 2001. Shareholders (1) approved the election of each of the seven directors listed in "Item 10. Directors and Executive Officers of the Registrant-Directors", (2) ratified the adoption of the 1998 Stock Incentive Plan by the Board of Directors, (3) ratified the adoption of the 2001 Stock Incentive Plan by the Board of Directors and (4) approved changing the name of the Company from "Oakhurst Company, Inc." to "Sterling Construction Company, Inc.". The following table lists the number of votes cast for, against or withheld for each matter and nominee, as well as the number of abstentions and broker non-votes relating thereto (in thousands):

                    Matter                    For         Against     Withheld     Abstentions       Broker non-votes
                    ------                    ---         -------     --------     -----------       ----------------
Election of directors:
John D. Abernathy                          3,277,372                   27,941
Robert M. Davies                           3,277,378                   28,000
Robert W. Frickel                          3,277,319                   27,941
Joseph P. Harper                           3,277,378                   27,941
Maarten D. Hemsley                         3,277,308                   28,011
Patrick T. Manning                         3,277,378                   27,941
Christopher H.B. Mills                     3,277,378                   27,041

Adoption of 1998 Stock Incentive Plan      1,533,565      181,695                     1,386
Adoption of 2001 Stock Incentive Plan      1,522,063      193,273                     1,310
Change of Company name                     3,272,876       32,006                       437

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock was listed and traded on the Nasdaq Small-Cap Market under the symbol OAKC until February 10, 1998, when the Common Stock was delisted from trading. The delisting was a result of the fall in the Company's stock to below the Nasdaq minimum closing bid price of $1.00 per share and the fall in the Company's net tangible assets to below Nasdaq's minimum maintenance requirements. Commencing February 11, 1998, the Company's Common Stock began trading on the OTC Bulletin Board, under the symbol OAKC.OB. As a result of the Company's change of name in November 2001, the stock symbol on the OTC Bulletin Board was changed to STCS.OB.

         The following table sets forth the high and low bid prices by fiscal quarter for the Company's common stock for fiscal years 2001 and 2000.

                                   Fiscal 2001                                 Fiscal 2000
                        ---------------------------------          -----------------------------------
                        Quarterly High      Quarterly Low          Quarterly High        Quarterly Low
                        --------------      -------------          --------------        -------------
Quarter 1                   $0.78               $0.75                  $1.25                 $1.03
Quarter 2                   $1.50               $0.75                  $1.31                 $1.00
Quarter 3                   $1.64               $1.25                  $1.38                 $1.13
Quarter 4                   $1.70               $1.63                  $1.19                 $0.75

*Due to the Company's change of fiscal year end from the last day of February to December 31, the fourth quarter of fiscal 2001 consisted of one month.

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There were approximately 3,600 holders of record of the Company's common stock on March 1, 2002.

         No cash dividends were declared or paid in fiscal 2001, 2000 or 1999. The Company does not anticipate the declaration of cash dividends in the foreseeable future. The ability of the Company's operating subsidiaries, SHH and SCPI, to upstream funds to Sterling for payment of dividends is limited by their respective bank credit agreements.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial and other data of Sterling Construction Company, Inc. (formerly Oakhurst Company, Inc.) and subsidiaries and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the Consolidated Financial Statements and related Notes.

                                                                  Fiscal 2001        December 31,         Restated
                                                                  December 31,           2000           Fiscal 2000
                                                                   2001(d)(e)        (ten months)       February 28,
                                                                  (ten months)       (unaudited)         2001(a)(e)
                                                                  ------------       ------------       ------------
                                                                  Dollar amounts in thousands, except per share data
Operating results:
Revenues ...................................................      $     66,121       $     17,256       $     20,694
                                                                  ============       ============       ============
(Loss) income from continuing operations
  before income taxes ......................................      $     (1,965)      $     (4,774)      $     (7,044)
Minority interest(f) .......................................              (647)                --                 --
Current income tax expense .................................               (14)                (5)               (27)
Deferred income tax expense (c) ............................                --                 --                 --
                                                                  ------------       ------------       ------------
Loss from continuing operations ............................            (2,626)            (4,779)            (7,071)
Income (loss) from discontinued operations .................                --                399                399
                                                                  ------------       ------------       ------------
Net loss ...................................................      $     (2,626)      $     (4,380)      $     (6,672)
                                                                  ============       ============       ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations ............................      $      (0.52)      $      (0.97)      $      (1.43)
Income (loss) from discontinued operations..................      $         --       $       0.08       $       0.09
                                                                  ------------       ------------       ------------
Net loss ...................................................      $      (0.52)      $      (0.89)      $      (1.34)
                                                                  ============       ============       ============
Cash dividends declared ....................................      $      (0.00)      $      (0.00)      $      (0.00)
                                                                  ============       ============       ============

BALANCE SHEET STATISTICS:
Total assets ...............................................      $     59,084       $     17,103       $     16,507
Long-term obligations ......................................      $     30,241       $     17,965       $      4,633
Book value per share of common stock .......................      $       1.20       $      (1.50)      $      (2.01)

                                                                        Restated           Restated
                                                                      Fiscal 1999         Fiscal 1998        Fiscal 1997
                                                                      February 29,        February 28,       February 28,
                                                                       2000(a)(e)          1999(a)(e)         1998(a)(b)
                                                                      ------------        ------------       ------------
                                                                       Dollar amounts in thousands, except per share data
Operating results:
Revenues ...................................................           $     20,142       $     18,092       $     17,879
                                                                       ============       ============       ============
(Loss) income from continuing operations
  before income taxes ......................................           $     (2,517)      $       (804)      $        651
Minority interest(f) .......................................                     --                 --                 --
Current income tax expense .................................                    (10)                (8)                (3)
Deferred income tax expense (c) ............................                     --                 --             (1,000)
                                                                       ------------       ------------       ------------
Loss from continuing operations ............................                 (2,527)              (812)              (352)
Income (loss) from discontinued operations .................                 (2,456)              (185)               (63)
                                                                       ------------       ------------       ------------
Net loss ...................................................           $     (4,983)      $       (997)      $       (415)
                                                                       ============       ============       ============

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss from continuing operations ............................           $      (0.51)      $      (0.16)      $      (0.11)
Income (loss) from discontinued operations..................           $      (0.49)      $      (0.05)      $      (0.02)
                                                                       ------------       ------------       ------------
Net loss ...................................................           $      (1.00)      $      (0.21)      $      (0.13)
                                                                       ============       ============       ============
Cash dividends declared ....................................           $      (0.00)      $      (0.00)      $      (0.00)
                                                                       ============       ============       ============

BALANCE SHEET STATISTICS:
Total assets ...............................................           $     21,952       $     16,925       $     14,316
Long-term obligations ......................................           $     13,428       $      8,254       $      4,318
Book value per share of common stock .......................           $      (0.66)      $       0.34       $       0.63

(a) In fiscal 1999, the decision was made to dispose of Dowling's. Results of operations for fiscal 1999 reflect a loss on the disposal of $2.0 million, relating primarily to the write-off of goodwill, together with an operating loss of $428,000. Results for Dowling's have been presented as discontinued operations for all periods shown. Upon completion of the sale of Dowling's in fiscal 2000, the Company recorded income of $399,000.

(b) In fiscal 1997, SCPI sold its former warehouse in Pittsburgh, Pennsylvania for a gross sales price of approximately $2.8 million in cash. SCPI recognized a pre-tax gain of approximately $1.8 million in connection with the sale.

(c) Results for fiscal 1997 include net non-cash deferred tax charges of approximately $1.0 million, primarily related to an increase in the Company's valuation allowance of its deferred tax asset. In December 2001, the Company again recorded a deferred tax asset that exceeded its valuation allowance (see Note 7 to the Consolidated Financial Statements).

(d) In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for Fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(e) In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000, 1999 and 1998 have been restated to reflect this treatment.

(f)      Minority interest represents the 19.9% of SHH not owned by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), since renamed Sterling Construction Company, Inc. (hereinafter referred to as "Sterling") was designed to facilitate capital formation by Sterling while permitting Sterling and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $161 million of net operating loss carry-forwards. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

         Sterling's principal business historically has been the distribution of products to the automotive aftermarket, described herein as the "Distribution Segment". The one remaining automotive distribution business (following the disposal of Dowling's Fleet Service Company, Inc. in fiscal 2000, see below) is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania. SCPI is believed to be one of the largest independent wholesale distributors of automotive accessories in the Northeastern United States.

         Dowling's, a New York-headquartered distributor of automotive radiators and related products, was acquired by Sterling in August 1994 for an aggregate purchase price of $4.7 million. Due to operating losses at Dowling's of approximately $400,000 in fiscal 1999, the Company's Board of Directors decided to dispose of the business. In June 2000, the Company disposed of Dowling's through a merger with an importer of radiators. The merger closed on November 29, 2000. The statement of operations for fiscal 2000 reflects a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

         Representing a significant change from its historical operating business, in December 1998, Sterling formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, Sterling entered into certain agreements with KTI, Inc. ("KTI") (which subsequently merged into Casella Waste Systems, Inc., "Casella") regarding the funding of capital improvements and start-up losses at New Heights.

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

         In January 1999 OTI made a minority investment in Sterling Construction Company, Inc., since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail, herein described as the "Construction Segment". Upon reaching certain performance objectives, in October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 was due to Robert Davies, then the Company's Chairman and CEO. Under a Participation Agreement, Maarten Hemsley, then the Company's President and CFO, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. These notes were restructured as part of the Sterling Transaction in July 2001 whereby the Company increased its equity percentage in SHH from 12% to 80.1%.

         As the prior investment in SHH of $2.7 million accounted for less than 20% of SHH, the Company accounted for the investment under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for fiscal 2001, fiscal 2000 and fiscal 1999. Equity investment income generated by SHH for fiscal 2001, 2000 and 1999 was $63,000, $260,000 and $506,000, respectively. In addition, goodwill expense of $25,000, $51,000 and $36,000 was recorded as part of the step acquisition in fiscal 2001, 2000 and 1999, respectively. In fiscal 1999, beginning accumulated deficit was restated for the equity earnings of SHH and related goodwill amortization in the aggregate amount of $49,000.

         Pursuant to the terms of the Sterling Transaction, in July 2001 Patrick
T. Manning, President and Chief Executive Officer of SHH was appointed Chairman and Chief Executive Officer of the Company and Joseph P. Harper, Chief Financial Officer, Treasurer and Secretary of SHH was appointed a director and President of the Company. Robert W. Frickel and Christopher H.B. Mills were also appointed to the Board at that time. Robert M. Davies, former Chairman and Chief Executive Officer, remained a director of the Company, Maarten D. Hemsley continues as Chief Financial Officer and a director of the Company and John D. Abernathy remains a director of the Company. All incumbent directors were re-elected to the Board at the Annual Stockholders' Meeting held in October 2001. Also at that meeting stockholders approved the Company's name change to more accurately reflect its current business. Messrs. Mark Auerbach, Bernard H. Frank and Joel
S. Lever resigned from the Company's Board upon completion of the Sterling Transaction.

         Management believes the completion of the Unwinding Agreements and the Sterling Transaction terminated the substantial negative impact on the Company of the losses at New Heights, and will allow the Company to be in a position to achieve profitability in the future. However, such profitability cannot be assured.

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of different customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability and financial needs of the Construction Segment are reviewed by Joseph Harper, the Company's President and the Chief Financial Officer of SHH, to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

            Certain of our accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts and the valuation of long-term assets. Management evaluates all of its estimates and judgments on an on-going basis.

            Revenue Recognition: The Company uses the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue and earnings on construction contracts are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

            Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid to the extent that contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid, inclement weather and timing and coordination issues inherent in all projects, including design/build. Contract cost consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using straight-line methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. If the Company projects a loss on the project the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods and these fluctuations may be significant.

            A significant portion of the Company's revenue is derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). Other contracts, including most design-build contracts, are priced on a lump-sum basis under which the Company bears the risk that it may not be able to perform all the work for the specified amount. All government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination.

            Valuation of Long-Term Assets: Long-lived assets, which include property, equipment and acquired identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on operating results and financial position. Additionally, the Company had approximately $7.7 million in goodwill at December 31, 2001, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"). The Company is required to complete its initial impairment review for its goodwill in the first half of 2002 and management does not expect to record an impairment charge. The impairment testing required by SFAS 142 requires considerable judgment and there can be no assurance that an impairment charge will not be required in the future.

            Deferred Taxes: Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review and the related SHH acquisition, the Company reduced the valuation allowance against the deferred tax asset related to the estimated utilization of the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, and in billings in excess of cost and estimated earnings. SHH's cash requirements are also impacted by its needs for capital equipment, which have generally been financed from cash flow or from borrowings under its lines of credit.

         At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI's working capital needs not financed by suppliers have been financed from cash flow and borrowings under its line of credit.

FINANCING

         At December 31, 2001, the Company's debt consisted of (in thousands):

Related party notes:
   Subordinated debt                       $ 6,000
   Subordinated zero coupon notes            5,283
   Convertible subordinated note               500
   Management/director notes                 1,984
                                           -------
                                            13,767
SHH revolver                                10,000
SCPI revolver                                2,535
Mortgage payable                             1,388
KTI loan                                     1,016
Equipment notes and capital leases             175
Other                                           63
                                           -------
                                           $28,944
                                           =======


Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum. The December 2001 installment on these notes was not made pending completion of preliminary financial statements for SHH until February 2002. Management expects that $2.5 million of this debt will be repaid during fiscal 2002.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively.

Short-term Subordinated Note

         In order to facilitate the Sterling Transaction, SHH borrowed $1.5 million from one of the Company's shareholders. The note was repaid in two equal installments on September 30, 2001 and December 31, 2001. The note carried interest at 12%.

Management/Director Notes

         Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were due to several members of Sterling's management, including Joseph P. Harper, since appointed the Company's President. Notes totaling approximately $559,000 were due to Robert Davies, the Company's former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company's President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain amounts due by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI's business.

SHH Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

         Due to concerns stemming from the filing for bankruptcy by SCPI's institutional lender, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into an agreement for a two-year bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base (the "SCPI Revolver"). The new revolver originally carried an interest rate equal to prime plus 1%. Following the bankruptcy filing of Ames Department Stores, a significant customer of SCPI in August 2001, which created a default under the terms of the Revolver, it was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and to accelerate the maturity to April 30, 2002. Upon demonstrating SCPI's ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and to extend the term to May 2003.

Convertible Subordinated Notes

         In December 2001, conjunction with the December 2001 amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling obtained funding principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) aggregating $500,000 (the "Convertible Subordinated Notes"). In January 2002, two other members of management, including Bernard Frank funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to the maturity date into the Company's common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

         Management believes that the SCPI Revolver and proceeds from the Convertible Subordinated Notes will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

KTI Loan

         In December 1998, Sterling entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to lend Sterling a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

         Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights.

         Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. Accordingly, KTI and Sterling entered into the KTI

Loan. Funds drawn by Sterling under the KTI Loan were invested in OTI, principally to facilitate the financing of the New Heights Business Plan.

         In July 2001, all except $1,000,000 of the KTI Loan and accrued interest thereon was cancelled pursuant to the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan has been accounted for to reflect a reduction for the fair value of the approximately 494,000 warrants for the Company's common stock issued to KTI, to be amortized over the life of the loan.

SHH Mortgage

         In June 2001, SHH completed the construction of a new headquarters building on land adjacent to its existing equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities, at an interest rate of 7.75% per annum, repayable over 15 years. The new mortgage is cross-collateralized with an existing mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.

Other Debt

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a loan (the "Subordinated Loan"), subordinated to the SCPI Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

CAPITAL EXPENDITURES

         Capital expenditures made by Sterling and its subsidiaries during fiscal 2001 totaled $1.2 million, consisting primarily of heavy construction equipment and the new office building at SHH. At December 31, 2001 SHH had commitments for further capital expenditures in the amount of $3 million, which amount is expected to be funded from its revolving line of credit and operating cash flows.

TAX LOSS CARRY-FORWARDS

         At December 31, 2001, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $161 million, which expire in the years 2002 through 2021 and which shelter most income of SCPI, Sterling or its subsidiaries from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock. Shareholdings over 5% resulting from the Sterling Transaction were approved by the Company's Board following receipt of required opinions that these would not adversely affect the availability of the Tax Benefits. The shareholdings exceeding 5% held by Messrs. Davies and Hemsley include options, the exercise of which is subject to a standstill agreement which provides that they may not be exercised except with Board approval following an opinion that such exercise will not adversely affect the availability of the Tax Benefits.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Sterling's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Sterling, most of their future income and that of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 8 to the Consolidated Financial Statements).

CASH FLOWS

         Net cash provided by operations for the ten-month period ended December 31, 2001 was $2.6 million, compared with cash used by operations of $214,000 in fiscal 2000. The improvement was due to decreases in contracts and accounts receivable offset by increases in trade payables.

         Net cash used by operating activities for the fiscal years ended February 28, 2001 and February 29, 2000 was $214,000 and $419,000, respectively. The improvement was due to cash generated by the reduction of inventory in the later year. In fiscal 2000, cash in the amount of $111,000 was used by the discontinued operations of Dowling's to complete the disposal of the subsidiary, while in fiscal 1999, cash was generated by Dowling's due to increases in vendor payables.

         Cash used in investing activities for the ten-month period ended December 31, 2001 totaled $10.5 million, mostly related to the acquisition of SHH in July 2001. Capital expenditures in the amount of $1.2 million were made during the period, mostly related to purchases of heavy construction equipment for SHH.

         For fiscal 2000 and fiscal 1999, net cash used in investing activities was $3.7 million and $7.4 million, respectively. The decrease was due to the reduced investments in New Heights as a result of completion of certain construction phases at New Heights.

         Financing activities provided approximately $10.7 million in cash during fiscal 2001, related to the acquisition of SHH and to increases in the SHH Revolver. The SCPI revolver decreased during the period by approximately $900,000. In addition, option exercises provided approximately $63,000 related to the issuance of the Company's common stock.

         For fiscal 2000 and fiscal 1999, the Company's financing activities provided cash of $3.9 million and $7.7 million, respectively, principally from the issuance of long-term debt of $3.7 million and $7.6 million, respectively, principally to fund the Company's investment in New Heights.

         Management does not believe that inflation has had a material negative impact on the Company's operations or financial results during recent years.

RESULTS OF OPERATIONS

         Operations include the consolidated results for SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive accessories, non-food pet supplies and lawn and garden products (the "Distribution Segment"). In July 2001, pursuant to the Sterling Transaction, the Company increased its investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer and light rail. Operations of SHH make up one segment (the "Construction Segment"). Until July 2001, OTI held equity investments in the construction industry and the waste-to-energy industry. OTI was dissolved in December 2001.

FISCAL YEAR ENDED DECEMBER 31, 2001 (FISCAL 2001) COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 2001 (FISCAL 2000)

CONSTRUCTION

         Revenues provided by the Construction Segment totaled approximately $49 million for the six months since its acquisition in July 2001.

         Gross margin for the period was approximately 8% of revenues.

         The segment reported an operating profit of $2.3 million for the six month ownership period.

DISTRIBUTION

         Total revenues for the Distribution segment for the ten months ended December 31, 2001 were $17.5 million, a decrease of approximately $2.9 million due in part to the shorter fiscal year and to lower sales of automotive accessories, primarily related to the bankruptcy filing of Ames in August 2001. Sales of pet supplies totaled $2.9 million, an increase of $344,000 compared with fiscal 2000 which included twelve months. Most of the increase resulted from sales to new customers, which included shipments to Ames after its bankruptcy filing. Sales of lawn and garden products totaled $836,000 for its first full year of operation.

         Gross profit totaled $3.3 million, a decrease of approximately $700,000 compared with fiscal 2000, due to the lower sales resulting from the shorter reporting period.

         Operating profits decreased by approximately $487,000 due principally to a significant charge to bad debt expense resulting from the Ames bankruptcy.

OTHER

         The Company recorded a loss on its equity investment at New Heights, through the date of its disposition in July 2001, of $1.3 million. Interest expense was lower than the prior year by $495,000 due to lower interest rates affecting the SCPI Revolver, and the elimination of the debt owed to KTI for the New Heights investment.

RESULTS FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE TEN MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

     As Fiscal 2001 includes ten months compared with twelve months in Fiscal 2000, a separate discussion below compares results of Fiscal 2001 with the comparable ten month period (unaudited) in Fiscal 2000.


(in thousands)          December 31,     December 31,
                            2001              2000
                        ------------     ------------
Sales                      $66,121         $17,256
Gross profit                $7,299          $3,550
Operating profit            $1,445            $294

CONSTRUCTION

         Revenues provided by the Construction Segment totaled approximately $49 million for the six months since its acquisition in July 2001.

         Gross margin for the period was approximately 8% of revenues.

         The segment reported an operating profit of $2.3 million for the six month ownership period.

DISTRIBUTION

         Comparing results for the ten months ended December 31, 2001 with the ten months ended December 31, 2000, total sales increased by approximately $212,000. Sales of automotive products decreased by $1.4 million, due primarily to the bankruptcy filing of Ames Department Stores in August 2001. Sales of pet products increased by $822,000 due to sales to new customers, which included Ames after its bankruptcy filing. Sales of lawn garden products were $836,000. Sales of this product line began in November 2000.

         Gross profits decreased by approximately $212,000, due to the sales decrease of automotive products and to pressure placed on the Company to reduce margins to larger customers.

         Although savings were realized in operating and selling expenses due to a reduction in personnel, these were offset by an increase of approximately $469,000 in bad debt expense due to the bankruptcy filing of Ames.

CORPORATE

         For the ten months ended December 31, 2001, there was a loss from equity investment of $1.2 million, compared with a loss in the prior unaudited ten month period of $3.1 million, primarily related to New Heights. New Heights was disposed of in July 2001. Interest expense decreased in the fiscal 2001 period by approximately $193,000, due to the disposition of New Heights.

FISCAL YEAR ENDED FEBRUARY 28, 2001 (FISCAL 2000) COMPARED WITH FISCAL YEAR ENDED FEBRUARY 29, 2000 (FISCAL 1999)

DISTRIBUTION

         For the fiscal year ended February 28, 2001, sales increased by approximately $552,000 compared with the prior year. Sales of automotive accessories decreased by approximately $218,000 compared with the prior year, due principally to the loss of a customer late in fiscal 1999 that had been acquired by another company, and to more customers purchasing product directly from manufacturers. Sales of pet supplies increased by approximately 16%, due to increased sales to existing customers. New customers generated approximately $31,000 of additional revenues. The lawn and garden division generated approximately $399,000 in sales during its first four months of operations.

         Gross profits increased by approximately $268,000, due to lower freight related costs, better margins earned on certain products and to the increased sales.

         Operating profits increased by approximately $179,000, due to reductions in general office expenses and a reduction in staff. Offsetting some of these savings were increased commissions paid to brokers for certain product lines.

OTI

         Expenses at OTI increased by approximately $70,000 mostly related to accrued royalty fees for the cryogenic crumb rubber system that were to be paid from any future operating profits of New Heights. Offsetting this increase were savings resulting from a reduction in personnel.

         The loss from equity investment at New Heights increased by $3.1 million compared with fiscal 1999, representing OTI's share of New Heights' start up losses for the fiscal year.

CORPORATE

         Interest expense increased by $1.4 million due to interest associated with the KTI Loan.

ITEM 7(A). QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense in fiscal 2001 by approximately $56,000.

         Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Report of Independent Certified Public Accountants...................................... 39

    Consolidated Balance Sheets: December 31, 2001 and February 28, 2001.................... 41

    Consolidated Statements of Operations for the fiscal periods ended
      December 31, 2001, February 28, 2001 and February 29, 2000............................ 42

    Consolidated Statements of Stockholders' Equity (Deficiency) for the fiscal periods ended December 31, 2001, February 28, 2001 and February 29, 2000...................... 43

    Consolidated Statements of Cash Flows for the fiscal periods ended
      December 31, 2001, February 28, 2001 and February 29, 2000............................ 44

    Notes to Consolidated Financial Statements.............................................. 46

    Schedule II - Valuation and Qualifying Accounts......................................... 67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 25, 2001, the Company's Board of Directors, acting on the recommendation of its Audit Committee decided to no longer engage Deloitte & Touche LLP ("Deloitte & Touche" or "DT") as the Company's independent public accountants. This determination followed the Company's decision to seek proposals from other independent accountants to audit the Company's consolidated financial statements for the Transition Period ending December 31, 2002.

         Deloitte & Touche's reports on the Company's consolidated financial statements for the fiscal years ended February 28, 2001 and February 29, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended February 28, 2001 and February 29, 2000 and through the date hereof, there were no disagreements with Deloitte & Touche on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DT's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The Company provided Deloitte & Touche with a copy of the foregoing disclosures.

         Effective September 26, 2001, the Board of Directors, based on upon a recommendation of its Audit Committee, retained Grant Thornton LLP as its independent auditors to audit the Company's consolidated financial statements for the Transition Period ending December 31, 2001.

         During the fiscal years ended February 28, 2001 and February 29, 2000 and through the date hereof, except as disclosed in the following paragraph, the Company did not consult Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

         During the week preceding September 26, 2001, the Company had discussions with Grant Thornton regarding proforma presentation regarding the Sterling Transaction.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS.

         The by-laws of Sterling Construction Company, Inc. ("Sterling" or the "Company") provide for such number of directors as is determined from time to time by the Board of Directors and the Certificate of Incorporation of the Company provides for the organization of directors into three classes, with directors elected for three-year staggered terms. There are currently seven directors.


           Name              Age at March 1, 2002   Current term expires*   Director since    Class
           ----              --------------------   ---------------------   --------------    -----
John D. Abernathy                     64                     2003                1994           II
Robert M. Davies                      51                     2004                1996          III
Robert W. Frickel                     59                     2003                2001           II
Joseph P. Harper, Sr.                 56                     2002                2001            I
Maarten D. Hemsley                    52                     2004                1998          III
Patrick Manning                       54                     2002                2001            I
Christopher H.B. Mills                49                     2004                2001          III

*the director also serves until a successor is elected

John D. Abernathy. Mr. Abernathy has been Chief Operating Officer of Patton Boggs LLP, a Washington DC law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. He is a director of Pharmaceutical Resources, Inc., a generic drug manufacturer and of the Company's majority owned subsidiary, Steel City Products, Inc. ("SCPI"). Mr. Abernathy is a certified public accountant.

Robert M. Davies. Mr. Davies was the Company's Chairman and Chief Executive Officer from May 1997 to July 2001 and was its President from May 1997 to January 1999. Mr. Davies had previously been a member of the Company's Board from 1991 until 1994. Mr. Davies was a Vice President of Wexford Capital Corporation, which acts as the investment manager to several private investment funds, from 1994 to March 1997. From November 1995 to March 1997 Mr. Davies also served as Executive Vice President of Wexford Management LLC, a private investment management company. From September 1993 to May 1994 he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of SCPI. Mr. Davies is a managing director of Menai Capital, L.L.C., a private equity advisory company, and Managing Director of Greenwich Power, LLC.

Robert W. Frickel. Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a certified public accounting firm that provides audit, tax and consulting services primarily to the construction industry. Prior to the founding of the R.W. Frickel Company in 1974, Mr. Frickel was employed by Ernst & Ernst. He attained his CPA license in 1968 and holds a Bachelor of Business Administration degree from the University of Michigan.

Joseph P. Harper, Sr.. President. Mr. Harper serves as CFO, Treasurer and Secretary of Sterling Houston Holdings ("SHH") and has been with that company since 1972. He has performed both estimating and project manager functions as well as his primary role as CFO. Prior to joining SHH, Mr. Harper worked for Price Waterhouse and attained his CPA license in 1970. He holds a Bachelor's degree from St. Joseph College. Mr. Harper was elected the Company's President in July 2001.

Maarten D. Hemsley. Mr. Hemsley was re-elected to the Board of Directors of the Company and of SCPI in December 1998, having been an employee and director of the Company or SCPI for many years prior to 1995. In

December 1995, he had resigned his positions with the Company and SCPI but continued to provide consulting services to both companies through his wholly-owned business, Bryanston Management, Ltd. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer of the Company until July 2001, and currently serves as Chief Financial Officer of both Sterling and SCPI. Mr. Hemsley has been President of Bryanston Management, Ltd., a financial consultancy firm, since 1993.

Patrick T. Manning. Chairman and Chief Executive Officer. Mr. Manning joined SHH in 1971 and led that company's move into the Houston market in 1978. He currently serves as President and CEO of SHH. Before 1971, Mr. Manning was President of Oakland Construction Company, a custom home builder in suburban Detroit. Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors' Association, where he served as a member of the Board of Directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972. Mr. Manning is the brother of James Manning, a founder of SHH. Mr. Manning was elected the Company's Chairman and Chief Executive Officer in July 2001.

Christopher H.B. Mills. Mr. Mills is Chief Investment Officer of J.O. Hambro Capital Management, an investment fund based in the United Kingdom. Prior to his founding of J.O. Hambro Capital Management in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company Invesco MIM as an investment manager and director from 1975 to 1993. He is Chief Executive of North Atlantic Smaller Companies Investment Trust plc, ("NASCIT", a 12% shareholder in the Company) and of American Opportunity Trust plc. Mr. Mills serves as a director and shareholder of J.O. Hambro Capital Management and of Lesco, Inc., a company based in the United States which manufactures and sells fertilizer and lawn products.

EXECUTIVE OFFICERS.

         The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries who are not also directors of the Company, all of whom serve until they resign or are removed by the Board of Directors. The business histories of executive officers who are also directors (Messrs. Harper, Hemsley and Manning) are set forth above under the heading "Directors."

Roger M. Barzun (58): Vice President, Secretary and General Counsel. Mr. Barzun has been a Vice President, Secretary and General Counsel of the Company since August 1991 and was a Senior Vice President from May 1994 until July 2001. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (48): President, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President of SCPI in May 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of beneficial ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

         Based solely on a review of those reports and amendments thereto furnished to the Company during the Transition Period or written representations by Insiders that no reports were required to be filed, the Company believes that during the Transition Period ended December 31, 2001 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied, except as noted in the following paragraphs.

         NASCIT, a beneficial owner of greater than 10% of the Company's common stock, did not timely report beneficial ownership of 605,520 shares of common stock beneficially owned by it. Beneficial ownership of these shares was reported on a Form 3 Report filed in February 2002.

         Mr. Christopher Mills, a director of the Company, did not timely report beneficial ownership of 605,520 shares of common stock beneficially owned by him as an executive director and co-investment adviser of NASCIT and 12,000 options granted to him on July 23, 2001. Beneficial ownership of these shares was reported on a Form 3 Report filed in February 2002.

         Mr. Joseph P. Harper, Sr., President and a director of the Company, did not timely report beneficial ownership of 3,773 shares of common stock, a warrant granted on July 19, 2001 for the right to acquire 46,236 shares of common stock, and a warrant granted on October 31, 2001 for the right to acquire 1,019 shares of common stock. Beneficial ownership of these shares was reported on a Form 4 Report filed in February 2002.

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

        The Audit Committee reviews the Company's financial reporting process on behalf of the Board of Directors. Three independent directors, Mr. Abernathy, Mr. Frickel, and Mr. Mills are members of the Audit Committee. The Committee operates under a written Charter adopted by the Board in June 2000. Management has the primary responsibility for the financial statements and the reporting process. The Company's independent auditors are responsible for expressing an opinion on the conformity of the Company's financial statements with generally accepted accounting principles and whether the Company's financial statements present fairly, in all material respects, the financial position and results of operations of the Company.

        In this context, the Audit Committee has reviewed and discussed with management and the independent auditors the audited financial statements. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Accounting Standards No. 61 ("Communication with Audit Committees"). In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board No. 1 ("Independence Discussions with Audit Committees") and discussed with them their independence from the Company and its management.

        In September 2001, the Company elected to change its independent auditors.

        The following table sets forth the aggregate fees billed to the Company for the year ended December 31, 2001 by its current independent auditors, Grant Thornton LLP:


Audit fees                                                        $153,082
Financial information systems design and implementation                 --
All other fees                                                    $121,111

        Audit fees include the fees for the separate audits of SCPI and SHH as well as the consolidated audit of the Company and resolution of issues that arose during the audit process.

        Items included in the "all other" category include services related to an audit of SHH as of September 30, 2001, acquisition issues and other matters. The Audit Committee determined that services provided in the "all other" category did not impair the independence of Grant Thornton, LLP.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its subsidiaries, SHH and SCPI.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation for the 2001, 2000 and 1999 fiscal years allocated or paid on or before December 31, 2001 to those who served as the Company's Chief Executive Officer during fiscal 2001 and to the other executive officers of the Company who were serving at the end of the 2001 fiscal year for services rendered in all capacities to the Company and its subsidiaries and whose total annual salary and bonus exceeded $100,000 in fiscal 2001. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.

                                                        Annual Compensation                       Long-term compensation
                                          --------------------------------------------------   ---------------------------
                                                                                               Securities
                                          Fiscal                                Other Annual    Underlying      All Other
      Name and Principal Position          Year      Salary          Bonus      Compensation*  Options/SARs   Compensation
      ---------------------------         ------  ------------   ------------   ------------   ------------   ------------
Robert M. Davies(1)                        2001   $     22,395             --             --             --             --
Chairman & Chief Executive Officer         2000   $    124,028             --             --             --             --
                                           1999   $    120,000             --             --             --             --

Patrick T. Manning(2)                      2001   $     98,077             --             --          3,700
Chairman & Chief Executive Officer

Joseph P. Harper, Sr.(2)                   2001   $     98,077             --             --          3,700
President

Maarten D. Hemsley(3)                      2001   $     65,146             --             --             --             --
Chief Financial Officer                    2000   $    129,392             --             --             --             --
                                           1999   $    125,000             --             --             --             --

Terrance W. Allan(4)                       2001   $    124,385   $     40,771             --             --             --
President - SCPI                           2000   $    132,072   $     60,515             --             --             --
                                           1999   $    115,885   $     15,000             --          9,750             --

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

1. Mr. Davies was elected Chairman, Chief Executive Officer and President in May 1997 and resigned those positions in July 2001. Mr. Davies remains a director of the Company.

2. In July 2001, Mr. Manning was elected Chairman and Chief Executive Officer of the Company. Mr. Manning is compensated by Texas-Sterling Construction, LP, a subsidiary of SHH, under a long-term employment agreement, except with respect to stock options and other stock awards. Also in July 2001, Mr. Harper was elected President of the Company. Mr. Harper is compensated by Texas-Sterling Construction, LP, a subsidiary of SHH, under a long-term employment agreement, except with respect to stock options and other stock awards. Compensation is included only for the period of ownership of SHH by the Company since July 2001.

3. In December 1998, Mr. Hemsley was elected President, Chief Operating Officer and Chief Financial Officer of the Company. Following the Sterling Transaction in July 2001, he remains Chief Financial Officer of the Company.

4. Mr. Allan is compensated only by SCPI, except with respect to stock options and stock awards.

OPTION GRANTS IN THE LAST FISCAL YEAR.

         Options were granted to individuals named in the Summary Compensation Table, above, during the fiscal year ended December 31, 2001, as summarized in the table below:

                       Option Grants in Fiscal Year Period


                                                                                                    Potential Realized
                                                                                                     value at Assumed
                                                                                                     Annual Rates of
                                                                                                        Stock Price
                                       Individual Grants                                             Appreciation for
                                                                                                        Option Term
                        ------------------------------------------------------                   -----------------------------
                                                % of Total
                        Number of Securities  Options Granted      Exercise
                         Underlying Options   to Employees in        Price        Expiration
       Name                  Granted(#)         Fiscal 2001        ($/Share)         Date              5%($)         10%($)
       ----             --------------------  ---------------    -------------   -------------   -------------   -------------
Patrick T. Manning                  3,700               3.8%     $        1.50   July 23, 2011   $       3,490   $       8,845

Joseph P. Harper, Sr.               3,700               3.8%     $        1.50   July 23, 2011   $       3,490   $       8,845

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

         The following table sets forth certain information based upon the fair market value per share of the Common Stock at December 31, 2001 ($1.68) or the day closest to the Company's December 31, 2001 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at December 31, 2001 and the exercise price of the option shares. During fiscal 2001, there were no option exercises by any of these individuals.


                            Number of Securities Underlying                        Value of Unexercised In-the-Money
                         Unexercised Options at Fiscal Year End                         Options at Fiscal Year End
                         --------------------------------------                  --------------------------------------
       Name               Exercisable             Unexercisable                   Exercisable             Unexercisable
       ----              -------------            -------------                  -------------            -------------
Robert M. Davies               535,992                    9,000                  $     498,553            $       1,620
Patrick T. Manning                  --                    3,700                             --            $         666
Joseph P. Harper, Sr                --                    3,700                             --            $         666
Maarten D. Hemsley             436,424                       --                  $     286,935                       --
Terrance W. Allan               33,644                    2,437                  $      11,423            $       1,657

COMPENSATION OF DIRECTORS.

         All non-employee directors receive annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which are immediately exercisable at an option price equal to the market value on the date of grant. The maximum number of shares issuable under the Plan was reached with the grants of options for an aggregate of 7,000 shares to the five non-employee directors on May 1, 2001. In July 2001, the three non-employee directors were issued options for 12,000 shares each under the 2001 Stock Incentive Plan. During fiscal 2001, each non-employee director who did not otherwise receive compensation from the Company was entitled an annual director's fee of $12,500 and if he served as chairman of at least one committee of the Board of Directors, an additional annual director's fee of $2,500. All fees are payable quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings.

         See also "Employment Contracts and Termination of Employment and Change-in-Control Arrangements,".

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Mr. Davies. Mr. Davies was elected Chairman, President and Chief Executive Officer of the Company in May 1997. He had previously been a director of the Company from 1991 until 1994. He was compensated at the rate of $5,000 per month under a one-year consulting agreement until June 1998, when he entered into an employment agreement at the same rate. Mr. Davies also received reimbursement of expenses incurred by him in carrying out his duties and responsibilities. In October 1998, Mr. Davies voluntarily took a 10% salary reduction, which amount was added to a subordinated note issued to him at the time of the Sterling Transaction. In December 1998, Mr. Davies also entered into a two-year employment agreement with OTI that provided for a base salary of $60,000, plus a car allowance.

Both the Sterling and OTI employment agreements expired on February 28, 2001. The Sterling employment agreement continued on a month-to-month basis until July 2001 when Mr. Davies resigned as an executive of the Company.

Mr. Manning. Mr. Manning is Chief Executive Officer of the Company. Texas-Sterling Construction, LP, a subsidiary of SHH has a three-year employment agreement with Mr. Manning dated July 18, 2001. The agreement provides for a base annual salary of $200,000 per year and Mr. Manning is entitled to receive an annual bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of approved budgeted EBITDA for such fiscal year, so long as budgeted EBITDA is at least equal to actual EBITDA achieved in the prior year. An additional incentive bonus is payable if actual performance exceeds budget. The agreement provides that Mr. Manning shall be subject to a non-compete provision for two years after employment with SHH ceases; payment for which shall be $1,000 per month for the twenty-four month period.

Mr. Harper. Mr. Harper is President of the Company. Texas-Sterling Construction, LP, a subsidiary of SHH has a three-year employment agreement with Mr. Harper dated July 18, 2001. The agreement provides for a base annual salary of $200,000 per year for the first two years and $170,000 for the third year. Mr. Harper is entitled to receive an annual bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of approved budgeted EBITDA for such fiscal year, so long as budgeted EBITDA is at least equal to actual EBITDA achieved in the prior year. An additional incentive bonus is payable if actual performance exceeds budget. The agreement provides that Mr. Harper shall be subject to a non-compete provision for two years after employment with SHH ceases; payment for which shall be $1,000 per month for the twenty-four month period.

Mr. Hemsley. Mr. Hemsley was employed by and was a director of the Company or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with the Company through his wholly-owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was elected to the Board of Directors and was appointed President, Chief Operating Officer and Chief Financial Officer of the Company subject to an employment agreement at the same rate of compensation as the Bryanston consulting agreement of $85,000 per annum (of which 10% was later deferred under a voluntary salary reduction, which deferral amount was converted into a subordinated note in July 2001). In December 1998, Mr. Hemsley also entered into a two-year employment agreement with OTI which provided for a base salary of $40,000 annually, plus a car allowance. Both the Sterling and OTI employment agreements expired on February 28, 2001. The Sterling employment agreement continued on a month-to-month basis until July 2001, when the agreement was amended to extend the employment period for one year at an annual rate of $76,500.

Mr. Allan. SCPI has an employment agreement with Mr. Allan that commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. The agreement provides for the payment of an annual management bonus based upon the defined profits of the Company's operating division. The aggregate amount of such management bonus payable each year to the executive and to all other executives of SCPI is not to exceed 8% of such defined profits and the allocation thereof is made by the Compensation Committee of the Company based on recommendations of Mr. Frank as Chief Executive Officer. Mr. Allan is also entitled to an executive bonus calculated as a percentage of defined annual profits of the Company that exceed $2,000,000. The initial term of the agreement expires on September 30, 2003, and may be extended on a year-to-year basis. In September 2001, Mr. Allan voluntarily deferred his annual contractual salary increase.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         In the fiscal year ended December 31, 2001, Mr. Davies, Mr. Abernathy, Mr. Ross Pirasteh and Mr. Lever were members of the Compensation Committees of both the Company and of SCPI. Beginning in July 2001, Mr. Abernathy, Mr. Frickel and Mr. Mills became the members of the Compensation Committees of the Company. Mr. Abernathy and Mr. Davies serve on the Compensation Committee of SCPI. Prior to that time, Mr. Davies was an executive officer of the Company, but none of the Company's executive officers served as a director or member of the Compensation Committee (or any other committee serving an equivalent function) of any other entity, whose executive officers as a director or member of the Company's Compensation Committee.

         The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the directors of the Company who are independent and disinterested with respect to the proposed transaction.

         In December 1998, KTI purchased approximately 1.7 million shares of the Company's common stock, representing 35% of the common stock outstanding after the purchase, at the market price of $0.50 per share. In conjunction with the private placement of stock, KTI committed under a loan agreement to lend the Company up to $11.5 million (see Notes 1 and 5 to the Consolidated Financial Statements). Funding under the KTI Loan was used principally to enable OTI to finance the Business Plan for New Heights, pursuant to an Investment Agreement between New Heights, OTI and KTI (see Note 13 to the Consolidated Financial Statements). In addition, KTI agreed to provide, directly or through OTI, the funding requirements of the New Heights Business Plan. In December 1998, New Heights appointed KTI to manage its facility, pursuant to an Operating and Maintenance Agreement and OTI entered into a non-exclusive License Agreement for the use of waste rubber recycling technology owned by KTI's subsidiary, KTI Recycling.

         Pursuant to these transactions, in January 1999, KTI nominated two directors, Ross Pirasteh and Martin Sergi, to each of the Boards of Directors of Sterling and OTI. In March 2000, Mr. Jack Polak was elected to the Company's Board of Directors as KTI's third nominee under the Investment Agreement between KTI and the Company. Pursuant to the Unwinding Agreements, the resignations of Messrs Pirasteh, Sergi and Polak from the Boards of the Company and OTI became effective on July 3, 2001.

         In October 1999, certain shareholders of SHH exercised their right to sell a second tranche of equity to OTI, thus increasing OTI's equity ownership from 7% to 12%. The equity purchase was financed through the issuance of notes, of which $559,000 was due to Mr. Davies and Mr. Hemsley in October 2000. The notes which provided for interest payments at the rate of 14% per annum, were extended by agreement until July 2001 when they were restructured pursuant to the Sterling Transaction.

         See also "Compensation of Directors", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Item 13. Certain Relationships and Related Transactions."

REPORT ON EXECUTIVE COMPENSATION IN THE 2001 FISCAL YEAR.

         This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended December 31, 2001. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI, who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

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

         Chief Executive Officer's Compensation. The compensation for Mr. Davies prior to July 2001 and Mr. Manning after July 2001 was determined to be appropriate by the members of the Committees serving at the time based on the nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer's prior financial and accounting experience in former employment; and the subjective judgement of the members of the Committee of a reasonable level of compensation.

         Other Executive Officers. Mr. Allan is included in the Company's disclosures relating to compensation because of his importance to the success of the Company on a consolidated basis. Mr. Allan's employment agreement was reviewed and approved by the Company's Compensation Committee and by the SCPI Compensation Committee.

         Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and SHH, their salaries in fiscal 2001 were based on the level of their prior salaries and the subjective judgement of the members of the Company's and SCPI's Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

         Bonuses. The bonus payable to Mr. Allan under his employment agreement consists of an Annual Management Bonus and an additional Annual Executive Bonus. The Annual Management Bonus is paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The allocation of the bonus pool is based on recommendations to SCPI's Compensation Committee.

         The Annual Executive Bonus for Mr. Allan is equal to 1% of the amount by which SCPI's consolidated net income (defined in the same manner as for the Annual Management Bonus) exceeds $2,000,000. SCPI's defined net income did not exceed the $2,000,000 threshold in fiscal 2001, 2000 or 1999 and accordingly no Annual Executive Bonus was paid.

         The bonus percentages and amounts contained in the executive's employment agreement are based on the executive's years of service, his perceived importance to the profitability of SCPI and the subjective judgement of members of the SCPI Compensation Committee as to the best balance between salary and bonus and what is fair and reasonable.

         Bonuses payable to Mr. Manning and Mr. Harper are subject to achievement of certain financial targets of SHH. In fiscal 2001, those objectives were not met, and accordingly, no bonuses were paid.

         Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of all outstanding stock option grants is equal to the market price of the Common Stock on the date of grant. In Fiscal 2001 options were granted to certain executives in recognition of their performance.

         Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the Company's significant net operating loss carryforwards, the deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board.

The Compensation Committee
John D. Abernathy
Robert W. Frickel
Christopher H.B. Mills

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

PERFORMANCE GRAPH.

         The following graph compares the percentage change in the Company's cumulative total stockholder return on Common Stock for the last five years with
(i) the Dow Jones Total Return Index (a broad market index) and (ii) the Dow Jones Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction, over the same period. Both indices are published in the Wall Street Journal.

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

                              [PERFORMANCE GRAPH]


           Dow Jones - Heavy Construction    Dow Jones - Total Return     Sterling Construction Company, Inc.
1996                       100                            100                             100
1997                        75                            130                              95
1998                        90                            163                              95
1999                        96                            200                             131
2000                       113                            181                              63
2001                       118                            185                             142

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

         This item sets forth certain information regarding ownership of the Company's common stock at March 1, 2002. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of March 1, 2002, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         This table sets forth each person, other than management, known by the Company to own beneficially more than 5% of the outstanding common stock of the Company.

         NAME AND ADDRESS                       NUMBER OF SHARES OF COMMON
        OF BENEFICIAL OWNER                                STOCK                 PERCENTAGE OF CLASS
        -------------------                     --------------------------       -------------------
Anthony N. Puma (1)
214 Loma Metisse
Malibu, CA 90265                                            266,667                      5.2%

North American Smaller Companies
Investment Trust plc
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB                                        605,520(2)                  12.3%
London, England

JO Hambro Capital Management Group
  Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                             605,520(2)                  12.3%

JO Hambro Capital Management Limited
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                             605,520(2)                  12.3%

Christopher Harwood Bernard Mills
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                             608,520(3)                  12.3%

Growth Financial Services Limited
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                             605,520(2)                  12.3%

(1) These shares were issued as part of the purchase by the Company of Puma Products, Inc. from Mr. Puma in fiscal 1995. In fiscal 1997, the Company sold Puma Products, Inc. back to Mr. Puma.

(2) These shares were purchased at $1.50 per share in July 2001 as part of the Sterling Transaction. JO Hambro Capital Management Group Limited, JO Hambro Capital Management Limited, Christopher Harwood Bernard Mills, Growth Financial Services Limited and North American Smaller Companies Investment Trust plc claim shared voting power of these shares pursuant to a Schedule 13G dated February 14, 2002.

(3) This number includes 3,000 shares issuable under outstanding stock options that are exercisable at $1.50 per share. The remaining 605,520 shares were purchased at $1.50 per share in July 2001 as part of the Sterling Transaction. JO Hambro Capital Management Group Limited, JO Hambro Capital Management Limited, Christopher Harwood Bernard Mills, Growth Financial Services Limited and North American Smaller Companies Investment Trust plc claim shared voting power of these shares pursuant to a Schedule 13G dated February 14, 2002.

SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11 and by all directors, all such named individuals and all executive officers of the Company as a group

Name of Beneficial Owner                     Shares of Common Stock     Percentage of Class
------------------------                     ----------------------     -------------------
John D. Abernathy                                    120,162(1)                 2.3%
Robert M. Davies                                     730,492(2)                13.0%
Robert W. Frickel                                      3,000(3)                   *
Joseph P. Harper, Sr                                 297,031                    5.9%
Maarten D. Hemsley                                   527,812(4)                 9.6%
Patrick T. Manning                                   234,888                    4.6%
Christopher H.B. Mills                               608,520(3)                12.0%
Terrance W. Allan                                     37,144(5)                   *
All directors and executive
officers as a group (8 persons)                    2,559,049(6)                41.2%

----------

*    Less than 1%

1. All of these shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.75 to $3.375 per share.

2. This number includes 545,992 shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share. The options are subject to a standstill agreement effective July 2001 which provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company's Tax benefits.

3. This number includes 3,000 shares issuable under outstanding stock options that are exercisable at $1.50 per share.

4. This number includes 436,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share. The options are subject to a standstill agreement effective July 2001 which provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company's Tax benefits.

5. This number includes 36,644 shares issuable under outstanding stock options that are exercisable at prices ranging from $1.00 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

6. This number includes 1,117,222 shares issuable under outstanding stock options that are exercisable within 60 days of March 1, 2002 at prices ranging from $0.50 to $3.375 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         Pursuant to the agreements entered into between KTI, Inc. and the Company in December 1998, KTI received the right to appoint directors to the Boards of the Company and its subsidiary, Oakhurst Technology, Inc. Three representatives from KTI were appointed to the Board of Directors of the Company; Messrs. Pirasteh and Sergi in January 1999, and Mr. Polak in March 2000, and two KTI representatives were appointed to the Board of OTI. Pursuant to the Unwinding Agreements, the resignations of Messrs Pirasteh, Sergi and Polak from the Boards of the Company and OTI became effective on July 3, 2001.

         In October 1999, certain shareholders of SHH exercised their right to sell a second tranche of equity securities to OTI thereby increasing the Company's consolidated equity ownership of SHH from 7% to 12%. The equity purchase was financed through the issuance of two notes. One of these notes in the amount of $559,000 was issued to Mr. Davies (the "First Note") in which Mr. Hemsley had a participation of $116,000. The second note in the amount of $800,000 (the "Manning Note") was issued to James D. Manning, the brother of Patrick T. Manning and one of the SHH shareholders who sold SHH equity securities to OTI. The First Note provided for interest payable quarterly and was due in October 2000, but in fact, no interest payments were made and the First Note was not repaid in October 2000. In connection with the Sterling Transaction, accrued unpaid interest on the First Note of $134,000 was added to the principal of the First Note, the maturity date of the First Note was extended to July 2005, and the interest rate was reduced to 12%. In connection with the Sterling Transaction, the Company also issued an additional four-year 12% promissory note to each of Messrs. Hemsley ($136,421) and Davies ($250,623) (the "Second Notes") to repay certain amounts due to them by the Company or OTI, including deferred compensation, the fee (and related interest) owed to them in connection with the acquisition of the second tranche of SHH equity in October 1999, the fee due in July 2001 to them in connection with the Sterling Transaction and a fee for the extension of the First Note.

         In connection with the Sterling Transaction, the maturity date of the Manning Note also was extended to July 2005 and the interest rate was reduced to 12%. In consideration for the extension of the maturity date and interest rate reduction, Mr. James D. Manning received a zero coupon promissory note payable July 2005 with principal and interest payable at maturity in the aggregate amount of $187,000. Interest and principal on the First Note, the Second Notes and the Manning Note are payable prior to maturity only to the extent of cash available to Sterling for these payments and as permitted by lenders to Sterling or its subsidiaries.

         After the Sterling Transaction, Mr. Harper purchased $300,000 of the Manning Note from Mr. James D. Manning. As a result, Mr. Harper now holds a separate note in the principal amount of $300,000 and Mr. James D. Manning holds a note in the principal amount of $400,000, in each case, on the same terms and conditions as the Manning Note.

         Mr. James D. Manning is employed by an operating subsidiary of SHH under a three-year employment agreement commencing January 1999 pursuant to which he receives an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, Mr. Manning is entitled to receive incentive compensation in the amount of $50,000 if certain financial goals are met. The employment agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminated his employment without good cause or the company terminated his employment for good cause, and for a period of one year after he ceases to be an employee if he terminated his employment for good reason or the company terminated his employment without good cause; provided that these non-competition obligations may be avoided by Mr. Manning if the company terminates the employment agreement other than for good cause.

         In 1996, Mr. Patrick Manning, Mr. Harper and Mr. James D. Manning loaned $864,000 to SHH pursuant to notes bearing interest at the prime rate plus 2%. The final principal installments on these loans were paid in October 2001 to
(i) to Mr. James D. Manning in the amount of $240,000 plus accrued interest and
(ii) to each of Mr. Patrick Manning and Mr. Harper in the amount of $24,000 plus accrued interest.

         NASCIT lent $1,500,000 to SHH in connection with the Sterling Transaction pursuant to a short-term promissory note bearing interest at 12%. The note was paid in full on December 31, 2001. Mr. Mills is Chief Executive of NASCIT and was elected a director of SHH in January 1999, representing funds managed by J. O. Hambro Capital Management.

         Since March 2001 Mr. Hemsley has provided consulting services to J. O. Hambro Capital Management in respect of Leisure and Media Venture Capital Trust plc, a fund that was not an investor in the Sterling Transaction.

         In December 2001, in order to strengthen SCPI's working capital position, Sterling obtained funding in the amount of $500,000 from members of management and directors, including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively. These notes are convertible into common shares of the Company at a conversion price of $2.50 per share at any time prior to the maturity date of December 2004. The notes, which rank senior to debt incurred in the Sterling Transaction, bear interest at 12% which is payable monthly.

         In July 2001, Mr. Robert Frickel was elected to the Board of Directors. Mr. Frickel serves as President of R.W. Frickel Company, P.C., an accounting firm based in Michigan. R.W. Frickel Company has performed certain accounting and tax services for SHH. Fees paid or accrued to R.W. Frickel Company for the period of ownership to December 31, 2001 were approximately $88,650.

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

         1. Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets: December 31, 2001 and February
                           28, 2001

                  Consolidated Statements of Operations for the fiscal periods ended December 31, 2001, February 28, 2001, and February 29, 2000

                  Consolidated Statements of Stockholders' Equity (Deficiency)
                           for the fiscal periods ended December 31, 2001, February 28, 2001 and February 29, 2000

                  Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2001, February 28, 2001, and February 29, 2000

                  Notes to Consolidated Financial Statements

         2. The following Financial Statement Schedules for the fiscal periods ended

                  December 31, 2001, February 28, 2001 and
                  February 29, 2000 are submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.       Description

2.1 Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc. [SEC Commission file number 0-2572).

2.2 Transaction Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company and Certain Stockholders of Sterling Construction Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

3.1 Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996).

3.2 By-laws, as amended through January 13, 1998 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.1 Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.2 Warrant to Purchase Common Stock of Oakhurst Company, Inc. issued to KTI, Inc., dated July 3, 2001 (filed as Exhibit B to Exhibit 10.26 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 21, 2001).

4.3*# Form of Warrant to Purchase Common Stock of Oakhurst Company, Inc., dated July 18, 2001.

10.1# Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992 [SEC Commission file number 33-39954).

10.2     The 1994 Omnibus Stock Plan with form of option agreement (filed as
         Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.3# The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.4 Lease agreement between Regional Industrial Development Corporation of Southwestern Pennsylvania and Steel City Products, Inc. dated as of November 11, 1997 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

10.5 Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A filed on January 5, 1999.

10.6# Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

10.7 Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service Co., Inc. (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

10.8 Lease Agreement by and between SPEDD, Inc. and Steel City Products, Inc., dated November 21, 2000 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 28,
         2001).

10.9 Wind-Up Agreement, dated as of April 19, 2001 by and between KTI, Inc., Casella Waste Systems, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.10*# Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Patrick T. Manning.

10.11*# Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Joseph P. Harper, Sr.

10.12*# Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Patrick T. Manning.

10.13*# Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr.

10.14*# Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology, Inc. to Joseph P. Harper, Sr.

10.15*# Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr.

10.16# Secured Promissory Note, dated October 18, 1999, by Oakhurst Technology, Inc. to Robert M. Davies,

10.17*# Amendment to Secured Promissory Note dated October 18, 1999, dated July 13, 2001, by and between Oakhurst Technology, Inc. and Robert M. Davies.

10.18*# Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company, Inc. to Robert M. Davies.

10.19*# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert
         M. Davies.

10.20*# Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company Inc. to Maarten D. Hemsley.

10.21*# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten
         D. Hemsley.

10.22*# Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Patrick T. Manning.

10.23*# Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Joseph P. Harper, Sr.

10.24*# Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Patrick T. Manning.

10.25*# Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr.

10.26# Employment Agreement, dated May 1, 2000, by and between Sterling Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.27* Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to North Atlantic Smaller Companies Investment Trust Plc.

10.28* Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc., and such other companies set forth therein.

10.29 Securities Purchase Agreement, dated as of July 18, 2001, by and among JO Capital Management Ltd A/C A, JO Capital Management Ltd A/C B, JO Capital Management Ltd A/C C, Orynx International Growth Fund Limited, Invesco English & International Trust Plc, North Atlantic Small Companies Investment Trust Plc, Oakhurst Company, Inc. and Sterling Construction Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.30*# Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr.

10.31* Amended and Restated Revolving Credit Loan Agreement, dated July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company

10.32* Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company

10.33 Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.34 Amendment to Revolving Credit Agreement, dated September 12, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.35* Amendment No. 2 to Revolving Credit Agreement, effective December 13, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc.

10.36*# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Robert W. Frickel.

10.37*# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Joseph P. Harper, Sr.

10.38*# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Maarten D. Hemsley.

10.39*# Convertible Subordinated Note, dated January 2, 2002, by Sterling Construction Company, Inc. to Bernard Frank.

16 Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October 5, 2001.)

21       Subsidiaries at December 31, 2001:
         Steel City Products, Inc. - Delaware
         Oakhurst Management Corporation - Texas
         Sterling Houston Holdings, Inc. -- Delaware

# Management contract or compensatory plan or arrangement.

* Filed herewith

(b) Reports on Form 8-K:

    1. Form 8-K filed with the SEC on October 1, 2001

    2. Form 8-K/A filed with the SEC on October 1, 2001

    3. Form 8-K filed with the SEC on October 5, 2001

    4. Form 8-K filed with the SEC on November 13, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheet of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the ten months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Sterling Construction Company, Inc. and its subsidiaries as of February 28, 2001, and for each of the two years then ended, have been restated to give effect to accounting for the investment in Sterling Houston Holdings, Inc. under the equity method of accounting in accordance with the step-acquisition method of accounting for the acquisition of a subsidiary. The consolidated financial statements as of February 28, 2001 and for each of the two years then ended prior to such restatement were audited by other auditors whose report thereon expressed an unqualified opinion on those statements. We audited the change in the accumulated deficit at February 28, 1999, the changes in the Company's investment in Sterling Houston Holdings and its accumulated deficit as of February 28, 2001, and the changes in its income from equity investment in Sterling Houston Holdings and the related amortization of goodwill for each of the two years ended February 28, 2001, which adjustments were necessary to restate the investment in Sterling Houston Holdings from the cost method to the equity method of accounting in accordance with the step-acquisition method of accounting for the acquisition of a subsidiary, and in our opinion, such adjustments have been properly reflected in the restated consolidated financial statements.

We also audited Schedule II for the ten months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.




/s/ Grant Thornton LLP

Houston, Texas
April 1, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sterling Construction Company, Inc.

We have audited the consolidated balance sheet of Sterling Construction Company, Inc., formerly Oakhurst Company, Inc., and subsidiaries as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended February 28, 2001 and February 29, 2000 (none of which are presented herein). Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2) for the years ended February 28, 2001 and February 29, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of February 28, 2001, and the results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, for years ended February 28, 2001 and February 29, 2000 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
July 6, 2001

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 ASSETS                                                     (RESTATED)
                                                                                         December 31,      February 28,
                                                                                            2001               2001
                                                                                         ------------      ------------
Current assets:
      Cash .........................................................................     $      2,884      $         86
      Contracts receivable .........................................................           15,195                --
      Costs and estimated earnings in excess of billings ...........................            1,732                --
      Trade accounts receivable, less allowance of $588 and $191, respectively .....            1,963             2,592
      Inventories ..................................................................            4,126             4,151
      Deferred tax asset ...........................................................            1,545                --
      Other ........................................................................              800               151
                                                                                         ------------      ------------
           Total current assets ....................................................           28,245             6,980
                                                                                         ------------      ------------

Property and equipment, at cost ....................................................           20,540             1,330
      Less accumulated depreciation ................................................           (2,539)             (938)
                                                                                         ------------      ------------
                                                                                               18,001               392
                                                                                         ------------      ------------
Investments:
      Equity - New Heights .........................................................               --             4,170
      Equity - Sterling Houston Holdings ...........................................               --             3,473
Note receivable - related party ....................................................               --             1,330
Goodwill, net ......................................................................            7,740               135
Deferred tax asset (long-term) .....................................................            4,769                --
Other assets .......................................................................              383                27
                                                                                         ------------      ------------
                                                                                               12,892             9,135
                                                                                         ------------      ------------
                                                                                         $     59,138      $     16,507
                                                                                         ============      ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable .............................................................     $     12,270      $      4,407
      Accrued interest .............................................................              120             3,036
      Billings in excess of cost and estimated earnings ............................            4,013                --
      Current maturities of long-term obligations ..................................              259               877
      Current maturities of long-term obligations, related parties .................            2,500            12,819
      Other accrued expenses .......................................................              829               673
                                                                                         ------------      ------------
           Total current liabilities ...............................................           19,991            21,812
                                                                                         ------------      ------------

Long-term obligations:
      Long-term debt ...............................................................           13,551             3,464
      Long-term debt, related parties ..............................................           11,268             1,000
      Put liability ................................................................            4,056                --
      Other long term obligations ..................................................            1,366               169
                                                                                         ------------      ------------
                                                                                               30,241             4,633
                                                                                         ------------      ------------

Minority interest ..................................................................            2,773                --
Commitments and contingencies ......................................................               --                --
Stockholders' equity (deficiency):
      Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
          none issued ..............................................................               --                --
      Common stock, par value $0.01 per share; authorized 14,000,000 shares,
           5,055,516 shares issued .................................................               50                49
      Additional paid-in capital ...................................................           65,900            47,204
      Accumulated deficit ..........................................................          (59,816)          (57,190)
      Treasury stock, at cost, 207 common shares ...................................               (1)               (1)
                                                                                         ------------      ------------
           Total stockholders' equity (deficiency) .................................            6,133            (9,938)
                                                                                         ------------      ------------
                                                                                         $     59,138      $     16,507
                                                                                         ============      ============


         The accompanying notes are an integral part of these consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)



                                                                   FISCAL YEAR     FISCAL YEAR      FISCAL YEAR
                                                                      ENDED           ENDED            ENDED
                                                                   DECEMBER 31,    FEBRUARY 28,     FEBRUARY 29,
                                                                       2001            2001            2000
                                                                   (TEN MONTHS)     (RESTATED)       (RESTATED)
                                                                  -------------    -------------    -------------
Contract revenues .............................................   $      48,654    $          --    $          --
Distribution revenues .........................................          17,467           20,694           20,142
Other income ..................................................             157              565              379
                                                                  -------------    -------------    -------------
                                                                         66,278           21,259           20,521
                                                                  -------------    -------------    -------------

Cost of contract revenues earned ..............................          44,694               --               --
Cost of goods sold, including occupancy and buying expenses ...          14,128           16,538           16,254
Operating, selling and administrative expenses ................           5,528            4,490            4,255
Provision for doubtful accounts ...............................             483               30               58
Interest expense ..............................................           2,193            2,688            1,243
                                                                  -------------    -------------    -------------
                                                                         67,026           23,746           21,810
                                                                  -------------    -------------    -------------
Loss from continuing operations before loss from equity
investment and income taxes ...................................            (748)          (2,487)          (1,289)

Income (loss) from equity investment:
     Investment in Sterling Houston Holdings ..................              63              260              506
     Investment in New Heights ................................          (1,280)          (4,817)          (1,734)
                                                                  -------------    -------------    -------------
Loss from equity investments ..................................          (1,217)          (4,557)          (1,228)
Minority interest .............................................            (647)              --               --
                                                                  -------------    -------------    -------------
Loss before income taxes ......................................          (2,612)          (7,044)          (2,517)

Current income tax expense ....................................             (14)             (27)             (10)
                                                                  -------------    -------------    -------------

Loss from continuing operations ...............................          (2,626)          (7,071)          (2,527)
                                                                  -------------    -------------    -------------

Discontinued operations
      Loss from operations ....................................              --               --             (428)
      Income (loss) on disposal ...............................              --              399           (2,028)
                                                                  -------------    -------------    -------------

Net loss ......................................................   $      (2,626)   $      (6,672)   $      (4,983)
                                                                  =============    =============    =============

Basic and diluted net loss per share:
      Continuing operations ...................................   $       (0.52)   $       (1.43)   $       (0.51)
      Discontinued operations .................................              --             0.09            (0.49)
                                                                  -------------    -------------    -------------
      Net loss per share ......................................   $       (0.52)   $       (1.34)   $       (1.00)
                                                                  =============    =============    =============

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts ............       5,055,516        4,943,018        4,943,018
                                                                  =============    =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)


                                                                 Common       Additional      Accumulated    Treasury
                                                                  stock     paid-in capital     Deficit        stock     Totals
                                                                 -------    ---------------   -----------    --------    -------
Balance at February 28, 1999 (as reported)  ..................   $    49    $       47,204    $   (45,584)   $     (1)   $ 1,668
Conversion to equity for step-acquisition of
Sterling Houston Holdings ....................................        --                --             49          --         49
                                                                 -------    --------------    -----------    --------    -------
Adjusted February 28, 1999 balance ...........................   $    49    $       47,204    $   (45,535)   $     (1)   $ 1,717

Net loss .....................................................        --                --         (4,983)         --     (4,983)
                                                                 -------    --------------    -----------    --------    -------

Restated balance at February 29, 2000 ........................        49            47,204        (50,518)                (3,266)
                                                                                                                   (1)

Net loss .....................................................        --                --         (6,672)         --     (6,672)
                                                                 -------    --------------    -----------    --------    -------

Restated balance at February 28, 2001 ........................        49            47,204        (57,190)                (9,938)
                                                                                                                   (1)

Cancellation of debt and return of equity
investment ...................................................                      14,520                     (1,297)    13,223
Stock issued for acquisition of Sterling Houston
Holdings .....................................................                         (81)                       843        762
Sale of treasury stock .......................................                         454                        454        908
Stock issued upon option exercise ............................         1                62                                    63
Deferred tax benefit resulting from a reduction in the
valuation allowance of the deferred tax asset ................                       3,741                                 3,741
Net loss .....................................................        --                --         (2,626)         --     (2,626)
                                                                 -------    --------------    -----------    --------    -------

Balance at December 31, 2001 .................................   $    50    $       65,900    $   (59,816)               $ 6,133
                                                                 =======    ==============    ===========                =======
                                                                                                             $     (1)
                                                                                                             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                            Fiscal year           Fiscal year         Fiscal year
                                                                               Ended                Ended                Ended
                                                                         December 31, 2001    February 28, 2001    February 29, 2000
                                                                            (ten months)          (Restated)           (Restated)
                                                                         -----------------    -----------------    -----------------
Cash flows from operating activities:
       Loss from continuing operations .................................   $      (2,626)       $      (7,071)       $      (2,527)
       Adjustments to reconcile loss from continuing
       operations to net cash provided by (used in) operating
       activities:
            Depreciation and amortization ..............................           1,706                  201                  248
            Bad debt expense ...........................................             483                   --                   --
            Loss from equity investments ...............................           1,217                4,557                1,228
            Loss on disposal of property and equipment .................             163                   --                   --
            Minority interest in net earnings of subsidiary ............             647                   --                   --
       Other changes in operating assets and liabilities, net of
       effect from acquisition of Sterling Houston Holdings:
            Decrease (increase) in accounts receivable .................             146                  (98)                (279)
            Decrease (increase) in contracts receivable ................           3,020                   --                   --
            Decrease (increase) in inventories .........................              25                  645                 (850)
            Decrease (increase) in costs and estimated earnings
            in excess of billings on uncompleted contracts .............           1,181                   --                   --
            (Increase) decrease in prepaid expense and other assets ....            (343)                  --                   --
            (Decrease) increase in trade payables ......................          (2,473)                (477)                 842
            (Decrease) increase in billings in excess of costs and
            estimated earnings on uncompleted contracts ................            (553)                  --                   --
            (Decrease)increase in accrued compensation and other
            liabilities ................................................             (22)               2,140                  584
                                                                           -------------        -------------        -------------
Net cash (used in) provided by operating activities of:
       Continuing operations ...........................................           2,571                 (103)                (754)
       Discontinued operations .........................................              --                 (111)                 335
                                                                           -------------        -------------        -------------
Net cash provided by (used in) operating activities ....................           2,571                 (214)                (419)
                                                                           -------------        -------------        -------------

Cash flows from investing activities:
       Net cash paid upon acquisition of Sterling Houston Holdings .....          (9,354)                  --                   --
       Additions to property and equipment .............................          (1,204)                 (59)                 (71)
       Proceeds from sale of property and equipment ....................              65                   --                   --
       Increase in investment in New Heights ...........................              --               (3,651)              (7,311)
                                                                           -------------        -------------        -------------
Net cash used in investing activities ..................................         (10,493)              (3,710)              (7,382)
                                                                           -------------        -------------        -------------

Cash flows from financing activities:
       Borrowings under long term obligations ..........................          10,349                  292                  386
       Proceeds from issuance of long term debt ........................             500                3,742                7,555
       Issuance of common stock, net of expenses .......................              63                   --                   --
       Principal payments on long-term obligations .....................          (1,100)                (156)                (154)
       Sale of treasury stock ..........................................             908
       Deferred loan costs .............................................              --                  (20)                 (75)
                                                                           -------------        -------------        -------------
Net cash provided by financing activities ..............................          10,720                3,858                7,712
                                                                           -------------        -------------        -------------

Net increase (decrease) in cash ........................................           2,798                  (66)                 (89)
Cash at beginning of period ............................................              86                  152                  241
                                                                           -------------        -------------        -------------
Cash at end of period ..................................................   $       2,884        $          86        $         152
                                                                           =============        =============        =============

                                                                            Fiscal year           Fiscal year         Fiscal year
                                                                               Ended                Ended                Ended
                                                                         December 31, 2001    February 28, 2001    February 29, 2000
                                                                            (ten months)          (Restated)           (Restated)
                                                                         -----------------    -----------------    -----------------
Supplemental disclosures of cash flow information:

       Cash paid during the period for operating activities from
       continuing operations:
       Interest ........................................................   $       1,384        $         470        $         466
                                                                           =============        =============        =============
       Income taxes, net of refunds received ...........................   $          --        $           1        $           1
                                                                           =============        =============        =============

Supplemental disclosure of non-cash financing activities:
       Capital lease obligations for new equipment .....................   $          --        $          71        $          --
                                                                           =============        =============        =============



         The accompanying notes are an integral part of these consolidated financial statements.

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

            The accompanying consolidated financial statements include the accounts of subsidiaries for which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation.

Continuing operations

            Oakhurst Company, Inc. ("Oakhurst"), renamed Sterling Construction Company, Inc. in October 2001, (hereinafter referred to as "Sterling" or "the Company") was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owns 10% of SCPI's outstanding common stock and all of the SCPI Series A Preferred Stock, and as a result, it owns 90% of the voting stock of SCPI.

            Because Sterling's ownership of SCPI is primarily in the form of preferred stock Sterling retains most of the value of SCPI, and Sterling's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating tax loss carry-forwards and capital losses, which amounted to approximately $161 million at December 31, 2001.

            In December 1998 Sterling formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, Sterling entered into certain agreements with KTI, Inc. ("KTI") (which subsequently merged into Casella Waste Systems, Inc., "Casella") regarding the funding of capital improvements and start-up losses at New Heights.

            Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

            In January 1999, OTI made a minority investment in Sterling Construction Company, Inc., renamed Sterling Houston Holdings, Inc. in October 2001 (hereinafter referred to as "SHH"). SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of Sterling, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment. Accordingly, the results of operations of the Company have been restated to reflect its ownership of

SHH as if it had been reported as an equity investment for fiscal 2001, fiscal 2000 and fiscal 1999. Equity investment income generated by SHH for fiscal 2001, 2000 and 1999 was $63,000, $260,000 and $506,000, respectively. In addition, goodwill expense of $25,000, $51,000 and $36,000 was recorded as part of the step acquisition in fiscal 2001, 2000 and 1999, respectively. In fiscal 1999, beginning accumulated deficit was restated for the equity earnings of SHH and related goodwill amortization in the aggregate amount of $49,000.

            To better reflect the change of focus of the Company, in October 2001 the shareholders of Oakhurst approved a name change to Sterling Construction Company, Inc and at the same time the subsidiary formerly carrying that name was renamed Sterling Houston Holdings, Inc. The Company reports two operating segments, "Construction", which consists of the operations of SHH, and "Distribution" which consists of the operations of SCPI. OTI was dissolved in December 2001.

            In March 1995, Oakhurst formed Oakhurst Management Corporation ("OMC"), a wholly-owned subsidiary, to coordinate the provision of certain corporate administrative, legal and accounting services to the Company and its subsidiaries.

Discontinued operations

            During fiscal 1999, the Board of Directors decided to sell Dowling's Fleet Service Co., Inc. ("Dowling's"). In June 2000, Oakhurst entered into an agreement to sell Dowling's through a merger with an importer of radiators. The merger closed on November 29, 2000. Accordingly, results for Dowling's have been presented as discontinued operations in the statement of operations and the statement of cash flows.

Use of Estimates:

            The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts and estimates for the use of the Company's net operating loss carryforwards. Actual results could differ from those estimates.

Business Activities:

            The Company's continuing operations at December 31, 2001 consisted of two businesses, Construction and Distribution. Construction is comprised of SHH, a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. Distribution is comprised of SCPI, a wholesale distributor operating under the trade name Steel City Products which principally sells automotive accessories, primarily to drug and supermarket retailers, discount retail chains, hardware and automotive stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies primarily to supermarket retailers. In the third quarter of fiscal 2000, SCPI began the distribution of lawn and garden supplies.

Fiscal Year:

            Historically, the Company's fiscal year ended on the last day of February. In November 2001, the Board of Directors voted to change the Company's fiscal year end to December 31. Accordingly, the transition period ended December 31, 2001 includes the ten months from March 1 to December 31, 2001. The year ended December 31, 2001 is referred to herein as fiscal 2001 and the year ended February 28, 2001 is referred to as fiscal 2000.

Revenue Recognition:

            Construction

            The Company's primary business since July 2001 has been as a general contractor in the State of Texas where it engages in various types of heavy civil construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. However, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

                The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company's business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies of Texas and especially the Houston area and the volume of work available to contractors. The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies or other governmental action.

            Revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.

            Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to costs attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated.

            The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

            Distribution

            Revenue is recognized when all of the following criteria are met:

                  -        Persuasive evidence of an arrangement exists

                  -        Delivery has occurred or service has been rendered

                  - The seller's price to the buyer is fixed or determinable, and

                  -        Collectibility is reasonably assured.

            The Company provides appropriate provisions for uncollectible accounts and credit for returns.

Inventories:

            The Company's inventories are stated at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

            Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are:

               Building and improvements          15-39 years
               Construction equipment              5-15 years
               Leasehold improvements              3-10 years
               Transportation equipment            5 years
               Furniture and fixtures              5 years
               Office furniture, warehouse
                    equipment and vehicles         3-10 years

            Depreciation expense for continuing operations was approximately $1,609,000, $123,000 and $115,000 in fiscal 2001, 2000 and 1999, respectively and for discontinued operations was approximately $186,000 in fiscal 1999.

Deferred Loan Costs:

            Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. Amortization expense for fiscal 2001 was $65,000. In fiscal 2000 and 1999, amortization expense was $91,000 and $25,000, respectively.

Investments:

            Sterling accounts for investments of more than 20% in affiliated companies and in which it exerts significant influence on the equity basis of accounting and accordingly, consolidated results of operations include Sterling's share of the loss from New Heights, from December 1998 to July 3, 2001, the date of disposition.

            Sterling utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest, does not exert significant influence, and where there is no readily determinable market value. Sterling accounted for its investment in SHH prior to the Sterling Transaction utilizing the cost method, but was restated to the equity method at the transaction date in July 2001. Accordingly, the Company's investment in SHH was restated at February 28, 2001 to reflect SHH as an equity investment.

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

Goodwill:

            Goodwill acquired prior to June 30, 2001 is being amortized over 40 years until the complete adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". In accordance with the provisions of SFAS No. 142, goodwill acquired subsequent to June 30, 2001 is not being amortized.

            Resulting from the step acquisition of SHH in July 2001, whereby the Company increased its investment in SHH from 12% to 80.1%, the Company restated its investment in SHH to provide for goodwill prior to the July 2001 transaction date. Results of operations for fiscal 2001, 2000 and 1999 have been restated to amortize the Company's goodwill in SHH, reflecting expense of $25,000, $51,000 and $36,000 respectively.

            The carrying value at December 31, 2001 and February 28, 2001 is net of accumulated amortization of approximately $126,000 and $121,000, respectively.

            Sterling periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Results of discontinued operations for fiscal 1999 include the write-off of approximately $1.7 million of the goodwill related to the acquisition of Dowling's in fiscal 1994.

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

Shipping and Handling Costs:

            Shipping costs are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $658,000, $815,000 and $790,000 during fiscal 2001, 2000 and 1999, respectively. These expenses are primarily related to warehouse personnel and are presented in the financial statements as part of operating, selling and administrative expenses.

Federal and State Income Taxes:

            Sterling accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 7).

Stock-Based Compensation:

            The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Earnings Per Share:

            Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. At December 31, 2001, February 28, 2001 and February 29, 2000 there were options outstanding to purchase 1,720,259, 1,745,457 and 1,730,257 shares of common stock, respectively.

Change in Method of Accounting:

            Effective March 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative.

            There was no effect on the financial statements upon adoption of these new standards on March 1, 2001.

New Accounting Pronouncements:

            In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles".

            SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after July 2001. SFAS No. 142, which becomes effective March 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. The Company is currently evaluating the impact the complete adoption of these statements will have on its financial statements.

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect this pronouncement to have an impact on its consolidated financial statements.

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard is effective for fiscal years beginning after December 31, 2001. The Company does not expect this pronouncement to have an impact on its consolidated financial statements.

2.          SALE OF SUBSIDIARY

            In fiscal 1999, Sterling's Board of Directors decided to dispose of Dowling's. In June 2000, the Company entered into an agreement to sell Dowling's through a merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under its revolving credit agreement. The merger closed on November 29, 2000.

            In fiscal 1999, the Company recorded a loss on disposal of Dowling's of $2.0 million, principally reflecting the write-off of $1.6 million related to the excess of cost over net assets acquired and a $400,000 provision for expected operating losses through the closing date.

            The statement of operations for fiscal 2000 reflects a gain of $399,000 from discontinued operations as a result of the completion of the disposal of Dowling's.

3.          PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows (in thousands):


                                                               December 31, 2001    February 28, 2001
Construction equipment .....................................     $       14,922      $           --
Transportation equipment ...................................              2,213                  --
Buildings ..................................................              1,549                  --
Leasehold improvements .....................................                359                 337
Office furniture, warehouse equipment and vehicles .........              1,315                 993
Land .......................................................                182                  --
                                                                 --------------      --------------
                                                                         20,540               1,330
Less accumulated depreciation ..............................             (2,539)               (938)
                                                                 --------------      --------------
                                                                 $       18,001      $          392
                                                                 ==============      ==============


            Warehouse equipment financed under capital leases amounted to $284,750 and $253,900 at December 31, 2001 and February 28, 2001, respectively and accumulated depreciation related to such leased assets was $164,790 and $138,376.

4.          DISPOSITION OF NEW HEIGHTS

            In December 1998, OTI acquired an initial 50% interest in, and became the managing member of, New Heights in exchange for its commitment to fund through equity investment up to a minimum of $11.5 million. No accounting recognition was afforded this initial commitment. Based upon the carrying value of the net assets of New Heights accounted for under fresh start accounting, a 50% interest in New Heights would have been valued at approximately $11.2 million at the date of acquisition.

            Due to significant and continuing losses at New Heights, in April 2001, the Company entered into the Unwinding Agreements with Casella Waste Systems, Inc. and KTI which provided for the transfer to KTI of the equity interest owned by OTI in New Heights in return for (a) the Company's common stock held by KTI, (b) cancellation of the KTI Loan and accrued interest thereon, except for $1 million and (c) the issuance to KTI of 494,302 warrants to acquire the Company's stock. These agreements were finalized in July 2001. The net effect of the Unwinding Agreements is as follows (in thousands):

Cancellation of debt and accrued interest ........     $     17,064
Purchase of common stock into treasury ...........            1,297
Transfer of equity interest in New Heights .......           (2,891)
Issuance of new 4-year note at 12%, net of the
     unamortized fair value of the warrants ......             (950)
                                                       ------------
Adjustment to paid-in capital ....................     $     14,520
                                                       ============

5.          INVESTMENT IN AFFILIATED COMPANY ("STERLING TRANSACTION")

            Following completion of the Unwinding Agreements (see Note 4 - "Disposition of New Heights"), which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights, on July 18, 2001, the Company completed the "Sterling Transaction", in which it increased its equity ownership in Sterling Construction Company (since renamed Sterling Houston Holdings, or "SHH") from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. The results of SHH have been included in the Company's results since that date.

            Total consideration for the increase in equity was $24.6 million, including the Company's previous investment in SHH of $3.5 million, and consisted of (a) cash payment of $9.9 million, (b) conversion of a $1.3 million SHH subordinated note receivable into Sterling equity, (c) issuance of subordinated notes and warrants, and (d) the sale and issuance of the Company's common stock. For accounting purposes, the value of the 1,124,536 shares of common stock sold was determined based on the average price of the Company's common shares over the 5-day period before and after the closing date.

            As part of the Sterling Transaction, the Company granted certain selling shareholders a "Put" option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company between July 2004 and July 2005 at a price of $105 per share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put is to be reviewed quarterly and any changes reflected as components of pre-tax earnings.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):


                                  At July 18, 2001

Current assets                     $      21,920
Property, plant and equipment             18,242
Goodwill                                   7,637
Deferred tax asset                         4,757
                                   -------------
     Total assets acquired                52,556
Current liabilities                      (16,017)
Long-term liabilities                     (9,756)
                                   -------------
     Total liabilities assumed           (25,773)
Minority interest                         (2,126)
                                   -------------
                                   $      24,657
                                   =============


            At the time of the acquisition, management re-evaluated the need for a valuation allowance on the Company's deferred tax asset. Based on the reversing effects of deferred tax liabilities and projected future income of SHH and SCPI, management reduced the valuation allowance by a total of $8.2 million, with $4.7 million recorded as a reduction to goodwill and $3.5 million as an adjustment to paid in capital. (See note 8.)

            Management has determined that the value of intangibles, such as non-compete agreements and contracts in place are not significant.

            Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by SHH under its bank revolving credit, and by the Company through the issuance of notes and the sale of common stock, as follows (in thousands):

SHH Revolver                             $      4,900
Subordinated notes                              2,580
Short-term subordinated note payable            1,500
Sale of Sterling common stock                     908
                                         ------------
                                         $      9,888
                                         ============

            The following summary unaudited pro forma financial information for the periods ended December 31, 2001 and February 28, 2001 is presented as if the Unwinding Agreements described in Note 4 and the Sterling Transaction had been completed as of the beginning of fiscal 2000 (in thousands, except per share data).


                                Fiscal 2001        Fiscal 2000
                                ------------      ------------
Total revenues                  $     96,175      $     92,185

Net (loss) income               $       (442)     $        798

Net (loss) income per share     $      (0.09)     $       0.16

            The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the beginning of fiscal 2000, nor may it be indicative of the future financial position or results of operations.

6.          LINE OF CREDIT AND LONG-TERM OBLIGATIONS

            Long-term obligations consist of the following (in thousands):


                                                                     December 31, 2001       February 28, 2001
                                                                     -----------------       -----------------
SHH Revolving Credit Agreement, due March 2004                          $      10,000                    --
Subordinated debt, due quarterly through September 2004                         6,000                    --
Subordinated zero coupon notes, due July 2005                                   5,283                    --
SCPI Revolving Credit Agreement, due May 2003                                   2,535                 3,464
Management/director notes due July 2005                                         1,984                 1,359
Mortgage payable, due monthly through June 2016                                 1,388                    --
KTI Loan, due July 2005                                                         1,016                13,237
Convertible subordinated notes, due December 2004                                 500                    --
Other                                                                             238                   269
                                                                        -------------         -------------
                                                                               28,944                18,329
Less current portion                                                           (2,759)              (13,696)
                                                                        -------------         -------------
Net long-term portion                                                   $      26,185         $       4,633
                                                                        =============         =============

Related Party Notes

Subordinated Debt

            As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum. The December 2001 installment on these notes was not made until February 2002. Management expects that $2.5 million of this debt will be repaid during fiscal 2002.

Subordinated Zero Coupon Notes

            The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for the Company's common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received notes for the face value of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively.

Short-term Subordinated Note

            In order to facilitate the Sterling Transaction, SHH borrowed $1.5 million from one of the Company's shareholders. The note was repaid in two equal installments on September 30, 2001 and December 31, 2001. The note carried interest at 12%.

Management/Director Notes

            Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were due to members of Sterling's management, including Joseph P. Harper Sr., since appointed the Company's President. Notes totaling approximately $550,000 were due to Robert Davies, the Company's former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company's President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain amounts due by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of SHH and SCPI, or from proceeds of any sale of SCPI's business.

Convertible Subordinated Notes

            In December 2001, in order to strengthen SCPI's working capital position, Sterling obtained funding in the amount of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) (the "Convertible Subordinated Notes"). In January 2002, two other members of management funded a further $60,000 that was used for general corporate purposes. The notes, which are convertible at any time prior to the maturity date into the Company's common stock at a price of $2.50 per share, mature and are payable in full in December 2004. Interest at 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

SHH Revolver and SCPI Revolver

            In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base. The line of credit carries interest at the prime rate, subject to achievement of certain financial targets and is secured by the equipment of SHH.

            Due to concerns stemming from SCPI's institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into an bank agreement for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base. The new revolver carried an interest rate equal to the prime rate plus 1%. Following the bankruptcy filing of a significant customer of SCPI in August 2001, which created a default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and accelerate the term to April 30, 2002. Upon demonstrating SCPI's ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and extend the term to May 2003.

KTI Loan

            In December 1998, Sterling entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to lend Sterling a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

            Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights.

            Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI, the funding required to satisfy the New Heights Business Plan. Accordingly, KTI and Sterling entered into the KTI Loan. Funds drawn by Sterling under the KTI Loan were invested in OTI, principally to facilitate the financing of the New Heights Business Plan.

            Effective July 2001, all except $1,000,000 of the KTI Loan and accrued interest thereon was cancelled pursuant to the Unwinding Agreements, with such balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan has been accounted for to reflect a reduction for the fair value of the approximately 494,000 warrants for Sterling common stock issued to KTI, to be amortized over the life of the loan.

SHH Mortgage

            In June 2001, SHH completed the construction of a new 15,000 square-foot headquarters on a seven acre parcel in Houston on which its existing equipment repair facility is located. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities, at a rate of 7.75% per annum, repayable over 15 years. The new mortgage is cross-collateralized with an existing mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.

Other Debt

            In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a loan (the "Subordinated Loan"), subordinated to the SCPI Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

            The Company's long-term obligations mature during each fiscal year as follows (in thousands):


Fiscal Year
   2002                   $      2,759
   2003                          4,729
   2004                         12,139
   2005                          8,419
   2006                            124
Thereafter                         774
                          ------------
                          $     28,944
                          ============

7.          FINANCIAL INSTRUMENTS

            The carrying value of the Company's financial instruments, which include accounts receivable, accounts payable, the SHH and SCPI Revolver, capital lease obligations, the Convertible Subordinated Note and the Subordinated Loan approximate their fair value at December 31, 2001 and February 28, 2001.

8.          INCOME TAXES AND DEFERRED TAX ASSET

            At December 31, 2001, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $161 million, which expire in the years 2002 through 2021 and which shelter most income of SCPI, Sterling or its subsidiaries from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

            Deferred tax assets and liabilities consist of the following:


(in thousands)                                   December 31, 2001                   February 28, 2001
                                           ------------------------------      ------------------------------
                                             Current          Long Term          Current           Long Term
                                           ------------      ------------      ------------      ------------
ASSETS
Net operating loss carryforwards           $     17,595      $     37,310      $      3,914      $     54,905
Reserve for bad debts                               159                --                --                --
                                           ------------      ------------      ------------      ------------
                                                 17,754            37,310             3,914            54,905
LIABILITIES
Depreciation of property and equipment               --             2,496                --                --
                                           ------------      ------------      ------------      ------------
Net asset before valuation allowance             17,754            34,814             3,914            54,905
Less:  valuation allowance                      (16,209)          (30,045)           (3,914)          (54,905)
                                           ------------      ------------      ------------      ------------
Net asset                                  $      1,545      $      4,769      $         --      $         --
                                           ============      ============      ============      ============

            During fiscal 2001, the valuation allowance decreased by $12.6 million due to the following:

Utilization of net operating loss carryforwards against current taxable income     $      4,062
Expiration of net operating loss carryforwards                                              275
Recognition of deferred tax asset as a result of the acquisition of SHH:
     Recorded through goodwill                                                            4,757
     Recorded through additional paid in capital                                          3,471
                                                                                   ------------
                                                                                   $     12,565
                                                                                   ============

            As a result of the acquisition of SHH, the Company evaluated the valuation allowance on its net deferred tax asset. Management believes that more likely than not, the deferred assets will be realized based on the future earnings of both SHH and SCPI.

            During fiscal 2000, the valuation allowance increased by approximately $5.1 million due to additional net operating losses of the Company.

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

            In fiscal 1990, SCPI underwent a quasi-reorganization. As a result of this quasi-reorganization, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets during the SHH acquisition. At December 31, 2001, the Company has approximately $120 million of net operating losses that are fully reserved that relate to the period prior to the quasi-reorganization. Any subsequent reduction in the valuation allowance related to the loss carryforwards would result in an adjustment to paid-in capital.

            If future profit levels exceed current expectations and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of approximately $2 million to deferred tax expense in prior years, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI's quasi-reorganization accounting in fiscal 1990.

            The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes.

            Income tax expense from continuing operations consists of the following (in thousands):

                                                                    Fiscal Year Ended
                                              -------------------------------------------------------------
                                              December 31, 2001     February 28, 2001     February 29, 2000
                                              -----------------     -----------------     -----------------
Current tax expense ....................        $          14         $          27         $          10
(Decrease) increase in valuation
allowance for the deferred tax asset ...               (4,062)                2,475                 1,019
Deferred tax expense (benefit) .........                4,062                (2,475)               (1,019)
                                                -------------         -------------         -------------
Income tax expense .....................        $          14         $          27         $          10
                                                =============         =============         =============

            The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):


                                                                                    Fiscal Year Ended
                                                            --------------------------------------------------------------
                                                            December 31, 2001      February 29, 2000    February 29, 2000
                                                            -----------------      -----------------    ------------------
Tax benefit at the U.S. federal statutory rate .......        $        (893)        $      (2,475)        $      (1,019)
State income tax expense, net of refunds and
federal benefits .....................................                   14                    27                    10
Gain on disposal of equity investment ................                4,937                    --                    --
(Decrease) increase in deferred tax asset
valuation allowance ..................................               (4,062)                2,475                 1,019
Non-deductible costs .................................                   18                    --                    --
                                                              -------------         -------------         -------------
Income tax expense ...................................        $          14         $          27         $          10
                                                              =============         =============         =============

            The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Sterling; at this time, such changes cannot be predicted. Sterling's estimated net operating tax loss carry-forwards at December 31, 2001 expire as follows (in thousands):


Fiscal Year
-------------
    2002                              $      52,000
    2003                                     22,000
    2004                                     49,000
    2005                                     13,000
    2010                                      1,000
    2011                                      2,000
    2012                                      3,000
    2018                                      1,000
 Thereafter                                  18,000
                                      -------------
                                      $     161,000
                                      =============


3.              COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

      Costs and billings on uncompleted contracts at December 31, 2001 are as follows (in thousands):


         Costs incurred on uncompleted contracts                             $      75,316
         Billings on uncompleted contracts                                         (77,597)
                                                                             -------------
                                                                             $      (2,281)
                                                                             =============
Included in accompanying balance sheets under the following captions:

         Costs in excess of billings on uncompleted contracts                $       1,732
         Billings in excess of costs on uncompleted contracts                       (4,013)
                                                                             -------------
                                                                             $      (2,281)
                                                                             =============

4.          STOCK OPTIONS

            In fiscal 1991, the Board of Directors granted ten-year options to purchase 194,388 shares of the Company's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the exercise price of 49,984 of such options was reduced to $2.00 per share. These options are fully vested and will remain exercisable through January 2002. 84,420 of these options are subject to a standstill agreement executed as part of the Sterling Transaction. Each employee's options expire upon such employee's resignation.

            In fiscal 1994, the Board of Directors and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the "1994 Omnibus Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). Under both plans, the exercise price of the option granted may not be less than the fair market value of the common stock on the date of the grant and the term of the grant may not exceed ten years.

            The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of the Company's common stock pursuant to the grant of incentive stock options to employees of Sterling and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Sterling and its subsidiaries. Subsequently, the number of options available under the plan was increased to 1,150,000 shares. The options generally vest over a four year period and expire ten years from the date of the grant. None of these options has been exercised.

            The Director Plan (a "formula plan") provides for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who are not employees of the Company. The plan provides that on every May 1, each non-employee director holding office on such date shall receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignation. Seven thousand options which remained under the plan were issued in May 2001. Messrs. Pirasteh, Polak and Sergi, following their resignations from the Board of Directors in July 2001, exercised their options under the director plan aggregating 12,498 shares, at prices ranging from $0.50 to $0.84 per share, for net proceeds to the Company of $12,164.

            In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Omnibus Plan provides for the issuance of 700,000 shares. The options generally vest over a three-year period. Messrs. Pirasteh and Sergi exercised the options granted to them under the plan following their resignation from the Board in July 2001, for an aggregate of 100,000 shares, for net proceeds to the Company of $50,000.

            In fiscal 2001, the shareholders ratified the 1998 Omnibus Stock Plan and the Board of Directors approved the 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan"). The 2001 Stock Incentive Plan provides for the issuance of options for up to 500,000 shares, which may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company's and its subsidiaries' officers, employees, directors, consultants and advisors are eligible to be granted awards under the plan. The options generally vest over time and can be exercised no more than 10 years after the date of the grant. In July 2001, 97,400 options were granted to certain employees of SHH and to non-employee directors.

            The following tables summarize the activity under the five plans:

                                   1991 Plan                    Director Plan                  1994 Omnibus Plan
                           --------------------------      --------------------------      --------------------------
                             Shares       Price range        Shares       Price range        Shares       Price range
                           ----------     -----------      ----------     -----------      ----------     -----------
Outstanding at 2/99:          128,573      $2.00-2.75          66,000      $0.84-3.38         895,784      $0.88-3.88
Granted                                                         9,000         $0.84
Expired/forfeited                  --                              --                          (2,100)     $3.38-3.88
                           ----------                      ----------                      ----------
Outstanding at 2/00:          128,573      $2.00-2.75          75,000      $0.84-3.38         893,684      $0.88-3.88
Granted                                                        18,000        $1.06             13,500         $1.07
Expired/forfeited                  --                              --                         (16,300)      $0.88-3.88
                           ----------                      ----------                      ----------
Outstanding at 2/01:          128,573      $2.00-2.75          93,000      $0.84-3.38         890,884      $0.88-3.88
Granted                                                         7,000        $0.75
Exercised                                                     (12,498)     $0.75-1.06
Expired/forfeited                  --                              --                         (24,600)     $1.00-3.38
                           ----------                      ----------                      ----------
Outstanding at 12/01:         128,573      $2.00-2.75          87,502      $0.75-3.38         866,284      $0.88-3.88
                           ==========                      ==========                      ==========



                              1998 Omnibus Plan(a)             2001 Stock Incentive Plan
                          ------------------------------     -----------------------------
                             Shares         Price range        Shares         Price range
                          ------------      ------------     ------------     ------------
Outstanding at 2/99:           600,000         $0.50
Granted                         41,000         $1.00
Expired/forfeited                   --
                          ------------
Outstanding at 2/00:           641,000       $0.50-1.00
Granted
Expired/forfeited                   --
                          ------------
Outstanding at 2/01:           641,000       $0.50-1.00
Granted                                                            97,400         $1.50
Exercised                     (100,000)        $0.50
Expired/forfeited                 (500)        $100                    --
                          ------------                       ------------
Outstanding at 12/01:          540,500       $0.50-1.00            97,400         $1.50
                          ============                       ============

(a) Of the 600,000 options issued in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The 41,000 options issued in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

            The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                  Options outstanding                             Options exercisable
                   ---------------------------------------------------     -------------------------------
                                 Weighted average     Weighted average                   Weighted average
Range of exercise  Number of  remaining contractual    exercise price       Number of      exercise price
 price per share    shares        life (years)           per share           shares           per share
-----------------  ---------  ---------------------   ----------------     ------------   ----------------
 $0.88 - $3.88       866,284                 4.08         $       1.47          866,284     $       1.44
 $0.50 - $1.00       540,500                 6.93         $       0.54          530,375     $       0.53
 $0.84 - $3.38        87,502                 4.73         $       1.74           87,502     $       1.74
     $1.50            97,400                 9.57         $       1.50           12,000     $       1.50
 $2.00 - $2.75       128,573                 0.08         $       2.58          128,573     $       2.58
                  ----------                                               ------------
                   1,720,259                              $       1.28        1,624,734     $       1.25
                  ==========                                               ============

            At February 28, 2001, 1,499,832 options were exercisable at a weighted average exercise price of $1.34 per share.

            As described in Note 1, the Company accounts for its stock-based compensation using the intrinsic value method. The net loss during fiscal 2001, 2000 and 1999 would have increased by approximately $80,000, $112,000 and $35,000 or $0.02, $0.02 and $0.01 per share, respectively, had the Company used the fair value method to determine compensation costs instead of the intrinsic value method. The weighted average fair value per share of the options granted during fiscal 2001, 2000 and 1999 was $0.83, $0.27 and $0.84, respectively. The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:


                                    Fiscal 2001     Fiscal 2000      Fiscal 1999
                                   ------------     ------------     ------------
Risk free interest rate                4.50%           6.00%             6.00%
Expected volatility                    35.1%           79.0%             78.0%
Expected life of option             10.0 years       9.00 years      10.00 years
Expected dividends                     none             none             none

5.          EMPLOYEE PENSION PLAN

            Sterling and its subsidiaries maintain a profit-sharing plan (the "Plan") covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. Total plan related expense was approximately $74,000, $19,000 and $20,000 in fiscal 2001, 2000 and 1999, respectively.

12.         OPERATING LEASES

            In December 1997, SCPI entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. The lease requires minimum rental payments of $247,000 per annum, and payment by SCPI of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, SCPI entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one three-year renewal option.

            Operations of SHH are conducted from a owned building in Houston, Texas. SHH also leases office space in Fort Worth, Texas for an initial term of two years, commencing October, 2001. In January 2002, SHH entered into a lease agreement for office space in San Antonio, Texas for a term of two years.

            Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):


Fiscal Year
2002 ...................................     $        420
2003 ...................................              192
2004 ...................................              171
2005 ...................................              182
2006 ...................................              192
Thereafter .............................              193
                                             ------------
Total future minimum rental payments ...     $      1,350
                                             ============

            Total rent expense for all operating leases amounted to approximately $313,000, $268,000 and $247,000 for continuing operations in fiscal 2001, 2000 and 1999, respectively, and $342,000 for discontinued operations in fiscal 1999.

13.         SEGMENT INFORMATION

            The Company has historically operated as a wholesale distributor of automotive aftermarket accessories (the "Distribution Segment"). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the third quarter of fiscal 2000, expanded its product offerings to include lawn and garden products. SCPI's customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains is largely the same across its product lines (the "Distribution Segment").

            In July 2001, the Company increased its equity investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail (the "Construction Segment").

            Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

            The Company's operations are organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):


            Fiscal 2001 - ten months                                                                   Consolidated
                    Segments                       Construction     Distribution          Other            Total
----------------------------------------------     ------------     ------------     ------------      ------------
Revenues                                           $     48,654     $     17,467                       $     66,121
                                                   ============     ============                       ============
Operating profit (loss)                                   2,293              481           (1,329)            1,445
Interest expense                                                                                              2,193
                                                                                                       ------------
Loss before equity investment and income taxes                                                                 (748)
Net loss from equity affiliates                                                            (1,217)           (1,217)
Minority interest expense                                                                    (647)             (647)

Net loss                                                                                                     (2,626)
                                                                                                       ============
Depreciation and amortization                      $      1,553     $        125     $         28      $      1,706
Segment assets                                     $     37,241     $      7,134     $     14,763      $     59,138

Capital expenditures                               $      1,175     $         29               --      $      1,204


            Fiscal 2000 (Restated)                                                                              Consolidated
                   Segments                      Distribution       Dowling's       OTI           Corporate         Total
----------------------------------------------   ------------      -----------   -----------     -----------    ------------
Net sales                                         $    20,694                                                    $    20,694
                                                  ===========                                                    ===========
Operating profit (loss)                           $     1,018                    $      (313)    $      (504)    $       201
Interest expense                                                                                                 $     2,688
                                                                                                                 -----------
Loss before equity investment and income taxes
                                                                                                                 $    (2,487)
Net loss in equity affiliates                                                    $    (4,557)                    $    (4,557)
Loss from continuing operations                                                                                  $    (7,071)
Income from disposal of discontinued business
segment                                                           $       399                                    $       399
                                                                                                                 -----------
Net loss                                                                                                         $    (6,672)
                                                                                                                 ===========
Depreciation and amortization                     $       118                    $        53     $        30     $       201
Segment assets                                    $     7,290                    $     9,030     $       187     $    16,507
Investment in SHH                                                                $     3,473                     $     3,473
Net investment in New Heights                                                    $     4,170                     $     4,170
Capital expenditures                              $       126                                    $         4     $       130


            Fiscal 1999 (Restated)                                                                              Consolidated
                   Segments                          Distribution     Dowling's      OTI          Corporate         Total
---------------------------------------------        ------------    ----------    ----------     ----------    ------------
Net sales                                            $     20,142                                               $     20,142
                                                     ============                                               ============
Operating profit (loss)                              $        842                  $     (228)    $     (660)   $        (46)
Interest expense                                                                                                $      1,243
                                                                                                                ------------
Loss before equity investment and income taxes
                                                                                                                $     (1,289)
Net loss in equity affiliates                                                      $   (1,228)                  $     (1,228)
Loss from continuing operations                                                                                 $     (2,527)
Loss from discontinued operations                                    $     (428)                                $       (428)
Loss from disposal of discontinued business
segment                                                              $   (2,028)                                $     (2,028)
                                                                                                                ------------
Net loss                                                                                                        $     (4,983)
                                                                                                                ============
Depreciation and amortization                        $        109                  $       38     $      101    $        248
Segment assets                                       $      7,757    $    3,986    $    9,966     $      243    $     21,952
Investment in SHH                                                                  $    3,264                   $      3,264
Investment in New Heights                                                          $    5,336                   $      5,336
Capital expenditures                                 $         69                  $        2                   $         71


            The following table shows contract revenues generated from SHH's largest customers which accounted for more than 10% of consolidated revenues in the period since completion of the Sterling Transaction in July 2001:


                                                                                Six months ended December 31, 2001
                                                                           -------------------------------------------
                                                                           Contract revenues             % of revenues
                                                                           -----------------             -------------
                    City of Houston                                             $18,252                       27.6%
                    Houston Metropolitan Transit Authority                      $15,593                       23.6%

            Following the discontinuance of the Dowling's segment in fiscal 1999 and prior to the acquisition of SHH in July 2001, sales attributable to SCPI represented 100% of Sterling's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):


                       Fiscal year ended               Fiscal year ended              Fiscal year ended
                        December 31, 2001              February 28, 2001              February 29, 2000
                   --------------------------     --------------------------     --------------------------
                          (ten months)
                      Sales       % of sales        Sales         % of sales       Sales        % of sales
                   -----------    -----------     -----------    -----------     -----------    -----------
Ames               $     3,217             18%    $     3,746             18%    $     3,144             16%
Kroger             $     2,758             16%    $     2,057             13%    $     2,037             10%
Giant Eagle        $     2,313             13%    $     2,055             12%    $     1,523              8%
Warehouse Sales    $     2,193             13%              *              *               *              *
American Sales     $     1,863             11%              *              *               *              *

*sales did not exceed 10% of total sales

14.         COMMITMENTS AND CONTINGENCIES

            SCPI has an employment agreement with Mr. Allan that provides termination rights in the event of a change in control of SCPI, as defined. The rights include payments of up to twenty-four months of Mr. Allan's base salary, along with continuation of benefits and certain other payments. The agreement also provides for substantially the same provisions in the event that Mr. Allan's employment were terminated by SCPI without cause.

            Messrs. Harper and Manning have employment agreements with a subsidiary of SHH which provide for payments of annual salary and benefits if the executive's employment were terminated without cause.

               SHH is self-insured for employee health claims. Their policy is to accrue the estimated liability for claims through December 31, 2001. The Company has obtained reinsurance coverage for the policy period from June 1, 2001 through May 31, 2002 as follows:

      o Specific excess reinsurance coverage for medical and prescription drug claims in excess of $20,000 with a maximum lifetime reimbursable of $980,000.

      o Aggregate reinsurance coverage for medical, dental and prescription drug claims with a plan year maximum of $1,000,000 for claims in excess of approximately $357,000 which is estimated based on the number of employees.

            For the three months ended December 31, 2001, the Company incurred approximately $126,000 in expenses related to this plan.

15.         MINORITY INTEREST

            Under the fiscal 1992 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to the Company (or cancel) such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain the Company's aggregate stock ownership of SCPI at 90%.

            During fiscal 1993, the cumulative dividends on SCPI's Series A Preferred Stock exceeded SCPI's net income for that year, thus creating a loss attributable to SCPI's common stockholders in excess of the minority interest, and accordingly, the Company reduced to zero the minority interest related to SCPI. At such time as SCPI's cumulative net income attributable to common stockholders from the effective date of the merger exceeds the cumulative Series A Preferred Stock dividends in arrears, the Company will again reflect the appropriate minority interest liability.

            In July 2001, the Company increased its investment in SHH from 12% to 80.1%. Accordingly, a minority interest liability of $2.8 million is reflected in the consolidated balance sheet, and for the fiscal year ended December 31, 2001, minority interest expense of approximately $647,000 is reflected in the consolidated results of operations.

16.         UNAUDITED SELECTED FINANCIAL DATA

            In November 2001, the Company elected to change its fiscal year end to December 31. The following tables present condensed consolidated financial information for the fiscal year ended December 31, 2001, which includes ten months and certain unaudited condensed consolidated financial information for the ten months ended December 31, 2000 (in thousands):

                      Consolidated Statements of Operations


                                                                                      December 31, 2000
                                                                 December 31, 2001       (ten months)
                                                                   (ten months)           (unaudited)
                                                                 -----------------    -----------------
Net sales .....................................................    $      66,121         $      17,256
Expenses, including interest expense, net of other income .....           66,869                19,152
                                                                   -------------         -------------
Loss before loss on equity investment and income taxes ........             (748)               (1,896)
Income from investment in SHH .................................               63                   228
Loss from investment in New Heights ...........................           (1,280)               (3,106)
                                                                   -------------         -------------
Loss on equity investment .....................................           (1,217)               (2,878)
Minority interest .............................................             (647)                   --
Current income tax expense ....................................              (14)                   (5)
                                                                   -------------         -------------
Net loss from continuing operations ...........................    $      (2,626)        $      (4,779)
Income from discontinued operations ...........................               --                   399
                                                                   -------------         -------------
Net loss ......................................................    $      (2,626)        $      (4,380)
                                                                   =============         =============

Basic and diluted per share amounts:
   Net loss from continuing operations ........................    $       (0.52)        $       (0.97)
   Income from discontinued operations ........................               --                  0.08
                                                                   -------------         -------------
   Net loss ...................................................    $       (0.52)        $       (0.89)
                                                                   =============         =============
Weighted average shares outstanding ...........................        5,055,516             4,943,018


17.         RELATED PARTY TRANSACTIONS

            The Sterling Transaction was funded in part through the issuance of zero coupon notes and warrants to certain members of SHH's management, including Messrs. Manning and Harper. The zero coupon notes carry an imputed rate of interest of 12%, compounded annually, and mature in July 2005. Also as part of the Sterling Transaction, additional notes were issued to Mr. Harper and another member of SHH's management, which carry interest at 12% and mature in July 2005. The notes are subordinated to the SHH Revolver and the SCPI Revolver. Payments made on the additional notes are restricted to defined cash flows of SHH and SCPI.

            In October 1999, to fund the second tranche of equity, notes were issued to Messrs. Davies and Hemsley which were to mature in April 2001. These notes were extended and restructured as part of the Sterling Transaction, now carry interest at 12% and mature in July 2005. Payment on the notes is restricted to defined cash flows of SHH and SCPI.

            In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling obtained funding in the amount of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) (the "Convertible Subordinated Notes"). In January 2002, two other members of management funded a further $60,000 that was used for general corporate purposes. The notes, which are convertible at any time prior to the maturity date into the Company's common stock at a price of $2.50 per share, mature and are payable in full in December 2004. Interest at 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

            Mr. R.W. Frickel was named and elected a director of the Company in July 2001. Mr. Frickel's company, the R.W. Frickel Company, P.C. has provided services to SHH for many years and provided services to SHH in the period July 2001 to December 31, 2001, primarily related to accounting and tax issues. SHH incurred fees for such services in the amount of $88,000, which SHH and the Company believe were reasonable and competitive in the marketplace.

18.         QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            (Dollar amounts in thousands, except per share data)


Fiscal 2001 quarter ended                              May 31         August 31       November 30*     December 31*       Total
-------------------------                           ------------     ------------     ------------     ------------     ----------
Revenues                                            $      5,719     $     23,664     $     30,270     $      6,468     $   66,121
Gross profit                                               1,014            2,729            3,295              261          7,299
(Loss) income before minority interest and taxes
                                                          (1,665)            (665)             721             (356)        (1,965)
Net (loss) income                                   $     (1,668)    $       (750)              63     $       (271)    $   (2,626)

Net (loss) income per share:                        $      (0.34)    $      (0.15)    $       0.02     $      (0.04)    $    (0.52)


Fiscal 2000 quarter ended (restated)              May 31         August 31      November 30(a)   February 28(b)       Total
------------------------------------           ------------     ------------    --------------   --------------    -----------
Sales                                          $      5,745     $      5,285     $      4,631     $      5,033     $    20,694
Gross profit                                          1,243            1,047              892              974           4,156
Loss from continuing operations                      (1,086)          (1,009)          (1,786)          (3,190)         (7,071)
Net loss                                       $     (1,086)    $     (1,009)    $     (1,387)    $     (3,190)    $    (6,672)

Per share:
     Continuing operations                     $      (0.22)    $      (0.20)    $      (0.36)    $      (0.65)    $     (1.43)
     Net loss                                  $      (0.22)    $      (0.20)    $      (0.27)    $      (0.65)    $     (1.34)

*In fiscal 2001, the Board of Directors voted to change the Company's fiscal year end from the last day of February to December 31. There was no separately reported third quarter. Results for December 31 include only one month.

a.          as restated in amended quarterly filing

b. the fourth quarter fiscal 2000 net loss from continuing operations includes $2.4 million loss from equity investment

c. the fourth quarter fiscal 2000 net loss includes a loss on disposal of Dowling's of $2.0 million

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STERLING CONSTRUCTION COMPANY, INC.


Dated: April 1, 2002                         By:     /s/ Patrick Manning
                                                 ------------------------------
                                                        Patrick Manning
                                                    (duly authorized officer)

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


SIGNATURES                                                      TITLES                                 DATE
----------                                                      ------                                 ----

       /s/   Patrick Manning                                 Chairman of the Board               April 1, 2002
-------------------------------------------------            Chief Executive Officer
       Patrick Manning                                          Director (principal
                                                                executive officer)


      /s/    Maarten D. Hemsley                              Chief Financial Officer             April 1, 2002
-------------------------------------------------            (principal financial and
Maarten D. Hemsley                                                 accounting officer)
                                                                   Director

      /s/    Joseph P. Harper                                President,                          April 1, 2002
-------------------------------------------------            Director
Joseph P. Harper


      /s/    John D. Abernathy                               Director                            April 1, 2002
-------------------------------------------------
John D. Abernathy


      /s/    Robert M. Davies                                Director                            April 1, 2002
-------------------------------------------------
Robert M. Davies


      /s/    Robert W. Frickel                               Director                            April 1, 2002
-------------------------------------------------
Robert W. Frickel


      /s/    Christopher H.B. Mills                          Director                            April 1, 2002
-------------------------------------------------
Christopher H.B. Mills

                                                                     SCHEDULE II


              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


         Column A                    Column B                       Column C                    Column D           Column E
         --------                    --------       --------------------------------------    ------------      --------------
                                    Balance at                            Charges to other
                                   beginning of     Charged to costs          accounts -      Deductions -      Balance at end
        Description                   period           and expenses           describe        describe(A)         of period
        -----------                ------------     ----------------      ----------------    ------------      --------------
Allowance for doubtful accounts deducted from trade
accounts receivable: Years ended:

December 31, 2001                        $191              483(C)                   --              86              $588

February 28, 2001                        $367               30                     137(B)           69              $191

February 29, 2000                        $388              136                      --             157              $367

(A)         Amounts were deemed uncollectible

(B)         Relates to the disposal of Dowling's

(C)         Relates to the bankruptcy of Ames, a significant customer of SCPI

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
2.1      Agreement and Plan of Merger dated as of May 20, 1991 (filed as
         Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc. [SEC Commission file number
         0-2572).

2.2      Transaction Agreement, dated as of July 18, 2001, by and among Oakhurst
         Company, Inc., Sterling Construction Company and Certain Stockholders of Sterling Construction Company (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
         May 31, 2001).

3.1 Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996).

3.2 By-laws, as amended through January 13, 1998 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
         February 28, 1998).

4.1      Certificate of Designations of Series A Junior Participating Preferred
         Stock dated as of February 10, 1998 (filed as Exhibit 4.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended February
         28, 1998).

4.2      Warrant to Purchase Common Stock of Oakhurst Company, Inc. issued to
         KTI, Inc., dated July 3, 2001 (filed as Exhibit B to Exhibit 10.26 to the Company's Annual Report on Form 10-K405 for the fiscal year ended
         February 21, 2001).

4.3*# Form of Warrant to Purchase Common Stock of Oakhurst Company, Inc., dated July 18, 2001.

10.1# Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company's Annual report on Form 10-K for the fiscal year ended February 29, 1992 [SEC
         Commission file number 33-39954).

10.2     The 1994 Omnibus Stock Plan with form of option agreement (filed as
         Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number
         0-19450).

10.3# The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company's Annual Report on
         Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.4     Lease agreement between Regional Industrial Development Corporation of
         Southwestern Pennsylvania and Steel City Products, Inc. dated as of
         November 11, 1997 (filed as Exhibit 10.19 to the Company's Annual
         Report on Form 10-K for the fiscal year ended February 28, 1998).

10.5     Rights Agreement, dated as of December 29, 1998 between Oakhurst
         Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively filed as Exhibit 99.1 to the Company's Registration
         Statement on Form 8-A filed on January 5, 1999.

10.6#    Amendment to the 1994 Omnibus Stock Plan, amended as of December 18,
         1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form
         10-K for the fiscal year ended February 28, 1999).

10.7     Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F.
         Imports, Inc., A.C.F. Acquisition, Inc. and Dowling's Fleet Service
         Co., Inc. (filed as Exhibit 10.33 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 31, 2000).

10.8     Lease Agreement by and between SPEDD, Inc. and Steel City Products,
         Inc., dated November 21, 2000 (filed as Exhibit 10.24 to the Company's
         Annual Report on Form 10-K405 for the fiscal year ended February 28,
         2001).

10.9     Wind-Up Agreement, dated as of April 19, 2001 by and between KTI, Inc.,
         Casella Waste Systems, Inc., Oakhurst Company, Inc. and Oakhurst
         Technology, Inc. (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.10*#  Subordinated Promissory Note, dated July 18, 2001, by Sterling
         Construction Company to Patrick T. Manning.

10.11*#  Subordinated Promissory Note, dated July 18, 2001, by Sterling
         Construction Company to Joseph P. Harper, Sr.

10.12*#  Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company,
         Inc. to Patrick T. Manning.

10.13*#  Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company,
         Inc. to Joseph P. Harper, Sr.

10.14*#  Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology,
         Inc. to Joseph P. Harper, Sr.

10.15*#  Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company,
         Inc. to Joseph P. Harper, Sr.

10.16#   Secured Promissory Note, dated October 18, 1999, by Oakhurst
         Technology, Inc. to Robert M. Davies,

10.17*#  Amendment to Secured Promissory Note dated October 18, 1999, dated July
         13, 2001, by and between Oakhurst Technology, Inc. and Robert M.
         Davies.

10.18*#  Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company,
         Inc. to Robert M. Davies.

10.19*# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert
         M. Davies.

10.20*#  Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company
         Inc. to Maarten D. Hemsley.

10.21*# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten
         D. Hemsley.

10.22*#  Amended and Restated Executive Employment Agreement, dated July 18,
         2001, by and between Sterling Construction Company and Patrick T.
         Manning.

10.23*#  Amended and Restated Executive Employment Agreement, dated July 18,
         2001, by and between Sterling Construction Company and Joseph P.
         Harper, Sr.

10.24*#  Executive Employment Agreement, dated July 18, 2001, by and between
         Oakhurst Company, Inc. and Patrick T. Manning.

10.25*#  Executive Employment Agreement, dated July 18, 2001, by and between
         Oakhurst Company, Inc. and Joseph P. Harper, Sr.

10.26#   Employment Agreement, dated May 1, 2000, by and between Sterling
         Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K405 for the fiscal year ended
         February 28, 2001).

10.27*   Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company,
         Inc. to North Atlantic Smaller Companies Investment Trust Plc.

10.28*   Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among
         Oakhurst Company, Inc., Sterling Construction Company, Steel City
         Products, Inc., and such other companies set forth therein.

10.29    Securities Purchase Agreement, dated as of July 18, 2001, by and among
         JO Capital Management Ltd A/C A, JO Capital Management Ltd A/C B, JO
         Capital Management Ltd A/C C, Orynx International Growth Fund Limited,
         Invesco English & International Trust Plc, North Atlantic Small
         Companies Investment Trust Plc, Oakhurst Company, Inc. and Sterling
         Construction Company (filed as Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.30*#  Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst
         Company, Inc. and Joseph P. Harper, Sr.

10.31*   Amended and Restated Revolving Credit Loan Agreement, dated July 18,
         2001, between Comerica Bank-Texas and Sterling Construction Company

10.32* Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling
         Construction Company

10.33    Credit Agreement, dated as of July 13, 2001, by and between National
         City Bank of Pennsylvania and Steel City Products, Inc. (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.34 Amendment to Revolving Credit Agreement, dated September 12, 2001 between National City Bank of Pennsylvania and Steel City Products,
         Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
         10-Q for the fiscal quarter ended May 31, 2001).

10.35*   Amendment No. 2 to Revolving Credit Agreement, effective December 13,
         2001 between National City Bank of Pennsylvania and Steel City
         Products, Inc.

10.36*#  Convertible Subordinated Note, dated December 31, 2001, by Sterling
         Construction Company, Inc. to Robert W. Frickel.

10.37*#  Convertible Subordinated Note, dated December 31, 2001, by Sterling
         Construction Company, Inc. to Joseph P. Harper, Sr.

10.38*#  Convertible Subordinated Note, dated December 31, 2001, by Sterling
         Construction Company, Inc. to Maarten D. Hemsley.

10.39*#  Convertible Subordinated Note, dated January 2, 2002, by Sterling
         Construction Company, Inc. to Bernard Frank.

16 Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October
         5, 2001.)

21       Subsidiaries at December 31, 2001:
         Steel City Products, Inc. - Delaware
         Oakhurst Management Corporation - Texas
         Sterling Houston Holdings, Inc. -- Delaware

# Management contract or compensatory plan or arrangement.

* Filed herewith