Form 10-Q
period 2002-03-31
STERLING CONSTRUCTION CO INC
filed 2002-05-15
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2002
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number:    0-19450


                       STERLING CONSTRUCTION COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     25-1655321
         --------                                     ----------
(State of Incorporation)               (I.R.S. Employer Identification No.)

             2751 CENTERVILLE ROAD, SUITE 3131, WILMINGTON, DELAWARE
             -------------------------------------------------------
                                      19808
                                    --------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 416-0717
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed from last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             ------       -----

         As of May 1, 2002, 5,055,516 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets at March 31, 2002
and December 31, 2001........................................................   3

Condensed Consolidated Statements of Operations for the three month
periods ended March 31, 2002 and March 31, 2001..............................   4

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and March 31, 2001...............................  5

Notes to Condensed Consolidated Financial Statements........................... 6

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               March 31,
                                      ASSETS                                                      2002      December 31,
                                                                                              (Unaudited)       2001
                                                                                              -----------   ------------
Current assets:
     Cash ................................................................................      $    976       $  2,884
     Contracts receivable ................................................................        19,014         15,195
     Costs and estimated earnings in excess of billings on uncompleted contracts .........         1,835          1,732
     Trade accounts receivable, less allowance of $615 and $588, respectively ............         3,858          1,963
     Inventories .........................................................................         6,055          4,126
     Deferred tax asset ..................................................................         1,545          1,545
     Other ...............................................................................           284            800
                                                                                                --------       --------
               Total current assets ......................................................        33,567         28,245
                                                                                                --------       --------
Property and equipment, at cost ..........................................................        21,493         20,540
     Less accumulated depreciation .......................................................        (3,331)        (2,539)
                                                                                                --------       --------
                                                                                                  18,162         18,001
                                                                                                --------       --------
Goodwill, net ............................................................................         7,740          7,740
Deferred tax asset (long-term) ...........................................................         4,499          4,769
Other assets .............................................................................           363            383
                                                                                                --------       --------
                                                                                                  12,602         12,892
                                                                                                --------       --------
                                                                                                $ 64,331       $ 59,138
                                                                                                ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................................      $ 17,255       $ 12,270
     Billings in excess of costs and estimated earnings on uncompleted contracts .........         5,274          4,013
     Current maturities of long-term obligations .........................................           243            259
     Current maturities of long-term obligations, related parties ........................         2,500          2,500
     Other accrued expenses ..............................................................         1,529            949
                                                                                                --------       --------
          Total current liabilities ......................................................        26,801         19,991
                                                                                                --------       --------

Long-term obligations:
     Long-term debt ......................................................................        11,622         13,551
     Long-term debt, related parties .....................................................        10,980         11,268
     Put liability .......................................................................         4,178          4,056
     Other long term obligations .........................................................         1,318          1,366
                                                                                                --------       --------
                                                                                                  28,098         30,241
                                                                                                --------       --------
Minority interest ........................................................................         2,929          2,773
Commitments and contingencies ............................................................            --             --

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         none issued .....................................................................            --             --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
         5,055,516 shares issued .........................................................            50             50
     Additional paid-in capital ..........................................................        65,900         65,900
     Deficit .............................................................................       (59,446)       (59,816)
     Treasury stock, at cost, 207 common shares ..........................................            (1)            (1)
                                                                                                --------       --------
          Total stockholders' equity .....................................................         6,503          6,133
                                                                                                --------       --------
                                                                                                $ 64,331       $ 59,138
                                                                                                ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS       THREE MONTHS
                                                                         ENDED              ENDED
                                                                     MARCH 31, 2002     MARCH 31, 2001
                                                                     --------------     --------------
Contract revenues ...............................................      $    23,134       $        --
Sales ...........................................................            6,548             5,371
                                                                       -----------       -----------
                                                                            29,682             5,371
                                                                       -----------       -----------

Cost of contract revenues earned ................................           20,874                --
Cost of goods sold, including occupancy and buying expenses .....            5,258             4,470
Operating, selling and administrative expenses ..................            2,163             1,006
Interest expense, net of interest income ........................              591               765
                                                                       -----------       -----------
                                                                            28,886             6,241
                                                                       -----------       -----------
Income (loss) before loss from equity investment, minority
interest and income taxes .......................................              796              (870)

Loss from equity investments ....................................               --            (1,981)
Minority interest in net earnings of subsidiary .................             (156)               --
                                                                       -----------       -----------
Income (loss) before taxes ......................................              640            (2,851)

Income tax expense ..............................................              270                22
                                                                       -----------       -----------

Net income (loss) ...............................................      $       370       $    (2,873)
                                                                       ===========       ===========

Basic and diluted net income (loss) per share:
     Basic ......................................................      $      0.07       $     (0.58)
     Diluted ....................................................      $      0.06       $     (0.58)

Weighted average number of shares outstanding used in
     computing basic and diluted per share amounts:
     Basic ......................................................        5,055,516         4,943,018
     Diluted ....................................................        5,801,816         4,943,018


         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                Three months    Three months
                                                                   Ended            Ended
                                                                March 31, 2002  March 31, 2001
                                                                --------------  --------------
Cash flows from operating activities:
      Net income (loss) ....................................      $    370       $ (2,873)
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization .....................           882             35
         Loss from equity investment .......................            --          1,980
         Deferred tax expense ..............................           270             --
         Increase in put liability .........................           122             --
         Minority interest in net earnings of subsidiary ...           156             --
      Changes in operating assets and liabilities, :
         (Increase) in accounts receivable-trade ...........        (1,895)        (1,046)
         (Increase) in contracts receivable ................        (3,819)            --
         (Increase) in inventories .........................        (1,929)        (1,654)
         (Increase) in costs and estimated earnings in
         excess of billings on uncompleted contracts .......          (103)            --
         Decrease in prepaid expenses and other assets .....           505             --
         Increase in trade payables ........................         4,985          2,333
         Increase in billings in excess of costs and
         estimated earnings on uncompleted contracts .......         1,261             --
         Increase in accrued compensation and other
         liabilities .......................................           825            748
                                                                  --------       --------
Net cash provided by (used in) operating activities ........         1,630           (477)
                                                                  --------       --------

Cash flows from investing activities:
      Additions to property and equipment ..................        (1,012)           (71)
                                                                  --------       --------
Net cash used in investing activities ......................        (1,012)           (71)
                                                                  --------       --------

Cash flows from financing activities:
      Borrowings under long term obligations ...............           763            551
      Proceeds from issuance of long term debt .............            --             46
      Principal payments on long-term obligations ..........        (3,289)           (43)
                                                                  --------       --------
Net cash (used in) provided by financing activities ........        (2,526)           554
                                                                  --------       --------

Net (decrease) increase in cash ............................        (1,908)             6
Cash at beginning of period ................................         2,884             61
                                                                  --------       --------
Cash at end of period ......................................      $    976       $     67
                                                                  ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

1.       INTERIM FINANCIAL STATEMENTS

         Oakhurst Company, Inc. ("Oakhurst") was renamed Sterling Construction Company, Inc., in November 2001 and is hereinafter referred to as "Sterling" or the "Company". The Company was formed as a result of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock, and as a result, it owns 90% of the voting stock of SCPI.

         Until July 2001, the Company's principal historical business had been the distribution of products to the automotive after-market, conducted by SCPI under the trade name "Steel City Products". Although the primary business of Steel City Products continues to be its automotive aftermarket distribution business, in recent years it has expanded its distribution business to include non-food pet supplies and, in the third quarter of fiscal 2000, lawn and garden supplies. Steel City Products operates from two facilities, in McKeesport, Pennsylvania and Glassport, Pennsylvania.

         In December 1998 the Company formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, the Company entered into certain agreements with KTI, Inc. ("KTI") (which subsequently merged into Casella Waste Systems, Inc., "Casella") regarding the funding of capital improvements and start-up losses at New Heights.

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

         In January 1999 OTI made a minority investment in Sterling Construction Company, which in connection with the renaming of the Company in November 2001 was itself renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects. In October 1999 certain shareholders of SHH exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of the Company, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment. Accordingly, the results of operations of the Company for the three months ended March 31, 2001 have been restated to reflect its ownership of SHH as if it had been reported as an equity investment.

         The Company reports two operating segments, "Construction", which consists of the operations of SHH and "Distribution" which consists of the operations of SCPI. OTI was dissolved in December 2001. In November 2001, the Company changed its fiscal year end from the last day of February to December 31.

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

         These unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the transition period ended December 31, 2001 ("fiscal 2001") as filed in the Company's Transition Report on Form 10-K.

         Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

         SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Since the Sterling Transaction was consummated after June 30, 2001, the adoption of the remaining provisions of SFAS No. 141 did not have an impact on the consolidated financial statements of the Company.

         In accordance with the provisions of SFAS No. 142, the Company is required to test its goodwill for impairment. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company will perform the required tests under SFAS No. 142 during the second quarter of 2002. Management does not expect the analysis will indicate impairment of the Company's recorded goodwill.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of". This standard was adopted January 1, 2002 and did not have an impact on consolidated financial statements.

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                              Construction     Distribution
                                 Segment         Segment          Total
Balance, January 1, 2002         $ 7,612         $  128         $ 7,740
Goodwill acquired                     --             --              --
Impairment losses                     --             --              --
                                 -------         ------         -------
Balance, March 31, 2002          $ 7,612         $  128         $ 7,740
                                 =======         ======         =======

         The Company expects to perform impairment testing on both segments during the second quarter of fiscal 2002. Management does not expect that the analysis will indicate impairment of the Company's recorded goodwill for either segment.

         The following table adjusts net income for the add back of goodwill amortization as of the three months ended March 31, 2002 and 2001 (dollar amounts in thousands, except per share amounts):

                                              Three months ended
                                      March 31, 2002     March 31, 2001
                                      --------------     --------------
Reported net income (loss)               $     370         $  (2,873)
Add back goodwill amortization:                 --                14
                                         ---------         ---------
Adjusted net income (loss):              $     370         $  (2,859)
                                         =========         =========

Basic earnings (loss) per share:
     Reported net income (loss)          $    0.07         $   (0.58)
     Goodwill amortization                      --                --
                                         ---------         ---------
     Adjusted net income (loss)          $    0.07         $   (0.58)
                                         =========         =========

Diluted earnings per share:
     Reported net income (loss)          $    0.06         $   (0.58)
     Goodwill amortization                      --                --
                                         ---------         ---------
     Adjusted net income (loss)          $    0.06         $   (0.58)
                                         =========         =========

4.       SEGMENT INFORMATION

         Until July 2001, the Company historically operated as a wholesale distributor of automotive aftermarket accessories (the "Distribution Segment"). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the third quarter of fiscal 2000, expanded its product offerings to include lawn and garden products. SCPI's customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains, is largely the same across its product lines.

         In July 2001, the Company increased its equity investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects (the "Construction Segment").

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

         The Company's operations are organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):

Three months ended 3/31/2002                                                                 Consolidated
SEGMENTS                                Construction     Distribution           Other           Total
                                        ------------     ------------           -----        ------------
Revenues                                  $ 23,134         $  6,548               --          $ 29,682
Operating profit (loss)                      1,174              474             (261)         $  1,387
Interest expense, net of interest
income                                                                                        $   (591)
Minority interest                                                               (156)         $   (156)
                                                                                              --------
Pre-tax income                                                                                $    640
                                                                                              ========

Segment assets                              38,858           10,704           14,769          $ 64,331

Three months ended 3/31/2001                                                         Consolidated
SEGMENTS                             Distribution         OTI        Corporate          Total
                                     ------------       -------      ---------       ------------
Net sales                               5,371               --            --          $  5,371
Operating profit (loss)                   101              (49)         (157)         $   (105)
Interest expense                                                                      $   (765)
Loss from equity investments                            (1,981)                       $ (1,981)
                                                                                      --------
Pre-tax loss                                                                          $ (2,851)
                                                                                      ========

Segment assets                          8,901            8,730          (127)         $ 17,504


5.       INVESTMENT IN AFFILIATED COMPANY ("STERLING TRANSACTION")

         Following completion of the Unwinding Agreements which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights, on July 18, 2001, the Company completed the Sterling Transaction, in which it increased its equity ownership in SHH. The results of SHH have been included in the Company's results since that date.

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):

                                At July 18, 2001

               Current assets                                        $  21,920
               Property, plant and equipment                            18,242
               Goodwill                                                  7,637
               Deferred tax asset                                        4,757
                                                                     ---------
                    Total assets acquired                               52,556
               Current liabilities                                     (16,017)
               Long-term liabilities                                    (9,756)
                                                                     ---------
                    Total liabilities assumed                          (25,773)
               Minority interest                                        (2,126)
                                                                     ---------
                                                                     $  24,657
                                                                     =========

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

         Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by SHH under its bank revolving credit, and by the Company through the issuance of notes and the sale of common stock, as follows (in thousands):

               SHH Revolver                                          $ 4,900
               Subordinated notes                                      2,580
               Short-term subordinated note payable                    1,500
               Sale of Sterling common stock                             908
                                                                     -------
                                                                     $ 9,888
                                                                     =======

         The following summary unaudited pro forma financial information for the period ended March 31, 2001 is presented as if the Unwinding Agreements and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data).

                                                         Three months ended
                                                   --------------------------------
                                                   March 31, 2002    March 31, 2001
                                                   --------------   ---------------
                                                    (as reported)     (proforma)
Total revenues                                        $ 29,682         $ 24,350

Net income (loss)                                     $    370         $    (70)

Net income (loss) per share (basic)                   $   0.07         $  (0.01)
Net income (loss) per share (diluted)                 $   0.06         $  (0.01)

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the beginning of fiscal 2001, nor may it be indicative of the future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), since renamed Sterling Construction Company, Inc. (hereinafter referred to as "Sterling" or "the Company") was designed to facilitate capital formation by Sterling while permitting Sterling and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $161 million of net operating loss carry-forwards. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

         Sterling's principal business historically has been the distribution of automotive aftermarket accessories, described herein as the "Distribution Segment". The Distribution Segment is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, together with non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania. SCPI is believed to be one of the largest independent wholesale distributors of automotive accessories in the Northeastern United States.

         In December 1998, the Company formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights"). In connection with the formation of OTI, the Company and OTI completed certain agreements with KTI, Inc. ("KTI") a waste-to-energy and recycling company that subsequently merged into Casella Waste Systems, Inc. ("Casella") in December 1999.

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

         In January 1999 OTI made a minority investment in Sterling Construction Company, since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects, (the "Construction Segment"). Upon reaching certain performance objectives, in October 1999 certain SHH shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 was due to Robert Davies, then the Company's Chairman and Chief Executive Officer. Under a Participation Agreement, Maarten Hemsley, then the Company's President and now Chief Financial Officer, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The balance of the notes issued to acquire the second tranche is owed to certain directors and management of SHH, a portion of which was reflected as adjustments to additional paid-in capital. These notes were restructured as part of the Sterling Transaction whereby the Company further increased its equity percentage in SHH from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

         As the prior investment in SHH of $2.7 million accounted for less than 20% of SHH, the Company originally accounted for the investment under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the

Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for the three months ended March 31, 2001.

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and comprises unique customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, the Company's President and SHH's Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, and in billings in excess of cost and estimated earnings. SHH's cash requirements are also impacted by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under its line of credit.

         At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI's working capital needs not financed by suppliers have been financed from cash flow and borrowings under its line of credit.

         At March 31, 2002, the Company's debt consisted of (in thousands):


               Related party notes:
                    Subordinated debt                      $ 5,500
                    Zero coupon notes                        5,432
                    Convertible subordinated notes             560
                    Management/director notes                1,988
                                                           -------
                                                            13,480
               SHH revolver                                  7,275
               SCPI revolver                                 3,298
               Mortgage payable                              1,362
               KTI Loan                                      1,049
               Equipment notes & capital leases                146
               Other                                            52
                                                           -------
                                                           $26,662
                                                           =======

Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum. The March installment was made on April 1, 2002.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,488 shares and 80,282 shares, respectively.

Convertible Subordinated Notes

         In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through an advance to SCPI to fund the purchase of additional inventory, Sterling obtained funding principally from members of management and directors (including Robert Frickel, and Messrs.Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) aggregating $500,000 (the "Convertible Subordinated Notes"). In January 2002, two other members of management, including Bernard Frank, Chairman of SCPI, funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to their maturity date into the Company's common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

Management/Director Notes

         Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were due to members of SHH's management, including Joseph P. Harper, since appointed President of the Company. Notes totaling approximately $550,000 were due to Robert Davies, the Company's former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company's President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain accrued amounts due to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI's business.

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months

         Due to concerns stemming from SCPI's institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into agreements for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base and maintenance of certain financial covenants (the "SCPI Revolver"). The SCPI Revolver originally carried an interest rate equal to prime plus 1%. Following the bankruptcy filing in August 2001 of Ames Department Stores, a significant customer of SCPI, which created a default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to

$3.75 million, increase the interest rate to prime plus 1.5%, and accelerate the term to April 30, 2002. Upon demonstrating SCPI's ability to generate new business and maintain its relationships with customers and suppliers, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and to extend the term to May 2003.

         Management believes that the SCPI Revolver and the proceeds from the Convertible Subordinated Notes will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

KTI Loan

         In December 1998, the Company entered into a loan agreement with KTI, Inc. (the "KTI Loan") pursuant to which KTI committed to fund a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

         Also in December 1998 the Company's subsidiary, OTI, entered into an Investment Agreement with New Heights pursuant to which OTI agreed to fund defined capital expenditures, costs of obtaining permits, start-up losses and working capital of the New Heights waste-to-energy facility in Ford Heights, Illinois, and to receive in return an initial 50% equity interest in New Heights.

         Pursuant to the Investment Agreement, KTI agreed to provide, directly or through OTI as its affiliate, the funding required to satisfy the New Heights Business Plan. Accordingly, KTI and the Company entered into the KTI Loan. Funds drawn by the Company under the KTI Loan were invested in OTI, principally to facilitate the financing of the New Heights Business Plan.

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

CASH FLOWS

         Net cash provided by operating activities in the three months ended March 31, 2002 increased by approximately $1.7 million compared with the three months ended March 31, 2001. The increase was principally due to higher levels of vendor payables and other accrued expenses, combined with cash flow from operations, offset in part by increases in accounts receivable, contracts receivable and inventories.

         Net cash used in investing activities increased by approximately $1.0 million reflecting equipment purchases at SHH.

         In the three months ended March 31, 2002 the Company reduced its obligations under the SHH Revolver by approximately $2.7 million, and reduced its obligations under the Subordinated Note by $500,000. These reductions were offset by increased borrowings on the SCPI Revolver of approximately $763,000. For the three months ended March 31, 2001, the Company's financing activities provided cash of $554,000 principally as a result of higher borrowing levels on the SCPI Revolver.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At March 31, 2002, there had been no material changes in the Company's financial condition since December 31, 2001, as discussed in Item 7 of the Company's Transition Report on Form 10-K for the period ended December 31, 2001.

RESULTS OF OPERATIONS

         Operations include the consolidated results for SCPI, which through its operating division, Steel City Products, headquartered in McKeesport, Pennsylvania, distributes automotive accessories, non-food pet supplies and lawn and garden products (the "Distribution Segment"). In July 2001, pursuant to the Sterling Transaction, the Company increased its investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail. Operations of SHH consist of one segment (the "Construction Segment"). Until July 2001, OTI held investments in the construction industry and the waste-to-energy industry. OTI was dissolved in December 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

CONSTRUCTION

         SHH became a majority-owned subsidiary of the Company on July 18, 2001. SHH provides pipe-laying and road construction services primarily to municipalities in Texas and to the Texas Department of Transportation. Revenues on construction contracts in progress totaled $23.0 million for the quarter ended March 31, 2002.

         Gross profit for the period was $2.3 million, or 9.8% of contract revenues.

         SHH reported an operating profit of $1.2 million.

         Backlog at SHH at March 31, 2002 was approximately $112 million, of which approximately 20% is not expected to become billable until fiscal 2003.

DISTRIBUTION

         Sales at SCPI totaled $6.5 million, an increase of $1.1 million compared with the first quarter of the prior year. The increase was principally due to higher sales of pet supply products, which increased by approximately $900,000 in the first quarter. This increase was due principally to sales to Ames Department Stores, which began purchasing pet supplies from SCPI after its bankruptcy filing in August 2001. Sales of lawn and garden products increased by approximately $350,000 due to increased sales to existing customers. Sales of automotive products decreased by approximately $95,000, principally as a result of credit restrictions placed on shipments to Ames.

         Gross profit for the segment was $1.3 million, or 19.7% of sales, compared with $901,000 or 16.8% of sales in the first quarter of the prior year. The increase was due principally to the higher sales level, and to better margins earned on certain product lines.

         The Distribution Segment reported operating profit of $474,000 in the first quarter, compared with $101,000 in the first quarter last year, due principally to the increase in sales, to the improved gross margins and to reductions in operating expenses.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $64,000 due primarily the dissolution of OTI in December 2001. These savings were offset by expense related to the Put for the remaining SHH shares, which totaled approximately $121,000 for the three months ended March 31, 2002.

         Interest expense decreased by $174,000 due to the cancellation of the KTI Loan in July 2001.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the three months ended March 31, 2002 by approximately $12,000.


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


                             STERLING CONSTRUCTION COMPANY, INC.


Date:    May 10, 2002        By:       /s/  Joseph P. Harper, Sr.
                                      -----------------------------------------
                                      Joseph P. Harper, Sr.
                                      President


Date:    May 10, 2002        By:       /s/  Maarten D. Hemsley
                                      -----------------------------------------
                                      Maarten D. Hemsley
                                      Chief Financial Officer