Form 10-Q
period 2002-06-30
STERLING CONSTRUCTION CO INC
filed 2002-08-13
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2002
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------


Commission file number:    0-19450


                       STERLING CONSTRUCTION COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   25-1655321
  ------------------------             ------------------------------------
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

         As of August 1, 2002, 5,055,516 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES




Condensed Consolidated Balance Sheets at June 30, 2002
and December 31, 2001...................................................... 3


Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2002 and June 30, 2001.............................. 4


Condensed Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001.............................. 5


Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001.............................. 6


Notes to Condensed Consolidated Financial Statements....................... 7

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        June 30,
                                       ASSETS                                             2002       December 31,
                                                                                       (Unaudited)       2001
                                                                                       -----------       ----
Current assets:
     Cash ..........................................................................     $  1,479      $  2,884
     Contracts  receivable .........................................................       19,460        15,195
     Costs and estimated earnings in excess of billings on uncompleted contracts ...        2,136         1,732
     Trade accounts receivable, less allowance of $669 and $588, respectively ......        3,269         1,963
     Inventories ...................................................................        4,302         4,126
     Deferred tax asset ............................................................        1,545         1,545
     Other .........................................................................          168           800
                                                                                         --------      --------
               Total current assets ................................................       32,359        28,245
                                                                                         --------      --------
Property and equipment, at cost ....................................................       22,468        20,540
     Less accumulated depreciation .................................................       (4,133)       (2,539)
                                                                                         --------      --------
                                                                                           18,335        18,001
                                                                                         --------      --------
Goodwill, net ......................................................................        7,740         7,740
Deferred tax asset (long-term) .....................................................        4,022         4,769
Other assets .......................................................................          343           383
                                                                                         --------      --------
                                                                                           12,105        12,892
                                                                                         --------      --------
                                                                                         $ 62,799      $ 59,138
                                                                                         ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................     $ 15,898      $ 12,270
     Billings in excess of costs and estimated earnings on uncompleted contracts ...        3,982         4,013
     Current maturities of long-term obligations ...................................          230           259
     Current maturities of long-term obligations, related parties ..................        2,000         2,500
     Other accrued expenses ........................................................        1,480           949
                                                                                         --------      --------
          Total current liabilities ................................................       23,590        19,991
                                                                                         --------      --------

Long-term obligations:
     Long-term debt ................................................................       12,634        13,551
     Long-term debt, related parties ...............................................       10,633        11,268
     Put liability .................................................................        4,307         4,056
     Other long term obligations ...................................................        1,266         1,366
                                                                                         --------      --------
                                                                                           28,840        30,241
                                                                                         --------      --------

Minority interest ..................................................................        3,169         2,773
Commitments and contingencies ......................................................           --            --

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
       none issued .................................................................           --            --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
       5,055,516 shares issued .....................................................           50            50
     Additional paid-in capital ....................................................       65,900        65,900
     Deficit .......................................................................      (58,749)      (59,816)
     Treasury stock, at cost, 207 common shares ....................................           (1)           (1)
                                                                                         --------      --------
          Total stockholders' equity ...............................................        7,200         6,133
                                                                                         --------      --------

                                                                                         $ 62,799      $ 59,138
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




                                                                             THREE MONTHS     THREE MONTHS
                                                                                 ENDED            ENDED
                                                                             JUNE 30, 2002    JUNE 30, 2001
                                                                             -------------    -------------
Contract revenues ........................................................... $    27,132      $        --
Sales .......................................................................       6,858            5,833
                                                                              -----------      -----------
                                                                                   33,990            5,833
                                                                              -----------      -----------

Cost of contract revenues earned ............................................      24,015               --
Cost of goods sold, including occupancy and buying expenses .................       5,457            4,672
Operating, selling and administrative expenses ..............................       2,518            1,065
Interest expense, net of interest income ....................................         582              715
                                                                              -----------      -----------
                                                                                   32,572            6,452
                                                                              -----------      -----------
Income (loss) before loss from equity investments, minority interest and
income taxes ................................................................       1,418             (619)

Loss from equity investments ................................................          --             (947)
Minority interest in net earnings of subsidiary .............................        (239)              --
                                                                              -----------      -----------
Income (loss) before taxes ..................................................       1,179           (1,566)

Income tax expense ..........................................................         482                3
                                                                              -----------      -----------

Net income (loss) ........................................................... $       697      $    (1,569)
                                                                              ===========      ===========

Basic and diluted net income (loss) per share:
     Basic .................................................................. $      0.14      $     (0.32)
     Diluted ................................................................ $      0.12      $     (0.32)

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:
     Basic ..................................................................   5,055,516        4,943,018
     Diluted ................................................................   5,877,728        4,943,018




         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                          SIX MONTHS      SIX MONTHS
                                                                                            ENDED            ENDED
                                                                                        JUNE 30, 2002    JUNE 30, 2001
                                                                                        -------------    -------------

Contract revenues ..................................................................     $    50,266      $        --
Sales ..............................................................................          13,406           11,204
                                                                                         -----------      -----------
                                                                                              63,672           11,204
                                                                                         -----------      -----------

Cost of contract revenues earned ...................................................          44,889               --
Cost of goods sold, including occupancy and buying expenses ........................          10,715            9,142
Operating, selling and administrative expenses .....................................           4,681            2,071
Interest expense, net of interest income ...........................................           1,173            1,480
                                                                                         -----------      -----------
                                                                                              61,458           12,693
                                                                                         -----------      -----------
Income (loss) before loss from equity investments, minority interest and income
taxes ..............................................................................           2,214           (1,489)

Loss from equity investments .......................................................              --           (2,928)
Minority interest in net earnings of subsidiary ....................................            (395)              --
                                                                                         -----------      -----------
Income (loss) before taxes .........................................................           1,819           (4,417)

Income tax expense .................................................................             752               25
                                                                                         -----------      -----------

Net income (loss) ..................................................................     $     1,067      $    (4,442)
                                                                                         ===========      ===========

Basic and diluted net income (loss) per share:
     Basic .........................................................................     $      0.21      $     (0.90)
     Diluted .......................................................................     $      0.18      $     (0.90)

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:
     Basic .........................................................................       5,055,516        4,943,018
     Diluted .......................................................................       5,839,772        4,943,018






         The accompanying notes are an integral part of these condensed consolidated financial statements.

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                             Six months     Six months
                                                                               Ended         Ended
                                                                           June 30, 2002  June 30, 2001
                                                                           -------------  -------------
Cash flows from operating activities:
      Net income (loss) .................................................     $ 1,067      $(4,442)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization ..................................       1,721           66
         Loss from equity investments ...................................          --        2,928
         Loss on sale of property .......................................         (26)          --
         Deferred tax expense ...........................................         747           --
         Increase in put liability ......................................         251           --
         Minority interest in net earnings of subsidiary ................         395           --
      Changes in operating assets and liabilities, :
         (Increase) in trade accounts receivable ........................      (1,306)      (1,115)
         (Increase) in contracts receivable .............................      (4,265)          --
         (Increase) in inventories ......................................        (176)        (822)
         (Increase) in costs and estimated earnings in excess of
         billings on uncompleted contracts ..............................        (404)          --
         Decrease in prepaid expenses and other assets ..................         672           89
         Increase in accounts payable ...................................       3,628        1,225
         (Decrease) in billings in excess of costs and estimated
         earnings on uncompleted contracts ..............................         (31)          --
         Increase in accrued compensation and other
         liabilities ....................................................         902        1,343
                                                                              -------      -------
Net cash provided by (used in) operating activities .....................       3,175         (728)
                                                                              -------      -------

Cash flows from investing activities:
      Additions to property and equipment ...............................      (2,099)         (75)
                                                                                           -------
      Proceeds from sale of equipment ...................................          71           --
                                                                              -------      -------
Net cash used in investing activities ...................................      (2,028)         (75)
                                                                              -------      -------

Cash flows from financing activities:
      Borrowings under long term obligations ............................         817          863
      Proceeds from issuance of long term debt ..........................          60           46
      Principal payments on long-term obligations .......................      (3,429)         (60)
                                                                              -------      -------
Net cash (used in) provided by financing activities .....................      (2,552)         849
                                                                              -------      -------

Net (decrease) increase in cash .........................................      (1,405)          46
Cash at beginning of period .............................................       2,884           61
                                                                              -------      -------
Cash at end of period ...................................................     $ 1,479      $   107
                                                                              =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002

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

         In December 1998 the Company formed a wholly-owned subsidiary, Oakhurst Technology, Inc. ("OTI") to invest in New Heights Recovery and Power, LLC ("New Heights") which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI's funding commitment to New Heights, the Company entered into certain agreements with KTI, Inc. ("KTI") (which merged into Casella Waste Systems, Inc., "Casella") regarding the funding of capital improvements and start-up losses at New Heights.

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred back to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at May 31, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12% due at maturity, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

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

         The Company reports two operating segments, the "Construction" segment, which consists of the operations of SHH, and the "Distribution" segment, which consists of the operations of SCPI. OTI was dissolved in December 2001. In November 2001, the Company changed its fiscal year end from the last day of February to December 31.

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended December 31, 2001 ("fiscal 2001") as filed in the Company's Transition Report on Form 10-K.

         Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

         SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Since the Sterling Transaction was consummated after June 30, 2001, the adoption of the remaining provisions of SFAS No. 141 did not have an impact on the consolidated financial statements of the Company.

            In accordance with the provisions of SFAS No. 142, the Company was required to test its goodwill for impairment. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company performed the required tests under SFAS No. 142 during the second quarter of 2002. The analysis did not indicate impairment of the Company's recorded goodwill.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses implementation issues related to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard was adopted by the Company on January 1, 2002 and did not have an impact on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                                     Construction    Distribution
                                        Segment         Segment          Total
Balance, January 1, 2002                $7,612          $  128          $7,740
Goodwill acquired                           --              --              --
Impairment losses                           --              --              --
                                        ------          ------          ------
Balance, June 30, 2002                  $7,612          $  128          $7,740
                                        ======          ======          ======

         The Company performed impairment testing on both segments during the second quarter of fiscal 2002. The analysis did not indicate impairment of the Company's recorded goodwill for either segment.

         Prior to the implementation of SFAS No. 142, the Company amortized goodwill over the expected life of the asset. The following table adjusts net income for the add back of goodwill amortization as of the three and six months ended June 30, 2002 and 2001 (dollar amounts in thousands, except per share amounts):

                                              Three months ended                   Six months ended
                                        June 30, 2002    June 30, 2001      June 30, 2002      June 30, 2001
                                        -------------    -------------      -------------      -------------
Reported net income (loss)                $     697        $  (1,569)          $   1,067          $  (4,442)
Add back goodwill amortization:                  --               23                  --                 37
                                          ---------        ---------           ---------          ---------
Adjusted net income (loss):               $     697        $  (1,546)          $   1,067          $  (4,405)
                                          =========        =========           =========          =========

                                              Three months ended                   Six months ended
                                        June 30, 2002    June 30, 2001      June 30, 2002      June 30, 2001
                                        -------------    -------------      -------------      -------------
Basic earnings (loss) per share:
     Reported net income (loss)           $    0.14        $   (0.32)          $    0.21          $   (0.90)
     Goodwill amortization                       --               --                  --               0.01
                                          ---------        ---------           ---------          ---------
     Adjusted net income (loss)           $    0.14        $   (0.32)          $    0.21          $   (0.89)
                                          =========        =========           =========          =========

Diluted earnings per share:
     Reported net income (loss)           $    0.12        $   (0.32)          $    0.18          $   (0.90)
     Goodwill amortization                       --               --                  --              (0.01)
                                          ---------        ---------           ---------          ---------
     Adjusted net income (loss)           $    0.12        $   (0.32)          $    0.18          $   (0.89)
                                          =========        =========           =========          =========

4.       SEGMENT INFORMATION

         Until July 2001, the Company historically operated as a wholesale distributor of automotive aftermarket accessories (the "Distribution Segment"). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the third quarter of fiscal 2000, expanded its business to include lawn and garden products. SCPI's customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains, is largely the same across its product lines.

         In July 2001, the Company increased its equity investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects (the "Construction Segment").

         Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

         The Company's operations are organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):

Three months ended 6/30/2002                                                   Consolidated
SEGMENTS                         Construction    Distribution     Corporate        Total
                                 ------------    ------------     ---------        -----
Revenues                           $27,132          $6,858           --          $ 33,990

Operating profit (loss)              1,844             455         (299)         $  2,000
Interest expense, net                  (86)            (20)        (476)         $   (582)
Minority interest                                                  (239)         $   (239)
                                                                                 --------
Pre-tax income                                                                   $  1,179
                                                                                 ========

Segment assets                      39,509           8,827       14,463          $ 62,799

Three months ended 6/30/2001                                            Consolidated
SEGMENTS                         Distribution       OTI      Corporate     Total
                                 ------------       ---      ---------     -----
Net sales                           5,833            --          --       $ 5,833

Operating profit (loss)               300           (59)       (145)      $    96
Interest expense, net                  (4)          (12)       (699)      $  (715)
Loss from equity investments                       (947)                  $  (947)
                                                                          -------
Pre-tax loss                                                              $(1,566)
                                                                          =======

Segment assets                      8,361         7,783         (94)      $ 16,050

Six months ended 6/30/2002                                              Consolidated
SEGMENTS                         Construction  Distribution  Corporate    Total
                                 ------------  ------------  ---------    -----
Revenues                          $50,266          $13,406       --       $63,672

Operating profit (loss)             3,018              929     (560)      $ 3,387
Interest expense, net
                                     (192)             (41)    (940)      $(1,173)
Minority interest                                              (395)      $  (395)
                                                                          -------
Pre-tax income                                                            $ 1,819
                                                                          =======

Segment assets                     39,509            8,827    4,463       $62,799

Six months ended 6/30/2001                                              Consolidated
SEGMENTS                         Distribution       OTI      Corporate     Total
                                 ------------       ---      ---------     -----
Net sales                         $11,204            --          --       $11,204

Operating profit (loss)               401          (107)       (303)      $    (9)
Interest expense, net                  (9)          (42)     (1,429)      $(1,480)
Loss from equity investments                     (2,928)                  $(2,928)
                                                                          -------
Pre-tax loss                                                              $(4,442)
                                                                          =======

Segment assets                      8,361         7,783         (94)      $16,050

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

         Total consideration for the increase in equity was $24.6 million, including the Company's previous investment in SHH of $3.5 million, and consisted of (a) a cash payment of $9.9 million, (b) conversion of a $1.3 million SHH subordinated note receivable into Sterling equity, (c) issuance of subordinated notes and warrants, and (d) the sale and issuance of the Company's common stock. For accounting purposes, the value of the 1,124,536 shares of common stock sold was determined based on the average price of the Company's common shares over the 5-day period before and after the closing date.

         As part of the Sterling Transaction, the Company granted certain selling shareholders a "Put" option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company between July 2004 and July 2005 at a price of $105 per share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put is reviewed quarterly and any changes are reflected as components of pre-tax earnings.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):

                                At July 18, 2001

                 Current assets                                  $21,920
                 Property, plant and equipment                    18,242
                 Goodwill                                          7,637
                 Deferred tax asset                                4,757
                                                                 -------
                      Total assets acquired                       52,556

                 Current liabilities                             (16,017)
                 Long-term liabilities                            (9,756)
                                                                 -------
                      Total liabilities assumed                  (25,773)
                 Minority interest                                (2,126)
                                                                 -------
                                                                 $24,657
                                                                 =======

         At the time of the acquisition, management re-evaluated the need for a valuation allowance on the Company's deferred tax asset. Based on the effects of reversing deferred tax liabilities and projected future income of SHH and SCPI, management reduced the valuation allowance by a total of $8.2 million, with $4.7 million recorded as a reduction to goodwill and $3.5 million as an adjustment to paid in capital.

         Management has determined that the value of intangibles, such as non-compete agreements and contracts in place, are not significant.

         Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by SHH under its bank revolving credit, and by the Company through the issuance of notes and the sale of common stock, as follows (in thousands):

                 SHH Revolver                                     $4,900
                 Subordinated notes                                2,580
                 Short-term subordinated note payable              1,500
                 Sale of Sterling common stock                       908
                                                                  ------
                                                                  $9,888
                                                                  ======

         The following summary unaudited pro forma financial information for the three and six month periods ended June 30, 2001 is presented as if the Unwinding Agreements and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data).

                                               Three months ended
                                               ------------------
                                          June 30, 2002    June 30, 2001
                                          -------------    -------------
                                          (as reported)     (proforma)
Total revenues                             $   33,990      $   28,995

Net income (loss)                          $      697      $      (22)

Net income (loss) per share (basic)        $     0.14      $    (0.00)
Net income (loss) per share (diluted)      $     0.12      $    (0.00)


                                               Six months ended
                                               ----------------
                                          June 30, 2002    June 30, 2001
                                          -------------    -------------
                                          (as reported)     (proforma)
Total revenues                             $   63,672      $   53,345

Net income (loss)                          $    1,067      $      (92)

Net income (loss) per share (basic)        $     0.21      $    (0.02)
Net income (loss) per share (diluted)      $     0.18      $    (0.02)

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

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the "Unwinding Agreements") were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred back to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million at May 31, 2001, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12% due at maturity, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

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

         As the prior investment in SHH of $2.7 million accounted for less than 20% of SHH, the Company originally accounted for the investment under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for the six months ended June 30, 2002.

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and comprises unique customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, the Company's President and SHH's Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley.

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

         At June 30, 2002, the Company's debt consisted of (in thousands):


                    Related party notes:
                         Subordinated debt                           $ 4,500
                         Zero coupon notes                             5,582
                         Convertible subordinated notes                  560
                         Management/director notes                     1,992
                                                                     -------
                                                                      12,634
                    SHH revolver                                       8,200
                    SCPI revolver                                      3,352
                    Mortgage payable                                   1,330
                    KTI Loan                                           1,082
                    Equipment notes & capital leases                     121
                    Other                                                 44
                                                                     -------
                                                                     $26,763
                                                                     =======


Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,488 shares and 80,282 shares, respectively.

Convertible Subordinated Notes

         In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through an advance to SCPI to fund the purchase of additional inventory, Sterling obtained funding principally from members of management and directors (including Robert Frickel, Joseph P. Harper and Maarten Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) aggregating $500,000 (the "Convertible Subordinated Notes"). In January 2002, two other members of management, including Bernard Frank, Chairman of SCPI, funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to their maturity date into the Company's common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

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

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH. At June 30, 2002, the balance on the SHH Revolver was $8.2 million.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

         In July 2001, SCPI replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. At June 30, 2002, the outstanding balance on the Revolver was $3.4 million and the effective rate of interest was 6.25%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. SCPI has received a commitment letter extending the expiration date of the Revolver to August 31, 2003. Management does not currently anticipate any difficulty in extending or replacing the Revolver on acceptable terms thereafter.

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

CASH FLOWS

         Net cash provided by operating activities in the six months ended June 30, 2002 increased by approximately $3.9 million compared with the six months ended June 30, 2001. The increase was principally due to substantially improved cash flow from operations, combined with higher levels of vendor payables and other accrued expenses, offset in part by increases in accounts receivable, contracts receivable and inventories.

         Net cash used in investing activities increased by approximately $2.0 million reflecting equipment purchases at SHH.

         In the six months ended June 30, 2002 the Company reduced its obligations under the SHH Revolver by approximately $1.8 million, and reduced its obligations under the Subordinated Note by $1.5 million. These reductions were offset by seasonal increases in borrowings on the SCPI Revolver of approximately $817,000. For the six months ended June 30, 2001, the Company's financing activities provided cash of $849,000 principally as a result of higher seasonal borrowings on the SCPI Revolver.

FORWARD LOOKING STATEMENTS

         From time to time the information provided by the Company or statements made by its employees may contain so-called "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts (including, but not limited to statements concerning anticipated sales, profit levels, customers and cash flows) are forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

CERTIFICATION

This Form 10-Q has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is attached as Exhibit 99.1.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At June 30, 2002, there had been no material changes in the Company's financial condition since December 31, 2001, as discussed in Item 7 of the Company's Transition Report on Form 10-K for the period ended December 31, 2001.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

CONSTRUCTION

         SHH became a majority-owned subsidiary of the Company on July 18, 2001. SHH provides pipe-laying and road and light rail construction services primarily to municipalities in Texas and to the Texas

Department of Transportation. Revenues on construction contracts totaled $27.0 million for the quarter ended June 30, 2002.

         Gross profit for the period was $3.1 million, or 11.4% of contract revenues.

         SHH reported an operating profit of $1.8 million for the quarter.

         Backlog at SHH at June 30, 2002 was approximately $122 million, of which approximately 57% is not expected to become billable until fiscal 2003.

DISTRIBUTION

         Sales at SCPI totaled $6.8 million, an increase of $1.0 million compared with the second quarter of the prior year. The increase was principally due to higher sales of pet supply products, which increased by approximately $783,000 in the second quarter, and to increased sales of lawn and garden products, of approximately $600,000. These increases were due principally to pet supply sales to Ames Department Stores, which began purchasing pet supplies from SCPI after Ames' bankruptcy filing in August 2001. The higher sales of lawn and garden products were due primarily to increased sales to existing customers. Sales of automotive products decreased by approximately $353,000, principally as a result of credit restrictions placed on shipments to Ames.

         Gross profit for the segment was $1.4 million, or 20.4% of sales, compared with $1.1 million or 20.0% of sales in the second quarter of the prior year. The increase was due principally to the higher sales level, and to better margins earned on certain product lines.

         The Distribution Segment reported operating profit of $455,000 in the second quarter, compared with $300,000 in the second quarter last year, due principally to the increase in sales, to the improved gross margins and to reductions in certain operating expenses.

CORPORATE

         Operating expenses at the corporate level increased by approximately $153,000 due primarily to expense related to the Put for the remaining SHH shares, which totaled approximately $129,000 for the three months ended June 30, 2002. The increase was offset in part by savings on expenses of OTI, which totaled approximately $59,000 in the second quarter of the prior year; OTI was dissolved in December 2001.

         Interest expense net of interest income decreased by $133,000 due to the cancellation of the KTI Loan in July 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

CONSTRUCTION

         Revenues on construction contracts totaled $50.2 million for the six months ended June 30, 2002.

         Gross profit for the six month period was $5.4 million, or 10.6% of contract revenues.

         SHH reported an operating profit of $3.0 million for the period.

DISTRIBUTION

         For the six months ended June 30, 2002, sales at SCPI totaled $13.4 million, an increase of $2.2 million compared with the first half of the prior year. The increase was principally due to higher sales of pet supply products, which increased by approximately $1.7 million in the six month period. The increase was due principally to sales to Ames Department Stores, which began purchasing pet supplies from SCPI after Ames' bankruptcy filing in August 2001. Sales of lawn and garden products increased by approximately $1.0 million for the first six months, compared with the same period in the prior year, due to increased sales to existing customers. Sales of automotive products decreased by approximately $448,000, principally as a result of credit restrictions placed on shipments to Ames.

         Gross profit for the segment was $2.7 million, or 20.0% of sales, compared with $2.1 million or 18.4% of sales in the prior year. The increase was due principally to the higher sales level, and to better margins earned on certain product lines.

         The Distribution Segment reported operating profit of $929,000 in the six months ended June 30, 2002, an increase of $528,000 compared to the prior year, due principally to the increase in sales, to the improved gross margins and to reductions in certain operating expenses.

CORPORATE

         Operating expenses at the corporate level increased by approximately $257,000 due primarily to expense related to the Put for the remaining SHH shares, which totaled approximately $250,000 for the six months ended June 30, 2002.

         Interest expense net of interest income, decreased by $307,000 due to the cancellation of the KTI Loan in July 2001.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the six months ended June 30, 2002 by approximately $13,000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              *99.1 Certification of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

----------
         *filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STERLING CONSTRUCTION COMPANY, INC.


Date:    August 9, 2002                     By:   /s/  Patrick T. Manning
                                                -------------------------
                                                Patrick T. Manning.
                                                Chief Executive Officer


Date:    August 9, 2002                     By:   /s/  Maarten D. Hemsley
                                                -------------------------
                                                Maarten D. Hemsley
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------
*99.1         Certification of Patrick T. Manning, Chief Executive
              Officer, and Maarten D. Hemsley, Chief Financial Officer

----------
      *filed herewith