Form 10-Q
period 2002-09-30
STERLING CONSTRUCTION CO INC
filed 2002-11-14
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 1, 2002, 5,055,516 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets at September 30, 2002
and December 31, 2001.........................................................  3


Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001........................  4


Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001........................  5


Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001........................  6


Notes to Condensed Consolidated Financial Statements..........................  7

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            SEPTEMBER 30,
                                                                                                 2002          DECEMBER 31,
                                               ASSETS                                        (UNAUDITED)           2001
                                                                                            -------------      ------------
Current assets:
     Cash ..............................................................................     $      1,648      $      2,884
     Contracts receivable ..............................................................           20,336            15,195
     Costs and estimated earnings in excess of billings on uncompleted contracts .......            2,971             1,732
     Trade accounts receivable, less allowance of $796 and $588, respectively ..........            2,796             1,963
     Inventories .......................................................................            4,312             4,126
     Deferred tax asset ................................................................            1,545             1,545
     Other .............................................................................               74               800
                                                                                             ------------      ------------
               Total current assets ....................................................           33,682            28,245
                                                                                             ------------      ------------
Property and equipment, at cost ........................................................           28,019            20,540
     Less accumulated depreciation .....................................................           (4,815)           (2,539)
                                                                                             ------------      ------------
                                                                                                   23,204            18,001
                                                                                             ------------      ------------
Goodwill, ..............................................................................            7,809             7,740
Deferred tax asset (long-term) .........................................................            4,769             4,769
Other assets ...........................................................................              517               383
                                                                                             ------------      ------------
                                                                                                   12,334            12,892
                                                                                             ------------      ------------
                                                                                             $     69,981      $     59,138
                                                                                             ============      ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................     $     16,737      $     12,270
     Billings in excess of costs and estimated earnings on uncompleted contracts .......            3,304             4,013
     Current maturities of long-term obligations .......................................              967               259
     Current maturities of long-term obligations, related parties ......................            2,000             2,500
     Other accrued expenses ............................................................            2,873               949
                                                                                             ------------      ------------
          Total current liabilities ....................................................           25,881            19,991
                                                                                             ------------      ------------

Long-term obligations:
     Long-term debt ....................................................................           15,476            13,551
     Long-term debt, related parties ...................................................           10,354            11,268
     Put liability .....................................................................            4,440             4,056
     Other long-term obligations .......................................................            1,960             1,366
                                                                                             ------------      ------------
                                                                                                   32,230            30,241
                                                                                             ------------      ------------

Minority interest ......................................................................            3,429             2,773
Commitments and contingencies ..........................................................               --                --

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized 1,000,000 shares,
         None issued ...................................................................               --                --
     Common stock, par value $0.01 per share; authorized 14,000,000 shares,
         5,055,516 shares issued .......................................................               50                50
     Additional paid-in capital ........................................................           65,900            65,900
     Deficit ...........................................................................          (57,508)          (59,816)
     Treasury stock, at cost, 207 common shares ........................................               (1)               (1)
                                                                                             ------------      ------------
          Total stockholders' equity ...................................................            7,680             6,133
                                                                                             ------------      ------------
                                                                                             $     69,981      $     59,138
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


                                                                       THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           2002              2001
                                                                       -------------     -------------

Contract revenues ................................................     $     27,458      $     27,388
Sales ............................................................            5,062             4,938
                                                                       ------------      ------------
                                                                             32,520            32,326
                                                                       ------------      ------------

Cost of contract revenues earned .................................           24,193            24,940
Cost of goods sold, including occupancy and buying expenses ......            4,089             3,977
Operating, selling and administrative expenses ...................            2,494             2,567
Interest expense, net of interest income .........................              619               661
                                                                       ------------      ------------
                                                                             31,395            32,145
                                                                       ------------      ------------
Income (loss) before loss from equity investments, minority
interest and income taxes ........................................            1,125               181

Minority interest in net earnings of subsidiary ..................              260               221
                                                                       ------------      ------------
Income (loss) before taxes .......................................              865               (40)

Income tax expense ...............................................              385                 1
Deferred tax (benefit) ...........................................             (761)               --
                                                                       ------------      ------------
       Net income tax (benefit) expense ..........................             (376)                1

Net income (loss) ................................................     $      1,241      $        (41)
                                                                       ============      ============

Basic and diluted net income (loss) per share:

  Basic ..........................................................     $       0.25      $      (0.01)

  Diluted ........................................................     $       0.21      $      (0.01)

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:

  Basic ..........................................................        5,055,516         4,943,018

  Diluted ........................................................        5,901,231         4,943,018

         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        NINE MONTHS       NINE MONTHS
                                                                          ENDED             ENDED
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           2002              2001
                                                                       -------------     -------------

Contract revenues ................................................     $     77,724      $     27,388
Sales ............................................................           18,468            16,142
                                                                       ------------      ------------
                                                                             96,192            43,530
                                                                       ------------      ------------

Cost of contract revenues earned .................................           69,082            24,940
Cost of goods sold, including occupancy and buying expenses ......           14,804            13,119
Operating, selling and administrative expenses ...................            7,175             4,638
Interest expense, net of interest income .........................            1,792             2,141
                                                                       ------------      ------------
                                                                             92,853            44,838
                                                                       ------------      ------------
Income (loss) before loss from equity investments, minority
interest and income taxes ........................................            3,339            (1,308)

Loss from equity investments .....................................               --             2,928
Minority interest in net earnings of subsidiary ..................              655               221
                                                                       ------------      ------------
Income (loss) before taxes .......................................            2,684            (4,457)

Income tax expense ...............................................            1,137                26
Deferred tax (benefit) ...........................................             (761)               --
                                                                       ------------      ------------
       Net income expense ........................................              376                26

Net income (loss) ................................................     $      2,308      $     (4,483)
                                                                       ============      ============

Basic and diluted net income (loss) per share:

  Basic ..........................................................     $       0.46      $      (0.91)

  Diluted ........................................................     $       0.39      $      (0.91)

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:

  Basic ..........................................................        5,055,516         4,943,018

  Diluted ........................................................        5,860,258         4,943,018


         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS       NINE MONTHS
                                                                           ENDED             ENDED
                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                            2002              2001
                                                                        -------------     -------------

Cash flows from operating activities:
      Net income (loss) ...........................................     $      2,308      $     (4,483)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ............................            2,680               801
         Loss from equity investments .............................               --             3,695
         Gain on sale of property and equipment ...................              (39)               92
         Deferred tax benefit .....................................               --            (1,460)
         Increase in put liability ................................              384                --
         Minority interest in net earnings of subsidiary ..........              655               594
      Changes in operating assets and liabilities:
         (Increase) in trade accounts receivable ..................             (833)             (436)
         (Increase) in contracts receivable .......................           (5,141)              830
         (Increase) in inventories ................................             (186)             (224)
         (Increase) in costs and estimated earnings in excess of
         billings on uncompleted contracts ........................           (1,239)            1,388
         Decrease in prepaid expenses and other assets ............              394                68
         Increase in accounts payable .............................            4,467               566
         (Decrease) in billings in excess of costs and estimated
         earnings on uncompleted contracts ........................             (709)           (1,830)
         Increase in accrued compensation and other
         liabilities ..............................................            2,544             1,722
                                                                        ------------      ------------
Net cash provided by (used in) operating activities ...............            5,285              (724)
                                                                        ------------      ------------

Cash flows from investing activities:
      Net cash paid upon acquisition of SHH .......................               --            (9,354)
      Net cash paid upon acquisition of Kinsel ....................           (2,662)               --
      Additions to property and equipment .........................           (3,577)             (679)
      Proceeds from sale of equipment .............................               94                49
                                                                        ------------      ------------
Net cash used in investing activities .............................           (6,145)           (9,984)
                                                                        ------------      ------------

Cash flows from financing activities:
      Borrowings under long term obligations ......................            1,822            10,990
      Proceeds from issuance of long term debt ....................               --               411
      Principal payments on long-term obligations .................           (2,198)               --
      Sale of treasury stock ......................................               --               924
                                                                        ------------      ------------
Net cash (used in) provided by financing activities ...............             (376)           12,325
                                                                        ------------      ------------

Net (decrease) increase in cash ...................................           (1,236)            3,065
Cash at beginning of period .......................................            2,884                61
                                                                        ------------      ------------
Cash at end of period .............................................     $      1,648      $      3,126
                                                                        ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

1.       INTERIM FINANCIAL STATEMENTS

         Sterling Construction Company, Inc. (hereinafter referred to as "Sterling" or the "Company") was until November 2001 known as Oakhurst Company, Inc.. The Company was formed as a result of a merger transaction in 1991, in which Steel City Products, Inc. ("SCPI") became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owns 10% of the outstanding common stock of SCPI and all of SCPI's Series A Preferred Stock, and as a result, it owns 90% of the voting stock of SCPI.

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

         In January 1999 OTI made a minority investment in Sterling Construction Company, which in connection with the renaming of the Company in November 2001 was itself renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects. In October 1999 certain shareholders of SHH exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of the Company, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment. Accordingly, the results of operations of the Company for the nine months ended September 30, 2001 have been restated through the date of the Sterling Transaction to reflect its ownership of SHH as if it had been reported as an equity investment.

         In September 2002, an affiliate of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform

Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of an unsecured two-year note in the amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         The Company reports two operating segments, the "Construction" segment, which consists of the operations of SHH, and the "Distribution" segment, which consists of the operations of SCPI. OTI was dissolved in December 2001. In November 2001, the Company changed its fiscal year end from the last day of February to December 31. For comparison purposes, prior year results have been conformed to the quarters of the change in fiscal year.

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

         In November 2001, the Company elected to change its fiscal year end from the last day in February to December 31, and filed its Transition Report on Form 10-K for the transition period ended December 31, 2001. For a more meaningful comparison, prior year results presented herein reflect the use of the new fiscal year periods. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and concluded that its adoption will not have a material effect on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial statements.

         On October 1, 2002, the FASB issued FASB Statement No. 147, "Acquisitions of Certain Financial Institutions". This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The adoption of Statement No. 147 is not expected to affect the Company.

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                                      Construction    Distribution
                                        Segment         Segment          Total
                                      ------------    ------------     -----------
Balance, January 1, 2002              $     7,612     $       128     $     7,740
Goodwill adjustment*                           69              --              69
Impairment losses                              --              --              --
                                      -----------     -----------     -----------
Balance, September 30, 2002           $     7,681     $       128     $     7,809
                                      ===========     ===========     ===========

* The adjustment to goodwill related to additional consideration pertaining to the Sterling Transaction in July 2001.

         The Company performed impairment testing on both segments during the second quarter of fiscal 2002. The analysis did not indicate impairment of the Company's recorded goodwill for either segment.

         Prior to the implementation of SFAS No. 142, the Company amortized goodwill over the expected life of the asset. The following table adjusts net income for the add back of goodwill amortization as of the three and nine months ended September 30, 2002 and 2001 (dollar amounts in thousands, except per share amounts):

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                            2002              2001             2002              2001
                                        -------------    -------------     -------------    -------------
Reported net income (loss)              $      1,241     $        (41)     $      2,308     $     (4,483)
Add back goodwill amortization:                   --               25                --               39
                                        ------------     ------------      ------------     ------------
Adjusted net income (loss):             $      1,241     $        (16)     $      2,308     $     (4,444)
                                        ============     ============      ============     ============

Basic earnings (loss) per share:
     Reported net income (loss)         $       0.25     $      (0.01)     $       0.46     $      (0.91)
     Goodwill amortization                        --             0.01                --             0.01
                                        ------------     ------------      ------------     ------------
     Adjusted net income (loss)         $       0.25     $       0.00      $       0.46     $      (0.90)
                                        ============     ============      ============     ============

Diluted earnings per share:
     Reported net income (loss)         $       0.21     $      (0.01)     $       0.39     $      (0.91)
     Goodwill amortization                        --             0.01                --             0.01
                                        ------------     ------------      ------------     ------------
     Adjusted net income (loss)         $       0.21     $       0.00      $       0.39     $      (0.90)
                                        ============     ============      ============     ============

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

         The Company's operations are organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):

THREE MONTHS ENDED 9/30/2002                                                                Consolidated
SEGMENTS                              Construction      Distribution       Corporate           Total
                                      ------------      ------------      ------------      ------------
Revenues                              $     27,458      $      5,062                --      $     32,520

Operating profit (loss)                      2,005                55              (316)     $      1,744
Interest expense, net                          (91)              (19)             (509)     $       (619)
Minority interest                                                                 (260)     $       (260)
                                                                                            ------------
Pre-tax income                                                                              $        865
                                                                                            ============

Segment assets                              46,558             8,193            15,230      $     69,981

THREE MONTHS ENDED 9/30/2001                                                                          Consolidated
SEGMENTS                      Construction      Distribution          OTI            Corporate           Total
                              ------------      ------------      ------------      ------------      ------------
Revenues                      $     27,388      $      4,938                --                --      $     32,326

Operating profit (loss)              1,295              (222)              (10)             (221)     $        842
Interest expense, net                 (165)               (4)              (44)             (448)     $       (661)
Minority interest                                                                           (221)     $       (221)
                                                                                                      ------------
Pre-tax loss                                                                                          $        (40)
                                                                                                      ============

Segment assets                      40,885             7,276                 2            10,709      $     58,872

NINE MONTHS ENDED 9/30/2002                                                                 Consolidated
SEGMENTS                              Construction      Distribution       Corporate           Total
                                      ------------      ------------      ------------      ------------
Revenues                              $     77,724      $     18,468                --      $     96,192

Operating profit (loss)                      5,023               984              (876)     $      5,131
Interest expense, net                         (283)              (60)           (1,449)     $     (1,792)
Minority interest                                                                 (655)     $       (655)
                                                                                            ------------
Pre-tax income                                                                              $      2,684
                                                                                            ============

Segment assets                              46,558             8,193            15,230      $     69,981


NINE MONTHS ENDED 9/30/2001                                                                              Consolidated
SEGMENTS                         Construction      Distribution          OTI            Corporate           Total
                                 ------------      ------------      ------------      ------------      ------------
Revenues                         $     27,388      $     16,142                --                --      $     43,530

Operating profit (loss)                 1,295               180              (118)             (524)     $        833
Interest expense, net                    (165)              (13)              (86)           (1,877)     $     (2,141)
Loss from equity investments                                               (2,928)                       $     (2,928)
Minority interest                                                                              (221)     $       (221)
                                                                                                         ------------
Pre-tax loss                                                                                             $     (4,457)
                                                                                                         ============

Segment assets                         40,885             7,276                 2            10,709      $     58,872

5.       INVESTMENT IN AFFILIATED COMPANY ("STERLING TRANSACTION")

         Following completion of the Unwinding Agreements which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights, on July 18, 2001, the Company completed the Sterling Transaction, in which it increased its equity ownership in SHH. The results of SHH have been included in the Company's results effective from July 1, 2001.

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

         As part of the Sterling Transaction, the Company granted certain selling shareholders a "Put" option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company between July 2004 and July 2005 at a price of at least $105 per share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put is reviewed quarterly and any changes are reflected as components of pre-tax earnings.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):

                                At July 18, 2001

         Current assets                                   $     21,920
         Property, plant and equipment                          18,242
         Goodwill                                                7,637
         Deferred tax asset                                      4,757
                                                          ------------
              Total assets acquired                             52,556

         Current liabilities                                   (16,017)
         Long-term liabilities                                  (9,756)
                                                          ------------
              Total liabilities assumed                        (25,773)
         Minority interest                                      (2,126)
                                                          ------------
                                                          $     24,657
                                                          ============

         At the time of the acquisition, management reconsidered the valuation allowance attributable to the Company's deferred tax asset. Based on the effects of reversing deferred tax liabilities and projected future income of SHH and SCPI, management reduced the valuation allowance by a total of $8.2 million, with $4.7 million recorded as a reduction to goodwill and $3.5 million as an adjustment to paid in capital.

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
                                                          ============

         The following summary unaudited pro forma financial information for the three and nine month periods ended September 30, 2001 is presented as if the Unwinding Agreements and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data). The Sterling Transaction was completed in July 2001; results for the third quarter ended September 30, 2001 reflect actual results.

                                                      Three months ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     2002             2001
                                                 -------------    -------------
                                                 (as reported)    (as reported)
Total revenues                                   $     32,520     $     32,326

Net income (loss)                                $      1,241     $        (41)

Net income (loss) per share (basic)              $       0.25     $      (0.01)
Net income (loss) per share (diluted)            $       0.21     $      (0.01)

                                                        Nine months ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     2002             2001
                                                 -------------    -------------
                                                 (as reported)     (proforma)
Total revenues                                   $     96,192     $     85,671

Net income (loss)                                $      2,308     $       (131)

Net income (loss) per share (basic)              $       0.46     $      (0.03)
Net income (loss) per share (diluted)            $       0.39     $      (0.03)

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the beginning of fiscal 2001, nor may it be indicative of the future financial position or results of operations.

6.       ACQUISITION OF KINSEL HEAVY HIGHWAY CONSTRUCTION BUSINESS

         In September 2002, an affiliate of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of an unsecured two-year note in the amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         The size of the acquisition and the amount of assets acquired were immaterial in relation to the Company's overall business. No goodwill was recognized in the Kinsel transaction.

7.       DEFERRED TAXES

         In light of the continuing profitability of the Company, in September 2002 management evaluated the allowance against its deferred tax asset. Based on projected future income levels of the Company, management determined that the reserve should be decreased by approximately $761,000.

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

         As the prior investment in SHH of $2.7 million accounted for less than 20% of SHH, the Company originally accounted for the investment under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the

Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment through the date of acquisition in July 2001.

         In September 2002, an affiliate of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of an unsecured two-year note in the amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, in billings in excess of cost and estimated earnings and in customer receivables and contract retentions. SHH's cash requirements are also impacted by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under its line of credit.

         At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI's working capital needs not financed by suppliers have been financed from cash flow and borrowings under its line of credit.

         At September 30, 2002, the Company's debt consisted of (in thousands):

         Related party notes:
              Subordinated debt                           $      4,000
              Zero coupon notes                                  5,748
              Convertible subordinated notes                       560
              Management/director notes                          2,046
                                                          ------------
                                                                12,354
         SHH revolver                                           10,760
         SCPI revolver                                           3,596
         Insituform notes                                        1,500
         Mortgage payable                                        1,295
         KTI Loan                                                1,119
         Equipment notes & capital leases                           96
         Other                                                      37
                                                          ------------
                                                          $     30,757
                                                          ============

Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,488 shares and 80,282 shares, respectively, in the Sterling Transaction.

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

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH. In September 2002, in connection with the acquisition of the Kinsel Business, the line of credit was amended to increase the maximum line to $17.0 million. At September 30, 2002, the balance on the SHH Revolver was $10.1 million.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

         In July 2001, SCPI replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base. The Revolver initially carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In November 2002, the Revolver was again amended to extend the term to May 31, 2004 and to remove certain limitations on borrowing. At September 30, 2002, the outstanding balance on the Revolver was $3.6 million and the effective rate of interest was 6.25%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants.

         Management believes that the SCPI Revolver and the proceeds from the Convertible Subordinated Notes will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales levels or profit margins.

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

Insituform Notes

         In September 2002, an affiliate of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments plus accrued interest thereon.. The first installment is due 90 days after the completion of the transaction.

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

CASH FLOWS

         Net cash provided by operating activities in the nine months ended September 30, 2002 increased by approximately $6.0 million compared with the nine months ended September 30, 2001. The increase was principally due to substantially improved cash flow from operations, combined with higher levels of vendor payables and other accrued expenses, offset in part by increases in accounts receivable, due to dating to certain customers; contracts receivable, due to slower payments by customers; and inventories.

         Net cash used in investing activities decreased by approximately $3.8 million reflecting the acquisition of SHH in the prior year. The current year includes equipment purchase, primarily at SHH, of $3.6 million, as well as the acquisition of the Kinsel Business by an affiliate of SHH.

         In the nine months ended September 30, 2002 the Company reduced its obligations under the Subordinated Note by $2.0 million. These reductions were offset by seasonal increases in borrowings on the SCPI Revolver of approximately $1.0 million. For the nine months ended September 30, 2001, the Company's financing activities provided cash of $12.3 million principally as a result of the acquisition of SHH in the prior year.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At September 30, 2002, there had been no material changes in the Company's financial condition since December 31, 2001, as discussed in Item 7 of the Company's Transition Report on Form 10-K for the period ended December 31, 2001.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSTRUCTION

         SHH became a majority-owned subsidiary of the Company on July 18, 2001. Revenues on construction contracts totaled $27.4 million for the quarter ended September 30, 2002, an increase of approximately $70,000 from the third quarter of the prior year, which was the first reported quarter as a majority-owned subsidiary of the Company. The increase was due to higher revenues on city and county contracts, which increased in the quarter by approximately $2.3 million compared with the prior year. State highway business, however, was lower than the prior year third quarter by approximately $2.2 million.

         Gross profit for the period was $3.3 million, or 11.9% of contract revenues, compared with gross profit in the third quarter last year of $2.4 million, or 8.9% of contract revenues. Improved margins resulted from the mix of contracts combined with better weather affecting the Company in the current year compared with the prior year.

         SHH reported an operating profit of $2.0 million for the quarter, compared with a profit of $1.3 million last year. The improvement was due in part to the improved margins and to a reduction in expenses, primarily related to the allocation of equipment costs in the prior year.

         Contract backlog at SHH at September 30, 2002 was approximately $162 million, of which approximately 57% is not expected to be constructed until fiscal 2003.

DISTRIBUTION

         Sales at SCPI totaled $5.1 million, an increase of $124,000 compared with the third quarter of the prior year. The increase was principally due to higher sales of pet supply products, which increased by approximately $232,000 in the third quarter, and to increased sales of lawn and garden products, of approximately $161,000. These increases were due principally to pet supply sales to Ames Department Stores, prior to its conversion of its Chapter 11 bankruptcy filing to liquidation under Chapter 7 in July 2002. The higher sales of lawn and garden products were due primarily to increased sales to existing customers. Sales of automotive products decreased by approximately $270,000, principally as a result of credit restrictions placed on shipments to Ames prior to its liquidation filing.

         Gross profit for the segment was $973,000, or 19.2% of sales, comparable with results in the third quarter of the prior year.

         The Distribution Segment reported an operating profit of $55,000 in the third quarter, compared with an operating loss of $222,000 in the third quarter last year. Results for the prior year included an increase in the bad debt reserve of $462,000 resulting from the Ames bankruptcy filing in July 2001. In the current year third quarter, SCPI provided an additional $131,000 of bad debt expense due to the liquidation of Ames.

CORPORATE

         Operating expenses at the corporate level increased by approximately $95,000 due primarily to higher legal, tax and shareholder expenses for the three months ended September 30, 2002.

         Interest expense net of interest income decreased by $42,000 due to lower interest rates in the current year.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSTRUCTION

         Revenues on construction contracts totaled $77.7 million for the nine months ended September 30, 2002, compared with revenues in the prior year period of $27.4 million, which included only three months of operations as a majority-owned subsidiary of the Company.

         Gross profit for the nine month period was $8.6 million, or 11.1% of contract revenues.

         SHH reported an operating profit of $5 million for the current year period, compared with a profit of $1.3 million, for the three month period of ownership from July through September 2001.

DISTRIBUTION

         For the nine months ended September 30, 2002, sales at SCPI totaled $18.4 million, an increase of $2.3 million compared with the first nine months of the prior year. The increase was principally due to higher sales of pet supply products, which increased by approximately $1.9 million in the nine month period. This increase was due principally to sales to Ames Department Stores, which began purchasing pet supplies from SCPI after Ames' bankruptcy filing in August 2001. In July 2002, Ames converted its Chapter 11 filing to liquidation under Chapter 7. Sales of lawn and garden products increased by approximately $1.1 million for the first nine months, compared with the same period in the prior year, due to increased sales to existing customers. Sales of automotive products decreased by approximately $719,000, principally as a result of credit restrictions placed on shipments to Ames prior to its liquidation filing.

         Gross profit for the segment was $3.7 million, or 19.8% of sales, compared with $3.0 million or 18.7% of sales in the prior year. The increase was due principally to the higher sales level, and to better margins earned on certain product lines.

         The Distribution Segment reported operating profit of $984,000 in the nine months ended September 30, 2002, an increase of $804,000 compared to the prior year, due principally to the increase in sales, to the improved gross margins and to reductions in certain operating expenses, including a reduced provision for bad debt expense attributable to Ames.

CORPORATE

         Operating expenses at the corporate level increased by approximately $352,000 due primarily to the increase in the liability for the Put for the remaining SHH shares, which totaled approximately $380,000 for the nine months ended September 30, 2002.

         Interest expense net of interest income, decreased by $349,000 due to the cancellation of the KTI Loan in July 2001 and to lower interest rates in the current year.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading or speculation in derivative financial instruments. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the nine months ended September 30, 2002 by approximately $52,700.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the SEC.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material legal proceedings outstanding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.4 Purchase Agreement between Insituform Technologies, Inc. and Texas Sterling Construction, L.P. dated September 23, 2002.

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


                           STERLING CONSTRUCTION COMPANY, INC.


Date: November 12, 2002             By: /s/ Patrick T. Manning.
                                        ----------------------------------------
                                    Patrick T. Manning.
                                    Chief Executive Officer


Date: November 12, 2002             By: /s/ Maarten D. Hemsley
                                        ----------------------------------------
                                    Maarten D. Hemsley
                                    Chief Financial Officer

                  Section 302 Certifications for the Signatures

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Patrick T. Manning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Construction Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date: November 12, 2002

                  By: /s/ Patrick T. Manning
                      -----------------------------------------------
                      Chairman and Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Maarten D. Hemsley, certify that

1. I have reviewed this quarterly report on Form 10-Q of Sterling Construction Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date: November 12, 2002

                  By: /s/ Maarten D. Hemsley
                      -----------------------------------------------
                      Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.4                  Purchase Agreement between Insituform Technologies,
                         Inc. and Texas Sterling Construction, L.P. dated
                         September 23, 2002.

   99.1                  Certification of Patrick T. Manning, Chief Executive
                         Officer, and Maarten D. Hemsley, Chief Financial
                         Officer