Form 10-K
period 2002-12-31
STERLING CONSTRUCTION CO INC
filed 2003-03-31
CIK 874238

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-19450

                 STERLING CONSTRUCTION COMPANY, INC.
       (Exact name of registrant as specified in its charter)

                Delaware                               25-1655321
     State or other jurisdiction of                  I.R.S. Employer
      incorporation or organization               Identification Number


    2751 Centerville Road Suite 3131
          Wilmington, Delaware                            19803
 Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code:  (817) 416-0717

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Second 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). | | Yes |X| No

Aggregate market value at March 1, 2003 of the voting stock held by non-affiliates of the registrant: $4,239,777.

At March 1, 2003 the registrant had 5,069,016 shares of common stock outstanding

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

         Because Sterling's ownership of SCPI is primarily in the form of preferred stock Sterling retains most of the value of SCPI, and Sterling's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating tax loss carry-forwards and capital losses, which amounted to approximately $110 million at December 31, 2002.

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

         Due to significant and continuing losses incurred at New Heights, and Casella's decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 the Company, OTI, Casella and KTI entered into certain agreements (the "Unwinding Agreements") pursuant to which (a) all of OTI's equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred back to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) all but $1 million of the KTI Loan, which included accrued interest and aggregated approximately $16.1 million, was cancelled; the $1 million was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company's common stock at $1.50 per share. The Unwinding Agreements were placed into escrow upon signing in April 2001 and became effective upon their release from escrow on July 3, 2001.

         In January 1999, OTI made a minority investment in Sterling Construction Company, Inc., which in connection with the renaming of the Company was itself renamed Sterling Houston Holdings, Inc. (hereinafter referred to as "SHH") in November 2001. SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail projects. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance by OTI of notes (secured by the second equity tranche), of which a part was issued to two officers and directors of Sterling, and the remainder was issued to certain directors and members of the management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments.

         In November 2001, the Company changed its fiscal year end from the last day of February to December 31. Accordingly, this report covers the fiscal year from January 1, 2002 through December 31, 2002, ("Fiscal 2002"). The transition period from March 1, 2001 to December 31, 2001 is referred to as "Fiscal 2001". Prior fiscal years are referred to as "Fiscal 2000" (the twelve months ended February 28, 2001); "Fiscal 1999" (the twelve months ended February 29, 2000) and "Fiscal 1998" (the twelve months ended February 28, 1999).

         The name changes referred to above were effected in order to better reflect the change of focus of the Company. The Company reports two operating segments, "Construction", which consists of the operations of SHH, and "Distribution" which consists of the operations of SCPI. After the transfer of its assets and liabilities to the Company, OTI was dissolved in December 2001. See Note 15 to the Consolidated Financial Statements for additional segment information.

STERLING HOUSTON HOLDINGS, INC. ("SHH")

BACKGROUND

         SHH was founded in Michigan in 1955 by two brothers, James and Richard Manning. In 1978, SHH relocated its business to Houston, Texas to participate in the rapid economic and population growth in that region. SHH is now one of the largest regional contractors of its kind in the Houston market engaged in the construction of underground sanitary sewers, water mains, storm sewers and paving. Recently, SHH expanded its business to include construction of portions of a light rail system in the City of Houston.

         In addition to its established operations in Houston, SHH has operated in the Dallas/Fort Worth market for several years, and in 1999 entered the San Antonio market. SHH is primarily engaged in working for local and county municipalities and agencies, and to a lesser extent, the State of Texas. SHH also occasionally undertakes projects for private developers and corporate customers.

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment operating leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee, and has hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         The size of the acquisition and the amount of assets acquired were not material in relation to the Company's overall business. No goodwill was recognized in the Kinsel Business transaction.

OPERATIONS

         Most of the revenues of SHH are generated through the Houston municipal market, which includes the City of Houston, the Houston Metropolitan Transit Authority and Harris County. In 1999, SHH entered the state highway business, a market that is expected to benefit from growth in federal highway spending.

SEASONALITY

         Operations of SHH can be materially affected by poor weather conditions, so that generally less construction business is completed in the winter months. In particular, significant rainfall can cause construction delays affecting revenues and margins on contracts in progress.

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

         There are no foreign sales.

         The following table shows contract revenues generated from SHH's largest customers which accounted for more than 10% of consolidated revenues in fiscal 2002:


                              Fiscal year ended             Fiscal year ended
                              December 31, 2002             December 31, 2001
                           -----------------------      -----------------------
                           Contract         % of        Contract         % of
                           Revenues       Revenues      Revenues       Revenues
City of Houston            $26,044          23.3%       $18,252          27.6%
Houston Metropolitan
Transit Authority          $51,821          46.4%       $15,593          23.6%

         The above amounts reflect a large number of separate contracts for each customer, each contract being obtained through a competitive bidding process.

BACKLOG

         At December 31, 2002, the backlog at SHH totaled approximately $138 million. Of this amount, approximately $95 million is forecast to be completed within fiscal 2003, and approximately $43 million is to be completed in fiscal 2004 and beyond. SHH expects to add further contracts during 2003 for construction during that year.

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

         SHH's size relative to its many smaller competitors in the municipal construction market gives it several advantages, including greater flexibility to manage its backlog to maximize its manpower and equipment resources, and the cost effective purchasing of materials, insurance and bonds. Since SHH owns most of the equipment required for such contracts and has the experienced manpower to handle all types of municipal civil construction, it is able to bid competitively on many categories of contracts, especially complex multi-task projects. In state highway work, SHH has encountered some difficulty in penetrating the market, where most competitors are large, regional contractors, due to the larger size of individual contracts and the different range of specialized skills required as compared with its traditional municipal contracts.

         With the completion of the acquisition of the Kinsel Business in September 2002, SHH added over 100 employees, including several key personnel with specialized skills and over 150 pieces of construction equipment which will enable SHH to compete on a more equal footing in the State Highway market.

REGULATION

         Management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations. However, in the last two years environmental issues have adversely impacted the rate at which certain highway contracts have been let in the Houston market.

EMPLOYEES

         SHH employs approximately 750 persons, of whom 29 are employed in the headquarters in Houston. Most of the others are field personnel. No SHH employees are represented by a labor union. Senior executives, including Patrick Manning (also Chief Executive Officer of Sterling) and Joseph Harper (also President of Sterling) have many years of service with SHH and are employed under long-term contracts.

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

         The Steel City Products automotive accessories distribution business was founded in 1947 and was acquired by SCPI in 1969. In fiscal 1996, SCPI expanded its business to include the distribution of non-food pet supplies and in fiscal 2000 SCPI broadened its distribution business further to include lawn and garden supplies.

OPERATIONS

         For many years SCPI distributed only automotive accessories, including functional and decorative car and truck accessories, car care products, chemicals and car repair and maintenance items. In fiscal 1996, SCPI expanded its merchandise selection to include non-food pet supplies and in fiscal 2000 added lawn and garden products. Although these products were not typical of SCPI's historical merchandise mix, management determined that the availability of existing customers which sell pet supplies and lawn and garden products in addition to automotive accessories, combined with SCPI's distribution expertise and infrastructure, offered opportunities to increase sales. Sales in fiscal 2002 of pet supplies and lawn and garden products represented approximately 21% and 11%, respectively, of SCPI's total sales. SCPI's automotive and pet distribution operations are conducted in leased facilities in McKeesport, Pennsylvania and its lawn and garden operations are conducted in leased facilities in Glassport, Pennsylvania.

         Historically, much of SCPI's business has been performed on a service basis, which involves visits by its sales personnel to customers' stores to count and re-order merchandise. Generally, these re-orders are transmitted electronically to SCPI's central offices. In recent years a growing proportion of its customers electronically transmit their own orders to SCPI's headquarters. Since many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI's order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers' stores or are packed for onward shipment to stores via the retailers' own distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

SOURCES OF SUPPLY

         SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 13.5% of its purchases for the fiscal year ended December 31, 2002. Many of the products sold by SCPI carry nationally-advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

         Steel City Products generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

SEASONALITY

         SCPI's automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in the winter months. As is customary in the automotive aftermarket and in the lawn and garden business, some suppliers allow extended payment terms to SCPI for such inventory build-ups.

         SCPI's pet supply business experiences different seasonal trends from the automotive and lawn and garden businesses, but the effect of this is not material to the overall business.

         SCPI's needs for working capital are affected by these seasonal fluctuations and other factors (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

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

         In its efforts to offset these trends, SCPI has in recent years added new customers, especially in the supermarket and drug store sectors, has expanded its product offerings to certain customers, has enlarged the territory that it serves and has introduced new categories of products. Management believes that these efforts have resulted in a more diverse and financially secure customer base. However, in August 2001 SCPI's largest remaining discount chain customer, Ames Department Stores ("Ames"), filed for Chapter 11 bankruptcy protection and in July 2002, liquidated its remaining business.

         SCPI's sales in fiscal 2002 represented 17% of the Company's consolidated sales. Reflecting the acquisition of SHH in July 2001, no single customer of SCPI accounted for more than 10% of Sterling's consolidated revenues in fiscal 2002. However, prior to the completion of the Sterling Transaction in July 2001, sales at SCPI represented 100% of consolidated revenues. The following table shows sales to SCPI's customers that individually accounted for more than 10% of SCPI's sales during the last three fiscal years (dollars in thousands):

                               Fiscal Year 2002 Ended        Fiscal Year 2001 Ended      Fiscal Year 2000 Ended
                                  December 31, 2002             December 31, 2001           February 28, 2001
                               ------------------------      ------------------------    ----------------------
                                                                   (ten months)
                                Sales        % of Sales        Sales       % of Sales     Sales      % of Sales
Warehouse Sales                $3,711           16%           $2,193           13%          *             *
Kroger                         $3,591           16%           $2,758           16%        $2,057         10%
Ames                           $2,918           13%           $3,217           18%        $3,746         18%
Giant Eagle                    $2,959           13%           $2,313           13%        $2,055         10%
American Sales                    *               *           $1,863           11%          *             *
*represents less than 10% of sales

         In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as a debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July, aggregated $2.9 million, with the increase primarily attributable to sales of pet supplies.

         SCPI's five largest customers accounted for approximately two-thirds of its total revenues in fiscal 2002. Management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future, as evidenced by the continuing increases in sales to each of them, except Ames. In the event that one of its largest customers ceased doing business with SCPI, the resulting reduction in revenues could significantly reduce profitability, unless a replacement customer is obtained.

         None of SCPI's business is based on government contracts and there are no long-term sales contracts with any customers.

COMPETITION

         The distribution business for automotive parts and accessories, non-food pet supplies and lawn and garden products is highly competitive, with several similar companies operating in SCPI's market place, and many of SCPI's suppliers also offer their products directly to retailers. Management is unable to quantify SCPI's relative size in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant competitors of SCPI have gone out of business and some of SCPI's customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management's merchandise expertise, the breadth of merchandise offered, price, levels of service, order fill rates and order turnaround times. Management believes that SCPI's long history, good reputation, experienced management, product selection, pricing, service levels and traditionally high order fill rates enable it to compete favorably with other distributors.

REGULATION

         SCPI's management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will affect its operations.

EMPLOYEES

         SCPI employs approximately 50 persons, of which about 40 are employed in the headquarters office and distribution facility in McKeesport and the Glasport distribution facility. The others are field personnel. Senior executives, including the Chairman of the Board of Directors, Bernard H. Frank (a founder of Steel City Products), the President and Chief Executive Officer, Terrance W. Allan and the Vice President of Sales, Patrick Nicholson, have many years of service with SCPI. Mr. Allan is employed under a long-term contract.

         Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI has experienced generally good labor relations and no significant labor disputes have affected its business for many years. The union contract was renewed in November 1999 for a three-year term through November 2002, and has been extended since November 2002 while renewal negotiations continued.

DISCONTINUED OPERATIONS - DOWLING'S FLEET SERVICE CO., INC.

         Dowling's Fleet Service Co., Inc. was acquired by the Company in fiscal 1994 and was historically one of the largest regional distributors of aftermarket automotive radiators in the northeastern United States. In subsequent years, the radiator replacement market underwent significant changes, including aggressive competition, industry consolidation and direct selling by manufacturers to installers, and operating results at Dowling's declined. In fiscal 1998, Dowling's reported a loss of approximately $400,000 and the Company's Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to dispose of Dowling's through its merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling's under its revolving credit agreement. The closing took place on November 29, 2000.

ITEM 2.  PROPERTIES

         In June 2001, SHH relocated its headquarters in Houston from leased facilities to a purpose-built, owned 15,000 square-foot building located on a seven-acre parcel on which its equipment repair center is also located. It also leases small offices in Grand Prairie, Texas and San Antonio.

         Since December 1997, SCPI has operated its automotive and pet supply businesses from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania. With the addition of the lawn and garden distribution business, SCPI leased an additional 43,000 sq. ft. of warehouse space located in an industrial park in nearby Glassport, Pennsylvania, commencing in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on October 17, 2002. Shareholders re-elected each of the two Class I directors to serve for a term of three years. The following table lists the number of votes cast for, against or withheld for each matter and nominee, as well as the number of abstentions and broker non-votes relating thereto:


       Matter               For      Against   Withheld   Abstentions    Broker
                                                                       non-votes
Election of directors:
Joseph P. Harper         2,977,630     690        --           --          --
Patrick T. Manning       2,977,630     690        --           --          --

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

         The following table sets forth the high and low bid prices by fiscal quarter for the Company's common stock for fiscal years 2002 and 2001.

                                   Fiscal 2002                                 Fiscal 2001
                        Quarterly High      Quarterly Low          Quarterly High        Quarterly Low
Quarter 1                   $1.85               $1.48                  $0.78                 $0.75
Quarter 2                   $2.05               $1.50                  $1.50                 $0.75
Quarter 3                   $2.08               $1.60                  $1.64                 $1.25
Quarter 4                   $1.95               $1.58                  $1.70                 $1.63

* Due to the Company's change of fiscal year end from the last day of February to December 31, the fourth quarter of fiscal 2001 consisted of one month.

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There were approximately 3,600 holders of record of the Company's common stock on March 1, 2003.

         No cash dividends were declared or paid in fiscal 2002, 2001 or 2000. The Company does not anticipate the declaration of cash dividends in the foreseeable future. The ability of the Company's operating subsidiaries, SHH and SCPI, to upstream funds to Sterling for payment of dividends is limited by their respective bank credit agreements.

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

                                                           Fiscal 2001    December                   Fiscal 1999   Fiscal 1998
                                             Fiscal 2002    December      31, 2000    Fiscal 2000     February      February
                                              December      31, 2001        (ten      February 28,       29,           28,
                                              31, 2002      (c) (d)        months)     2001(a)(d)    2000(a)(d)    1999(a)(d)
                                             -----------  (ten months)   (unaudited)  ------------   -----------   -----------
                                                          ------------   -----------
                                               Dollar and share amounts in thousands, except per share data
Operating results:
Revenues ...............................     $ 134,317      $ 66,121      $ 17,256      $ 20,694      $ 20,142      $ 18,092
                                             =========      ========      ========      ========      ========      ========
Income (loss) from continuing
operations before income ...............     $   4,345      $ (1,965)     $ (4,774)     $ (7,044)     $ (2,517)     $   (804)
taxes
Minority interest (e) ..................          (873)         (647)           --            --            --            --
                                             ---------      --------      --------      --------      --------      --------
Current income tax expense .............           (14)          (14)           (5)          (27)          (10)           (8)
Deferred income tax benefit (b) ........         1,264            --            --            --            --            --
                                             ---------      --------      --------      --------      --------      --------
Income (loss) from continuing
operations .............................         4,722        (2,626)       (4,779)       (7,071)       (2,527)         (812)
Income (loss) from discontinued
operations(a) ..........................            --            --           399           399        (2,456)         (185)
                                             ---------      --------      --------      --------      --------      --------
Net income (loss) ......................     $   4,722      $ (2,626)     $ (4,380)     $ (6,672)     $ (4,983)     $   (997)
                                             =========      ========      ========      ========      ========      ========
BASIC AND DILUTED PER SHARE AMOUNTS:
Basic earnings  (loss) per share
from continuing operations .............     $    0.93      $  (0.52)     $  (0.97)     $  (1.43)     $  (0.51)     $  (0.16)
Basic earnings  (loss) per share
from discontinued operations ...........     $      --      $     --      $   0.08      $   0.09      $  (0.49)     $  (0.05)
                                             ---------      --------      --------      --------      --------      --------
Basic earnings (loss) per share ........     $    0.93      $  (0.52)     $  (0.89)     $  (1.34)     $  (1.00)     $  (0.21)
                                             =========      ========      ========      ========      ========      ========

Basic weighted average shares ..........         5,062         5,056         4,943         4,943         4,943         4,943
                                             =========      ========      ========      ========      ========      ========
outstanding
Diluted earnings (loss) per share
from continuing operations .............     $    0.78      $  (0.52)     $  (0.97)     $  (1.43)     $  (0.51)     $  (0.16)
Diluted earnings (loss) per share
from discontinued operations ...........     $      --      $     --      $   0.08      $   0.09      $  (0.49)     $  (0.05)
                                             ---------      --------      --------      --------      --------      --------
Diluted earnings (loss) per share ......     $    0.78      $  (0.52)     $  (0.89)     $  (1.34)     $  (1.00)     $  (0.21)
                                             =========      ========      ========      ========      ========      ========
Diluted weighted average shares
outstanding ............................         6,102         5,056         4,943         4,943         4,943         4,943
                                             =========      ========      ========      ========      ========      ========
Cash dividends declared ................     $   (0.00)     $  (0.00)     $  (0.00)     $  (0.00)     $  (0.00)     $  (0.00)
                                             =========      ========      ========      ========      ========      ========

BALANCE SHEET STATISTICS:
Total assets ...........................     $  72,757      $ 59,138      $ 17,103      $ 16,507      $ 21,952      $ 16,925
Long-term obligations ..................     $  34,323      $ 30,241      $ 17,965      $  4,633      $ 13,428      $  8,254
Book value per share of common stock ...     $    2.14      $   1.21      $  (1.50)     $  (2.01)     $  (0.66)     $   0.34

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

(b) In December 2001, the Company again recorded a deferred tax asset that exceeded its valuation allowance (see Note 7 to the Consolidated Financial Statements). The asset was reassessed in fiscal 2002 resulting in a tax benefit of $1.2 million.

(c) In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for Fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(d) In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000, 1999 and 1998 have been restated to reflect this treatment.

(e)      Minority interest represents the 19.9% of SHH not owned by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), since renamed Sterling Construction Company, Inc. (hereinafter referred to as "Sterling") was designed to facilitate capital formation by Sterling while permitting Sterling and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $110 million of net operating loss carry-forwards. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

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

         In January 1999 OTI made a minority investment in Sterling Construction Company, Inc., since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail, herein described as the "Construction Segment". Upon reaching certain performance objectives, in October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes (secured by such equity) of which $559,000 was due to Robert Davies, then the Company's Chairman and CEO. Under a Participation Agreement, Maarten Hemsley, then the Company's President and CFO, funded $116,000 of the amount advanced by Mr. Davies pursuant to such

Promissory Note. These notes were restructured as part of the Sterling Transaction in July 2001 whereby the Company increased its equity percentage in SHH from 12% to 80.1%.

         As the prior investment in SHH of $2.7 million accounted for less than 20% of SHH, the Company accounted for the investment under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for fiscal 2001 and fiscal 2000. Equity investment income generated by SHH for fiscal 2001 and 2000 was $63,000 and $260,000, respectively. In addition, goodwill expense of $25,000 and $51,000 was recorded as part of the step acquisition in fiscal 2001 and 2000, respectively.

         Pursuant to the terms of the Sterling Transaction, in July 2001 Patrick
T. Manning, President and Chief Executive Officer of SHH was appointed a director and Chairman and Chief Executive Officer of the Company and Joseph P. Harper, Chief Financial Officer and Treasurer of SHH was appointed a director and President of the Company. Robert W. Frickel and Christopher H.B. Mills were also appointed to the Board at that time. Robert M. Davies, former Chairman and Chief Executive Officer, remained a director of the Company, Maarten D. Hemsley continues as Chief Financial Officer and a director of the Company and John D. Abernathy remains a director of the Company. All incumbent directors were re-elected to the Board at the Annual Stockholders' Meeting held in October 2001. Also at that meeting stockholders approved the Company's name change to more accurately reflect its current business. Messrs. Mark Auerbach, Bernard H. Frank and Joel S. Lever resigned from the Company's Board upon completion of the Sterling Transaction.

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of different customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability and capital expenditure requirements of the Construction Segment are reviewed by Joseph Harper, the Company's President and the Chief Financial Officer of SHH, to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each of the Construction Segment and the Distribution Segment's bank covenants which affect upstreaming of funds to the Company.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

            Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts and the valuation of long-term assets. Management evaluates all of its estimates and judgments on an on-going basis.

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

            Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid to the extent that contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid, inclement weather and timing and coordination issues inherent in all projects, including design/build. Contract cost consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using straight-line methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. If the Company projects a loss on a project the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in reported gross profit between periods and these fluctuations may be significant.

            A significant portion of the Construction Segment's revenues is derived from contracts that are "fixed unit price" under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or cubic yards of earth excavated). Other contracts, including most design-build contracts, are priced on a lump-sum basis under which the Company bears the risk that it may not be able to perform all the work for the specified amount. All government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination.

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

            Valuation of Long-Term Assets: Long-lived assets, which include property, equipment and acquired identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on operating results and financial position. Additionally, the Company had approximately $7.8 million in goodwill at December 31, 2002, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"). The Company completed its initial impairment review for its goodwill in the first half of 2002 which did not result in an impairment charge. The impairment testing required by SFAS 142 requires considerable judgment and there can be no assurance that an impairment charge will not be required in the future. The Company completed its annual impairment review for goodwill effective October 2002. The results of the review did not reveal impairment of goodwill.

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

FINANCING

         At December 31, 2002, the Company's debt consisted of (in thousands):

                Related party notes:
                     Subordinated debt                      $3,500
                     Subordinated zero coupon notes          5,917
                     Convertible subordinated note             560
                     Management/director notes               2,046
                                                           -------
                                                            12,023
                SHH revolver                                14,010
                SCPI revolver                                2,616
                Insituform Notes                             1,400
                Mortgage payable                             1,265
                KTI loan                                     1,156
                Equipment notes and capital leases             108
                Other                                           28
                                                           -------
                                                           $32,606


Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively.

Management/Director Notes

         Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were issued to several members of Sterling's management, including Joseph P. Harper, since appointed the Company's President. Notes totaling approximately $559,000 were due to Robert Davies, the Company's former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company's President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12% per year. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI's business.

SHH Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH. In September 2002, upon the acquisition of the Kinsel heavy highway business, the SHH Revolver was amended to provide for a maximum line of $17 million. At December 31, 2002, the balance on the SHH Revolver was $14.0 million. In March 2003 SHH agreed with its bank on a two-year extension of its bank revolving line of credit, until March 31, 2006. Reflecting recent strong cash flow and expected lower borrowing requirements, the maximum amount available under the line is to be reduced, at the request of SHH, to $14 million from $17 million.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

         Due to concerns stemming from the filing for bankruptcy by SCPI's institutional lender, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into an agreement for a two-year bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base (the "SCPI Revolver"). The new revolver originally carried an interest rate equal to prime plus 1%. Following the bankruptcy filing in August 2001 of Ames Department Stores, a significant customer of SCPI, which created a technical default under the terms of the Revolver, it was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and to accelerate the maturity to April 30, 2002. Upon demonstrating SCPI's ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and to extend the term to May 2003. In fiscal 2002, the line of credit was further amended to extend the term to May 2004 and to remove certain limitations on borrowing. At December 31, 2002, the outstanding balance on the Revolver was $2.6 million and the effective rate of interest was 5.75%. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants.

Convertible Subordinated Notes

         In December 2001, in conjunction with the December 2001 amendment to the SCPI Revolver and in order to strengthen SCPI's working capital position through the purchase of additional inventory, Sterling obtained funding principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively) aggregating $500,000 (the "Convertible Subordinated

Notes"). In January 2002, two other members of management, including Bernard Frank funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to the maturity date into the Company's common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

         In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a short-term loan to reduce SCPI's vendor payables in the aggregate amount of $250,000. The notes, which are subordinate to the SCPI Revolver, mature in July 2003. Interest at the annual rate of 10% is payable monthly. The notes may be prepaid without penalty.

         Management believes that the SCPI Revolver, proceeds from the Convertible Subordinated Notes and the short-term loan of $250,000 made in January 2003 by members of management of the Company will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

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

Insituform Note

         In September 2002, a wholly-owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments plus accrued interest thereon. The first installment was due 90 days after the completion of the transaction and was paid in December 2002.

Other Debt

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a loan (the "Subordinated Loan"), subordinated to the SCPI Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

CAPITAL EXPENDITURES

         Capital expenditures made by Sterling and its subsidiaries during fiscal 2002 totaled $4.3 million, consisting primarily of heavy construction equipment and the equipment acquired through the Kinsel transaction at SHH.

TAX LOSS CARRY-FORWARDS

         At December 31, 2002, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $110 million, which expire in the years 2003 through 2021 and which shelter most income of SCPI, Sterling or its subsidiaries from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock. Shareholdings over 5% resulting from the Sterling Transaction were approved by the Company's Board following receipt of required opinions that these would not adversely affect the availability of the Tax Benefits. The shareholdings exceeding 5% held by Messrs. Davies and Hemsley include options, the exercise of which is subject to a standstill agreement that provides that they may not be exercised except with Board approval following an opinion that such exercise will not adversely affect the availability of the Tax Benefits.

         Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since SCPI's and Sterling's attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to SCPI or Sterling, most of their future income and that of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 10 to the Consolidated Financial Statements).

CASH FLOWS

         Net cash provided by operations for the fiscal year ended December 31, 2002 was $5.1 million, an increase of $2.5 million compared with prior year. The increase was due primarily to substantially improved cash flow from operations, combined with higher levels of vendor payables and other accrued expenses, offset by increases in accounts receivable and contracts receivable, due to slower payment by customers.

         Net cash provided by operations in fiscal 2001 increased from the prior year by $2.8 million. The improvement was due to decreases in contracts and accounts receivable and by increases in trade payables.

         In fiscal 2002, cash used in investing activities was $6.9 million, a decrease of $3.6 million from the prior year, which included $9.4 million related to the acquisition of SHH in July 2001. In fiscal 2002, $2.7 million was used by a subsidiary of SHH to purchase the Kinsel Business and the Company also spent $4.3 million in capital expenditures, compared with $1.2 million in the prior year. The capital expenditures related mostly to purchase of heavy construction equipment at SHH.

         Cash used in investing activities for the ten-month period ended December 31, 2001 totaled $10.5 million, compared with $3.7 million for fiscal 2000. The increase primarily related to the acquisition of SHH.

         Financing activities provided approximately $1.3 million in cash during fiscal 2002, compared with approximately $10.7 million in fiscal 2001, which included the acquisition of SHH and increases in the SHH Revolver. During fiscal 2002, Company repayments of the Subordinated Debt were $2.5 million.

         For fiscal 2001 and fiscal 2000, the Company's financing activities provided cash of $10.7 million and $3.9 million, respectively, principally related to the SHH acquisition in fiscal 2001 and from the issuance of long-term debt of $3.7 million principally to fund the Company's investment in New Heights in fiscal 2000.

         Management does not believe that inflation has had a material negative impact on the Company's operations or financial results during recent years however, increases in oil prices may have an adverse effect on the Construction Segment.

CERTIFICATION

         This Annual Report on Form 10-K has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 99.1.

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

FISCAL YEAR ENDED DECEMBER 31, 2002 (FISCAL 2002) COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2001 (FISCAL 2001) (TEN MONTHS)
---------------------------------------------------------------------------

CONSTRUCTION

         Revenues provided by the Construction segment totaled approximately $112 million in fiscal 2002, compared with $49 million in fiscal 2001, which included the six months since its acquisition by the Company in July 2001. In September 2002, the Construction segment acquired the Kinsel Heavy Highway Construction business. During fiscal 2002, Construction revenues increased due to higher revenues on city and county contracts, however, state highway business was lower than in the prior year.

         Gross profit in fiscal 2002 was $12.8 million, or 11.5% of contract revenues, compared with 8% of contract revenues in the six-month ownership period of fiscal 2001. The improvement was due to the mix of contracts combined with better weather affecting the Company in fiscal 2002 compared with fiscal 2001.

         Operating income in fiscal 2002 was $7.1 million, compared with $2.3 million for the six-month ownership period in fiscal 2001.

         Contract backlog at SHH at December 31, 2002 was approximately $138 million, of which approximately 31% is not expected to be constructed until fiscal 2004 and beyond. Contract backlog at December 31, 2001 was $103 million.

DISTRIBUTION

         Total revenues for the Distribution segment in fiscal 2002 were $22.6 million, an increase of $5.1 million compared with the ten months of fiscal 2001. The increase was due in part to the longer reporting period and to higher sales of pet supplies and lawn and garden products. Sales of automotive accessories totaled $15.3 million, compared with $13.6 million for the ten months ended December 31, 2001, largely attributable to the longer reporting period. Sales of pet supplies totaled $4.8 million, an increase of $1.8 million from the prior fiscal year, due principally to sales to Ames as debtor-in-possession until it liquidated its business in July 2002. In fiscal 2002, sales of lawn and garden products totaled $2.5 million, an increase of $1.6 million compared with the prior period, which reflected the first full year of operations for the lawn and garden business.

         Gross profit for the Distribution segment was $3.7 million or 16.2% of sales, compared with $2.6 million, or 14.8% of sales for the ten months ended December 31, 2001. The increase was due to the longer reporting period, which produced higher sales, and to better margins on certain product lines.

         The Distribution segment reported an operating profit of $1.0 million, compared with $481,000 in the prior year, which included ten months and had been adversely affected by a bad debt provision for the Ames bankruptcy.

OTHER

         Corporate overheads increased by $682,000, due primarily to a $520,000 expense related to the change in the value of the "put" for the purchase of the remaining 19.9% of SHH. In fiscal 2002, expenses related to the corporate office decreased by approximately $152,000; these reductions were offset in the prior year by expenses related to OTI, which was dissolved in December 2001. Interest expense increased by approximately $450,000 due to a full year of interest related to the notes incurred in the Sterling transaction.

FISCAL YEAR ENDED DECEMBER 31, 2001 (FISCAL 2001) COMPARED WITH FISCAL YEAR ENDED FEBRUARY 28, 2001 (FISCAL 2000)
---------------------------------------------------------------------------

CONSTRUCTION

         Revenues provided by the Construction Segment totaled approximately $49 million for the six months since its acquisition in July 2001.

         Gross margin for the period was approximately 8% of revenues.

         The segment reported an operating profit of $2.3 million for the six-month ownership period.

DISTRIBUTION

         Total revenues for the Distribution segment for the ten months ended December 31, 2001 were $17.5 million, a decrease of approximately $2.9 million, due in part to the shorter fiscal year and to lower sales of automotive accessories, primarily related to the bankruptcy filing of Ames in August 2001. Sales of pet supplies totaled $2.9 million, an increase of $344,000 compared with fiscal 2000, which included twelve months. Most of the increase resulted from sales to new customers, which included shipments to Ames after its bankruptcy filing. Sales of lawn and garden products totaled $836,000 for its first full year of operation.

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

RESULTS FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE TEN MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
-------------------------------------------------------------------------------

     As Fiscal 2001 includes ten months compared with twelve months in Fiscal 2000, a separate discussion below compares results of Fiscal 2001 with the comparable ten-month period (unaudited) in Fiscal 2000.


         (in thousands)           December 31,     December 31,
                                     2001             2000
         Sales                     $66,121          $17,256
         Gross profit              $ 7,299          $ 3,550
         Operating profit          $ 1,445          $   294

CONSTRUCTION

         Revenues provided by the Construction Segment totaled approximately $49 million for the six months since its acquisition in July 2001.

         Gross margin for the period was approximately 8% of revenues.

         The segment reported an operating profit of $2.3 million for the six-month ownership period.

DISTRIBUTION

         Comparing results for the ten months ended December 31, 2001 with the ten months ended December 31, 2000, total sales increased by approximately $212,000. Sales of automotive products decreased by $1.4 million, due primarily to the bankruptcy filing of Ames Department Stores in August 2001. Sales of pet products increased by $822,000 due to sales to new customers, which included Ames after its bankruptcy filing. Sales of lawn and garden products were $836,000. Sales of this product line began in November 2000.

         Gross profits decreased by approximately $212,000, due to the sales decrease of automotive products and to pressure placed on the Company to reduce margins by certain larger customers.

         Although savings were realized in operating and selling expenses due to a reduction in personnel, these were offset by an increase of approximately $469,000 in bad debt expense due to the bankruptcy filing of Ames.

CORPORATE

         For the ten months ended December 31, 2001, there was a loss from equity investment of $1.2 million, compared with a loss in the prior unaudited ten-month period of $3.1 million, primarily related to New Heights. New Heights was disposed of in July 2001. Interest expense decreased in the fiscal 2001 period by approximately $193,000, due to the disposition of New Heights.

ITEM 7(A).  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the
Company's interest expense in fiscal 2002 by approximately $56,000......

         Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consists of interest rate swap agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

         The Company applies Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company's interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

         Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Certified Public Accountants.................................        42

         Consolidated Balance Sheets: December 31, 2002 and December 31, 2001...............        44

         Consolidated Statements of Operations for the fiscal periods ended
           December 31, 2002, December 31, 2001 and February 28, 2001.......................        45

         Consolidated Statement of Stockholders' Equity (Deficiency) for the fiscal periods
           ended December 31, 2002, December 31, 2001 and February 28, 2001.................        46

         Consolidated Statements of Cash Flows for the fiscal periods ended
           December 31, 2002, December 31, 2001 and February 28, 2001.......................        47

         Notes to Consolidated Financial Statements.........................................        49

         Schedule II - Valuation and Qualifying Accounts....................................        77

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

         Deloitte & Touche's report on the Company's consolidated financial statements for the fiscal year ended February 28, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal year ended February 28, 2001 and through the date hereof, there were no disagreements with Deloitte & Touche on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DT's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The Company provided Deloitte & Touche with a copy of the foregoing disclosures.

         Effective September 26, 2001, the Board of Directors, based on upon a recommendation of its Audit Committee, retained Grant Thornton LLP as its independent auditors to audit the Company's consolidated financial statements for the Transition Period ending December 31, 2001 and the fiscal year ended December 31, 2002.

         During the fiscal year ended February 28, 2001 and through the date hereof, except as disclosed in the following paragraph, the Company did not consult Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.


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

                            Age at March 1,     Current term        Director
           Name                  2003             expires*            since       Class
John D. Abernathy                 65                2003              1994          II
Robert M. Davies                  52                2004              1996          III
Robert W. Frickel                 60                2003              2001          II
Joseph P. Harper, Sr.             57                2005              2001           I
Maarten D. Hemsley                53                2004              1998          III
Patrick T. Manning                55                2005              2001           I
Christopher H.B. Mills            50                2004              2001          III

* the director also serves until a successor is elected

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

Christopher H.B. Mills. Mr. Mills is Chief Investment Officer of J.O. Hambro Capital Management, an investment management company based in the United Kingdom. Prior to his founding of J.O. Hambro Capital Management in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company Invesco MIM as an investment manager and director from 1975 to 1993. He is Chief Executive of North Atlantic Smaller Companies Investment Trust plc, ("NASCIT"), a 12% shareholder in the Company and of American Opportunity Trust plc. Mr. Mills serves as a director and is a shareholder of J.O. Hambro Capital Management and a director of Lesco, Inc., a company based in the United States that manufactures and sells fertilizer and lawn products.

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

Roger M. Barzun (61): Vice President, Secretary and General Counsel. Mr. Barzun has been a Vice President, Secretary and General Counsel of the Company since August 1991 and was a Senior Vice President from May 1994 until July 2001. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (51): President, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President of SCPI in May 2000 and Chief Executive Officer in May 2002.

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

         Based solely on a review of those reports and amendments thereto furnished to the Company during the Transition Period or written representations by Insiders that no reports were required to be filed, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied, except as noted in the following paragraphs.

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

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

         The following table sets forth the aggregate fees billed to the Company for the year ended December 31, 2002 by its current independent auditors, Grant Thornton LLP:

Audit fees                                                        $171,000
Financial information systems design and implementation                 --
All other fees                                                    $  5,000

         Audit fees include the fees for the separate audits of SCPI and SHH as well as the consolidated audit of the Company and resolution of issues that arose during the audit process.

         Items included in the "all other" category include services related to acquisition issues and other matters. The Audit Committee determined that services provided in the "all other" category did not impair the independence of Grant Thornton, LLP.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

         This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its subsidiaries, SHH and SCPI.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation for the 2002, 2001 and 2000 fiscal years paid on or before December 31, 2002 to those who served as the Company's Chief Executive Officer during fiscal 2002 and to the other executive officers of the Company who were serving at the end of the 2002 fiscal year for services rendered in all capacities to the Company and its subsidiaries and whose total annual salary and bonus exceeded $100,000 in fiscal 2002. Also included is the compensation paid to an executive officer of SCPI who is not, however, an executive officer of the Company.

                                                  Annual Compensation                     Long-term compensation
                                                                          Other        Securities
                                    Fiscal                               Annual        Underlying       All Other
   Name and Principal Position       Year       Salary     Bonus**    Compensation*   Options/SARs     Compensation
   ---------------------------      ------      ------     -------    -------------   ------------     ------------
Robert M. Davies(1)                  2002         --         --            --              --               --
Former Chairman & Chief              2001     $ 22,395       --            --              --               --
Executive Officer
                                     2000     $124,028       --            --              --               --

Patrick T. Manning(2)                2002     $225,000       --            --             3,500             --
Chairman & Chief Executive           2001     $ 98,077       --            --             3,700             --
Officer

Joseph P. Harper, Sr.(2)             2002     $225,000       --            --             3,500             --
President                            2001     $ 98,077       --            --             3,700             --

Maarten D. Hemsley(3)                2002     $ 80,396       --            --              --               --
Chief Financial Officer              2001     $ 65,146       --            --              --               --
                                     2000     $129,392       --            --              --               --

Terrance W. Allan(4)                 2002     $177,424     $25,118         --             5,000             --
President - SCPI                     2001     $124,385     $40,771         --              --               --
                                     2000     $132,072     $60,515         --              --               --

* Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

**       Does not include bonuses earned and accrued during Fiscal 2002 that are to be paid during Fiscal 2003.

1. Mr. Davies was elected Chairman, Chief Executive Officer and President in May 1997 and resigned those positions in July 2001. Mr. Davies remains a director of the Company.

2. In July 2001, Mr. Manning was elected Chairman and Chief Executive Officer of the Company and Mr. Harper was elected President of the Company. Both Mr. Manning and Mr. Harper are compensated by Texas-Sterling Construction, LP, a subsidiary of SHH, under a long-term employment agreements, except with respect to stock options and other stock awards. Compensation is included only for the period of ownership of SHH by the Company since July 2001.

3. In December 1998, Mr. Hemsley was elected President, Chief Operating Officer and Chief Financial Officer of the Company. Following the Sterling Transaction in July 2001, he remains Chief Financial Officer of the Company.

4. Mr. Allan is compensated only by SCPI, except with respect to stock options and stock awards.

OPTION GRANTS IN THE LAST FISCAL YEAR.

         Options were granted to individuals named in the Summary Compensation Table, above, during the fiscal year ended December 31, 2002, as summarized in the table below:

                       Option Grants in Fiscal Year Period
                                                                                                  Potential Realized
                                                                                                   value at Assumed
                                                                                                   Annual Rates of
                                                                                                     Stock Price
                                       Individual Grants                                           Appreciation for
                                                                                                     Option Term
                              Number of           % of Total
                              Securities        Options Granted      Exercise
         Name             Underlying Options    to Employees in       Price        Expiration      5%($)     10%($)
                             Granted (#)          Fiscal 2002       ($/Share)         Date
Patrick T. Manning              3,500                5.3%             $1.73       July 24, 2012    $3,797    $ 9,622

Joseph P. Harper, Sr.           3,500                5.3%             $1.73       July 24, 2012    $3,797    $ 9,622

Terrance W. Allan               5,000                7.6%             $1.50       April 5, 2012    $4,717    $11,953

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

         The following table sets forth certain information based upon the fair market value per share of the Common Stock at December 31, 2002 ($1.75) or the day closest to the Company's December 31, 2002 fiscal year end on which trades were made, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at December 31, 2002 and the exercise price of the option shares. During fiscal 2002, there were no option exercises by any of these individuals.

                                       Number of Securities Underlying            Value of Unexercised In-the-Money
                                    Unexercised Options at Fiscal Year End           Options at Fiscal Year End
                                    --------------------------------------        ---------------------------------
       Name                            Exercisable         Unexercisable           Exercisable        Unexercisable
---------------------                  -----------         -------------           -----------        -------------
Robert M. Davies                         538,992               6,000                $ 534,093            $1,500
Patrick T. Manning                         1,234               5,966                $     309            $  687
Joseph P. Harper, Sr.                      1,234               5,966                $     309            $  687
Maarten D. Hemsley                       436,424                  --                $ 305,625                --
Terrance W. Allan                         32,000               3,750                $  15,125            $  938

COMPENSATION OF DIRECTORS.

         Until 2001, all non-employee directors received annual stock option grants on May 1 each year under the Non-Employee Director Stock Option Plan covering 3,000 shares of Common Stock, which were immediately exercisable at an option price equal to the market value on the date of grant. The maximum number of shares issuable under the Plan was reached with the grants of options for an aggregate of 7,000 shares to the five non-employee directors on May 1, 2001. In July 2001, the three non-employee directors were issued options for 12,000 shares each under the 2001 Stock Incentive Plan. During fiscal 2002, each non-employee director who did not otherwise receive compensation from the Company was entitled an annual director's fee of $12,500. All fees are payable quarterly in arrears. All directors are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings.

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

Mr. Hemsley. Mr. Hemsley was employed by and was a director of the Company or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with the Company through his wholly-owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was elected to the Board of Directors and was appointed President, Chief Operating Officer and Chief Financial Officer of the Company subject to an employment agreement at the same rate of compensation as the Bryanston consulting agreement of $85,000 per annum (of which 10% was later deferred under a voluntary salary reduction, which deferral amount was converted into a subordinated note in July 2001). In December 1998, Mr. Hemsley also entered into a two-year employment agreement with OTI which provided for a base salary of $40,000 annually, plus a car allowance. Both the Sterling and OTI employment agreements expired on February 28, 2001. The Sterling employment agreement continued on a month-to-month basis until July 2001, when the agreement was amended to extend the employment period for one year at an annual rate of $76,500. In July 2002, Mr. Hemsley's salary was increased to $85,000 per year and his employment agreement was extended for three years.

Mr. Allan. SCPI has an employment agreement with Mr. Allan that commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. Payment of the increase due September 2001 and part of his regular salary was voluntarily deferred by Mr. Allan in light of the Chapter 11 filing of Ames Department Stores, one of SCPI's largest customers. The deferral was reflected as an accrued liability of the Company. In January 2002, Mr. Allan began receiving his entire regular salary. In January 2002, the bonus provisions of Mr. Allan's employment agreement were modified to reflect his participation in a new bonus plan for all members of SCPI's management. Pursuant to the new bonus program, Mr. Allan is entitled to a profit-based bonus reflecting achievement of budgeted EBITDA, ranging from 8% of his base salary if 75% of the budgeted level is achieved, to 51% of base salary if EBITDA equals twice the budgeted level. In addition, Mr. Allan is entitled to a discretionary bonus of up to one-third of the profit-based bonus paid. The initial term of Mr. Allan's agreement expires on September 30, 2003, and may be extended thereafter on a year-to-year basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         In the fiscal year ended December 31, 2001, Mr. Davies, Mr. Abernathy, Mr. Ross Pirasteh and Mr. Lever were members of the Compensation Committees of both the Company and of SCPI. In July 2001, all members except Mr. Abernathy resigned from the Compensation Committee and Mr. Frickel and Mr. Mills became members. Mr. Frank and Mr. Harper serve on the Compensation Committee of SCPI. Prior to July 2001, Mr. Davies was an executive officer of the Company, but none of the Company's executive officers served as a director or member of the Compensation Committee (or any other committee serving an equivalent function) of any other entity, whose executive officers serve as a director or member of the Company's Compensation Committee.

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

         In October 1999, certain shareholders of SHH exercised their right to sell a second tranche of equity to OTI, thus increasing OTI's equity ownership from 7% to 12%. The equity purchase was financed through the issuance of notes, of which $559,000 was due to be repaid to Mr. Davies and Mr. Hemsley in October 2000. The notes which provided for interest payments at the rate of 14% per annum, were extended by agreement until July 2001 when they were restructured pursuant to the Sterling Transaction.

         See also "Compensation of Directors", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Item 13. Certain Relationships and Related Transactions."

REPORT ON EXECUTIVE COMPENSATION IN THE 2002 FISCAL YEAR.

         This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended December 31, 2002. The Company has no operating business of its own, but is a holding company of operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI, who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

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

         Chief Executive Officer's Compensation. The compensation for Mr. Davies prior to July 2001 and Mr. Manning after July 2001 was determined to be appropriate by the members of the Committees serving at the time based on the nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer's prior experience in former employment; and the subjective judgement of the members of the Committee of a reasonable level of compensation.

         Other Executive Officers. Mr. Allan is included in the Company's disclosures relating to compensation because of his importance to the success of the Company on a consolidated basis. Mr. Allan's employment agreement was reviewed and approved by the Company's Compensation Committee and by the SCPI Compensation Committee.

         Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and SHH, their salaries in fiscal 2002 were based on the level of their prior salaries and the subjective judgement of the members of the Company's and SCPI's Compensation Committees as to the value of the executive's past contribution and potential future contribution to the business.

         Bonuses. Until January 2002, the bonus payable to Mr. Allan under his employment agreement consisted of an Annual Management Bonus and an additional Annual Executive Bonus. The Annual Management Bonus was paid from a pool of funds equal to 8% of SCPI's consolidated net income before interest, taxes, depreciation and amortization, prepared in accordance with generally accepted accounting principles consistently applied. The Annual Executive Bonus was based on achievement of certain defined profit levels, which were not met in fiscal 2001 or 2000. In 2002, Mr. Allan's employment agreement was amended to provide for Mr. Allan's participation in a new bonus plan for all members of SCPI's management. Pursuant to the new bonus program, Mr. Allan is entitled to a profit-based bonus reflecting achievement of budgeted EBITDA, ranging from 8% of his base salary if 75% of the budgeted level is achieved, to 51% of base salary if EBITDA equals twice the budgeted level. In addition, Mr. Allan is entitled to a discretionary bonus of up to one-third of the profit-based bonus paid.

         Mr. Manning and Mr. Harper are entitled to receive an incentive bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of its approved budgeted EBITDA for such fiscal year, provided that budgeted EBITDA is equal to 100% of actual EBITDA for the preceding fiscal year. In addition, additional incentive bonuses may be earned up to 100% of base salary if EBITDA exceeds budgeted EBITDA by 10% to more than 30%. In fiscal 2002, those objectives were met, and accordingly, the maximum bonus payable was accrued, subject to approval by the Company's Compensation Committee.

         Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of all outstanding stock option grants is equal to the market price of the Common Stock on the date of grant. In Fiscal 2002 options were granted to certain executives in recognition of their performance.

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



The Compensation Committee
                  John D. Abernathy
                  Robert W. Frickel
                  Christopher H.B. Mills
                                            ------------------------------

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

         The returns are calculated assuming the value of an investment in the Company's stock and each index of $100 on the Company's February 28, 1997 fiscal year end and that all dividends were reinvested; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.

                         [FIVE YEAR PERFORMANCE CHART]

                                             1997   1998  1999   2000   2001   2002
                                             ----   ----  ----   ----   ----   ----
Dow Jones - Heavy Construction ...........    100    120   128    150    158    132
Dow Jones - Total Return .................    100    125   153    139    122     95
Sterling Construction Company, Inc. ......    100    100   139     67    149    156

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


         This item sets forth certain information regarding ownership of the Company's common stock at March 1, 2002. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the exercise of all stock options held by such person or group that are exercisable within 60 days of March 1, 2003, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such stock options owned by any other person.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         This table sets forth each person, other than management, known by the Company to own beneficially more than 5% of the outstanding common stock of the Company.

                        NAME AND ADDRESS                          NUMBER OF SHARES    PERCENTAGE OF
                       OF BENEFICIAL OWNER                         OF COMMON STOCK        CLASS
Anthony N. Puma (1)
214 Loma Metisse
Malibu, CA  90265                                                       266,667            5.2%

North American Smaller Companies Investment Trust plc
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                                       605,520(2)          12.3%

JO Hambro Capital Management Group Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England
                                                                      605,520(2)          12.3%
JO Hambro Capital Management Limited
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                                       605,520(2)          12.3%

Christopher Harwood Bernard Mills
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                                       611,520(3)          12.3%

Growth Financial Services Limited
c/o JO Hambro Capital Management Limited
14 Ryder Street
Ryder Court SW1Y 6QB
London, England                                                       605,520(2)          12.3%

(1) These shares were issued as part of the purchase by the Company of Puma Products, Inc. from Mr. Puma in fiscal 1995. In fiscal 1997, the Company sold Puma Products, Inc. back to Mr. Puma.

(2) These shares were purchased at $1.50 per share in July 2001 as part of the Sterling Transaction. JO Hambro Capital Management Group Limited, JO Hambro Capital Management Limited, Christopher Harwood Bernard Mills, Growth Financial Services Limited and North American Smaller Companies Investment Trust plc claim shared voting power of these shares pursuant to a Schedule 13G filing dated February 14, 2002.

(3) This number includes 6,000 shares issuable under outstanding stock options that are exercisable at $1.50 per share. The remaining 605,520 shares were purchased at $1.50 per share in July 2001 as part of the Sterling Transaction. JO Hambro Capital Management Group Limited, JO Hambro Capital Management Limited, Christopher Harwood Bernard Mills, Growth Financial Services Limited and North American Smaller Companies Investment Trust plc claim shared voting power of these shares pursuant to a Schedule 13G filing dated February 14, 2002.

SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth information regarding beneficial ownership of the Common Stock by each director, each individual named in the Summary Compensation Table in Item 11 and by all directors, all such named individuals and all executive officers of the Company as a group

             Name of Beneficial Owner                 Shares of Common Stock       Percentage of Class
       John D. Abernathy                                    123,162(1)                     2.4%
       Roger M. Barzun, Esq                                  42,161(2)                       *
       Robert M. Davies                                     736,492(3)                    13.1%
       Robert W. Frickel                                      6,000(4)                       *
       Joseph P. Harper, Sr                                 298,265(5)                     5.9%
       Maarten D. Hemsley                                   527,812(6)                     9.6%
       Patrick T. Manning                                   236,122(5)                     4.7%
       Christopher H.B. Mills                               611,520(4)                    12.0%
       Terrance W. Allan                                     33,750(6)                       *
       All directors and executive
       officers as a group (9 persons)                    2,615,284(8)                    41.9%

       --------------

*        Less than 1%

1. Includes 108,162 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.75 to $3.375 per share.

2. Includes 36,000 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $2.00 per share.

3. This number includes 538,992 shares are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share. The options are subject to a standstill agreement effective July 2001 which provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company's Tax Benefits.

4. This number includes 6,000 shares issuable under outstanding stock options that are exercisable at $1.50 per share.

5. This number includes 1,234 shares issuable under outstanding stock options that are exercisable at $1.50 per share.

6. This number includes 436,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share. The options are subject to a standstill agreement effective July 2001 which provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company's Tax Benefits.

7. This number includes 33,750 shares issuable under outstanding stock options that are exercisable at prices ranging from $1.00 to $2.00 per share. Mr. Allan is an executive officer of the Company's subsidiary, Steel City Products, Inc.

8. This number includes 1,131,296 shares issuable under outstanding stock options that are exercisable within 60 days of March 1, 2003 at prices ranging from $0.50 to $3.375 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         Pursuant to the agreements entered into between KTI, Inc. and the Company in December 1998, KTI received the right to appoint directors to the Boards of the Company and its subsidiary, Oakhurst Technology, Inc. ("OTI"). Three representatives from KTI were appointed to the Board of Directors of the Company; Messrs. Pirasteh and Sergi in January 1999, and Mr. Polak in March 2000, and two KTI representatives, Messrs. Pirasteh and Sergi, were appointed to the Board of OTI. Pursuant to the Unwinding Agreements, the resignations of Messrs Pirasteh, Sergi and Polak from the Boards of the Company and OTI became effective on July 3, 2001.

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

         In connection with the Sterling Transaction, the maturity date of the Manning Note also was extended to July 2005 and the interest rate was reduced to 12%. In consideration for the extension of the maturity date and interest rate reduction, Mr. James D. Manning received a promissory note in the amount of $187,000 payable July 2005 with interest payable at maturity.

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

         Mr. James D. Manning is employed by an operating subsidiary of SHH under a three-year employment agreement commencing January 1999 pursuant to which he receives an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, Mr. Manning is entitled to receive incentive compensation in the amount of $50,000 if certain financial goals are met. The employment agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminated his employment without good cause or the company terminated his employment for good cause, and for a period of one year after he ceases to be an employee if he terminated his employment for good reason or the company terminated his employment without good cause.

         In 1996, Mr. Patrick Manning, Mr. Harper and Mr. James D. Manning loaned $864,000 to SHH pursuant to notes bearing interest at the prime rate plus 2%. The final principal installments on these loans were paid in October 2001
(i) to Mr. James D. Manning in the amount of $240,000 plus accrued interest and
(ii) to each of Mr. Patrick Manning and Mr. Harper in the amount of $24,000 plus accrued interest.

         NASCIT lent $1,500,000 to SHH in connection with the Sterling Transaction pursuant to a short-term promissory note bearing interest at 12%. The note was paid in full on December 31, 2001. Mr. Mills is Chief Executive of NASCIT and was elected a director of SHH in January 1999, representing funds managed by J. O. Hambro Capital Management Limited.

         From March 2001 until March 2002 Mr. Hemsley provided consulting services to, and since April 2002 has been employed by, J. O. Hambro Capital Management Limited as the fund manager of Leisure and Media Venture Capital Trust plc, a fund that was not an investor in the Sterling Transaction.

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

         In July 2001, Mr. Robert Frickel was elected to the Board of Directors. Mr. Frickel serves as President of R.W. Frickel Company, P.C., an accounting firm based in Michigan. R.W. Frickel Company has performed certain accounting and tax services for SHH, and in fiscal 2002, for Sterling. Fees paid or accrued to R.W. Frickel Company for fiscal 2002 were approximately $92,000.

Reference is made to information contained under the headings "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation," in Item 11.

----------------------

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c)) as of a date within 90 days before the filing date of this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion. There have been no significant changes in internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as a part of this report.

         1.       Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets: December 31, 2002 and
                           December 31, 2001

                  Consolidated Statements of Operations for the fiscal periods ended December 31, 2002, December 31, 2001, and February 28, 2001

                  Consolidated Statements of Stockholders' Equity (Deficiency)
                           for the fiscal periods ended December 31, 2002, December 31, 2001 and February 28, 2001

                  Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2002, December 31, 2001, and February 28, 2001

                  Notes to Consolidated Financial Statements

         2. The following Financial Statement Schedules for the fiscal periods ended December 31, 2002, December 31, 2001 and February 28, 2001 are submitted herewith:

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

10.10# Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Patrick T. Manning.

10.11# Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Joseph P. Harper, Sr.

10.12# Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Patrick T. Manning.

10.13# Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr.

10.14# Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology, Inc. to Joseph P. Harper, Sr.

10.15# Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr.

10.16# Secured Promissory Note, dated October 18, 1999, by Oakhurst Technology, Inc. to Robert M. Davies,

10.17# Amendment to Secured Promissory Note dated October 18, 1999, dated July 13, 2001, by and between Oakhurst Technology, Inc. and Robert M. Davies.

10.18# Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company, Inc. to Robert M. Davies.

10.19# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert
         M. Davies.

10.20# Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company Inc. to Maarten D. Hemsley.

10.21# Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten
         D. Hemsley.

10.22# Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Patrick T. Manning.

10.23# Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Joseph P. Harper, Sr.

10.24# Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Patrick T. Manning.

10.25# Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr.

10.26# Employment Agreement, dated May 1, 2000, by and between Sterling Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.27 Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to North Atlantic Smaller Companies Investment Trust Plc.

10.28 Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc., and such other companies set forth therein.

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

10.30# Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.30 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002).

10.31 Amended and Restated Revolving Credit Loan Agreement, dated July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.31 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.32 Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.32 to the Company's Transition Report on Form 10-K for the ten months ended December 31,
         2002)

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

10.35 Amendment No. 2 to Revolving Credit Agreement, effective December 13, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.35 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.36# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Robert W. Frickel. (filed as Exhibit
         10.36 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.37# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit
         10.37 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.38# Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Maarten D. Hemsley. (filed as Exhibit
         10.38 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.39# Convertible Subordinated Note, dated January 2, 2002, by Sterling Construction Company, Inc. to Bernard Frank. (filed as Exhibit 10.39 to the Company's Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.40 Purchase Agreement between Insituform Technologies, Inc. and Texas Sterling Construction, L.P. dated September 23, 2002 (filed as Exhibit
         10.40 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

16 Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October 5, 2001.)

21       Subsidiaries at December 31, 2002:
         Steel City Products, Inc. - Delaware
         Oakhurst Management Corporation - Texas
         Sterling Houston Holdings, Inc. - Delaware

23.1* Consent of Grant Thornton LLP to the incorporation by reference of the filings on Form S-8 dated May 14, 2002.

23.2* Consent of Deloitte & Touche LLP to the incorporation by reference of the filings on Form S-8 dated May 14, 2002.

99.1* Certification of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

# Management contract or compensatory plan or arrangement.

* Filed herewith

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report: Form 8-K dated September 23, 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 and the ten months ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for year ended December 31, 2002 and the ten months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Sterling Construction Company, Inc. and its subsidiaries as of February 28, 2001, and for the year then ended, have been restated to give effect to accounting for the investment in Sterling Houston Holdings, Inc. under the equity method of accounting in accordance with the step-acquisition method of accounting for the acquisition of a subsidiary. The consolidated financial statements as of February 28, 2001 and for the year then ended prior to such restatement were audited by other auditors whose report thereon expressed an unqualified opinion on those statements. We audited the change in the accumulated deficit at February 29, 2000, the changes in the Company's investment in Sterling Houston Holdings and its accumulated deficit as of February 28, 2001, and the changes in its income from equity investment in Sterling Houston Holdings and the related amortization of goodwill for the year ended February 28, 2001, which adjustments were necessary to restate the investment in Sterling Houston Holdings from the cost method to the equity method of accounting in accordance with the step-acquisition method of accounting for the acquisition of a subsidiary, and in our opinion, such adjustments have been properly reflected in the restated consolidated financial statements.

We also audited Schedule II for the year ended December 31, 2002 and the ten months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.



/S/ Grant Thornton LLP

Houston, Texas
March 20, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sterling Construction Company, Inc.

We have audited the consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Sterling Construction Company, Inc. (formerly Oakhurst Company, Inc.) and subsidiaries for the year ended February 28, 2001 (none of which are presented herein). Our audit also included the consolidated financial statement schedule listed at Item 15(a)(2) for the year ended February 28, 2001. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Sterling Construction Company, Inc. and subsidiaries for the year ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, for the year ended February 28, 2001 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
July 6, 2001

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    ASSETS
                                                                                        December 31,   December 31,
                                                                                            2002           2001
                                                                                        ------------   ------------
Current assets:
       Cash .......................................................................      $  2,406       $  2,884
       Contracts receivable .......................................................        22,218         15,195
       Costs and estimated earnings in excess of billings .........................         2,793          1,732
       Trade accounts receivable, less allowance of $841 and $588, respectively ...         3,095          1,963
              Inventories .........................................................         3,378          4,126
       Deferred tax asset .........................................................         1,659          1,545
       Other ......................................................................           160            800
                                                                                         --------       --------
                 Total current assets .............................................        35,709         28,245
                                                                                         --------       --------

Property and equipment, at cost ...................................................        28,585         20,540
       Less accumulated depreciation ..............................................        (5,791)        (2,539)
                                                                                         --------       --------
                                                                                           22,794         18,001
                                                                                         --------       --------

Goodwill ..........................................................................         7,809          7,740
Deferred tax asset (long-term) ....................................................         5,952          4,769
Other assets ......................................................................           493            383
                                                                                         --------       --------
                                                                                           14,254         12,892
                                                                                         --------       --------
                                                                                         $ 72,757       $ 59,138
                                                                                         ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ...........................................................      $ 14,634       $ 12,270
       Accrued interest ...........................................................           396            120
       Billings in excess of cost and estimated earnings ..........................         3,541          4,013
       Current maturities of long-term obligations ................................         1,038            259
       Current maturities of long-term obligations, related parties ...............         2,000          2,500
       Other accrued expenses .....................................................         2,353            829
                                                                                         --------       --------
            Total current liabilities .............................................        23,962         19,991
                                                                                         --------       --------

Long-term obligations:
       Long-term debt .............................................................        17,783         13,551
       Long-term debt, related parties ............................................        10,023         11,268
       Put liability ..............................................................         4,577          4,056
       Other long term obligations ................................................         1,940          1,366
                                                                                         --------       --------
                                                                                           34,323         30,241
                                                                                         --------       --------

Minority interest .................................................................         3,646          2,773
Commitments and contingencies .....................................................            --             --

Stockholders' equity:
       Preferred stock, par value $0.01 per share; authorized 1,000,000
       shares, none issued ........................................................            --             --
       Common stock, par value $0.01 per share; authorized 14,000,000 shares,
            5,069,016 and 5,055,516 shares issued .................................            50             50
       Additional paid-in capital .................................................        65,871         65,900
       Accumulated deficit ........................................................       (55,094)       (59,816)
       Treasury stock, at cost, 207 common shares .................................            (1)            (1)
                                                                                         --------       --------
            Total stockholders' equity ............................................        10,826          6,133
                                                                                         --------       --------
                                                                                         $ 72,757       $ 59,138
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

                                                                    FISCAL YEAR       FISCAL YEAR        FISCAL YEAR
                                                                       ENDED             ENDED              ENDED
                                                                    DECEMBER 31,      DECEMBER 31,      FEBRUARY 28,
                                                                       2002              2001               2001
                                                                                     (TEN MONTHS)
                                                                   -------------     -------------     -------------
Contract revenues ...........................................      $   111,747       $    48,654       $        --
Distribution revenues .......................................           22,570            17,467            20,694
Other income ................................................              319               157               565
                                                                   -----------       -----------       -----------
                                                                       134,636            66,278            21,259
                                                                   -----------       -----------       -----------
Cost of contract revenues earned ............................           98,935            44,694                --
Cost of goods sold, including occupancy, buying and
warehousing expenses ........................................           18,917            14,865            17,436
Operating, selling and administrative expenses ..............            9,537             4,791             3,592
Provision for doubtful accounts .............................              259               483                30
Interest expense ............................................            2,643             2,193             2,688
                                                                   -----------       -----------       -----------
                                                                       130,291            67,026            23,746
                                                                   -----------       -----------       -----------
Income (loss) from continuing operations before loss from
equity investment and income taxes ..........................            4,345              (748)           (2,487)

Income (loss) from equity investment:
     Investment in Sterling Houston Holdings ................               --                63               260
     Investment in New Heights ..............................               --            (1,280)           (4,817)
                                                                   -----------       -----------       -----------
Loss from equity investments ................................               --            (1,217)           (4,557)
Minority interest ...........................................             (873)             (647)               --
                                                                   -----------       -----------       -----------
Income (loss) before income taxes ...........................            3,472            (2,612)           (7,044)
Income taxes:
       Current income tax expense ...........................              (14)              (14)              (27)
        Deferred tax benefit ................................            1,264                --                --
                                                                   -----------       -----------       -----------
Total income tax benefit (expense) ..........................            1,250               (14)              (27)
                                                                   -----------       -----------       -----------
Income (loss) from continuing operations ....................            4,722            (2,626)           (7,071)
                                                                   -----------       -----------       -----------
Discontinued operations
        Income on disposal ..................................               --                --               399
                                                                   -----------       -----------       -----------
Net income (loss) ...........................................      $     4,722       $    (2,626)      $    (6,672)
                                                                   ===========       ===========       ===========
Basic net income (loss) per share:
        Continuing operations ...............................      $      0.93       $     (0.52)      $     (1.43)
        Discontinued operations .............................               --                --              0.09
                                                                   -----------       -----------       -----------
        Net income (loss) per share .........................      $      0.93       $     (0.52)      $     (1.34)
                                                                   ===========       ===========       ===========
Weighted average number of shares outstanding used in
     computing basic per share amounts ......................        5,061,598         5,055,516         4,943,018
                                                                   ===========       ===========       ===========
Diluted net income (loss) per share:
        Continuing operations ...............................      $      0.78       $     (0.52)      $     (1.43)
        Discontinued operations .............................               --                --              0.09
                                                                   -----------       -----------       -----------
        Net income (loss) per share .........................      $      0.78       $     (0.52)      $     (1.34)
                                                                   ===========       ===========       ===========
Weighted average number of shares outstanding used in
computing diluted per share amounts .........................        6,101,515         5,055,516         4,943,018
                                                                   ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                                Additional
                                                    Common        paid-in      Accumulated     Treasury
                                                     stock        capital        Deficit         stock          Totals
                                                   --------     ----------     -----------     --------       --------
Balance at February 29, 2000 ................      $     49      $ 47,204       $(50,518)      $     (1)      $ (3,266)
Net loss ....................................            --            --         (6,672)            --         (6,672)
                                                   --------      --------       --------       --------       --------
Balance at February 28, 2001 ................            49        47,204        (57,190)            (1)        (9,938)

Cancellation of debt and return of equity
investment ..................................                      14,520                        (1,297)        13,223
Stock issued for acquisition of Sterling
Houston Holdings ............................                         (81)                          843            762
Sale of treasury stock ......................                         454                           454            908
Stock issued upon option exercise ...........             1            62                                           63
Deferred tax benefit resulting from a
reduction in the valuation allowance of
the deferred tax asset ......................                       3,741                                        3,741
Net loss ....................................            --            --         (2,626)            --         (2,626)
                                                   --------      --------       --------       --------       --------
Balance at December 31, 2001 ................            50        65,900        (59,816)            (1)         6,133
Stock issued upon option exercise ...........             *             9                                            9
Deferred tax charge resulting from a
reduction in the valuation allowance of
the deferred tax asset ......................                         (38)                                         (38)
Net income ..................................            --            --          4,722             --          4,722
                                                   --------      --------       --------       --------       --------

Balance at December 31, 2002 ................      $     50      $ 65,871       $(55,094)      $     (1)      $ 10,826
                                                   ========      ========       ========       ========       ========

* rounds to less than one thousand



               The accompanying notes are an integral part of this
                        consolidated financial statement

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                        Fiscal year
                                                                         Fiscal year       Ended       Fiscal year
                                                                            Ended      December 31,       Ended
                                                                        December 31,       2001       February 28,
                                                                            2002       (ten months)       2001
                                                                        ------------   ------------   ------------
Cash flows from operating activities:
      Income (loss) from continuing operations .....................      $  4,722       $ (2,626)      $ (7,071)
      Adjustments to reconcile income (loss) from
      continuing operations to net cash provided by
      (used in) operating activities:
         Depreciation and amortization .............................         3,855          1,706            201
         Bad debt expense ..........................................           259            483             --
         Loss from equity investments ..............................            --          1,217          4,557
         (Gain) loss on disposal of property and equipment .........           (47)           163             --
         Deferred tax benefit ......................................        (1,264)            --             --
         Minority interest in net earnings of subsidiary ...........           873            647             --
         Change in put liability ...................................           521             --             --
      Other changes in operating assets and liabilities,
      net of effect from acquisitions:
         (Increase) decrease in accounts receivable ................        (1,391)           146            (98)
         (Increase) decrease in contracts receivable ...............        (7,023)         3,020             --
         Decrease in inventories ...................................           748             25            645
         (Increase) decrease in costs and estimated earnings
         in excess of billings on uncompleted contracts ............        (1,061)         1,181             --
         Decrease (increase) in prepaid expense and other assets ...           331           (343)            --
         Increase (decrease) in trade payables .....................         2,364         (2,473)          (477)
         (Decrease) in billings in excess of costs and
         estimated earnings on uncompleted contracts ...............          (472)          (553)            --
         Increase (decrease) in accrued compensation
         and other liabilities .....................................         2,691            (22)         2,140
                                                                          --------       --------       --------
Net cash provided by (used in) operating activities of:
       Continuing operations .......................................         5,106          2,571           (103)
       Discontinued operations .....................................            --             --           (111)
                                                                          --------       --------       --------
Net cash provided by (used in) operating activities ................         5,106          2,571           (214)
                                                                          --------       --------       --------

Cash flows from investing activities:
       Net cash paid upon acquisition of Kinsel
       Heavy Highway Construction business .........................        (2,662)            --             --
       Net cash paid upon acquisition of Sterling
       Houston Holdings ............................................            --          9,354)            --
       Additions to property and equipment .........................        (4,346)        (1,204)           (59)
       Proceeds from sale of property and equipment ................           106             65             --
       Increase in investment in New Heights .......................            --             --         (3,651)
                                                                          --------       --------       --------
Net cash used in investing activities ..............................        (6,902)       (10,493)        (3,710)
                                                                          --------       --------       --------
Cash flows from financing activities:
       Borrowings under long term obligations ......................         4,074         10,349            292
       Proceeds from issuance of long term debt ....................            60            500          3,742
       Issuance of common stock, net of expenses ...................             9             63             --
       Principal payments on long-term obligations .................        (2,825)        (1,100)          (156)
       Sale of treasury stock ......................................            --            908             --
       Deferred loan costs .........................................            --             --            (20)
                                                                          --------       --------       --------
Net cash provided by financing activities ..........................         1,318         10,720          3,858
                                                                          --------       --------       --------
Net (decrease) increase in cash ....................................          (478)         2,798            (66)


                                                                                        Fiscal year
                                                                         Fiscal year       Ended       Fiscal year
                                                                            Ended      December 31,       Ended
                                                                        December 31,       2001       February 28,
                                                                            2002       (ten months)       2001
                                                                        ------------   ------------   ------------

Cash at beginning of period ........................................         2,884             86            152
                                                                          --------       --------       --------
Cash at end of period ..............................................      $  2,406       $  2,884       $     86
                                                                          ========       ========       ========


Supplemental disclosures of cash flow information:
       Cash paid during the period for operating activities
       from continuing operations:
       Interest ....................................................      $  2,316       $  1,384       $    470
                                                                          ========       ========       ========
       Income taxes, net of refunds received .......................      $     --       $     --       $      1
                                                                          ========       ========       ========

Supplemental disclosure of non-cash financing activities:
       Capital lease obligations for new
       equipment ...................................................      $     32       $     --       $     71
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

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                        (FORMERLY OAKHURST COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Because Sterling's ownership of SCPI is primarily in the form of preferred stock, Sterling retains most of the value of SCPI, and Sterling's income from SCPI is determined by the Series A Preferred stock dividend. This form of ownership was designed to facilitate the preservation of SCPI's net operating tax loss carry-forwards and capital losses, which amounted to approximately $110 million at December 31, 2002.

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

         In January 1999, OTI made a minority investment in Sterling Construction Company, Inc., renamed Sterling Houston Holdings, Inc. in October 2001 (hereinafter referred to as "SHH"). SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of Sterling, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment. Accordingly, the results of operations of the Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for fiscal 2001, fiscal 2000 and fiscal 1999. Equity investment income generated by SHH for fiscal 2001, 2000 and 1999 was $63,000, $260,000 and $506,000,
respectively. In addition, goodwill expense of $25,000, $51,000 and $36,000 was recorded as part of the step-acquisition in fiscal 2001, 2000 and 1999, respectively. In fiscal 1999, beginning accumulated deficit was restated for the equity earnings of SHH and related goodwill amortization in the aggregate amount of $49,000.

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment operating leases with a future obligation of approximately $1.4 million. Certain new construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

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

Discontinued operations

         During fiscal 1999, the Board of Directors decided to sell Dowling's Fleet Service Co., Inc. ("Dowling's"). In June 2000, Oakhurst entered into an agreement to dispose of Dowling's through its merger with an importer of radiators. The merger closed on November 29, 2000. Accordingly, the income related to the disposal of Dowling's has been presented as discontinued operations in the statement of operations and the statement of cash flows.

Use of Estimates:

         The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates included in the Company's financial statements include the allowance for doubtful accounts and estimates for the use of the Company's net operating loss carryforwards. Actual results could differ from those estimates.

Business Activities:

         The Company's continuing operations at December 31, 2002 consisted of two businesses, Construction and Distribution. Construction comprises SHH, a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. Distribution comprises SCPI, a wholesale distributor operating under the trade name Steel City Products which principally sells automotive accessories, primarily to drug and supermarket retailers, discount retail chains, hardware and automotive stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies primarily to supermarket retailers. In the third quarter of fiscal 2000, SCPI began the distribution of lawn and garden supplies.

Fiscal Year:

         Historically, the Company's fiscal year ended on the last day of February. In November 2001, the Board of Directors voted to change the Company's fiscal year end to December 31. Accordingly, this report covers the fiscal year from January 1, 2002 through December 31, 2002 ("Fiscal 2002"). The transition period from March 1, 2001 to December 31, 2001 is referred to as "Fiscal 2001" and the twelve months ended February 28, 2001 is referred to as "Fiscal 2000".

Revenue Recognition:

         Construction
         The Company's primary business since July 2001 has been as a general contractor in the State of Texas where it engages in various types of heavy civil construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. However, most public contracts are subject to termination at the election of the government but, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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

         Depreciation expense for continuing operations was approximately $3.8 million, $1.6 million and $123,000 in fiscal 2002, 2001 and 2000.

Deferred Loan Costs:

         Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. Amortization expense for fiscal years 2002, 2001 and 2000 was $151,000, $65,000 and $91,000, respectively.

Investments:

         Sterling accounts for investments of more than 20% in affiliated companies and in which it exerts significant influence on the equity basis of accounting and accordingly, consolidated results of operations include Sterling's share of the loss from New Heights, from December 1998 to July 3, 2001, the date of disposition.

         Sterling utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest, does not exert significant influence, and where there is no readily determinable market value. Sterling accounted for its investment in SHH prior to the Sterling Transaction utilizing the cost method, but restated using the equity method at the transaction date in July 2001. Accordingly, the Company's investment in SHH was restated as of February 28, 2001 to reflect SHH as an equity investment.

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

Goodwill:

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

         The Company accounts for goodwill in accordance with SFAS 142, which was adopted on January 1, 2002. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives will no longer be limited to forty years, and (4) intangible assets deemed to have an indefinite life will be tested for impairment at least annually using a one step process.

         The first step in the impairment test of goodwill is to identify a potential impairment by comparing the fair value to the reported value of each reporting unit. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and is recorded in the consolidated statements of operations during the period in which the test is performed.

         Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible assets remaining life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

         Resulting from the step acquisition of SHH in July 2001, whereby the Company increased its investment in SHH from 12% to 80.1%, the Company restated its investment in SHH to provide for goodwill prior to the July 2001 transaction date. Results of operations for fiscal 2001 and 2000 have been restated to amortize the Company's goodwill in SHH, reflecting expense of $25,000 and $51,000, respectively.

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                                  Construction       Distribution
                                     Segment            Segment              Total
Balance, January 1, 2002             $7,612              $128               $7,740
Goodwill adjustment*                     69                --                   69
Impairment losses                        --                --                   --
                                     ------              ----               ------
Balance, December 31, 2002           $7,681              $128               $7,809
                                     ======              ====               ======

* The adjustment to goodwill related to additional consideration pertaining to the Sterling Transaction in July 2001.

         The Company performed impairment testing on both reporting units as of January 1, 2002 and again as of October 1, 2002. The analysis indicated no impairment of the Company's recorded goodwill for either reporting unit.

         Prior to the implementation of SFAS No. 142, the Company amortized goodwill over the expected life of the asset. The following table adjusts net income for the add back of goodwill amortization as of fiscal years 2002, 2001 and 2000 (dollar amounts in thousands, except per share amounts):

                                      Fiscal 2002     Fiscal 2001       Fiscal 2000
                                     December 31,    December 31,      February 28,
                                     ------------    ------------      ------------
                                         2002            2001              2001
                                     ------------    ------------      ------------
Reported net income (loss)             $   4,722       $  (2,626)       $  (6,672)
Add back goodwill amortization:               --              25               57
                                                       ---------        ---------
Adjusted net income (loss):            $   4,722       $  (2,601)       $  (6,615)
                                       =========       =========        =========

Basic earnings (loss) per share:
     Reported net income (loss)        $    0.93       $   (0.52)       $   (1.34)
     Goodwill amortization                  -- $              --        $    0.01
                                       ---------       ---------        ---------
     Adjusted net income (loss)        $    0.93       $   (0.52)       $   (1.33)
                                       =========       =========        =========

Diluted earnings per share:
     Reported net income (loss)        $    0.78       $   (0.52)       $   (1.34)
     Goodwill amortization                    --       $      --        $    0.01
                                       ---------       ---------        ---------
     Adjusted net income (loss)        $    0.78       $   (0.52)       $   (1.33)
                                       =========       =========        =========

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

Shipping and Handling Costs:

         Shipping costs are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $875,000, $737,000 and $898,000 during fiscal 2002, 2001 and 2000, respectively. These expenses are primarily related to warehouse personnel and beginning in fiscal 2002 are presented in the financial statements as part of cost of goods sold. Prior to fiscal 2002, handling expenses were reported as part of operating, selling and administrative expenses. Years prior to fiscal 2002 have been reclassified to reflect the new treatment.

Federal and State Income Taxes:

         Sterling accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 10).

Stock-Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (dollars in thousands, except per share data).

                                                      Fiscal            Ten months            Fiscal
                                                    year ended             ended            year ended
                                                   December 31,        December 31,        February 28,
                                                       2002                2001                2001
Net income (loss), as reported                      $   4,722           $  (2,626)          $  (6,672)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                       (50)                (80)               (112)
                                                    ---------           ---------           ---------
Proforma net income (loss)                          $   4,672           $  (2,707)          $  (6,784)
Basic and diluted net income (loss) per
share:
Basic, as reported                                  $    0.93           $   (0.52)          $   (1.34)
Diluted, as reported                                $    0.78           $   (0.52)          $   (1.34)
Proforma, basic                                     $    0.92           $   (0.54)          $   (1.37)
Proforma, diluted                                   $    0.77           $   (0.54)          $   (1.37)

         Effective January 1, 2003, the Company adopted FASB No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will transition utilizing the prospective method for options granted after January 1, 2003. The Company does not believe the adoption of SFAS No. 148 will have a material effect on its financial position or results of operations.

Earnings Per Share:

         Basic net income or loss per common share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (and loss) for the fiscal 2002, 2001 and 2000, as follows (in thousands, except per share data):

                                                              Fiscal 2002      Fiscal 2001         Fiscal 2000
Numerator:
Net income (loss)                                               $4,722          $  (2,626)          $  (7,071)
Interest on convertible debt, net of tax                            44                 --                  --
                                                                ------          ---------           ---------
Net income (loss) before interest on convertible debt           $4,766          $  (2,626)          $  (7,071)
                                                                ======          =========           =========
Denominator:
Weighted average common shares outstanding - basic               5,062              5,056               4,943
Shares for convertible debt                                        224                 --                  --
Shares for dilutive stock options and warrants                     816                 --                  --
                                                                ------          ---------           ---------
Weighted average common shares outstanding and assumed
conversions - diluted                                            6,102              5,056               4,943
                                                                ======          =========           =========
Basic earnings (loss) per common share:
Continuing operations                                           $ 0.93          $   (0.52)          $   (1.43)
Discontinued operations                                             --                 --                0.09
                                                                ------          ---------           ---------
Net income (loss) per common share                              $ 0.93          $   (0.52)          $   (1.34)
                                                                ======          =========           =========
Diluted earnings (loss) per common share:
Continuing operations                                           $ 0.78          $   (0.52)          $   (1.43)
Discontinued operations                                             --                 --                0.09
                                                                ------          ---------           ---------
Net income (loss) per common share                              $ 0.78          $   (0.52)          $   (1.34)
                                                                ======          =========           =========

Derivatives:

         Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consists of interest rate swap agreements. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

         The Company applies Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company's interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

New Accounting Pronouncements:

                  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company anticipates that adoption of SFAS 143 will not have a material effect on the financial statements of the Company.

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

         In December, 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions for SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. The Company adopted Statement No. 148 in January 2003, and will transition utilizing the prospective method for options granted after January 1, 2003. The Company does not believe adoption of SFAS No. 148 will have a material effect on its financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not have any guarantees that would be required to disclose in accordance with the provisions of FIN 45. The Company does not believe adoption of FIN 45 will have a material effect on its 2003 financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company currently does not have an ownership interest in any entities that meet the definition of a variable interest entity which are not consolidated in the accompanying financial statements, and therefore does not expect the adoption of FIN 46 to have a material impact on its 2003 financial statements.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF on its financial statements.

Reclassifications

         Certain prior years' balances have been reclassified to conform with current year classifications.

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                         December 31,      December 31,
                                                             2002              2001
Construction equipment ................................    $ 21,045          $ 14,922
Transportation equipment ..............................       4,083             2,213
Buildings .............................................       1,493             1,549
Leasehold improvements ................................         402               359
Office furniture, warehouse equipment and vehicles ....       1,380             1,315
Land ..................................................         182               182
                                                           --------          --------
 ......................................................      28,585            20,540
Less accumulated depreciation .........................      (5,791)           (2,539)
                                                           --------          --------
                                                           $ 22,794          $ 18,001
                                                           ========          ========

         Warehouse equipment financed under capital leases amounted to $320,750 and $284,750 at December 31, 2002 and December 31, 2001, respectively and accumulated depreciation related to such leased assets was $202,330 and $164,790.

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

         Due to significant and continuing losses at New Heights, in April 2001, the Company entered into the Unwinding Agreements with Casella Waste Systems, Inc. and KTI, which provided for the transfer to KTI of the equity interest owned by OTI in New Heights in return for (a) the Company's common stock held by KTI, (b) cancellation of the KTI Loan and accrued interest thereon, except for $1 million and (c) the issuance to KTI of 494,302 warrants to acquire the Company's stock. These agreements were finalized in July 2001. The net effect of the Unwinding Agreements is as follows (in thousands):

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

         As part of the Sterling Transaction, the Company granted certain selling shareholders a "Put" option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company between July 2004 and July 2005 at a minimum price of $105 per share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put is to be reviewed quarterly and any changes reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million at December 31, 2002.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):

                                At July 18, 2001

                  Current assets                    $ 21,920
                  Property, plant and equipment       18,242
                  Goodwill                             7,637
                  Deferred tax asset                   4,757
                                                    --------
                       Total assets acquired          52,556
                  Current liabilities                (16,017)
                  Long-term liabilities               (9,756)
                                                    --------
                       Total liabilities assumed     (25,773)
                  Minority interest                   (2,126)
                                                    --------
                                                    $ 24,657

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
                                                         ------
                                                         $9,888

         The following summary unaudited pro forma financial information for the periods ended December 31, 2001 and February 28, 2001 is presented as if the Unwinding Agreements described in Note 4 and the Sterling Transaction had been completed as of the beginning of fiscal 2000 (in thousands, except per share data). Fiscal 2002 reflects actual results.

                                        Fiscal 2002     Fiscal 2001      Fiscal 2000
                                        -----------     -----------      -----------
      Total revenues                     $134,317        $ 96,175         $ 92,185

      Net income (loss)                  $  4,722        $   (442)        $    798

      Net income (loss) per share        $   0.93        $  (0.09)        $   0.16

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

6.       ACQUISITION OF KINSEL HEAVY HIGHWAY CONSTRUCTION BUSINESS

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         The size of the acquisition and the amount of assets acquired were not material in relation to the Company's overall business. No goodwill was recognized in the Kinsel transaction.

7.       LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                       December 31,         December 31,
                                                                           2002                 2001
                                                                       ------------         ------------
SHH Revolving Credit Agreement, due March 2004 ..............            $ 14,010             $ 10,000
Subordinated debt, due quarterly through September 2004 .....               3,500                6,000
Subordinated zero coupon notes, due July 2005 ...............               5,917                5,283
SCPI Revolving Credit Agreement, due May 2004 ...............               2,616                2,535
Management/director notes due July 2005 .....................               2,046                1,984
Mortgage payable, due monthly through June 2016 .............               1,265                1,388
Insituform Notes due quarterly through September 2004 .......               1,400                   --
KTI Loan, due July 2005 .....................................               1,156                1,016
Convertible subordinated notes, due December 2004 ...........                 560                  500
Other .......................................................                 136                  238
                                                                         --------             --------
                                                                           32,606               28,944
Less current portion ........................................              (3,038)              (2,759)
                                                                         --------             --------
Net long-term portion .......................................            $ 29,568             $ 26,185
                                                                         ========             ========

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

Convertible Subordinated Notes

         In December 2001, in order to strengthen SCPI's working capital position, Sterling obtained funding in the amount of $500,000 principally from members of management and directors (including Messrs. Frickel,

Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) (the "Convertible Subordinated Notes"). In January 2002, two other members of management funded a further $60,000 that was used for general corporate purposes. The notes, which are convertible at any time prior to the maturity date into the Company's common stock at a price of $2.50 per share, mature and are payable in full in December 2004. Interest at 12% is payable monthly. The notes rank senior to debt issued in connection with the Sterling Transaction.

         In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a short-term loan to reduce SCPI's vendor payables in the aggregate amount of $250,000. The notes, which are subordinate to the SCPI Revolver, mature in July 2003. Interest at the annual rate of 10% is payable monthly. The notes may be prepaid without penalty.


SHH Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit with a maximum line of $17.0 million, subject to a borrowing base. The line of credit carries interest at the prime rate, subject to achievement of certain financial targets and is secured by the equipment of SHH. The balance on the SHH Revolver at December 31, 2002 was $14.0 million.

         Due to concerns stemming from SCPI's institutional lender's filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into an bank agreement for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base. The new revolver carried an interest rate equal to the prime rate plus 1%. Following the bankruptcy filing in August 2001 of a significant customer of SCPI, which created a default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and accelerate the term to April 30, 2002. Upon demonstrating SCPI's ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and extend the term to May 2003. Further amendments in fiscal 2002 extended the term of the SCPI Revolver to May 2004 and removed a limitation on borrowing. At December 31, 2002, the balance on the SCPI Revolver was $2.6 million and carried an effective rate of interest of 5.75%. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At December 31, 2002, SCPI was in compliance with its financial covenants.

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

Insituform Notes

         In September 2002, a wholly-owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments plus accrued interest thereon.. The first installment was paid in December 2002.


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

         The Company acquired certain warehouse and computer equipment through capital leases, usually with five-year lease terms, with expirations ranging from September 2003 through October 2007. Equipment financed under capital leases totaled $320,750 at December 31, 2002.

         The Company's long-term obligations mature during each fiscal year as follows (in thousands):

                              Fiscal Year
                                  2003        $ 3,038
                                  2004         19,496
                                  2005          9,262
                                  2006            130
                                  2007            130
                               Thereafter         550
                                              -------
                                              $32,606

9.       FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments, which include accounts receivable, accounts payable, the SHH and SCPI Revolver, capital lease obligations, the Convertible Subordinated Note, the Subordinated Loan and the interest rate swaps approximate their fair value at December 31, 2002 and December 31, 2001.

10.               DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal 2002, in connection with certain long-term debt, SHH entered into two interest rate swap agreements to manage exposure to fluctuations in interest rates on a portion of loan balances.

         Under the interest rate swap agreements, the Company exchanged variable rate interest on a portion of the loan balances, equal to a notional amount of $3,000,000 each, with fixed rates of 5.87% and 6.57%.

         During fiscal 2002, SHH recorded interest expense and accrued liabilities of $177,796 as a result of adjusting the carrying amounts of derivatives to reflect their fair values at December 31, 2002.

11.      INCOME TAXES AND DEFERRED TAX ASSET

         At December 31, 2002, SCPI and Sterling had net operating tax loss carry-forwards (the "Tax Benefits") of approximately $110 million, which expire in the years 2003 through 2021 and which shelter most income of SCPI, Sterling or its subsidiaries from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI's and Sterling's Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company's common stock.

         Deferred tax assets and liabilities consist of the following:

(in thousands)                                     December 31, 2002                 December 31, 2001
                                               Current        Long Term          Current        Long Term
ASSETS
Net operating loss carryforwards              $  6,920         $ 28,195         $ 17,595         $ 37,310
Reserve for bad debts                              269               --              159               --
                                              --------         --------         --------         --------
                                                 7,189           28,195           17,754           37,310
LIABILITIES
Depreciation of property and equipment              --            2,588            2,496               --
                                              --------         --------         --------         --------
Net asset before valuation allowance             7,189           25,607           17,754           34,814
Less:  valuation allowance                      (5,530)         (19,655)         (16,209)         (30,045)
                                              --------         --------         --------         --------
Net asset                                     $  1,659         $  5,952         $  1,545         $  4,769
                                              ========         ========         ========         ========

         During fiscal 2002, the valuation allowance decreased by $21.3 million due to the following:

          Expiration of net operating loss carryforwards                $16,226
          Reassessment  of valuation  allowance  based on future
          taxable income forecasts:                                       5,100
                                                                        -------
                                                                        $21,326
                                                                        =======


         As a result of the acquisition of SHH in fiscal 2001, the Company evaluated and decreased the valuation allowance on its net deferred tax asset. Management believes that more likely than not, the deferred assets will be realized based on the future earnings of both SHH and SCPI.

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

         In fiscal 1990, SCPI underwent a quasi-reorganization. As a result of this quasi-reorganization, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets when accounting for the SHH acquisition. At December 31, 2002, the Company has approximately $83 million of net operating losses that are fully reserved that relate to the period prior to the quasi-reorganization. Any subsequent reduction in the valuation allowance related to the loss carryforwards would result in an adjustment to paid-in capital.

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

         Income tax expense from continuing operations consists of the following (in thousands):

                                                                               Fiscal Year Ended

                                                              December 31,        December 31,        February 28,
                                                                  2002                2001                2001
                                                              ------------        ------------        ------------
Current tax expense ................................            $    14             $    14             $    27
(Decrease) increase in valuation allowance
for the deferred tax asset .........................             (1,516)             (4,062)              2,475
Deferred tax expense (benefit) .....................                252               4,062              (2,475)
                                                                -------             -------             -------
Income tax (benefit) expense .......................            $(1,250)            $    14             $    27
                                                                =======             =======             =======

         The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations for the following reasons (in thousands):

                                                                               Fiscal Year Ended

                                                              December 31,        December 31,        February 28,
                                                                  2002                2001                2001
                                                              ------------        ------------        ------------
Tax (expense) benefit at the U.S. federal
statutory rate .....................................            $ 1,176             $  (893)            $(2,475)
State income tax expense, net of refunds
and federal benefits ...............................                 14                  14                  27
Utilization of net operating loss carryforwards
against current taxable income .....................             (1,426)                 00                  00
Gain on disposal of equity investment ..............                 --               4,937                  --
(Decrease) increase in deferred tax asset
valuation allowance ................................             (1,516)             (4,062)              2,475
Non-deductible costs ...............................                502                  18                  --
                                                                -------             -------             -------
Income tax (benefit) expense .......................            $(1,250)            $    14             $    27
                                                                =======             =======             =======

         The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of SCPI or Sterling; at this time, such changes cannot be predicted. Sterling's estimated net operating tax loss carry-forwards at December 31, 2002 expire as follows (in thousands):

                            Fiscal Year
                            -----------
                               2003            $ 22,000
                               2004              49,000
                               2005              13,000
                               2010               2,000
                               2011               2,000
                               2017               3,000
                               2018               1,000
                            Thereafter           18,000
                                               --------
                                               $110,000
                                               ========

12.          COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

         Costs and billings on uncompleted contracts at December 31, 2002 are as follows (in thousands):

            Costs incurred on uncompleted contracts                                    $ 113,707
            Billings on uncompleted contracts                                           (114,455)
                                                                                       ---------
                                                                                       $    (748)
                                                                                       =========

         Included in accompanying balance sheets under the following captions:

            Costs in excess of billings on uncompleted contracts                       $   2,793
            Billings in excess of costs on uncompleted contracts                          (3,541)
                                                                                       ---------
                                                                                       $    (748)
                                                                                       =========

13.      STOCK OPTIONS AND WARRANTS

OPTIONS
         In fiscal 1991, the Board of Directors granted ten-year options to purchase 194,388 shares of the Company's common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the exercise price of 49,984 of such options was reduced to $2.00 per share. These options, which were fully vested, expired in January 2002, however, 84,420 of these options are subject to a standstill agreement executed as part of the Sterling Transaction that extended the expiration date beyond January 2002. Each employee's options expire upon such employee's resignation.

         In fiscal 1994, the Board of Directors and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the "1994 Omnibus Plan") and the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). Under both plans, the exercise price of options granted may not be less than the fair market value of the common stock on the date of the grant and the term of the grant may not exceed ten years.

         The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of the Company's common stock pursuant to the grant of incentive stock options to employees of Sterling and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Sterling and its subsidiaries. Subsequently, the number of options available under the plan was increased to 1,150,000 shares. The options generally vest over a four year period and expire ten years from the date of the grant. In fiscal 2002, 13,500 of these options were exercised at a price of $1.07 per share.

         The Director Plan (a "formula plan") provided for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who were not employees of the Company. The plan provided that on every May 1, each non-employee director holding office on such date would automatically receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director's options expire upon such director's resignation. The final seven thousand options which remained under the plan were issued in May 2001. Messrs. Pirasteh, Polak and Sergi, following their resignations from the Board of Directors in July 2001, exercised their options under the director plan aggregating 12,498 shares, at prices ranging from $0.75 to $1.06 per share, for net proceeds to the Company of $12,164.

         In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The

1998 Omnibus Plan provides for the issuance of 700,000 shares. Stock options granted under the plan generally vest over a three-year period. Messrs. Pirasteh and Sergi exercised the options granted to them under the plan following their resignation from the Board in July 2001, for an aggregate of 100,000 shares, for net proceeds to the Company of $50,000.

         In fiscal 2001, the shareholders ratified the 1998 Omnibus Stock Plan and the Board of Directors approved the 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan"). The 2001 Stock Incentive Plan provides for the issuance of incentive stock awards for up to 500,000 shares of common stock, under which stock options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company's and its subsidiaries' officers, employees, directors, consultants and advisors are eligible to be granted awards under the plan. Stock options generally vest over time and can be exercised no more than 10 years after the date of the grant. In July 2001, 97,400 options were granted to certain employees of SHH and to non-employee directors. In July 2002, 55,900 options were granted to certain employees of SHH. The plan also provides for stock grants, but none have been made as of December 31, 2002.

         The following tables summarize the activity under the five plans:

                                           1991 Plan                    Director Plan                1994 Omnibus Plan
                                     Shares       Price range       Shares      Price range       Shares       Price range
                                     -------      -----------       ------      -----------       ------       -----------
         Outstanding at 2/00:        128,573       $2.00-2.75       75,000       $0.84-3.38       893,684       $0.88-3.88
         Granted                                                    18,000       $     1.06        13,500       $     1.07

         Expired/forfeited                --                            --                        (16,300)      $0.88-3.88
                                     -------                        ------                        -------
         Outstanding at 2/01:        128,573       $2.00-2.75       93,000       $0.84-3.38       890,884       $0.88-3.88
         Granted                                                     7,000       $     0.75
         Exercised                                                 (12,498)      $0.75-1.06

         Expired/forfeited                --                            --                        (24,600)      $1.00-3.38
                                     -------                        ------                        -------
         Outstanding at 12/01:       128,573       $2.00-2.75       87,502       $0.75-3.38       866,284       $0.88-3.88
         Granted                          --                            --
         Exercised                        --                            --                        (13,500)      $     1.07
         Expired/forfeited           (29,157)      $     2.00           --                        (30,000)      $1.00-3.88
                                     -------                        ------                        -------
         Outstanding at 12/02:        99,416       $     2.75       87,502       $0.75-3.38       822,784       $0.88-3.38
                                     =======                        ======                        =======

                                                      1998 Omnibus Plan (a)       2001 Stock Incentive Plan
                                                     Shares       Price range      Shares      Price range

                         Outstanding at 2/00:        641,000       $0.50-1.00
                         Granted
                         Expired/forfeited                --
                         Outstanding at 2/01:        641,000       $0.50-1.00
                                                     -------
                         Granted                                                    97,400      $     1.50
                         Exercised                  (100,000)      $     0.50
                         Expired/forfeited              (500)      $     1.00           --
                                                     -------                       -------
                         Outstanding at 12/01:       540,500       $0.50-1.00       97,400      $     1.50
                         Granted                      10,000       $     1.50       55,900      $     1.73
                         Exercised                        --                            --
                                                     -------                       -------
                         Outstanding at 12/02:       550,500       $0.50-1.50      153,300      $1.50-1.73
                                                     =======                       =======



(a) Of the options to purchase 600,000 shares granted in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The option to purchase 41,000 shares gratned in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                   Options                                        Options
                                                 outstanding                                    exercisable
                                                   Weighted         Weighted                      Weighted
        Range of                                   average           average                      average
        exercise                Number            remaining         exercise        Number        exercise
        price per                 of             contractual        price per         of         price per
          share                 shares           life (years)         share         shares         share
      $0.50 - $0.88             916,098              5.38             $0.67         916,098        $0.67
      $1.00 - $1.50             329,900              5.83             $1.24         260,227        $1.17
      $1.73 - $2.00             172,900              4.16             $1.91         117,000        $2.00
       $2.75-$3.38              294,600              1.54             $2.79         294,600        $2.79
                              ---------                                           ---------
                              1,713,498                               $1.27       1,587,925        $1.21
                              =========                                           =========

         At December 31, 2001, options to purchase 1,624,734 shares were exercisable at a weighted average exercise price of $1.25 per share.

         The weighted average fair value per share of all options granted during fiscal 2002, 2001 and 2000 was $1.45, $0.83 and $0.27, respectively.


         The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

                                    Fiscal 2002                Fiscal 2001                Fiscal 2000
                                    -----------                -----------                -----------
Risk free interest rate                4.00%                      4.50%                      6.00%
Expected volatility                    79.0%                      35.1%                      79.0%
Expected life of option             10.0 years                 10.0 years                 9.00 years
Expected dividends                     None                       None                       None

WARRANTS

         As part of the Sterling Transaction in July 2001, warrants attached to zero coupon notes were issued to certain members of SHH management, to NASCIT and to KTI. These ten-year warrants to purchase shares of the Company's common stock at $1.50 per share become exercisable 54 months from the issue date. At December 31, 2002 and December 31, 2001, there were 1,244,302 warrants outstanding.

14.      EMPLOYEE BENEFIT PLAN

         Sterling and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's Board of Directors. SHH matched $217,255 in contributions for the year ended December 31, 2002. SCPI and Sterling did not provide matching contributions.

           Total plan related expense was approximately $26,000, $74,000 and $19,000 in fiscal 2002, 2001 and 2000, respectively.

14.      OPERATING LEASES

         In December 1997, SCPI entered into an operating lease for its warehouse with an initial term that expires January 1, 2003, with one additional five-year renewal option. SCPI exercised its renewal option in late 2002. The lease requires minimum rental payments of $247,000 through December 2005, increasing to $259,000 per annum through December 2007, and payment by SCPI of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, SCPI entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one three-year renewal option. Rent escalates annually from $139,000 to $192,000.

         Operations of SHH are conducted from an owned building in Houston, Texas. SHH also leased incidental office space in Fort Worth, Texas for an initial term of two years, commencing October, 2001. In January 2002, SHH entered into a lease agreement for incidental office space in San Antonio, Texas for a term of two years.

         Through the acquisition of the Kinsel Business in September 2002, SHH acquired several equipment operating leases, with balances on the lease terms ranging from several months to approximately five years.

         Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

               Fiscal Year
               2003 ...................................   $  795
               2004 ...................................      562
               2005 ...................................      537
               2006 ...................................      532
               2007 ...................................      511
               Thereafter .............................       42
                                                          ------
               Total future minimum rental payments ...   $2,979
                                                          ======

         Total rent expense for all operating leases amounted to approximately $428,000, $313,000 and $268,000 in fiscal 2002, 2001 and 2000.

15.      SEGMENT INFORMATION

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

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each Segment's bank covenants which affect upstreaming of funds to the Company.

         The Company's operations are organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):

            Fiscal 2002                                                                                Consolidated
              Segments                      Construction        Distribution        Corporate             Total
                                            ------------        ------------        ---------             -----
Revenues ..........................          $ 111,747           $  22,570                              $ 134,317
                                             =========           =========                              =========
Operating profit (loss) ...........              7,086               1,039             (1,137)              6,988
Interest expense ..................                                                                         2,643
                                                                                                        ---------
Income before minority interest and
income taxes ......................                                                                         4,345
Minority interest expense .........                                                      (873)               (873)
Net income ........................                                                                         4,722
                                                                                                        =========
Depreciation and amortization .....          $   3,703           $     149          $       3           $   3,855
Segment assets ....................          $  49,442           $   6,906          $  16,409           $  72,757

Capital expenditures ..............          $   8,603           $     101          $       3           $   8,707

        Fiscal 2001 - ten months                                                                      Consolidated
                Segments                    Construction        Distribution          Other              Total
                                            ------------        ------------        ---------         ------------
Revenues ..........................          $  48,654           $  17,467                              $  66,121
                                             =========           =========                              =========
Operating profit (loss) ...........              2,293                 481             (1,329)              1,445
Interest expense ..................                                                                         2,193
                                                                                                        ---------
Loss before equity investment and
income taxes ......................                                                                          (748)
Net loss from equity affiliates ...                                                    (1,217)             (1,217)
Minority interest expense .........                                                      (647)               (647)

Net loss ..........................                                                                        (2,626)
                                                                                                        =========
Depreciation and amortization .....          $   1,553           $     125          $      28           $   1,706
Segment assets ....................          $  37,241           $   7,134          $  14,763           $  59,138

Capital expenditures ..............          $   1,175           $      29                 --           $   1,204


            Fiscal 2000                                                                                            Consolidated
             Segments                    Distribution        Dowling's            OTI             Corporate            Total
                                         ------------        ---------         --------           ---------        ------------
Net sales .......................          $ 20,694                                                                  $ 20,694
                                           ========                                                                  ========
Operating profit (loss) .........          $  1,018                            $   (313)          $   (504)          $    201
Interest expense ................                                                                                    $  2,688
                                                                                                                     --------
Loss before equity investment and
income taxes ....................                                                                                    $ (2,487)
Net loss in equity affiliates ...                                              $ (4,557)                             $ (4,557)
Loss from continuing operations .                                                                                    $ (7,071)
Income from disposal of
discontinued business segment ...                            $    399                                                $    399
                                                                                                                     --------
Net loss ........................                                                                                    $ (6,672)
                                                                                                                     ========
Depreciation and amortization ...          $    118                            $     53           $     30           $    201
Segment assets ..................          $  7,290                            $  9,030           $    187           $ 16,507
Investment in SHH ...............                                              $  3,473                              $  3,473
Net investment in New Heights ...                                              $  4,170                              $  4,170
Capital expenditures ............          $    126                                               $      4           $    130


         The following table shows contract revenues generated from SHH's largest customers which accounted for more than 10% of consolidated revenues in the period since completion of the Sterling Transaction in July 2001:

                                                             Fiscal year ended               Six months ended
                                                             December 31, 2002               December 31, 2001
                                                         ------------------------        ------------------------
                                                         Contract          % of          Contract          % of
                                                         Revenues        Revenues        Revenues        Revenues
                    City of Houston                       $26,044          23.3%          $18,252          27.6%
                    Houston Metropolitan Transit
                    Authority                             $51,821          46.4%          $15,593          23.6%

         Following the discontinuance of the Dowling's segment in fiscal 1999 and prior to the acquisition of SHH in July 2001, sales attributable to SCPI represented 100% of Sterling's consolidated sales. The following table shows sales to SCPI's customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

                                  Fiscal Year Ended             Fiscal Year Ended           Fiscal Year Ended
                                  December 31, 2002             December 31, 2001           February 28, 2001
                               ------------------------       -----------------------     ---------------------
                                                                  (ten months)
                                Sales        % of Sales        Sales       % of Sales     Sales      % of Sales
Warehouse Sales                $3,711           16%           $2,193           13%          *             *
Kroger                         $3,591           16%           $2,758           16%        $2,057         10%
Ames                           $2,918           13%           $3,217           18%        $3,746         18%
Giant Eagle                    $2,399           11%           $2,313           13%        $2,055         10%
American Sales                 *                  *           $1,863           11%          *             *

* did not represent more than 10% of sales

         In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July, aggregated $3.5 million, with the increase primarily attributable to sales of pet supplies.

16.      COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

         SCPI has an employment agreement with Mr. Allan that provides termination rights in the event of a defined change in control of SCPI. The rights include payments of up to twenty-four months of Mr. Allan's base salary, along with continuation of benefits and certain other payments. The agreement also provides for substantially the same provisions in the event that Mr. Allan's employment were terminated by SCPI without cause.

         Messrs. Harper and Manning and certain other officers of SHH have employment agreements with a subsidiary of SHH which provide for payments of annual salary and benefits if the executive's employment is terminated without cause.

SELF-INSURANCE

           SHH is self-insured for employee health claims. Its policy is to accrue the estimated liability for claims through December 31, 2002. The Company has obtained reinsurance coverage for the policy period from June 1, 2002 through May 31, 2003 as follows:

         - Specific excess reinsurance coverage for medical and prescription drug claims in excess of $40,000 with a maximum lifetime reimbursable of $960,000.

         - Aggregate reinsurance coverage for medical, dental and prescription drug claims with a plan year maximum of $1,000,000 for claims in excess of approximately $468,000 which is estimated based on the number of employees.

         For the twelve months ended December 31, 2002, SHH incurred approximately $848,000 in expenses related to this plan, compared with $126,000 in the prior year, which included six months of ownership by the Company.

LITIGATION

        The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

17.      MINORITY INTEREST

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

         In July 2001, the Company increased its investment in SHH from 12% to 80.1%. Accordingly, a minority interest liability of $3.6 million and $2.8 million is reflected in the consolidated balance sheet for fiscal 2002 and fiscal 2001, respectively. Minority interest expense of approximately $873,000 and $647,000 is reflected in the consolidated results of operations for fiscal 2002 and 2001, respectively.

18.  UNAUDITED SELECTED FINANCIAL DATA

         In November 2001, the Company elected to change its fiscal year end to December 31. The following tables present condensed consolidated financial information for the fiscal year ended December 31, 2002, and for the 12 months ended December 31, 2001 (unaudited) (in thousands):

                                                                                                        December 31,
                                                                                                           2001
                                                                                  December 31,          (12 months)
                   Consolidated Statements of Operations                              2002              (unaudited)
                                                                                  -----------           -----------
      Net revenues .....................................................          $   134,317           $    69,558
      Expenses, including interest expense, net of other income ........              129,972                71,183
                                                                                  -----------           -----------
      Income (loss) before loss on equity investment and income taxes ..                4,345                (1,625)
      Income from investment in SHH ....................................                   --                    62
      Loss from investment in New Heights ..............................                   --                (2,990)
                                                                                  -----------           -----------
      Loss on equity investment ........................................                   --                (2,928)
      Minority interest ................................................                 (873)                 (647)
      Current income tax expense .......................................                  (14)                  (14)
      Deferred income tax benefit ......................................                1,264                    --
                                                                                  -----------           -----------
      Net income (loss) ................................................          $     4,722           $    (3,892)
                                                                                  ===========           ===========
      Basic and diluted per share amounts:
         Basic net income (loss) .......................................          $      0.93           $     (0.76)
         Diluted net income (loss) .....................................          $      0.78           $     (0.76)
      Weighted average shares outstanding used in computation of basic
      income (loss) per share ..........................................            5,061,598             5,055,516
      Weighted average shares outstanding used in computation of
      diluted income (loss) per share ..................................            6,101,515             5,055,516

19.      RELATED PARTY TRANSACTIONS

         The Sterling Transaction was funded in part through the issuance of zero coupon notes and warrants to certain members of SHH's management, including Messrs. Patrick Manning and Harper. The zero coupon notes carry an imputed rate of interest of 12%, compounded annually, and mature in July 2005. Also as part of the Sterling Transaction, additional notes were issued to Mr. Harper and another member of SHH's management, which carry interest at 12% and mature in July 2005. The notes are subordinated to the SHH Revolver and the SCPI Revolver. Payments made on the additional notes are restricted to defined cash flows of SHH and SCPI.

         In October 1999, to fund the second tranche of SHH equity, notes were issued to Messrs. Davies and Hemsley which were to mature in April 2001. These notes were extended and restructured as part of the Sterling Transaction, now carry interest at 12% and mature in July 2005. Payment on the notes is restricted to defined cash flows of SHH and SCPI.

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

         In January 2003, certain members of management and directors (including Messrs. Harper and Hemsley) funded a further $250,000 through a short-term loan to SCPI to reduce vendor payables. The loans, which are subordinate to the SCPI Revolver, mature in July 2003. Interest at the annual rate of 10% is paid monthly.

         Mr. Robert Frickel elected a director of the Company in July 2001. Mr. Frickel's company, the R.W. Frickel Company, P.C. has provided services to SHH for many years and provided services to SHH and to the Company in fiscal 2002, primarily related to accounting and tax issues. SHH and the Company incurred fees for such services in the amount of $92,000, which SHH and the Company believe were reasonable and competitive in the marketplace.

20.      QUARTERLY FINANCIAL INFORMATION

         (UNAUDITED)               (Dollar amounts in thousands, except per share data)

Fiscal 2002 quarter ended                         March 31           June 30        September 30     December 31          Total
Revenues                                          $ 29,682          $ 33,990          $ 32,520         $ 38,125          $134.317
Gross profit                                         3,308             4,275             4,035            4,847            16,465
Income before minority interest and taxes              796             1,418             1,125            1,006             4,345
Net income                                        $    370          $    697          $  1,241         $  2,414          $  4,722

Net income per share, basic:                      $   0.07          $   0.14          $   0.25         $   0.47          $   0.93
Net income per share, diluted:                    $   0.06          $   0.12          $   0.20         $   0.40          $   0.78

Fiscal 2001 quarter ended                           May 31          August 31       November 30*     December 31*         Total
Revenues                                          $  5,719          $ 23,664          $ 30,270         $  6,468          $ 66,121
Gross profit                                           783             2,505             3,092              182             6,562
(Loss) income before minority interest
and taxes                                           (1,665)             (665)              721              356            (1,965)
Net (loss) income                                 $ (1,668)         $   (750)         $     63         $   (271)         $ (2,626)

Net (loss) income per share:                      $  (0.34)         $  (0.15)         $   0.02         $  (0.04)         $  (0.52)


* In fiscal 2001, the Board of Directors voted to change the Company's fiscal year end from the last day of February to December 31. There was no separately reported third quarter. Results for December 31 include only one month.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STERLING CONSTRUCTION COMPANY, INC.


Dated: March 26, 2003                By:     /s/ Patrick Manning
                                        -------------------------------------
                                        Patrick Manning, Chief Executive Officer
                                        (duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLES                      DATE


       /s/ Patrick Manning           Chairman of the Board       March 26, 2003
---------------------------------    Chief Executive Officer
     Patrick Manning                 Director (principal
                                     executive officer)


      /s/ Maarten D. Hemsley         Chief Financial Officer     March 26, 2003
---------------------------------    (principal financial and
Maarten D. Hemsley                   accounting officer)
                                     Director

      /s/ Joseph P. Harper           President,                  March 26, 2003
---------------------------------    Director
Joseph P. Harper


      /s/ John D. Abernathy          Director                    March 26, 2003
---------------------------------
John D. Abernathy


      /s/ Robert M. Davies           Director                    March 26, 2003
---------------------------------
Robert M. Davies


      /s/ Robert W. Frickel          Director                    March 26, 2003
---------------------------------
Robert W. Frickel


      /s/ Christopher H.B. Mills     Director                    March 26, 2003
---------------------------------
Christopher H.B. Mills

                  Section 302 Certifications for the Signatures

                  CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Patrick T. Manning, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Sterling Construction Company, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date:   March 26, 2003

                           By:        /S/ Patrick T. Manning
                                    ------------------------------------
                                    Chairman and Chief Executive Officer

                  CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

I, Maarten D. Hemsley, certify that

         1. I have reviewed this Annual Report on Form 10-K of Sterling Construction Company, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Date:   March 26, 2003

                           By:        /S/ Maarten D. Hemsley
                                    ------------------------------------
                                    Chief Financial Officer

                                                                     SCHEDULE II

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

      Column A            Column B                     Column C                      Column D           Column E
                                                                Charges to
                         Balance at          Charged to            other                                 Balance
                          beginning          costs and          accounts -         Deductions -         at end of
    Description           of period           expenses           describe          describe(A)           period
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
December 31, 2002             $588              259(C)              --                   6                 $841
December 31, 2001             $191              483(C)              --                  86                 $588
February 28, 2001             $367               30                137(B)               69                 $191

(A)      Amounts were deemed uncollectible

(B)      Relates to the disposal of Dowling's

(C)      Relates to the bankruptcy of Ames, a significant customer of SCPI