Form 10-Q
period 2003-03-31
STERLING CONSTRUCTION CO INC
filed 2003-05-15
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     March 31, 2003
                                         --------------
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

       -------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as described in Rule 12b-2 of the Exchange Act).   Yes     No  X
                                                        ---    ---

         As of May 1, 2003, 5,069,016 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES



Condensed Consolidated Balance Sheets at March 31, 2003
and December 31, 2002.......................................................  3


Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31, 2002..............................  4


Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002..............................  5


Notes to Condensed Consolidated Financial Statements........................  6

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            March 31,     December 31,
                                                                              2003             2002
                                                                           -----------    ------------
                                                                           (Unaudited)
     ASSETS
Current assets:
     Cash ............................................................      $    855       $  2,406
     Contracts receivable ............................................        28,940         22,218
     Costs and estimated earnings in excess of billings on
     uncompleted contracts ...........................................         4,371          2,793
     Trade accounts receivable, less allowance of $829 and $796,
     respectively ....................................................         4,375          3,095
     Inventories .....................................................         4,824          3,378
     Deferred tax asset...............................................         1,132          1,659
     Other ...........................................................         1,322            160
                                                                            --------       --------
               Total current assets ..................................        45,819         35,709
                                                                            --------       --------
Property and equipment, at cost ......................................        29,461         28,585

     Less accumulated depreciation ...................................        (6,870)        (5,791)
                                                                            --------       --------
                                                                              22,591         22,794
                                                                            --------       --------
Goodwill, ............................................................         7,809          7,809
Deferred tax asset (long-term) .......................................         5,798          5,952
Other assets .........................................................           350            493
                                                                            --------       --------
                                                                              13,957         14,254
                                                                            --------       --------
                                                                            $ 82,367       $ 72,757
                                                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................      $ 23,023       $ 14,634
     Accrued interest ................................................           471            396
     Billings in excess of costs and estimated earnings on uncompleted
     contracts .......................................................         6,565          3,541
     Current maturities of long-term obligations .....................         1,020          1,038
     Current maturities of long-term obligations, related parties ....         2,250          2,000
     Other accrued expenses ..........................................         2,676          2,353
                                                                            --------       --------
          Total current liabilities ..................................        36,005         23,962
                                                                            --------       --------

Long-term obligations:
     Long-term debt ..................................................        14,559         17,783
     Long-term debt, related parties .................................         9,690         10,023
     Put liability ...................................................         4,577          4,577
     Other long-term obligations .....................................         1,538          1,940
                                                                            --------       --------
                                                                              30,364         34,323
                                                                            --------       --------

Minority interest ....................................................         3,971          3,646
Commitments and contingencies ........................................            --             --

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized 1,000,000
     shares, none issued .............................................            --             --
     Common stock, par value $0.01 per share; authorized 14,000,000
     shares, 5,069,516 shares issued and outstanding .................            50             50
     Additional paid-in capital ......................................        65,876         65,871
     Deficit .........................................................       (53,898)       (55,094)
     Treasury stock, at cost, 207 common shares ......................            (1)            (1)
                                                                            --------       --------
          Total stockholders' equity .................................        12,027         10,826
                                                                            --------       --------
                                                                            $ 82,367       $ 72,757
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




                                                                 THREE MONTHS       THREE MONTHS
                                                                    ENDED              ENDED
                                                                MARCH 31, 2003     MARCH 31, 2002
                                                                --------------     --------------
Contract revenues ..........................................      $   35,679         $   23,134
Sales ......................................................           6,019              6,548
                                                                  ----------         ----------
                                                                      41,698             29,682
                                                                  ----------         ----------
Cost of contract revenues earned ...........................          31,822             20,874
Cost of goods sold, including occupancy, buying and
warehouse expenses .........................................           5,160              5,501
Selling and administrative expenses ........................           1,995              1,920
Interest expense, net of interest income ...................             600                591
                                                                  ----------         ----------
                                                                      39,577             28,886
                                                                  ----------         ----------
Income before minority interest and income
taxes.......................................................           2,121             796

Minority interest in net earnings of subsidiary ............             324                156
                                                                  ----------         ----------
Income before taxes ........................................           1,797                640

Income tax expense .........................................             601                270
Deferred taxes .............................................              --                 --
       Netincometax(benefit)expense ........................             601                270

Net income .................................................      $    1,196         $      370
                                                                  ==========         ==========

Basic and diluted net income per share:

  Basic ....................................................      $     0.24         $     0.07
  Diluted ..................................................      $     0.20         $     0.06

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:

  Basic ....................................................       5,069,016          5,055,516
  Diluted ..................................................       5,993,090          5,801,816

         The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                   Three months     Three months
                                                                      Ended            Ended
                                                                  March 31, 2003   March 31, 2002
                                                                  --------------   --------------
Cash flows from operating activities:
      Net income ..............................................      $ 1,196            $   370

      Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization.........................        1,080                882
         Gain on sale of property and equipment ...............           --                 --
         Deferred tax benefit .................................          601                270
         Increase in put liability ............................           --                122
         Minority interest in net earnings of .................          324                156
         subsidiary
      Changes in operating assets and liabilities:
         (Increase) in trade accounts receivable ..............       (1,280)            (1,895)
         (Increase) in contracts receivable ...................       (6,722)            (3,819)
         (Increase) in inventories ............................       (1,446)            (1,929)
         (Increase) in costs and estimated earnings in excess
         of billings on uncompleted contracts .................       (1,578)              (103)
         (Increase) decrease in prepaid expenses and other
         assets ...............................................         (937)               505
         Increase in accounts payable .........................        8,389              4,985
         Increase in billings in excess of costs and estimated
         earnings on uncompleted contracts ....................        3,024              1,261
         Increase in accrued compensation and other liabilities          844                825
                                                                     -------            -------
Net cash provided by operating activities .....................        3,495              1,630
                                                                     -------            -------
Cash flows from investing activities:
      Additions to property and equipment .....................         (877)            (1,012)
                                                                     -------            -------
Net cash used in investing activities .........................         (877)            (1,012)
                                                                     -------            -------
Cash flows from financing activities:
      Borrowings under long term obligations ..................           --                763
      Proceeds from issuance of long term debt ................           --                 --
      Principal payments on long-term obligations .............       (4,174)            (3,289)
      Cash paid for options exercised in fiscal 2002 ..........            5               --
                                                                     -------            -------
Net cash used in financing activities .........................       (4,169)            (2,526)
                                                                     -------            -------
Net decrease in cash ..........................................       (1,551)            (1,908)
Cash at beginning of period ...................................        2,406              2,884
                                                                     -------            -------
Cash at end of period .........................................      $   855            $   976
                                                                     =======            =======

   The accompanying notes are an integral part of this condensed consolidated financial statement.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003

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

         In January 1999 the Company made a minority investment in Sterling Construction Company, which in connection with the renaming of the Company in November 2001 was itself renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects. In October 1999 certain shareholders of SHH exercised their right to sell a second tranche of equity to Sterling. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of the Company, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the "Sterling Transaction"), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded as an investment using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment.

         In September 2002, an affiliate of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two two-year notes in the aggregate amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2002 ("fiscal 2002") as filed in the Company's Annual Report on Form 10-K.

         Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain prior years' balances have been reclassified to conform to current year presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. The Company is evaluating the impact, if any, SFAS No. 149 will have on its financial statements.

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                             Construction    Distribution
                                Segment        Segment        Total
                             ------------    ------------    -------
Balance, January 1, 2003...     $7,681         $  128         $7,809
Goodwill additions ........         --             --             --
Impairment losses .........         --             --             --
                                ------         ------         ------
Balance, March 31, 2003....     $7,681         $  128         $7,809
                                ======         ======         ======

         The Company performed impairment testing on both segments in the fourth quarter of fiscal 2002. The analysis did not indicate impairment of the Company's recorded goodwill for either segment.

4.       STOCK-BASED COMPENSATION:

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

         Prior to January 1, 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (dollars in thousands, except per share data).

                                                                    Three months ended    Thee months ended
                                                                       March 31, 2003       March 31, 2002
                                                                    ------------------    -----------------

Net income, as reported ..........................................        $  1,196             $  370
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects............................             (13)               (13)
                                                                          --------             ------
Proforma net income ..............................................        $  1,183             $  357
Basic and diluted net income per share:
Basic, as reported ...............................................        $   0.24             $ 0.07
Diluted, as reported .............................................        $   0.20             $ 0.06
Proforma, basic ..................................................        $   0.23             $ 0.07
Proforma, diluted ................................................        $   0.20             $ 0.06

5.       EARNINGS PER SHARE:

         Basic net income or loss per common share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2003 and March 31, 2002 (in thousands, except per share data):

                                                          Three months ended    Three months ended
                                                            March 31, 2003        March 31, 2002
                                                          ------------------    ------------------
Numerator:
Net income ...........................................          $1,196              $  370
Interest on convertible debt, net of tax .............              11                  11
                                                                ------              ------
Net income before interest on convertible debt .......          $1,207              $  381
                                                                ======              ======

Denominator:
Weighted average common shares outstanding - basic ...           5,069               5,056
Shares for convertible debt ..........................             224                 224
Shares for dilutive stock options and warrants .......             700                 522
                                                                ------              ------
Weighted average common shares outstanding and assumed
conversions - diluted ................................           5,993               5,802
                                                                ======              ======
Basic earnings per common share:                                $ 0.24              $ 0.07
Diluted earnings per common share:                              $ 0.20              $ 0.06


6.       SEGMENT INFORMATION

         Until July 2001, the Company operated as a wholesale distributor of automotive aftermarket accessories (the "Distribution Segment"). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the third quarter of fiscal 2000, expanded its business to include lawn and garden products. SCPI's customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains, is largely the same across its product lines.

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

         The Company's operations are therefore organized into the two operating segments included in the following table. Prior year segment information has been restated to conform to the current management of the business (in thousands):

Three months ended 3/31/2003                                                 Consolidated
Segments                         Construction   Distribution   Corporate        Total
                                 ------------   ------------   ---------     ------------
Revenues ..................       $ 35,679       $  6,019             --       $ 41,698

Operating profit (loss)....          2,521            269            (69)      $  2,721
Interest expense, net .....           (254)           (23)          (323)      $   (600)
Minority interest .........                                         (324)      $   (324)
                                                                               --------
Pre-tax income ............                                                    $  1,797
                                                                               ========
Segment assets ............       $ 54,750       $ 10,962       $ 16,655       $ 82,367



Three months ended 3/31/2002                                                 Consolidated
Segments                         Construction   Distribution   Corporate        Total
                                 ------------   ------------   ---------     ------------
Revenues .................        $ 23,134       $  6,548             --       $ 29,682

Operating profit (loss)...           1,174            474           (261)      $  1,387
Interest expense, net ....            (106)           (21)          (464)      $   (591)
Minority interest ........                                          (156)      $   (156)
                                                                               --------
Pre-tax income ...........                                                     $    640
                                                                               ========
Segment assets ...........        $ 38,858       $ 10,704       $ 14,769       $ 64,331


7.       SUBSEQUENT EVENT

         In April 2003 the Company repaid its obligation under the KTI Loan in the amount of $1,000,000 plus accrued interest of approximately $220,000. In consideration for the prepayment, 394,000 warrants for common shares of the Company's stock that were issued in connection with the KTI loan were cancelled. Casella Waste Systems, the parent company of KTI, retains 100,000 warrants, which are exercisable for common shares of the Company's stock at $1.50 per share. The warrants may be exercised after January 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. ("Oakhurst"), since renamed Sterling Construction Company, Inc. (hereinafter referred to as "Sterling" or "the Company") was designed to facilitate capital formation by Sterling while permitting Sterling and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $110 million of net operating loss carry-forwards remaining at December 31, 2002. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through dividends on such preferred stock.

         Sterling's principal business historically was the distribution of automotive aftermarket accessories, described herein as the "Distribution Segment". The Distribution Segment is conducted by SCPI under the trade name "Steel City Products" and involves the distribution of automotive parts and accessories, together with non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania. SCPI is believed to be one of the largest independent wholesale distributors of automotive accessories in the Northeastern United States.

         In January 1999 OTI made a minority investment in Sterling Construction Company, since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects, (the "Construction Segment"). Upon reaching certain performance objectives, in October 1999 certain SHH shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which $559,000 was due to Robert Davies, then the Company's Chairman and Chief Executive Officer. Under a Participation Agreement, Maarten Hemsley, then the Company's President and now its Chief Financial Officer, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The balance of the notes issued to acquire the second tranche is owed to certain directors and management of SHH, a portion of which was reflected as adjustments to additional paid-in capital. These notes were restructured as part of the Sterling Transaction whereby the Company further increased its equity percentage in SHH from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes in the aggregate amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, in billings in excess of cost and estimated earnings, and in customer receivables and contract retentions. SHH's cash requirements are also impacted by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under its line of credit.

At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI's working capital needs not financed by suppliers have been financed from cash flow, borrowings under its line of credit and other loans.

         At March 31, 2003, the Company's debt consisted of (in thousands):


         Related party notes:
              Subordinated debt ....................     $ 3,000
              Zero coupon notes ....................       6,084
              Convertible subordinated notes .......         560
              Management/director notes ............       2,296
                                                         -------
                                                          11,940
         SHH revolver ..............................       8,919
         SCPI revolver .............................       4,448
         Insituform notes ..........................       1,213
         Mortgage payable ..........................       1,234
         KTI Loan ..................................       1,192
         Equipment notes & capital leases ..........          93
         Other .....................................          18
                                                         -------
                                                         $29,057
                                                         =======

Related Party Notes

Subordinated Debt

         As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per common share. Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively, in the Sterling Transaction.

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

         In January 2003, in order to further improve SCPI's working capital position, certain members of the Company's management loaned SCPI an aggregate of $250,000 under short-term promissory notes that mature in July 2003. The notes bear interest at 10% per annum, payable monthly. The notes may be repaid after March 31, 2003 but prior to maturity as long as SCPI is in compliance with financial covenants under the SCPI Revolver and excess availability of at least $100,000 remains under the line of credit after repayment of the notes.

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets, secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In September 2002, in connection with the acquisition of the Kinsel

Business, the line of credit was amended to increase the maximum line to $17.0 million. At March 31, 2003, the balance on the SHH Revolver was $8.9 million and SHH was in compliance with covenant requirements. In March 2003 SHH agreed with its bank on a two-year extension of its bank revolving line of credit, until March 31, 2006. Reflecting recent strong cash flow and expected lower borrowing requirements, the maximum amount available under the line is to be reduced, at the request of SHH, to $14 million from $17 million.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

         In July 2001, SCPI replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base and carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In November 2002, the Revolver was again amended to extend the term to May 31, 2004 and to remove certain limitations on borrowing. At March 31, 2003, the outstanding balance on the Revolver was $4.5 million and the effective rate of interest was 5.75%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. SCPI was in compliance with its covenant requirements at March 31, 2003.

         Management believes that the SCPI Revolver and the proceeds from the Convertible Subordinated Notes and short-term notes will provide adequate funding for SCPI's working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales levels or profit margins.

KTI Loan

         In December 1998, the Company entered into a loan agreement with KTI, Inc., a subsidiary of Casella Waste Systems, Inc. (the "KTI Loan") pursuant to which KTI committed to fund a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights, a waste-to-energy facility located in Ford Heights, Illinois. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI's equity interest in New Heights.

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

         In July 2001, all except $1,000,000 of the KTI Loan and accrued interest thereon was cancelled pursuant to the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan was accounted for by a reduction for the fair value of the approximately 494,000 warrants for Sterling common stock issued to KTI, to be amortized over the life of the loan.

         In April 2003, the KTI loan of $1,000,000 plus accrued interest of approximately $220,000 was prepaid. In consideration for the prepayment, 394,000 warrants for Sterling common stock were cancelled.

Insituform Notes

         In September 2002, a wholly-owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments plus accrued interest.

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

CASH FLOWS

         Net cash provided by operating activities in the three months ended March 31, 2003 increased by approximately $1.9 million compared with the three months ended March 31, 2002. The increase was principally due to substantially improved cash flow from operations, combined with increases in levels of vendor payables, offset in part by increases in accounts receivable, due to dating to certain customers, and contracts receivable, due to expansion of the construction business.

         Compared with the prior year, net cash used in investing activities decreased by approximately $135,000 reflecting fewer purchases of capital equipment in the current year.

         In the three months ended March 31, 2003 the Company reduced its debt obligations by approximately $1.6 million, primarily due to a decrease in the SHH Revolver.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

         At March 31, 2003, there had been no material changes in the Company's financial condition since December 31, 2002, as discussed in Item 7 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

CONSTRUCTION

         For the three months ended March 31, 2003, Construction reported revenues of $35.7 million, an increase of $12.6 million, or 54% compared with the three months ended March 31, 2002. The increase was due to higher revenues on municipal contracts and the addition of the Kinsel business enhanced by generally favorable weather during the quarter.

         Gross profit for the period was $3.9 million, or 10.8% of contract revenues, compared with gross profit in the first quarter last year of $2.3 million, or 9.8% of contract revenues. Improved margins resulted principally from the mix of contracts compared with the prior year.

         SHH reported an operating profit of $2.5 million for the quarter, compared with a profit of $1.2 million last year. The improvement was due primarily to the revenue increase and improved gross margins.

         Contract backlog at SHH at March 31, 2003 was approximately $132 million, of which approximately 40% is not expected to be constructed until fiscal 2004.

Distribution

         Sales at SCPI totaled $6.0 million, a decrease of $529,000 compared with the first quarter of the prior year. The decrease was principally due to the liquidation of Ames Department Stores, a significant customer, in July 2002; sales to Ames in the first quarter of fiscal 2002 totaled approximately $1.2 million. Sales of automotive products decreased by approximately $448,000 and sales of pet products decreased by $866,000 principally due to the liquidation of

Ames Department Stores, a significant customer, in July 2002. Offsetting the decreases were sales of lawn and garden products which increased by 91% in the first quarter or by $785,000.

         Gross profit for the segment was $859,000, or 14.3% of sales, compared with gross profit in the prior year of $1.0 million, or 16.0% of sales. The decrease was due to the lower sales volumes, combined with lower margins on the increased proportion of lawn and garden products shipped in the current year.

         The Distribution Segment reported an operating profit of $269,000 in the first quarter, compared with an operating profit of $474,000 in the first quarter of the prior year. The decrease was due to the lower sales volume and lower gross margins, offset in part by reduced operating expenses.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $192,000 due primarily to lower legal, tax and shareholder expenses and to a reduction in expense related to the put liability for the three months ended March 31, 2003.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the three months ended March 31, 2003 by approximately $25,000.

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


                                  STERLING CONSTRUCTION COMPANY, INC.


Date:    May 12, 2003                By:        /s/  Patrick T. Manning.
                                              --------------------------
                                     Patrick T. Manning.
                                     Chief Executive Officer


Date:    May 12, 2003                By:        /s/  Maarten D. Hemsley
                                              -------------------------
                                     Maarten D. Hemsley
                                     Chief Financial Officer

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

Date:   May 12, 2003

                  By:        /s/ Patrick T. Manning
                           --------------------------------------
                           Chairman and Chief Executive Officer

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

Date:   May 12, 2003

                  By:        /s/ Maarten D. Hemsley
                           -----------------------------------------
                           Chief Financial Officer

                               INDEX TO EXHIBITS

No.             Description
-----    ------------------------------------------------------------------
*99.1    Certification of Patrick T. Manning, Chief Executive Officer, and
         Maarten D. Hemsley, Chief Financial Officer

------------
* filed herewith