Form 10-Q
period 2003-06-30
STERLING CONSTRUCTION CO INC
filed 2003-08-14
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:    0-19450

                       STERLING CONSTRUCTION COMPANY, INC.
                      ------------------------------------
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

   __________________________________________________________________________
   (Former name, former address, and former fiscal year, if changed from last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of August 1, 2003, 5,069,016 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at June 30, 2003
and December 31, 2002..........................................................        3

Condensed Consolidated Statements of Operations for the three
months ended June 30, 2003 and June 30, 2002...................................        4

Condensed Consolidated Statements of Operations for the six
months ended June 30, 2003 and June 30, 2002...................................        5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2003 and June 30, 2002...................................        6

Notes to Condensed Consolidated Financial Statements...........................        7

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          June 30,
                                                                            2003       December 31,
                                                                        (Unaudited)        2002
                                                                        -----------    ------------
ASSETS
Current assets:
  Cash ...............................................................    $  2,790       $  2,406
  Contracts receivable ...............................................      28,617         22,218
  Costs and estimated earnings in excess of billings on uncompleted
  contracts ..........................................................       3,069          2,793
  Trade accounts receivable, less allowance of $822 and $796,
  respectively .......................................................       2,990          3,095
  Inventories ........................................................       4,035          3,378
  Deferred tax asset .................................................       1,132          1,659
  Other ..............................................................         954            160
                                                                          --------       --------
       Total current assets ..........................................      43,587         35,709
                                                                          --------       --------
Property and equipment, at cost ......................................      31,566         28,585
  Less accumulated depreciation ......................................      (8,036)        (5,791)
                                                                          --------       --------
                                                                            23,530         22,794
                                                                          --------       --------
Goodwill, ............................................................       7,809          7,809
Deferred tax asset (long-term) .......................................       5,056          5,952
Other assets .........................................................         420            493
                                                                          --------       --------
                                                                            13,285         14,254
                                                                          --------       --------
                                                                          $ 80,402       $ 72,757
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................    $ 22,564       $ 14,634
  Accrued interest ...................................................         539            396
  Billings in excess of costs and estimated earnings on uncompleted
  contracts ..........................................................       9,582          3,541
  Current maturities of long-term obligations ........................         915          1,038
  Current maturities of long-term obligations, related parties .......       2,250          2,000
  Other accrued expenses .............................................       2,747          2,353
                                                                          --------       --------
       Total current liabilities .....................................      38,597         23,962
                                                                          --------       --------
Long-term obligations:
  Long-term debt .....................................................       8,565         17,783
  Long-term debt, related parties ....................................       9,357         10,023
  Put liability ......................................................       4,577          4,577
  Other long-term obligations ........................................       1,314          1,940
                                                                          --------       --------
                                                                            23,813         34,323
                                                                          --------       --------
Minority interest ....................................................       4,416          3,646
Commitments and contingencies ..........................................        --             --

Stockholders' equity:
  Preferred stock, par value $0.01 per share; authorized 1,000,000
  shares, none issued ................................................          --             --
  Common stock, par value $0.01 per share; authorized 14,000,000
  shares, 5,069,516 shares issued and outstanding ....................          50             50
  Additional paid-in capital .........................................      65,854         65,871
  Deficit ............................................................     (52,327)       (55,094)
  Treasury stock, at cost, 207 common shares .........................          (1)            (1)
                                                                          --------       --------
       Total stockholders' equity ....................................      13,576         10,826
                                                                          --------       --------
                                                                          $ 80,402       $ 72,757
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

                                                           THREE MONTHS           THREE MONTHS
                                                              ENDED                   ENDED
                                                          JUNE 30, 2003           JUNE 30, 2002
                                                          -------------           -------------
Contract revenues ................................         $     43,858            $     27,132
Sales ............................................                5,453                   6,858
                                                           ------------            ------------
                                                                 49,311                  33,990
                                                           ------------            ------------

Cost of contract revenues earned .................               39,407                  24,015
Cost of goods sold, including occupancy,
buying and warehouse expenses ....................                4,605                   5,700
Selling and administrative expenses ..............                1,773                   2,275
Interest expense, net of interest income .........                  692                     582
                                                           ------------            ------------
                                                                 46,477                  32,572
                                                           ------------            ------------
Income before minority interest and income
taxes ............................................                2,834                   1,418

Minority interest in net earnings of subsidiary ..                  445                     239
                                                           ------------            ------------
Income before taxes ..............................                2,389                   1,179

State income tax expense .........................                    5                       5
Income tax expense ...............................                  812                     477
                                                           ------------            ------------
    Net income tax expense ...........................              817                     482

Net income .......................................         $      1,572            $        697
                                                           ============            ============

Basic and diluted net income per share:
   Basic ............................................      $       0.31            $       0.14
   Diluted ..........................................      $       0.25            $       0.12

Weighted average number of shares
outstanding used in computing basic and
diluted per share amounts:
   Basic ............................................         5,069,016               5,055,516
   Diluted ..........................................         6,219,826               5,877,728

  The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                SIX MONTHS     SIX MONTHS
                                                                   ENDED          ENDED
                                                               JUNE 30, 2003  JUNE 30, 2002
                                                               -------------  -------------

Contract revenues ..........................................    $    79,537    $    50,266
Sales ......................................................         11,472         13,406
                                                                -----------    -----------
                                                                     91,009         63,672
                                                                -----------    -----------

Cost of contract revenues earned ...........................         71,229         44,889
Cost of goods sold, including occupancy, buying and
warehouse expenses .........................................          9,764         11,200
Selling and administrative expenses ........................          3,769          4,196
Interest expense, net of interest income ...................          1,292          1,173
                                                                -----------    -----------
                                                                     86,054         61,458
                                                                -----------    -----------
Income before minority interest and income taxes ...........          4,955          2,214

Minority interest in net earnings of subsidiary ............            769            395
                                                                -----------    -----------
Income before taxes ........................................          4,186          1,819

State income tax (benefit) expense .........................             (5)             5
Income tax expense .........................................          1,423            747
                                                                -----------    -----------
    Net income tax expense .................................          1,418            752

Net income .................................................    $     2,768    $     1,067
                                                                ===========    ===========
Basic and diluted net income per share:
    Basic ..................................................    $      0.55    $      0.21
    Diluted ................................................    $      0.45    $      0.18

Weighted average number of shares outstanding used in
computing basic and diluted per share amounts:
    Basic ..................................................      5,069,016      5,055,516
    Diluted ................................................      6,106,458      5,839,772

   The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Six months     Six months
                                                                    Ended           Ended
                                                                   June 30,       June 30,
                                                                  ----------     ----------
                                                                     2003           2002
                                                                  ----------     ----------
Cash flows from operating activities:
  Net income ...................................................  $    2,768     $    1,067
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ..............................       2,286          1,721
    (Loss) on sale of property and equipment ...................          --            (26)
    Deferred tax expense .......................................       1,423            747
    Increase in put liability ..................................          --            251
    Minority interest in net earnings of subsidiary ............         769            395
  Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts receivable ...........         105         (1,306)
    (Increase) in contracts receivable .........................      (6,399)        (4,265)
    (Increase) in inventories ..................................        (657)          (176)
    (Increase) in costs and estimated earnings in excess of
    billings on uncompleted contracts ..........................        (276)          (404)
    (Increase) decrease in prepaid expenses and other
    assets .....................................................        (721)           672
    Increase in accounts payable ...............................       7,930          3,628
    Increase (decrease) in billings in excess of costs and
    estimated earnings on uncompleted contracts ................       6,041            (31)
    Increase in accrued compensation and other
    liabilities ................................................         723            902
                                                                  ----------     ----------
Net cash provided by operating activities ......................      13,992          3,175
                                                                  ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of equipment ..............................          --             71
  Additions to property and equipment ..........................      (3,022)        (2,099)
                                                                  ----------     ----------
Net cash used in investing activities ..........................      (3,022)        (2,028)
                                                                  ----------     ----------

Cash flows from financing activities:
  Borrowings under long term obligations .......................          --            817
  Borrowings under short-term obligations ......................         250             --
  Proceeds from (cancellation) issuance of long term
  debt .........................................................         (22)            60
  Principal payments on long-term obligations ..................     (10,819)        (3,429)
  Cash paid for options exercised in fiscal 2002 ...............           5             --
                                                                  ----------     ----------
Net cash used in financing activities ..........................     (10,586)        (2,552)
                                                                  ----------     ----------

Net increase (decrease) in cash ................................         384         (1,405)
Cash at beginning of period ....................................       2,406          2,884
                                                                  ----------     ----------
Cash at end of period ..........................................  $    2,790     $    1,479
                                                                  ==========     ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003

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

         Until July 2001, the Company's principal historical business had been the distribution of products to the automotive after-market, conducted by SCPI under the trade name "Steel City Products". Although the primary business of Steel City Products continues to be its automotive aftermarket distribution business, in recent years it has expanded its distribution business to include non-food pet supplies and lawn and garden supplies. Steel City Products operates from two facilities, in McKeesport and Glassport, Pennsylvania.

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

         Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain prior year balances have been reclassified to conform to current year presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company did not experience any impact on its financial position, results of operations or cash flows from adoption of FIN No. 46.

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

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect any impact on its financial position, results of operations or cash flows from adoption of SFAS No. 150.

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                                         Construction    Distribution
                                            Segment        Segment           Total
Balance, January 1, 2003                  $   7,681        $   128          $  7,809
Goodwill additions                               --             --                --
Impairment losses                                --             --                --
                                          ---------        -------          --------
Balance, June 30, 2003                    $   7,681        $   128          $  7,809
                                          =========        =======          ========

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2003 (dollars in thousands, except per share data).

                                                          Three months ended    Thee months ended
                                                            June 30, 2003         June 30, 2002
Net income, as reported                                         $1,572                $697
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                             (13)                 (13)
                                                                ------                -----
Proforma net income                                             $1,559                $ 684
Basic and diluted net income per share:
Basic, as reported                                              $ 0.31                $0.14
Diluted, as reported                                            $ 0.25                $0.12
Proforma, basic                                                 $ 0.31                $0.14
Proforma, diluted                                               $ 0.25                $0.12

                                                           Six months ended     Six months ended
                                                            June 30, 2003        June 30, 2002
Net income, as reported                                         $2,768               $1,067
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects
                                                                   (26)                 (25)
                                                                ------               ------
Proforma net income                                             $2,742               $1,042
Basic and diluted net income per share:
Basic, as reported                                              $ 0.55               $ 0.21
Diluted, as reported                                            $ 0.45               $ 0.18
Proforma, basic                                                 $ 0.54               $ 0.21
Proforma, diluted                                               $ 0.45               $ 0.18

5.       EARNINGS PER SHARE:

         Basic net income or loss per common share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2003 and June 30, 2002 (in thousands, except per share data):

                                                          Three months ended    Three months ended
                                                             June 30, 2003         June 30, 2002
                                                          ------------------    ------------------
Numerator:
Net income                                                      $1,572               $  697
Interest on convertible debt, net of tax                            11                   11
                                                                ------               ------
Net income before interest on convertible debt                  $1,583               $  708
                                                                ======               ======

Denominator:
Weighted average common shares outstanding - basic               5,069                5,056
Shares for convertible debt                                        224                  224
Shares for dilutive stock options and warrants                     927                  598
                                                                ------               ------
Weighted average common shares outstanding and assumed
conversions - diluted                                            6,220                5,878
                                                                ======               ======

Basic earnings per common share:                                $ 0.31               $ 0.14
Diluted earnings per common share:                              $ 0.25               $ 0.12

                                                           Six months ended     Six months ended
                                                             June 30, 2003       June 30, 2002
                                                           ----------------     ----------------
Numerator:
Net income                                                      $2,768               $1,067
Interest on convertible debt, net of tax                            22                   22
                                                                ------               ------
Net income before interest on convertible debt                  $2,790               $1,089
                                                                ======               ======

                                                           Six months ended     Six months ended
                                                             June 30, 2003        June 30, 2002
                                                           ----------------     ----------------
Denominator:
Weighted average common shares outstanding - basic               5,069                5,056
Shares for convertible debt                                        224                  224
Shares for dilutive stock options and warrants                     813                  559
                                                                ------               ------
Weighted average common shares outstanding and assumed
conversions - diluted                                            6,106                5,839
                                                                ======               ======

Basic earnings per common share:                                $ 0.55               $ 0.21
Diluted earnings per common share:                              $ 0.45               $ 0.18

6.       SEGMENT INFORMATION

         Until July 2001, the Company operated as a wholesale distributor, principally of automotive aftermarket accessories (the "Distribution Segment"). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in the third quarter of fiscal 2000, expanded its business to include lawn and garden products. SCPI's customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains, is largely the same across its product lines.

         In July 2001, the Company increased its equity investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects (the "Construction Segment").

         Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each Segment's bank loan agreements.

         The Company's operations are therefore organized into the two operating segments included in the following table (in thousands):

Three months ended 6/30/2003                                                              Consolidated
Segments                                  Construction     Distribution     Corporate         Total
                                          ------------     ------------     ---------     -----------
Revenues                                    $ 43,858         $  5,453             --       $   49,311

Operating profit (loss)                        3,452              186           (112)      $    3,526
Interest expense, net                           (222)             (24)          (446)      $     (692)
Minority interest                                                               (445)      $     (445)
                                                                                           ----------
Pre-tax income                                                                             $    2,389
                                                                                           ==========

Segment assets                              $ 63,162         $  8,439        $ 8,801       $   80,402

Three months ended 6/30/2002                                                              Consolidated
Segments                                  Construction     Distribution     Corporate         Total
                                          ------------     ------------     ---------     -----------
Revenues                                    $ 27,132         $  6,858             --       $   33,990

Operating profit (loss)                        1,844              364           (208)      $    2,000
Interest expense, net                            (86)             (20)          (476)      $     (582)
Minority interest                                                               (239)      $     (239)
                                                                                           ----------
Pre-tax income                                                                             $    1,179
                                                                                           ==========

Segment assets                              $ 39,509         $  8,827        $14,463       $   62,799

Six months ended 6/30/2003                                                                Consolidated
Segments                                  Construction     Distribution     Corporate         Total
                                          ------------     ------------     ---------     ------------
Revenues                                    $ 79,537         $ 11,472             --       $   91,009

Operating profit (loss)                        5,973              456           (182)      $    6,247
Interest expense, net                           (339)             (47)          (906)      $   (1,292)
Minority interest                                                               (769)      $     (769)
                                                                                           ----------
Pre-tax income                                                                             $    4,186
                                                                                           ==========
Segment assets                              $ 63,162         $  8,439        $ 8,801       $   80,402

Six months ended 6/30/2002                                                                Consolidated
Segments                                  Construction     Distribution     Corporate         Total
                                          ------------     ------------     ---------     ------------
Revenues                                    $ 50,266         $ 13,406             --       $   63,672

Operating profit (loss)                        3,018              755           (386)      $    3,387
Interest expense, net                           (192)             (41)          (940)      $   (1,173)
Minority interest                                                               (395)      $     (395)
                                                                                           ----------
Pre-tax income                                                                             $    1,819
                                                                                           ==========

Segment assets                              $ 39,509         $  8,827        $14,463       $   62,799

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

         In January 1999 OTI made a minority investment in Sterling Construction Company, since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects, (the "Construction Segment"). Upon reaching certain performance objectives, in October 1999 certain SHH shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which notes $559,000 was due to Robert Davies, then the Company's Chairman and Chief Executive Officer. Under a Participation Agreement, Maarten Hemsley, then the Company's President and now its Chief Financial Officer, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The balance of the notes issued to acquire the second tranche was owed to certain directors and management of SHH, a portion of which was reflected as adjustments to additional paid-in capital. These notes were restructured as part of the Sterling Transaction whereby the Company further increased its equity percentage in SHH from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

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

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and comprises unique customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, the Company's President and SHH's Chief Financial Officer to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each Segment's bank loan agreements.

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

         At June 30, 2003, the Company's debt consisted of (in thousands):

Related party notes:
     Subordinated debt                      $  2,500
     Zero coupon notes                         6,251
     Convertible subordinated notes              560
     Management/director notes                 2,296
                                            --------
                                              11,607
SHH revolver                                   4,919
SCPI revolver                                  3,646
Insituform notes                                 938
Mortgage payable                               1,203
KTI Loan (paid in April, 2003)                    --
Equipment notes & capital leases                  78
Other                                             10
                                            --------
                                            $ 22,401
                                            ========

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

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, in July 2005. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable in July 2005 at $1.50 per common share. Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively, in the Sterling Transaction.

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

         In January 2003, in order to further improve SCPI's working capital position, certain members of the Company's management loaned SCPI an aggregate of $250,000 under short-term promissory notes that mature in July 2003. The notes bear interest at 10% per annum, payable monthly. In July 2003 the maturity date of the notes was extended to December 31, 2003 and the notes were guaranteed by the Company.

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, subject to achievement of certain financial targets, secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In September 2002, in connection with the acquisition of the Kinsel Business, the line of credit was amended to increase the maximum line to $17.0 million. In March 2003 SHH agreed with its bank on a two-year extension of its bank revolving line of credit, until March 31, 2006. Reflecting recent strong cash flow and expected lower borrowing requirements, the maximum amount available under the line was reduced, at the request of SHH, to $14 million from $17 million. At June 30, 2003, the balance on the SHH Revolver was $4.9 million. SHH received a waiver from its lender for its covenant requirements at June 30, 2003, due to a minor technical breach.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

         In July 2001, SCPI replaced its existing line of credit with financing from an institutional lender (the "Revolver"). The Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base and carried an interest rate equal to prime plus 1%. Due to concerns stemming from the bankruptcy filing of Ames Department Stores, a significant customer of SCPI, in August 2001, the Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In November 2002, the Revolver was again amended to extend the term to May 31, 2004 and to remove certain limitations on borrowing. At June 30, 2003, the outstanding balance on the Revolver was $3.6 million and the effective rate of interest was 5.75%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. In August 2003, the Revolver was amended to extend the maturity date to December 31, 2004, reduce the interest rate to prime plus 1% and revise certain borrowing limitations. SCPI received a waiver from the lender for its covenant requirements at June 30, 2003.

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

Other Debt and Capital Leases

         In October 1998, SCPI obtained from the Redevelopment Authority of the City of McKeesport a low-interest loan (the "Subordinated Loan"), subordinated to the SCPI Revolver, in the amount of $98,000 and carrying interest at 5% per annum. The loan, which funded leasehold improvements at SCPI, is being repaid in monthly installments through October 2003.

         In addition, SCPI has entered into certain capital leases for equipment that usually carry terms of five years, payable in monthly installments. The lease expirations range from October 2003 to October 2007.

CASH FLOWS

         Net cash provided by operating activities in the six months ended June 30, 2003 increased by approximately $10.8 million compared with the six months ended June 30, 2002. The increase was principally due to improved cash flow from operations, combined with increases in levels of Construction Segment vendor payables.

         Compared with the prior year, net cash used in investing activities increased by approximately $1.0 million reflecting more purchases of capital equipment in the current year.

         In the six months ended June 30, 2003 the Company reduced its debt obligations by approximately $8.0 million, primarily reflecting the decrease in the SHH Revolver and the prepayment of the KTI Loan in April 2003.

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

CERTIFICATION

         This Form 10-Q has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

MATERIAL CHANGES IN FINANCIAL CONDITION

         At June 30, 2003, there had been no material changes in the Company's financial condition since December 31, 2002, as discussed in Item 7 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

CONSTRUCTION

         For the three months ended June 30, 2003, Construction reported revenues of $43.9 million, an increase of $16.7 million, or 62% compared with the three months ended June 30, 2002. The increase was due to higher revenues on municipal contracts and the addition of the Kinsel business, enhanced by generally favorable weather with little rain during the quarter.

         Gross profit for the period was $4.5 million, or 10.2% of contract revenues, compared with gross profit in the second quarter last year of $3.1 million, or 11.5% of contract revenues. The decrease in gross margin resulted from the mix of contracts under construction during the current year which carried a slightly lower average margin than in the prior year.

         SHH reported an operating profit of $3.5 million for the quarter, compared with an operating profit of $1.8 million last year. The improvement was due primarily to the revenue increase and reductions in expenses.

         Contract backlog at SHH at June 30, 2003 was approximately $112 million, of which approximately 67% is not expected to be constructed until fiscal 2004. However, due to budgetary constraints affecting the Construction's principal municipal customers, revenue levels and profit margins on future contracts may not continue to reflect the current year levels.

DISTRIBUTION

         Second quarter sales at SCPI totaled $5.4 million, a decrease of $1.4 million compared with the second quarter of the prior year. Sales of automotive products decreased by approximately $951,000 and sales of pet products decreased by $714,000 principally due to the liquidation of Ames Department Stores, a significant customer, in July 2002. Offsetting the decreases were sales of lawn and garden products that increased by $260,000 in the second quarter, despite wet weather that hindered sales.

         Gross profit for the Distribution Segment was $848,000, or 15.6% of sales, compared with gross profit in the prior year of $1.2 million, or 16.9% of sales. The decrease was due to the lower sales volumes, combined with lower margins resulting principally from the increased proportion of lawn and garden products shipped in the current year.

         The Distribution Segment reported an operating profit of $186,000 in the second quarter, compared with an operating profit of $364,000 in the second quarter of the prior year. The decrease was due to the lower sales volume and lower gross margins, offset in part by reduced operating expenses.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $96,000 due primarily to lower legal, tax and shareholder expenses and to a reduction in expense related to the put liability for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

CONSTRUCTION

         For the six months ended June 30, 2003, Construction reported revenues of $79.5 million, an increase of $29.3 million, or 58% compared with the six months ended June 30, 2002. The increase was due to higher revenues on municipal contracts and the addition of the Kinsel business, enhanced by generally favorable weather during the first six months, which permitted faster average completion of contracts.

         Gross profit for the first six months was $8.3 million, or 10.4% of contract revenues, compared with gross profit in the first six months of last year of $5.4 million, or 10.7% of contract revenues. The increase in gross profit resulted primarily from the increase in contract revenues compared with the prior year.

         SHH reported an operating profit of $6.0 million for the first six months, compared with an operating profit of $3.0 million in the same period of the prior year. The improvement was due primarily to the revenue increase.

DISTRIBUTION

         First half sales at SCPI totaled $11.5 million, a decrease of $1.9 million compared with the first six months of the prior year. The decrease was principally due to the liquidation of Ames Department Stores, a significant customer of automotive and pet products, in July 2002; sales to Ames in the first six months of fiscal 2002 totaled approximately $2.4 million. Despite wet weather during much of this year's first half, sales of lawn and garden products increased by $1.0 million, mainly due to sales to new customers and to increased sales to existing customers.

         Gross profit for the distribution segment was $1.7 million, or 14.9% of sales, compared with gross profit in the prior year of $2.2 million, or 16.5% of sales. The decrease was due to the lower sales volumes, combined with lower margins resulting principally from the increased proportion of lawn and garden products shipped in the current year.

         The Distribution Segment reported an operating profit of $456,000 in the first six months of fiscal 2003, compared with an operating profit of $755,000 in the first six months of the prior year. The decrease was due to the lower sales volume and lower gross margins, offset in part by reduced operating expenses.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $208,000 due primarily to lower legal, tax and shareholder expenses and to a reduction in expense related to the put liability for the six months ended June 30, 2003.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the six months ended June 30, 2003 by approximately $27,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         *31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

         *31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

         *32.0 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

(b)      Reports on Form 8-K

             a. 8-K filed May 15, 2003, reporting release of its results of operations for the three months ended March 31, 2003.

-------------------
*filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING CONSTRUCTION COMPANY, INC.

Date: August 12, 2003                    By: /s/ Patrick T. Manning.
                                                --------------------------------
                                         Patrick T. Manning.
                                         Chief Executive Officer

Date: August 12, 2003                    By: /s/ Maarten D. Hemsley
                                                --------------------------------
                                         Maarten D. Hemsley
                                         Chief Financial Officer