Form 10-Q
period 2003-09-30
STERLING CONSTRUCTION CO INC
filed 2003-11-13
CIK 874238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

         As of November 1, 2003, 5,079,016 shares of the Registrant's Common Stock, $0.01 par value per share were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at September 30, 2003
and December 31, 2002...........................................................      3

Condensed Consolidated Statements of Operations for the three
months ended September 30, 2003 and September 30, 2002..........................      4

Condensed Consolidated Statements of Operations for the nine
months ended September 30, 2003 and September 30, 2002..........................      5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2003 and September 30, 2002..........................      6

Notes to Condensed Consolidated Financial Statements............................      7

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       September 30,  December 31,
                                                                                                           2003           2002
                                                                                                        (Unaudited)
                                                                                                       -------------   ----------
      ASSETS
Current assets:
      Cash .........................................................................................     $   7,238     $    2,406
      Contracts receivable .........................................................................        31,444         22,218
      Costs and estimated earnings in excess of billings on uncompleted
      contracts ....................................................................................         1,843          2,793
      Trade accounts receivable, less allowance of $978 and $796,
      respectively .................................................................................         2,593          3,095
      Inventories ..................................................................................         4,021          3,378
      Deferred tax asset ...........................................................................         1,659          1,659
      Other ........................................................................................           915            160
                                                                                                         ---------     ----------
                Total current assets ...............................................................        49,713         35,709
                                                                                                         ---------     ----------
Property and equipment, at cost ....................................................................        31,832         28,585
      Less accumulated depreciation ................................................................        (8,779)        (5,791)
                                                                                                         ---------     ----------
                                                                                                            23,053         22,794
                                                                                                         ---------     ----------
Goodwill ...........................................................................................         7,809          7,809
Deferred tax asset (long-term) .....................................................................         4,402          5,952
Other assets .......................................................................................           385            493
                                                                                                         ---------     ----------
                                                                                                            12,596         14,254
                                                                                                         ---------     ----------
                                                                                                         $  85,362     $   72,757
                                                                                                         =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .............................................................................     $  20,196     $   14,634
      Accrued interest .............................................................................           613            396
      Billings in excess of costs and estimated earnings on uncompleted
      contracts ....................................................................................         9,730          3,541
      Current maturities of long-term obligations ..................................................           899          1,038
      Current maturities of long-term obligations, related parties .................................         2,250          2,000
      Other accrued expenses .......................................................................         2,887          2,353
                                                                                                         ---------     ----------
           Total current liabilities ...............................................................        36,575         23,962
                                                                                                         ---------     ----------

Long-term obligations:
      Long-term debt ...............................................................................        13,327         17,783
      Long-term debt, related parties ..............................................................         9,044         10,023
      Put liability ................................................................................         4,577          4,577
      Other long-term obligations ..................................................................         1,091          1,940
                                                                                                         ---------     ----------
                                                                                                            28,039         34,323
                                                                                                         ---------     ----------

Minority interest ..................................................................................         4,870          3,646
Commitments and contingencies ......................................................................            --             --

Stockholders' equity:
      Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none
      issued .......................................................................................            --             --
      Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,069,516 shares issued
      and outstanding ..............................................................................            50             50
      Deferred compensation expense ................................................................          (146)            --
      Additional paid-in capital ...................................................................        66,009         65,871
      Deficit ......................................................................................       (50,034)       (55,094)
      Treasury stock, at cost, 207 common shares ...................................................            (1)            (1)
                                                                                                         ---------     ----------
           Total stockholders' equity ..............................................................        15,878         10,826
                                                                                                         ---------     ----------
                                                                                                         $  85,362     $   72,757
                                                                                                         =========     ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS         THREE MONTHS
                                                                                          ENDED               ENDED
                                                                                   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                                                   ------------------   ------------------
Contract revenues ..............................................................      $    36,630           $    27,458
Sales ..........................................................................            4,746                 5,062
                                                                                      -----------           -----------
                                                                                           41,376                32,520
                                                                                      -----------           -----------

Cost of contract revenues earned ...............................................           31,501                24,193
Cost of goods sold, including occupancy, buying and warehouse
expenses .......................................................................            4,072                 4,296
Selling and administrative expenses ............................................            2,470                 2,287
Interest expense, net of interest income .......................................              444                   619
                                                                                      -----------           -----------
                                                                                           38,487                31,395
                                                                                      -----------           -----------

Income before minority interest and income taxes ...............................            2,889                 1,125

Minority interest in net earnings of subsidiary ................................              454                   260
                                                                                      -----------           -----------
Income before taxes ............................................................            2,435                   865

State income tax expense .......................................................               17                     8
Current tax expense ............................................................                0                     0
Deferred tax expense (benefit) .................................................              126                  (384)
                                                                                      -----------           -----------
         Net income tax expense (benefit) ......................................              143                  (376)

Net income .....................................................................      $     2,292           $     1,241
                                                                                      ===========           ===========

Basic and diluted net income per share:
     Basic .....................................................................      $      0.45           $      0.25
     Diluted ...................................................................      $      0.34           $      0.21

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:
     Basic .....................................................................        5,073,349             5,055,516
     Diluted ...................................................................        6,712,633             5,901,231

   The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   NINE MONTHS           NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                                SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                                ------------------    ------------------
Contract revenues .......................................................          $   116,167           $    77,724
Sales ...................................................................               16,218                18,468
                                                                                   -----------           -----------
                                                                                       132,385                96,192
                                                                                   -----------           -----------

Cost of contract revenues earned ........................................              102,730                69,082
Cost of goods sold, including occupancy, buying and warehouse
expenses ................................................................               13,836                15,497
Selling and administrative expenses .....................................                6,238                 6,482
Interest expense, net of interest income ................................                1,736                 1,792
                                                                                   -----------           -----------
                                                                                       124,540                92,853
                                                                                   -----------           -----------

Income before minority interest and income taxes ........................                7,845                 3,339

Minority interest in net earnings of subsidiary .........................                1,224                   655
                                                                                   -----------           -----------
Income before taxes .....................................................                6,621                 2,684

State income tax expense ................................................                   12                    15
Current tax expense .....................................................                    0                     0
Deferred tax expense ....................................................                1,549                   361
                                                                                   -----------           -----------
         Net income tax expense .........................................                1,561                   376

Net income ..............................................................          $     5,060           $     2,308
                                                                                   ===========           ===========

Basic and diluted net income per share:
     Basic ..............................................................          $      1.00           $      0.46
     Diluted ............................................................          $      0.80           $      0.39

Weighted average number of shares outstanding used in computing basic and diluted per share amounts:
     Basic ..............................................................            5,070,084             5,055,516
     Diluted ............................................................            6,308,516             5,860,258

   The accompanying notes are an integral part of these condensed consolidated financial statements

               STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Nine months          Nine months
                                                                                                  Ended                Ended
                                                                                           September 30, 2003    September 30, 2002
                                                                                           ------------------    ------------------
Cash flows from operating activities:
       Net income ......................................................................       $    5,060           $    2,308
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ...............................................            3,582                2,680
           Gain (loss) on sale of property and equipment ...............................                8                  (39)
           Deferred compensation expense ...............................................                5                   --
           Deferred tax expense ........................................................            1,549                   --
           Increase in put liability ...................................................               --                  384
           Minority interest in net earnings of subsidiary .............................            1,224                  655
       Changes in operating assets and liabilities:
           Decrease (increase) in trade accounts receivable ............................              502                 (833)
           (Increase) in contracts receivable ..........................................           (9,226)              (5,141)
           (Increase) in inventories ...................................................             (643)                (186)
           Decrease (increase) in costs and estimated earnings in excess of billings
           on uncompleted contracts ....................................................              950               (1,239)
           (Increase) decrease in prepaid expenses and other
           assets ......................................................................             (647)                 394
           Increase in accounts payable ................................................            5,562                4,467
           Increase (decrease) in billings in excess of costs and estimated earnings
           on uncompleted contracts ....................................................            6,189                 (709)
           Increase in accrued compensation and other liabilities ......................            1,126                2,544
                                                                                               ----------           ----------
Net cash provided by operating activities ..............................................           15,241                5,285
                                                                                               ----------           ----------

Cash flows from investing activities:
       Net cash paid upon acquisition of Kinsel ........................................               --               (2,662)
       Proceeds from sale of equipment .................................................              (53)                  94
       Additions to property and equipment .............................................           (3,797)              (3,577)
                                                                                               ----------           ----------
Net cash used in investing activities ..................................................           (3,850)              (6,145)
                                                                                               ----------           ----------

Cash flows from financing activities:
       Borrowings under long term obligations ..........................................               --                1,822
       Borrowings under short-term obligations .........................................              250                   --
       Proceeds from (cancellation) issuance of long term debt .........................              (18)                  --
       Principal payments on long-term obligations .....................................           (6,796)              (2,198)
       Cash received for options exercised .............................................                5                   --
                                                                                               ----------           ----------
Net cash used in financing activities ..................................................           (6,559)                (376)
                                                                                               ----------           ----------

Net increase (decrease) in cash ........................................................            4,832               (1,236)
Cash at beginning of period ............................................................            2,406                2,884
                                                                                               ----------           ----------
Cash at end of period ..................................................................       $    7,238           $    1,648
                                                                                               ==========           ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

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

         In September 2002, an affiliate of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC was engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes in the aggregate amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

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

         Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain prior year balances have been reclassified to conform to current year presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after December 15, 2003 for all other variable interest entities. The Company did not experience any impact on its financial position, results of operations or cash flows from adoption of FIN No. 46.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect that adoption of SFAS No. 149 will have an impact on its financial statements.

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

3.       GOODWILL

         The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

                                                      Construction      Distribution
                                                        Segment            Segment          Total
Balance, January 1, 2003                                $  7,681           $ 128           $7,809
Goodwill additions                                           --               --               --
Impairment losses                                            --               --               --
                                                       --------            -----           ------
Balance, September 30, 2003                            $  7,681            $ 128           $7,809
                                                       ========            =====           ======

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2003 and September 30, 2002 (dollars in thousands, except per share data).

                                                                                Three months      Thee months
                                                                                    ended            ended
                                                                                September 30,    September 30,
                                                                                    2003             2002
Net income, as reported                                                           $  2,292         $  1,241
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects                     (13)             (13)
                                                                                  --------         --------
Proforma net income                                                               $  2,279         $  1,228
Basic and diluted net income per share:
Basic, as reported                                                                $   0.45         $   0.25
Diluted, as reported                                                              $   0.34         $   0.21
Proforma, basic                                                                   $   0.45         $   0.24
Proforma, diluted                                                                 $   0.34         $   0.21



                                                                                 Nine months      Nine months
                                                                                    ended            ended
                                                                                September 30,    September 30,
                                                                                     2003            2002
Net income, as reported                                                           $  5,060         $  2,308
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects                     (38)             (38)
                                                                                  --------         --------
Proforma net income                                                               $  5,022         $  2,270
Basic and diluted net income per share:
Basic, as reported                                                                $   1.00         $   0.46
Diluted, as reported                                                              $   0.80         $   0.39
Proforma, basic                                                                   $   0.99         $   0.45
Proforma, diluted                                                                 $   0.80         $   0.39

         In August 2003 60,800 options were granted to certain employees of SHH at the then market price of $3.05 per share. These options have a ten-year life and generally vest over five years, beginning in August 2004. Compensation expense of $5,000 was recorded in the Company's results of operations during the third quarter of fiscal 2003.

5.       EARNINGS PER SHARE:

         Basic net income or loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2003 and September 30, 2002 (in thousands, except per share data):

                                                                                Three months     Three months
                                                                                   ended             ended
                                                                                September 30,    September 30,
                                                                                -------------    -------------
                                                                                    2003             2002
                                                                                -------------    -------------
Numerator:
Net income                                                                         $ 2,292          $1,241
Interest on convertible debt, net of tax                                                11              11
                                                                                   -------          ------
Net income before interest on convertible debt                                     $ 2,303          $1,252
                                                                                   =======          ======

Denominator:
Weighted average common shares outstanding - basic                                   5,073           5,056
Shares for convertible debt                                                            224             224
Shares for dilutive stock options and warrants                                       1,416             621
                                                                                   -------          ------
Weighted average common shares outstanding and assumed conversions - diluted         6,713           5,901
                                                                                   =======          ======

Basic earnings per common share:                                                   $  0.45          $ 0.25
Diluted earnings per common share:                                                 $  0.34          $ 0.21

                                                                                 Nine months      Nine months
                                                                                    ended           ended
                                                                                September 30,    September 30,
                                                                                -------------    -------------
                                                                                     2003            2002
                                                                                -------------    -------------
Numerator:
Net income                                                                         $5,060           $ 2,308
Interest on convertible debt, net of tax                                               33                33
                                                                                   ------           -------
Net income before interest on convertible debt                                     $5,093           $ 2,341
                                                                                   ======           =======

Denominator:
Weighted average common shares outstanding - basic                                  5,070             5,056
Shares for convertible debt                                                           224               224
Shares for dilutive stock options and warrants                                      1,015               580
                                                                                   ------           -------
Weighted average common shares outstanding and assumed conversions - diluted        6,309             5,860
                                                                                   ======           =======

Basic earnings per common share:                                                   $ 1.00           $  0.46
Diluted earnings per common share:                                                 $ 0.80           $  0.39

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

         The Company's operations are therefore organized into the two operating segments included in the following table (in thousands):

Three months ended 9/30/2003                                                                      Consolidated
Segments                                                 Construction   Distribution   Corporate      Total
                                                         ------------   ------------   ---------      -----
Revenues                                                   $ 36,630       $  4,746           --     $ 41,376
Operating profit (loss)                                       3,431              8         (106)    $  3,333
Interest expense, net                                           (79)           (23)        (342)    $   (444)
Minority interest                                                                          (454)    $   (454)
                                                                                                    --------

Three months ended 9/30/2003                                                                      Consolidated
Segments                                                 Construction   Distribution   Corporate      Total
                                                         ------------   ------------   ---------      -----
Pre-tax income                                                                                      $  2,435
                                                                                                    ========

Segment assets                                             $ 64,373       $  7,811     $ 13,178     $ 85,362

Three months ended 9/30/2002                                                                      Consolidated
Segments                                                 Construction   Distribution   Corporate      Total
                                                         ------------   ------------   ---------      -----
Revenues                                                   $ 27,458       $  5,062           --     $ 32,520
Operating profit (loss)                                       2,005            (90)        (171)    $  1,744
Interest expense, net                                           (91)           (19)        (509)    $   (619)
Minority interest                                                                          (260)    $   (260)
                                                                                                    --------
Pre-tax income                                                                                      $    865
                                                                                                    ========

Segment assets                                             $ 46,558       $  8,193     $ 15,230     $ 69,981

Nine months ended 9/30/2003                                                                       Consolidated
Segments                                                 Construction   Distribution   Corporate      Total
                                                         ------------   ------------   ---------      -----
Revenues                                                   $ 116,167     $  16,218            --     $ 132,385
Operating profit (loss)                                        9,404           463          (286)    $   9,581
Interest expense, net                                           (321)          (70)       (1,345)    $  (1,736)
Minority interest                                                                         (1,224)    $  (1,224)
                                                                                                     ---------
Pre-tax income                                                                                       $   6,621
                                                                                                     =========

Segment assets                                             $  64,373     $   7,811     $  13,178     $  85,362

Nine months ended 9/30/2002                                                                       Consolidated
Segments                                                 Construction   Distribution   Corporate      Total
                                                         ------------   ------------   ---------      -----
Revenues                                                   $ 77,724       $ 18,468           --     $ 96,192
Operating profit (loss)                                       5,023            663         (555)    $  5,131
Interest expense, net                                          (283)           (60)      (1,449)    $ (1,792)
Minority interest                                                                          (655)    $   (655)
                                                                                                    --------
Pre-tax income                                                                                      $  2,684
                                                                                                    ========

Segment assets                                             $ 46,558       $  8,193     $ 15,230     $ 69,981

7.       PUT RESTRUCTURING

         As part of the July 2001 transaction in which SHH became an 80.1% subsidiary of the Company, the selling shareholders of SHH were granted a "Put" exercisable after July 2004 with respect to the remaining 19.9% of SHH stock. In September 2003 the Put agreement was amended to provide for the payment of the Put either totally in cash or in a prescribed combination of cash and securities over a five year period. At the same time certain other obligations that would become due when the Put is exercised were similarly restructured. As any cash to be used for payment of the Put and other obligations would be derived from borrowings under existing long-term bank facilities, these liabilities continue to be reported as long-term.

8.       REVERSE SPLIT AND DEREGISTRATION AT SCPI

         In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse split of SCPI's common stock and deregistration of the common stock of SCPI as a listed equity security. The transaction was approved by the Company; SCPI's majority stockholder. Holders of less than one share as a result of the reverse stock split are entitled to receive cash in lieu of fractional shares at the rate of $0.0168 per pre-split share (one point six eight cents).

9.       DEFERRED TAXES

         Due to the higher than expected earnings through the first three quarters of fiscal 2003, the Company reevaluated the utilization of its deferred tax asset in the third quarter. As a result, the valuation allowance was reduced by approximately $702,000 to reflect the expected utilization in fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. ("SCPI") became a special, limited purpose subsidiary of Oakhurst Company, Inc. ("Oakhurst"), since renamed Sterling Construction Company, Inc. (hereinafter referred to as "Sterling" or "the Company") was designed to facilitate capital formation by Sterling while permitting Sterling and SCPI to file consolidated tax returns so that both may utilize existing tax benefits, including approximately $110 million of net operating loss carry-forwards remaining at December 31, 2002. Through Sterling's ownership of SCPI, primarily in the form of preferred stock, Sterling retains the value of SCPI and receives substantially all of the benefit of SCPI's operations through the right to dividends on such preferred stock.

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

         In January 1999 a subsidiary of the Company, OTI, made a minority investment in Sterling Construction Company, since renamed Sterling Houston Holdings, Inc. ("SHH"). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects, (the "Construction Segment"). Upon reaching certain performance objectives, in October 1999 certain SHH shareholders exercised their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by such equity, of which notes totaling $559,000 was due to Robert Davies, then the Company's Chairman and Chief Executive Officer. Under a Participation Agreement, Maarten Hemsley, then the Company's President and now its Chief Financial Officer, funded $116,000 of the amount advanced by Mr. Davies pursuant to such Promissory Note. The balance of the notes issued to acquire the second tranche was owed to certain directors and management of SHH, a portion of which was reflected as adjustments to additional paid-in capital. These notes were restructured as part of the Sterling Transaction whereby the Company further increased its equity percentage in SHH from 12% to 80.1%. The Sterling Transaction was closed in July 2001.

         In September 2002, a wholly-owned subsidiary of SHH, Texas Sterling Construction, L.P. ("TSC") acquired the Kinsel Heavy Highway construction business (the "Kinsel Business") from a subsidiary of Insituform Technologies, Inc. ("ITI"). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments were assigned to TSC. TSC was engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel's construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes in the aggregate amount of $1.5 million, with the balance funded through additional borrowings under the SHH revolving line of credit.

         Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and comprises unique customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, the Company's President and SHH's Chief Financial Officer, to determine its financial needs. Allocation of resources among the Company's operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each Segment's bank loan agreements.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, of billings in excess of cost and estimated earnings, and of customer receivables and contract retentions. SHH's cash requirements are also impacted by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under its line of credit.

         At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI's working capital needs not financed by suppliers have been financed from cash flow, borrowings under its line of credit and other loans.

         At September 30, 2003, the Company's debt consisted of (in thousands):

Related party notes:
     Subordinated debt                               $ 2,000
     Zero coupon notes                                 6,437
     Convertible subordinated notes                      560
     Management/director notes                         2,296
                                                     -------
                                                      11,293

SHH revolver                                          10,000
SCPI revolver                                          3,327
Insituform notes                                         750
Mortgage payable                                       1,172

Equipment notes & capital leases                          69
                                                     -------
                                                     $26,611
                                                     =======

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

Subordinated Zero Coupon Notes

         The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders in SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, in July 2005. Warrants issued in connection with the notes are exercisable up to ten years from closing and first become exercisable in July 2005 at $1.50 per common share. Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively, in the Sterling Transaction.

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

         In January 2003, in order to further improve SCPI's working capital position, certain members of the Company's management loaned SCPI an aggregate of $250,000 under short-term promissory notes that were due in July 2003. The notes bear interest at 10% per annum, payable monthly. In July 2003 the maturity date of the notes was extended to December 31, 2003 and the notes were guaranteed by the Company.

Sterling Revolver and SCPI Revolver

         In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the "SHH Revolver"). The line of credit carries interest at prime, is subject to achievement of certain financial targets, is secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In September 2002, in connection with the acquisition of the Kinsel Business, the line of credit was amended to increase the maximum line to $17.0 million. In March 2003 SHH agreed with its bank on a two-year extension of its bank revolving line of credit, until March 31, 2006, and, reflecting recent strong cash flow and expected lower borrowing requirements, the maximum amount available under the line was reduced, at the request of SHH, to $14 million from $17 million. At September 30, 2003, the balance on the SHH Revolver was $10.0 million. SHH was in compliance with its financial covenants for the quarter ended September 30, 2003.

         Management believes that the SHH Revolver will provide adequate funding for SHH's working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months.

         In July 2001, SCPI replaced its existing line of credit with financing from an institutional lender (the "SCPI Revolver"). The SCPI Revolver originally was for a term of two years in the amount of $4.5 million, subject to a borrowing base and carried an interest rate equal to prime plus 1%. Due to concerns stemming from the August 2001 bankruptcy filing of Ames Department Stores, a significant customer of SCPI, the SCPI Revolver was amended to shorten the term of the line and increase the interest rate to prime plus 1.5%. Upon satisfaction to the lender of SCPI's ability to maintain sales and profitability levels, the SCPI Revolver was again amended in December 2001 to provide for a line of $5.0 million, subject to a borrowing base, and to extend the term to May 31, 2003. In November 2002, the Revolver was again amended to extend the term to May 31, 2004 and to remove certain limitations on borrowing. At September 30, 2003, the outstanding balance on the SCPI Revolver was $3.3 million and the effective rate of interest was 5.5%. The Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. In August 2003, the SCPI Revolver was amended to extend the maturity date to December 31, 2004, reduce the interest rate to prime plus 1% and revise certain borrowing limitations. SCPI received a waiver from the lender for its covenant requirements at June 30, 2003 and September 30, 2003 and paid a fee of $7,500 in connection therewith.

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

         In addition, SCPI has entered into certain capital leases for equipment that generally carry terms of five years, payable in monthly installments. The lease expirations range from October 2003 to October 2007.

CASH FLOWS

         Net cash provided by operating activities in the nine months ended September 30, 2003 increased by approximately $10.0 million over the nine months ended September 30, 2002. The increase was principally due to improved cash flow from operations, combined with increases in levels of Construction Segment billings in excess of costs on uncompleted contracts.

         Compared with the prior year, net cash used in investing activities decreased by approximately $2.3 million; the acquisition of the Kinsel business had accounted for increased investing requirements in the prior year.

         In the nine months ended September 30, 2003 the Company reduced its debt obligations by approximately $6.2 million, primarily reflecting a decrease in the SHH Revolver and the prepayment of the KTI Loan in April 2003.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         At September 30, 2003, there had been no material changes in the Company's financial condition since December 31, 2002, as discussed in Item 7 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

CONSTRUCTION

         For the three months ended September 30, 2003, Construction reported revenues of $36.6 million, an increase of $9.1 million, or 33% compared with the three months ended September 30, 2002. The increase was due to higher revenues on municipal contracts and the addition of the Kinsel business, enhanced by generally favorable weather with little rain during the quarter.

         Gross profit for the period was $5.1 million, or 14.0% of contract revenues, compared with gross profit in the third quarter last year of $3.3 million, or 11.9% of contract revenues. The increase in gross margin resulted from the increase in contract revenues which generated greater operation efficiencies and to the mix of contracts.

         SHH reported an operating profit of $3.4 million for the quarter, compared with an operating profit of $2.0 million last year. The improvement was due primarily to the revenue increase and better gross margins.

         Contract backlog at SHH at September 30, 2003 was approximately $126 million, of which approximately 67% is not expected to be constructed until fiscal 2004. Due to budgetary constraints affecting Construction's principal municipal customers, revenue levels and profit margins on future contracts may not continue to reflect the current year levels.

DISTRIBUTION

         Third quarter sales by SCPI totaled $4.7 million, a decrease of $316,000 compared with the third quarter of the prior year. Sales of automotive products decreased by approximately $308,000 and sales of pet products decreased by $99,000, in both cases principally due to the July 2002 liquidation of Ames Department Stores, a significant customer. Offsetting the decreases were sales of lawn and garden products that increased by $91,000 in the third quarter.

         Gross profit for the Distribution Segment was $675,000, or 14.2% of sales, compared with gross profit in the prior year of $766,000, or 15.1% of sales. The decrease was due to the lower sales volumes, combined with lower margins resulting principally from the increased proportion of lawn and garden products shipped in the current year.

         The Distribution Segment reported an operating profit of $8,000 in the third quarter, compared with an operating loss of $90,000 in the third quarter of the prior year. The improvement was due to reductions in operating expenses that offset the lower revenues and gross margins.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $70,000 due primarily to lower legal, tax and shareholder expenses and to a reduction in expense related to the put liability for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSTRUCTION

         For the nine months ended September 30, 2003, Construction reported revenues of $116.2 million, an increase of $38.4 million, or 49.5% compared with the nine months ended September 30, 2002. The increase was due to higher revenues on municipal contracts and the addition of the Kinsel business, enhanced by generally favorable weather during the first nine months, which permitted faster average completion of contracts.

         Gross profit for the first nine months was $13.4 million, or 11.6% of contract revenues, compared with gross profit in the first nine months of last year of $8.6 million, or 11.1% of contract revenues.

         SHH reported an operating profit of $9.4 million for the first nine months of the current year, compared with an operating profit of $5.0 million in the same period of the prior year. The improvement was due primarily to the revenue increase.

DISTRIBUTION

         First nine month sales at SCPI totaled $16.2 million, a decrease of $2.3 million compared with the first nine months of the prior year. The decrease was principally due to the July 2002 liquidation of Ames Department Stores, a significant customer of automotive and pet products; sales to Ames in the first nine months of fiscal 2002 totaled approximately $2.4 million. Despite wet weather during much of this year's first nine months, sales of lawn and garden products increased by $1.1 million, mainly due to sales to new customers and to increased sales to existing customers.

         Gross profit for the distribution segment was $2.4 million, or 14.7% of sales, compared with gross profit in the prior year of $3.0 million, or 16.1% of sales. The decrease was due to the lower sales volumes, combined with lower margins resulting principally from the increased proportion of lawn and garden products shipped in the current year.

         The Distribution Segment reported an operating profit of $463,000 in the first nine months of fiscal 2003, compared with an operating profit of $663,000 in the first nine months of the prior year. The decrease was due to the lower sales volume and lower gross margins, offset in part by reduced operating expenses.

CORPORATE

         Operating expenses at the corporate level decreased by approximately $274,000 due primarily to lower legal, tax and shareholder expenses and to a reduction in expense related to the put liability for the nine months ended September 30, 2003.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling's primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company's interest expense for the nine months ended September 30, 2003 by approximately $37,000.

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

     (a)      Exhibits

         *10.1    Put Restructuring Agreement dated September 25, 2003

         *31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

         *31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

         *32.0 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

(b)      Reports on Form 8-K

                  a. 8-K filed August 15, 2003, reporting release of its results of operations for the three and six months ended June 30, 2003.

--------------
*filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STERLING CONSTRUCTION COMPANY, INC.

Date: November 10, 2003                      By: /s/  Patrick T. Manning.
                                                 -------------------------------
                                             Patrick T. Manning.
                                             Chief Executive Officer

Date: November 10, 2003                      By: /s/  Maarten D. Hemsley
                                                 -------------------------------
                                             Maarten D. Hemsley
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

*10.1    Put Restructuring Agreement dated September 25, 2003

*31.1    Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

*31.2    Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

*32.0 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer