Form 10-K
period 2003-12-31
STERLING CONSTRUCTION CO INC
filed 2004-03-26
CIK 874238

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19450

STERLING CONSTRUCTION COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1655321
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

2751 Centerville Road Suite 3131
Wilmington, Delaware	19803
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code: (817) 416-0717

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.01 par value per share
Preferred Shares Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Second 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

     [   ] Yes [X] No

Aggregate market value at March 1, 2004 of the voting stock held by non-affiliates of the registrant: $24,191,669.

At March 1, 2004 the registrant had 5,160,196 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Business

Cautionary Statement

     This Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The cautionary statements contained in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company’s actual results in the future could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report.

Formation and history of Sterling Construction Company, Inc.

     Sterling Construction Company, Inc. (“Sterling” or “the Company”) (which until November 2001 was known as Oakhurst Company, Inc.) was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. (“SCPI”) became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owned 10% of SCPI’s outstanding common stock and all of SCPI’s Series A Preferred Stock, which was designed to facilitate the preservation of SCPI’s net operating tax loss carry-forwards and capital losses, which amounted to approximately $88 million at December 31, 2003. In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse stock split of SCPI’s common stock and the transaction was approved by the Company; SCPI’s majority shareholder. The reverse stock split of SCPI’s common stock will become effective before the end of March 2004 with the result that the Company will thereafter be SCPI’s sole shareholder.

     In January 1999, a wholly owned subsidiary of the Company Oakhurst Technology, Inc. (“OTI”) made a minority investment in Sterling Construction Company, Inc. (which in November 2001 was itself renamed Sterling Houston Holdings, Inc.) (“SHH”). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail projects. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through secured loans to OTI, of which a part was advanced by two officers and directors of Sterling and the remainder was funded by the issuance of notes to certain directors and members of the management of SHH. These loans were restructured as part of a transaction in July 2001 (the “Sterling Transaction”), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments.

     In November 2001, the Company changed its fiscal year end from the last day of February to December 31. Accordingly, this report covers the fiscal year from January 1, 2003 through December 31, 2003, (“Fiscal 2003”) and the prior year from January 1, 2002 to December 31, 2002 is referred to as “Fiscal 2002”. The transition period from March 1, 2001 to December 31, 2001 is referred to as “Fiscal 2001”. Prior fiscal years are referred to as “Fiscal 2000” (the twelve months ended February 28, 2001) and “Fiscal 1999” (the twelve months ended February 29, 2000).

     The name changes referred to above were effected in order to better reflect the change of focus of the Company. The Company reports two operating segments, “Construction”, which consists of the operations of SHH, and “Distribution” which consists of the operations of SCPI. After the transfer of its assets and liabilities to the Company, OTI was dissolved in December 2001. See Note 14 to the Consolidated Financial Statements for additional segment information.

Business Strategy

     The Company seeks to increase long-term stockholder value by achieving consistent profit from controlled revenue growth. Stockholder value is measured by increases in shareholders’ equity and by the appreciation of the value of the outstanding common stock over a period of years. In addition, the Company measures its success by the ability to attract and maintain capable employees and maintain high ethical standards.

Operating Structure

Sterling Houston Holdings, Inc. (“SHH”)
Background

     SHH was founded in Michigan in 1955 by two brothers, James and Richard Manning. In 1978, SHH relocated its business to Houston, Texas to participate in the rapid economic and population growth in that region. SHH is now one of the largest regional contractors of its kind in the Houston market engaged in the construction of underground sanitary sewers, water mains, storm sewers, paving and light rail infrastructure.

     In addition to its established operations in Houston, SHH has operated in the Dallas/Fort Worth and San Antonio markets. SHH is primarily engaged in working for local and county municipalities and agencies, and to a lesser extent, the State of Texas. SHH also occasionally undertakes projects for private developers and corporate customers.

     In September 2002, a wholly owned subsidiary of SHH, Texas Sterling Construction, L.P. (“TSC”) acquired the Kinsel Heavy Highway construction business (the “Kinsel Business”) from a subsidiary of Insituform Technologies, Inc. (“ITI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment operating leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC was engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel’s construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance paid in cash funded through additional borrowings under the SHH revolving line of credit.

     At the time the Kinsel Business was acquired, the size of the transaction and the amount of assets acquired were not material in relation to the Company’s overall business. No goodwill was recognized in the Kinsel Business transaction.

Operations

     Most of the revenues of SHH are generated through the Houston municipal market, which includes the City of Houston, the Houston Metropolitan Transit Authority and Harris County. The Company also has smaller operations in the Dallas/Fort Worth and San Antonio markets. In 1999, SHH entered the state highway business, a market that has benefited from growth in federal highway spending.

Seasonality

     Operations of SHH can be materially affected by poor weather conditions, so that generally less construction business is completed in the winter months. In particular, significant rainfall can cause construction delays adversely affecting revenues and margins on contracts in progress.

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

     There are no foreign sales.

     The following table shows contract revenues generated from SHH’s largest customers which accounted for more than 10% of revenues in fiscal 2003 and fiscal 2002. Fiscal 2001 is not included as the period of ownership by the Company was less than six months.

	Fiscal year ended		Fiscal year ended
	December 31, 2003		December 31, 2002
	Contract	% of	Contract	% of
	Revenues	Revenues	Revenues	Revenues
City of Houston	$58,441	39.2%	$26,044	23.3%
Texas Department of Transportation	$28,421	19.1%	*	*
Houston Metropolitan Transit Authority	$20,900	14.0%	$51,821	46.4%

*represents less than 10% of SHH’s revenues

     The above amounts reflect a large number of separate contracts for each customer, each contract being obtained through a competitive bidding process.

Contract Backlog

     At December 31, 2003, the backlog at SHH totaled approximately $141 million. Of this amount, approximately $107 million is scheduled to be completed within fiscal 2004, and approximately $34 million in fiscal 2005 and beyond. SHH expects to add further contracts during 2004 for construction during the year and in the future.

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

     SHH’s competitors include large national and regional construction companies as well as smaller contractors. Management is unable to determine the relative size of most competitors, which are privately-owned, but believes that SHH is one of the larger participants in its marketplace, and the largest non state-highway contractor in Houston that is engaged in municipal civil construction work.

     SHH’s size relative to its many smaller competitors in the municipal construction market gives it several advantages, including greater flexibility to manage its backlog to maximize its manpower and equipment resources, and the cost effective purchasing of materials, insurance and bonds. Since SHH owns most of the equipment required for its contracts and has the experienced manpower to handle many types of municipal civil construction, it is able to bid competitively on many categories of contracts, especially complex multi-task projects. In state highway work, SHH has encountered some difficulty in penetrating the market, where most competitors are large, regional contractors, due to the larger size of individual contracts and the different range of specialized skills required as compared with its traditional municipal contracts. However, with the acquisition of the Kinsel Business in September 2002, SHH added over 100 employees, including several key personnel with specialized skills and over 150 pieces of construction equipment that enable SHH to compete on a more equal footing in the State Highway market.

Regulation

     Management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations. However, in the last two years environmental issues have adversely impacted the rate at which certain highway contracts have been let in the Houston market.

Employees

     At December 31, 2003, SHH employed approximately 650 persons, of whom 29 were employed in the headquarters in Houston. Most of the others are field personnel. No SHH employees are represented by a labor union. Senior executives, including James Manning (founder of the business), Patrick T. Manning (also Chief Executive Officer of Sterling), Joseph P. Harper, Sr. (also President of Sterling), Terry Williamson and Anthony Colombo have many years of service with SHH and are employed under long-term contracts.

Steel City Products, Inc. (“SCPI”)
Background

     SCPI was incorporated in West Virginia in 1959 and in 1963 became known as Heck’s, Inc. Prior to 1990, Heck’s Inc. operated a Retail Division consisting of a chain of discount department stores. In September 1990, all of the assets of the Retail Division were sold to Retail Acquisition Corp. (“RAC”).

     Heck’s, Inc. was reincorporated in Delaware under the name Hallwood Industries Incorporated in fiscal 1991. The name was changed to Steel City Products, Inc. in fiscal 1993.

     The Steel City Products automotive accessories distribution business was founded in 1947 and was acquired by SCPI in 1969. In recent years SCPI expanded its business to include the distribution of non-food pet supplies and lawn and garden supplies.

Operations

     For many years SCPI distributed only automotive accessories, including functional and decorative car and truck accessories, car care products, chemicals and car repair and maintenance items. In fiscal 1996, SCPI expanded its merchandise selection to include non-food pet supplies and in fiscal 2000 added lawn and garden products. Although these products were not typical of SCPI’s historical merchandise mix, management determined that the availability of existing customers which sell pet supplies and lawn and garden products in addition to automotive accessories, combined with SCPI’s distribution expertise and infrastructure, offered opportunities to increase sales. Sales in fiscal 2003 of pet supplies and lawn and garden products represented approximately 15% and 18%, respectively, of SCPI’s total sales. SCPI’s automotive and pet distribution operations are conducted in leased facilities in McKeesport, Pennsylvania and its lawn and garden operations are conducted in leased facilities in Glassport, Pennsylvania.

     Historically, much of SCPI’s business has been performed on a service basis, which involves visits by its sales personnel to customers’ stores to count and re-order merchandise. Generally, these re-orders are transmitted electronically to SCPI’s central offices. In recent years a growing proportion of its customers electronically transmit their own orders to SCPI’s headquarters. Since many orders are generated electronically and are shipped within a few days of receipt, the size of SCPI’s order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers’ stores or are packed for onward shipment to stores via the retailers’ distribution centers. SCPI also provides price ticketing and associated services to those of its customers who request such services.

Sources of Supply

     SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 13% of its purchases for fiscal 2003. Many of the products sold by SCPI carry nationally advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

     Steel City Products generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

Seasonality

     SCPI’s automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in the winter months. As is customary in the automotive aftermarket and in the lawn and garden business, some suppliers allow extended payment terms to SCPI for such inventory build-ups.

     SCPI’s pet supply business experiences different seasonal trends from the automotive and lawn and garden businesses, but the effect of this is not material to the overall business.

     SCPI’s needs for working capital are affected by these seasonal fluctuations and other factors (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

Customer Base

     SCPI’s customers include supermarket chains, drug stores, general merchandise retail chains, automotive specialty stores, hardware stores, variety stores and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area, and since 2000 SCPI has been selling to the west coast distribution facility of one of its major customers. There are no foreign sales.

     SCPI’s customers are continually affected by changes in the retail environment, including the competitive pressures facing regional mass merchandisers and the growing influence of national automotive specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. Some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

     In its efforts to offset these trends, SCPI has in recent years added new customers, especially in the supermarket and drug store sectors, has expanded its product offerings to certain customers, has enlarged the territory that it serves and has introduced new categories of products. Management believes that these efforts have resulted in a more diverse and financially secure customer base. However, in August 2001 SCPI’s largest remaining discount chain customer, Ames Department Stores (“Ames”), filed for Chapter 11 bankruptcy protection and in July 2002, Ames liquidated its remaining business.

     SCPI’s sales in fiscal 2003 represented 12% of the Company’s consolidated sales. Reflecting the acquisition of SHH in July 2001, no single customer of SCPI accounted for more than 10% of Sterling’s consolidated revenues in fiscal 2003 or fiscal 2002. However, prior to the completion of the Sterling Transaction in July 2001, sales at SCPI represented 100% of consolidated revenues. The following table shows sales to SCPI’s customers that individually accounted for more than 10% of SCPI’s sales during the last three fiscal years (dollars in thousands):

	Fiscal Year 2002 Ended		Fiscal Year 2002 Ended		Fiscal Year 2001 Ended
	December 31, 2003		December 31, 2002		December 31, 2001
					(ten months)
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Warehouse Sales	$3,784	18%	$3,711	16%	$2,193	13%
Giant Eagle	$3,245	16%	$2,959	13%	$2,313	13%
Kroger	$3,242	16%	$3,591	16%	$2,758	16%
American Sales	$2,157	11%	*	*	$1,863	11%
Ames	$0	0%	$2,918	13%	$3,217	18%

*represents less than 10% of SCPI sales

     In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as a debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July aggregated $2.9 million. There were no sales to Ames in fiscal 2003.

     SCPI’s five largest customers accounted for approximately two-thirds of its total revenues in fiscal 2003. Management has no reason to believe that its business with any of these customers will be terminated in the foreseeable future. In the event that one of its largest customers ceased doing business with SCPI, the resulting reduction in revenues could significantly reduce profitability, unless a replacement customer was obtained.

     None of SCPI’s business is based on government contracts and there are no long-term sales contracts with any customers.

Competition

     The distribution business for automotive parts and accessories, non-food pet supplies and lawn and garden products is highly competitive, with several similar companies operating in SCPI’s market place, and many of SCPI’s suppliers also offer their products directly to retailers. Management is unable to quantify SCPI’s relative size in relation to its competitors but believes it is one of the larger independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant competitors of SCPI have gone out of business and some of SCPI’s customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management’s merchandise expertise, the breadth of merchandise offered, price, levels of service, order fill rates and order turnaround times. Management believes that SCPI’s long history, good reputation, experienced management, product selection, pricing, service levels and traditionally high order fill rates enable it to compete favorably with other distributors.

Regulation

     SCPI’s management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations.

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

     Warehouse and certain office employees of SCPI are represented by Local 636 of the International Brotherhood of Teamsters. SCPI has experienced generally good labor relations and no significant labor disputes have affected its business for many years. The union contract was extended in 2003 to December 1, 2005.

Discontinued Operations – Dowling’s Fleet Service Co., Inc.

     Dowling’s Fleet Service Co., Inc. was acquired by the Company in fiscal 1994 and was historically one of the largest regional distributors of aftermarket automotive radiators in the northeastern United States. In subsequent years, the radiator replacement market underwent significant changes, including aggressive competition, industry consolidation and direct selling by manufacturers to installers, and operating results at Dowling’s declined. In fiscal 1998, Dowling’s reported a loss of approximately $400,000 and the Company’s Board of Directors decided to dispose of the business. In June 2000, the Company entered into an agreement to dispose of Dowling’s through its merger with an importer of radiators for consideration equivalent to the amount owed at the merger closing by Dowling’s under its revolving credit agreement. The closing took place on November 29, 2000.

Company Website

     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, any amendments to those filings, recent press releases, its Code of Ethics. Audit Committee Charter and Compensation Committee Charter, together with other filings related to shareholdings.

Item 2. Properties

     In June 2001, SHH relocated its headquarters in Houston from leased facilities to a purpose-built, owned 15,000 square-foot building located on a seven-acre parcel on which its equipment repair center is also located. It also leases small offices in Grand Prairie and San Antonio, Texas.

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

Item 3. Legal Proceedings

     The Company is involved in certain claims and lawsuits occurring in the normal courts of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company. In 2003, Ames filed a preference claim against SCPI. The Company is defending the suit vigorously, however, if such defense is unsuccessful, the amount is not material to the overall financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on December 29, 2003. Shareholders re-elected each of the two Class II directors to serve for a term of three years. The following table lists the number of votes cast for, against or withheld for each nominee, as well as the number of abstentions and broker non-votes relating thereto:

Matter	For	Against	Withheld	Abstentions	Broker non-votes
Election of directors:
John D. Abernathy	2,191,993	7,623	—	—	—
Robert W. Frickel	2,191,993	7,623	—	—	—

Executive Officers of the Company

     Executive officers of the Company are as follows:

	Age	Position
Patrick T. Manning	56	Chairman of the Board, Chief Executive Officer and Director of the Company; President and Chief Executive Officer of SHH
Joseph P. Harper, Sr.	58	President, Chief Operating Officer and Director of the Company; Treasurer and Chief Financial Officer of SHH
Maarten D. Hemsley	54	Chief Financial Officer and Director of the Company
Terrance W. Allan	53	President and Chief Executive Officer of SCPI

     Patrick T. Manning. Mr. Manning joined SHH in 1971 and led its move into the Houston market in 1978. He is currently SHH’s President and Chief Executive Officer. Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors’ Association, where he served as a member of the Board of Directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972. Mr. Manning was elected Chairman of the Board and Chief Executive Officer of Sterling on July 23, 2001.

     Joseph P. Harper, Sr. Mr. Harper has been employed by SHH since 1972. Mr. Harper performs both estimating and project manager functions as well as his primary role as SHH’s Chief Financial Officer. In July 2001 the Company increased its equity investment in SHH to 80.1% (the “Sterling Transaction”) at which time Mr. Harper was elected to his current positions with the Company and as a director of SCPI.

     Maarten D. Hemsley. Mr. Hemsley has been an employee and/or director of the Company or SCPI in various capacities since 1988. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer of the Company until July 2001, and currently serves as Chief Financial Officer of both Sterling and SCPI. Since 1993, Mr. Hemsley has been President of Bryanston Management, Ltd. Since January 2001, Mr. Hemsley has also been a consultant to (and since May 2002 an employee of) North Atlantic Value LLP (part of the JO Hambro Capital Management Group), an investment management company based in the United Kingdom) as Fund Manager of Leisure & Media Venture Capital Trust, plc. Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls, of Nu Nu Nurseries, plc, a public company that operates children’s nurseries in the United Kingdom, and of a number of privately-held companies in the United States and United Kingdom.

     Terrance W. Allan Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President of SCPI in May 2000 and its Chief Executive Officer in May 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Prior to February 12, 2004, the Company’s Common Stock traded on the OTC Bulletin Board, under the symbol STCS.OB. On February 12, 2004, the Company’s stock commenced trading on the American Stock Exchange under the symbol STV.

     The following table sets forth the high and low bid prices by fiscal quarter for the Company’s common stock for fiscal years 2003 and 2002.

	Fiscal 2003		Fiscal 2002
	Quarterly High	Quarterly Low	Quarterly High	Quarterly Low
Quarter 1	$1.95	$1.16	$1.85	$1.48
Quarter 2	$2.80	$1.55	$2.05	$1.50
Quarter 3	$4.45	$2.20	$2.08	$1.60
Quarter 4	$5.35	$2.75	$1.95	$1.58

     In its first quarter through mid-March 2004, the Company’s stock has ranged from a low of $3.60 to a high of $8.20.

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     There were approximately 3,600 holders of record of the Company’s common stock on March 1, 2004.

     No cash dividends were declared or paid in fiscal years 2003, 2002 or 2001. The Company does not anticipate the declaration of cash dividends in the foreseeable future. The ability of the Company’s operating subsidiaries, SHH and SCPI, to upstream funds to Sterling for payment of dividends is limited by their respective bank credit agreements.

Item 6. Selected Financial Data

     The following table sets forth selected financial and other data of Sterling Construction Company, Inc. (formerly Oakhurst Company, Inc.) and subsidiaries and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the Consolidated Financial Statements and related Notes.

			Fiscal 2001
	Fiscal 2003	Fiscal 2002	December 31,	Fiscal 2000	Fiscal 1999
	December 31,	December 31,	2001 (c)(d)	February 28,	February 29,
	2003	2002	(ten months)	2001(a)(d)	2000(a)(d)
Operating results:
Revenues	$169,532	$134,317	$66,121	$20,694	$20,142

Income (loss) from continuing operations before income taxes	$8,924	$4,345	$(1,965)	$(7,044)	$(2,517)
Minority interest (e)	(1,627)	(873)	(647)	—	—
Current income tax expense	(246)	(14)	(14)	(27)	(10)
Deferred income tax (expense) benefit (b)	(1,632)	1,264	—	—	—

Income (loss) from continuing operations	5,419	4,722	(2,626)	(7,071)	(2,527)
Income (loss) from discontinued operations(a)	—	—	—	399	(2,456)

Net income (loss)	$5,419	$4,722	$(2,626)	$(6,672)	$(4,983)

Basic and diluted per share amounts:
Basic earnings (loss) per share from continuing operations	$1.06	$0.93	$(0.52)	$(1.43)	$(0.51)
Basic earnings (loss) per share from discontinued operations	$—	$—	$—	$0.09	$(0.49)

Basic earnings (loss) per share	$1.06	$0.93	$(0.52)	$(1.34)	$(1.00)

Basic weighted average shares outstanding	5,090	5,062	5,056	4,943	4,943

Diluted earnings (loss) per share from continuing operations	$0.84	$0.78	$(0.52)	$(1.43)	$(0.51)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$0.09	$(0.49)

Diluted earnings (loss) per share	$0.84	$0.78	$(0.52)	$(1.34)	$(1.00)

Diluted weighted average shares outstanding	6,488	6,102	5,056	4,943	4,943

Cash dividends declared	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Balance sheet statistics:
Total assets	$75,578	$72,757	$59,138	$16,507	$21,952
Long-term obligations	$22,618	$34,323	$30,241	$4,633	$13,428
Book value per share of common stock	$3.27	$2.14	$1.21	$(2.01)	$(0.66)

(a)	In fiscal 1999, the decision was made to dispose of Dowling’s. Results of operations for fiscal 1999 reflect a loss on the disposal of $2.0 million, relating primarily to the write-off of goodwill, together with an operating loss of $428,000. Results for Dowling’s have been presented as discontinued operations for all periods shown. Upon completion of the sale of Dowling’s in fiscal 2000, the Company recorded income of $399,000.

(b)	In December 2001, the Company recorded a deferred tax asset that exceeded its valuation allowance (see Note 7 to the Consolidated Financial Statements). The asset was reassessed in fiscal 2002 resulting in a tax benefit of $1.2 million. The Company continues to assess its deferred tax asset on a quarterly basis.

(c)	In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(d)	In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000 and fiscal 1999 have been restated to reflect this treatment.

(e)	Minority interest represents the 19.9% of SHH not owned by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The corporate structure resulting from the 1991 merger, whereby Steel City Products, Inc. (“SCPI”) became a special, limited purpose, majority-owned subsidiary of Oakhurst Company, Inc. (“Oakhurst”), since renamed Sterling Construction Company, Inc. (hereinafter referred to as “Sterling”) was designed to facilitate capital formation by Sterling while permitting the filing of consolidated tax returns so as to maximize existing tax benefits, including approximately $88 million of net operating loss carry-forwards at December 31, 2003. Through Sterling’s ownership of SCPI, primarily in the form of preferred stock, Sterling retained the value of SCPI and received substantially all of the benefit of SCPI’s operations through dividends on such preferred stock. In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse stock split of its outstanding common stock and the transaction was approved by the Company — SCPI’s majority shareholder. The transaction will become effective before the end of March 2004, with the result that Sterling will thereafter be SCPI’s sole shareholder.

     Until fiscal 2001, Sterling’s principal business had been the distribution of products to the automotive aftermarket, described herein as the “Distribution Segment”. Since the disposal of Dowling’s Fleet Service Company, Inc. in fiscal 2000, the remaining distribution business has been conducted by SCPI under the trade name “Steel City Products” and involves the distribution of automotive parts and accessories, non-food pet supplies and lawn and garden products from facilities in McKeesport and Glassport, Pennsylvania. SCPI is believed to be one of the largest independent wholesale distributors of automotive accessories in the Northeastern United States.

     In December 1998, Sterling formed a wholly owned subsidiary, Oakhurst Technology, Inc. (“OTI”) to invest in New Heights Recovery and Power, LLC (“New Heights”) which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI’s funding commitment to New Heights, Sterling entered into certain agreements with KTI, Inc. (“KTI”) (which subsequently merged into Casella Waste Systems, Inc., “Casella”) regarding the funding of capital improvements and start-up losses at New Heights.

     Due to significant and continuing losses incurred at New Heights, and Casella’s decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the “Unwinding Agreements”) were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI’s equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company’s common stock at $1.50 per share. The Unwinding Agreements became effective upon their release from escrow on July 3, 2001. In April 2003, the Company repaid its obligation under the KTI Loan in the amount of $1 million, plus accrued interest of approximately $220,000. In consideration of the prepayment, warrants for 394,302 shares of the Company’s common stock were cancelled.

     In January 1999 OTI made a minority investment in Sterling Construction Company, Inc., since renamed Sterling Houston Holdings, Inc. (“SHH”). SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail, herein described as the “Construction Segment”. Upon reaching certain performance objectives, in October 1999 certain Sterling shareholders exercised their right to sell a second tranche of equity to OTI. Consideration for the second equity purchase comprised secured notes issued to the selling shareholders and cash from secured loans, of which $559,000 was advanced by Robert Davies, then the Company’s Chairman and CEO. Under a Participation Agreement, Maarten Hemsley, then the Company’s President and CFO, funded $116,000 of the amount advanced by Mr. Davies. These loans were restructured as part of the Sterling Transaction in July 2001 whereby the Company increased its equity percentage in SHH from 12% to 80.1%.

     As the prior investments in SHH of $2.7 million accounted for less than 20% of SHH, the Company accounted for them under the cost method. The acquisition in July 2001 resulted in step-acquisition treatment of the prior balance. Accordingly, the results of operations of the Company have been restated to reflect its ownership of

SHH as if it had been reported as an equity investment for fiscal 2001. Equity investment income generated by SHH for fiscal 2001 was $63,000. In addition, goodwill expense of $25,000 was recorded as part of the step acquisition in fiscal 2001.

     Pursuant to the terms of the Sterling Transaction, in July 2001 Patrick T. Manning, President and Chief Executive Officer of SHH was appointed a director and Chairman and Chief Executive Officer of the Company and Joseph P. Harper, Chief Financial Officer and Treasurer of SHH, was appointed a director and President of the Company. Robert W. Frickel and Christopher H.B. Mills were also appointed to the Board at that time. Robert M. Davies, former Chairman and Chief Executive Officer, remained a director of the Company, Maarten D. Hemsley continued as Chief Financial Officer and a director of the Company and John D. Abernathy remained a director of the Company. All incumbent directors were re-elected to the Board at the Annual Stockholders’ Meeting held in October 2001. Also at that meeting stockholders approved the Company’s name change, which was intended to more accurately reflect its current major business.

     In September 2002, a wholly owned subsidiary of SHH, Texas Sterling Construction, L.P. (“TSC”) acquired the Kinsel Heavy Highway construction business (the “Kinsel Business”) from a subsidiary of Insituform Technologies, Inc. (“ITI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC was engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel’s construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance paid in cash funded through additional borrowings under the SHH revolving line of credit.

     In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse split of SCPI’s common stock and the deregistration of the common stock of SCPI as a listed equity security. The transaction was approved by the Company — SCPI’s majority stockholder. Holders of less than one share as a result of the reverse stock split are entitled to receive cash in lieu of fractional shares at the rate of $0.0168 (one point six eight cents) per pre-split share. The reverse stock split of SCPI’s common stock will be completed before the end of March 2004 with the result that the Company will thereafter be SCPI’s sole shareholder.

     Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of different customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability and capital expenditure requirements of the Construction Segment are reviewed by Joseph Harper, the Company’s President and the Chief Financial Officer of SHH, to determine its financial needs. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each of the Construction Segment and the Distribution Segment’s bank covenants which affect upstreaming of funds to the Company.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

     Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts and the valuation of long-term assets. Management evaluates all of its estimates and judgments on an on-going basis.

     Revenue Recognition: The Company uses the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Provisions are recognized in the statement of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

     Factors that can contribute to changes in estimates of contract profitability include, without limitation, site conditions that differ from those assumed in the original bid to the extent that contract remedies are unavailable, the availability and skill level of workers in the geographic location of the project, the availability and proximity of materials, the accuracy of the original bid, inclement weather and timing and coordination issues inherent in all projects, including design/build. Contract cost consists of direct costs on contracts, including labor and materials, subcontractor costs, direct overhead and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is provided using straight-line methods for construction equipment. Contract cost is recorded as incurred and revisions in contract revenue and cost estimates are reflected in the accounting period when known. If the Company projects a loss on a project the estimated loss is immediately recognized. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as weather, stage of completion and mix of contracts at different margins may cause fluctuations in gross profit achieved in different accounting periods and these fluctuations may be significant.

     A significant portion of the Construction Segment’s revenues is derived from contracts that are “fixed unit price” under which the Company is committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete or per cubic yards of earth excavated). All government contracts and many of the Company’s other contracts provide for termination of the contract for the convenience of the party contracting with the Company, with provisions to pay the Company for work performed through the date of termination.

     The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of Texas and especially the Houston area and the volume of work available to contractors. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, economic downturns, shortages of supplies or government actions.

     Valuation of Long-Term Assets: Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on operating results and financial position. Additionally, the Company had goodwill with a value of approximately $7.8 million at December 31, 2003, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”). The impairment testing required by SFAS 142 requires considerable judgment and there can be no assurance that an impairment charge will not be required in the future. The Company completed its annual impairment review for goodwill effective October 1, 2003 that did not reveal impairment of goodwill.

     Deferred Taxes: Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review and the related SHH acquisition, in fiscal 2001 the Company reduced the valuation allowance against the deferred tax asset related to the estimated utilization of the net operating losses. Due to the operating profitability of the Company in fiscal 2003 and 2002, the valuation allowance was reduced by $4.9 million and $1.5 million, respectively.

Liquidity and Capital Resources

     At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, and of billings in excess of cost and estimated earnings. SHH’s cash requirements are also impacted by its needs for capital equipment, which have generally been financed from cash flow or from borrowings under its lines of credit.

     At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers. SCPI’s working capital needs not financed by suppliers have been financed from cash flow and borrowings under its line of credit.

Contractual Obligations

     Fixed, noncancelable obligations of the Company at December 31, 2003 are as follows (in thousands):

	Payments due by period
		Less than	One – three	Three – five	More than
	Total	one year	years	years	five years
Debt	$9,228	$2,660	$6,568
Capital leases	58	22	28	8	—
Operating leases	1,763	431	881	451	—
Related party notes	9,068	2,310	6,758	—	—
Put obligation	5,578		5,578	—	—
Other long-term liabilities	1,704	686	246	220	552

	$27,399	$6,109	$20,059	$679	$552

     In connection with construction contracts in backlog and in progress, the Construction Segment has back-to-back agreements to assure the supply of required materials, services and sub-contracting. In the majority of instances pricing under these supply and sub-contract agreements is fixed at levels that were agreed when the related contract was bid and secured.

Put Liability

     As part of the Sterling Transaction, the Company granted certain selling shareholders a “Put” option for the 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put is based on a multiple of EBITDA for the 12 months immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability on the effective date of the Sterling Transaction, July 18, 2001. From the date of the transaction through December 31, 2003 the Put liability increased by $1.5 million to $5.6 million.

     Pursuant to a Restructuring Agreement entered into in September 2003, settlement of the Put, when exercised, will be made partly in cash, expected to be funded by long term borrowings under the SHH revolving line of credit, with the balance to be converted into five-year notes, a portion of which may be exchanged into common stock upon mutual agreement of the Company and the noteholders.

Financing

     At December 31, 2003, the Company’s debt consisted of (in thousands):

Related party notes:
Subordinated debt	$1,500
Subordinated zero coupon notes	5,213
Convertible subordinated notes	560
Management/director notes	1,795

9,068
SHH revolver	6,568
SCPI revolver	2,660
Insituform Notes	563
Mortgage payable	1,141
Equipment notes and capital leases	58

$20,058

Related Party Notes

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years through September 30, 2004 in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, subject to earlier payment in the event the SHH Put is exercised before such date. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to North Atlantic Smaller Companies Investment Trust (“NASCIT”) in consideration of the forgiveness of six months’ interest on such notes.

     Pursuant to a Restructuring Agreements entered into in September 2003, when the Put is exercised, triggering payment of the zero coupon notes, a portion of such notes is to be paid in cash utilizing funding from long term borrowings under SHH’s line of credit. The balance will be converted into new five-year notes, a portion of which may be exchanged into common stock upon mutual agreement of the Company and the noteholders.

Management/Director Notes

     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were issued to several members of Sterling’s management, including Joseph P. Harper, since appointed the Company’s President. Notes totaling approximately $559,000 were due to Robert Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased in July 2001 by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12% per year. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI’s business. In December 2003, prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received prepayment totaling $86,000 and Mr. Davies received prepayment totaling $411,000. Mr. Hemsley declined any prepayment of his notes.

     Pursuant to a Restructuring Agreement entered into in September 2003, when the Put is exercised, triggering payment of the Management/Director notes, one half of the notes is to be paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the balance to be converted into new five-year notes.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH. In September 2002, upon the acquisition of the Kinsel heavy highway business, the SHH Revolver was amended to provide for a maximum line of $17 million. In March 2003 SHH agreed with its bank on a two-year extension of the revolving line of credit, until March 2006. Reflecting strong cash flow and expected lower borrowing requirements, the maximum amount available under the line was reduced, at the request of SHH, to $14 million from $17 million. At December 31, 2003, the balance on the SHH Revolver was $6.6 million with an effective rate of interest of 4%, and SHH was in compliance with its covenant requirements.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months.

     Due to concerns stemming from the filing for bankruptcy by SCPI’s institutional lender, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into an agreement for a two-year bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base (the “SCPI Revolver”). The SCPI Revolver originally carried an interest rate equal to prime plus 1%. Following the bankruptcy filing in August 2001 of Ames Department Stores, a significant customer of SCPI, which created a technical default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and to accelerate the maturity to April 30, 2002. Upon demonstrating SCPI’s ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and to extend the term to May 2003. In fiscal 2002, the line of credit was further amended to extend the term to May 2004 and to remove certain limitations on borrowing and in fiscal 2003, the interest rate was reduced to prime plus 1% and the maturity date extended to December 2004. At December 31, 2003, the outstanding balance on the Revolver was $2.7 million and the effective rate of interest was 5.00%. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At December 31, 2003, SCPI was in compliance with its financial covenants.

Convertible Subordinated Notes

     In December 2001, in conjunction with the December 2001 amendment to the SCPI Revolver and in order to strengthen SCPI’s working capital position through the purchase of additional inventory, Sterling obtained funding of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively) (the “Convertible Subordinated Notes”). In January 2002, two other members of management, including Bernard Frank funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to the maturity date into the Company’s common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

     In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a $250,000 short-term loan to reduce SCPI’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which are subordinated to the SCPI Revolver, matured in July 2003, but were extended beyond that date to June 30, 2004, with the granting of a guarantee by SHH, and an increase in the interest rate to 12% per annum, effective January 2004. The notes may be prepaid without penalty.

     Management believes that the SCPI Revolver, proceeds from the Convertible Subordinated Notes and the January 2003 short-term loan of $250,000 will provide adequate funding for SCPI’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales or profit margins.

KTI Loan

     In December 1998, the Company entered into a loan agreement with KTI, Inc., a subsidiary of Casella Waste Systems, Inc. (the “KTI Loan”) pursuant to which KTI committed to fund a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights, a waste-to-energy facility located in Ford Heights, Illinois.

     In July 2001, all except $1,000,000 of the KTI Loan (and accrued interest thereon) was cancelled pursuant to the Unwinding Agreements, with the balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan has been accounted for to reflect a reduction for the fair value of the 494,302 warrants for the Company’s common stock issued to KTI, to be amortized over the life of the loan.

     In April 2003, the KTI Loan of $1,000,000 plus accrued interest of approximately $220,000 was prepaid. In consideration for the prepayment, 394,302 warrants for Sterling common stock were cancelled.

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

Insituform Note

     In September 2002, a wholly owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments through fiscal 2004 plus accrued interest thereon.

Capital Expenditures

     Capital expenditures made by Sterling and its subsidiaries during fiscal 2003 totaled $4.4 million, consisting almost exclusively of heavy construction equipment at SHH.

Tax Loss Carry-forwards

     In part as a result of its ownership of SCPI, at December 31, 2003, Sterling had net operating tax loss carry-forwards (the “Tax Benefits”) of approximately $88 million, which expire in the years 2004 through 2021 and which shelter most income of Sterling and its subsidiaries from federal income taxes. A change in control of SCPI or Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI’s and Sterling’s Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company’s common stock. Shareholdings over 5% resulting from the Sterling Transaction were approved by the Company’s Board following receipt of required opinions that these did not adversely affect the availability of the Tax Benefits. The exercise of options held by Messrs. Davies and Hemsley is subject to a standstill agreement that provides that they may not be exercised before July 2004 except with Board approval following an opinion that such exercise will not adversely affect the availability of the Tax Benefits.

     Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since Sterling’s attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to Sterling, most of its future income and that of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 9 to the Consolidated Financial Statements).

Cash Flows

     Cash flows for the past three years are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Cash and cash equivalents	$2,765	$2,406	$2,884
Net cash provided by (used in):
Operating activities	17,799	5,106	2,571
Investing activities	(4,280)	(6,902)	(10,493)
Financing activities	(13,160)	1,318	10,720
Capital expenditures	(4,350)	(4,346)	(1,204)
Working capital, December 31	6,488	11,747	8,254

     Net cash provided by operations for fiscal 2003 was $17.8 million, an increase of $12.7 million compared with prior year. The increase was due to improved operating results, combined with increases in billings in excess of costs and estimated earnings, and to increases in other accrued expenses, offset by decreases in vendor payables and increases in contracts receivable and inventories.

     Net cash provided by operations in fiscal 2002 increased from the prior year by $2.5 million. The increase was due primarily to substantially improved operating results, combined with higher levels of vendor payables and other accrued expenses, offset by increases in accounts receivable and contracts receivable, due to slower payment by customers.

     In fiscal 2003, cash used in investing activities decreased by approximately $2.6 million, due principally to the acquisition of the Kinsel business in fiscal 2002. Capital expenditures by the Company consist principally of purchases of construction equipment.

     In fiscal 2002, cash used in investing activities was $6.9 million, a decrease of $3.6 million from the prior year, which included $9.4 million related to the acquisition of SHH in July 2001.

     Financing activities used approximately $13.2 million of cash in fiscal 2003, due in part to the reduction of the SHH revolver from $14 million at the end of fiscal 2002 to $6.6 million at the end of fiscal 2003. Also in fiscal 2003, the KTI Loan was repaid in the amount of $1.2 million, and prepayments of $2 million were made on debt maturing in 2005. In fiscal 2002, financing activities provided approximately $1.3 million in cash, compared with approximately $10.7 million in fiscal 2001, which included the acquisition of SHH and increases in the SHH Revolver.

     The working capital decrease in the current year reflects the SCPI Revolver as a current liability, although it is expected to be renewed and extended beyond December 2004.

     Management does not believe that inflation has had a material negative impact on the Company’s operations or financial results during recent years. However, increases in oil prices may have an adverse effect on the Construction Segment.

Certification

     This Annual Report on Form 10-K has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

Results of Operations

     Operations include the Company’s 80.1% investment in SHH (the “Construction Segment”) and the consolidated results for SCPI, (the “Distribution Segment”). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state contracts for highway paving, bridge, water and sewer and light rail. SCPI, through its operating division, Steel City Products, is headquartered in McKeesport, Pennsylvania, and distributes automotive accessories, non-food pet supplies and lawn and garden products.

     Consolidated revenues and net income increased by 26.2% and 14.8%, respectively, from fiscal 2002. The increase in earnings resulted in an 7.7% increase in diluted earnings per share over fiscal 2002 results.

($ thousands)
Fiscal 2003	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532
Gross profit	17,825	3,055		20,880
Operating income (loss)	12,258	576	(1,837)	10,997

Fiscal 2002	Construction	Distribution	Corporate	Total
Revenues	$111,747	$22,570		$134,317
Gross profit	12,812	3,653		16,465
Operating income (loss)	7,086	1,039	(1,137)	6,988

     Fiscal Year Ended December 31, 2003 (Fiscal 2003) Compared with Fiscal Year Ended December 31, 2002 (Fiscal 2002)

Construction

     Contract revenues in fiscal 2003 totaled $149 million, an increase of $37 million, or 33% compared with fiscal 2002. The increase was due to higher revenues on municipal contracts and the effect of the full year revenues generated by the addition of contracts acquired with the Kinsel business, enhanced by generally favorable weather conditions, which permitted faster average completion of contracts.

     Gross profit was $17.8 million, or 12% of contract revenues, compared with gross profit in the prior year of $12.8 million, or 11.5% of contract revenues. The increase of $5 million was due primarily to the revenue increase and favorable market conditions.

     As a result of the increased gross profit, SHH reported operating profit of $12.2 million, compared with $7.1 million in fiscal 2002.

     Contract backlog at December 31, 2003 was approximately $141 million, an increase of approximately $3 million from the prior year. Of the $141 million, $107 million is scheduled to be completed in fiscal 2004, and $34 million is scheduled to be completed in fiscal 2005 and beyond.

Distribution

     Sales in fiscal 2003 for the Distribution segment totaled $20.5 million, a decrease of $2 million, or 9% from fiscal 2002. The decrease was due primarily to the loss of Ames business in the prior year, which totaled approximately $3.0 million in fiscal 2002. Although sales of automotive products and pet supplies decreased by $3 million, sales of lawn and garden products increased by $1.2 million, due to sales to a new customer and to increased sales to existing customers.

     Gross profit was $3.0 million, a decrease of approximately $600,000, or 16% from the prior year. The decrease was principally the result of the lower sales volumes, however margins on pet supplies increased in the current year, as such sales to Ames in the prior year were at lower gross margin.

     Operating profit in the current year was $576,000, compared with $1,039,000 in the prior year. The decrease was due to the lower sales volumes and reduced gross profit.

Corporate

     Corporate expenses increased by $700,000 due to an increase of $480,000 in the expense related to the Put, which is expected to be exercised during fiscal 2004. The increased Put liability reflects the independent valuation of SHH completed in January 2004 in connection with the goodwill impairment review and reflects the very strong operating results of SHH which will affect the Put price, which is computed on a multiple of EBITDA. In addition, the Company recorded expense of $287,000 related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003.

Fiscal Year Ended December 31, 2002 (Fiscal 2002) Compared with Fiscal Year Ended December 31, 2001 (Fiscal 2001) (ten months)

Construction

     Revenues of the Construction segment totaled approximately $112 million in fiscal 2002, compared with $49 million in fiscal 2001, which included the six months since its acquisition by the Company in July 2001. In addition, in September 2002, the Construction segment acquired the Kinsel Heavy Highway Construction business. During fiscal 2002, Construction revenues also increased due to higher revenues on city and county contracts, however, state highway business was lower than in the prior year.

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

     Contract backlog at SHH at December 31, 2002 was approximately $138 million, of which approximately 31% was not scheduled to be constructed until fiscal 2004 and beyond. Contract backlog at December 31, 2001 was $103 million.

Distribution

     Revenues of the Distribution segment in fiscal 2002 were $22.6 million, an increase of $5.1 million compared with the ten months of fiscal 2001. The increase was due in part to the longer reporting period and to higher sales of pet supplies and lawn and garden products. Sales of automotive accessories totaled $15.3 million, compared with $13.6 million for the ten months ended December 31, 2001, largely attributable to the longer reporting period. Sales of pet supplies totaled $4.8 million, an increase of $1.8 million from the prior fiscal year, due principally to sales to Ames as debtor-in-possession until it liquidated its business in July 2002. In fiscal 2002, sales of lawn and garden products totaled $2.5 million, an increase of $1.6 million compared with the prior period, which reflected the first full year of operations for the lawn and garden business.

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

Other

     Corporate overheads in fiscal 2002 increased by $682,000, due primarily to a $520,000 expense related to an increase in the liability for the Put for the purchase of the remaining 19.9% of SHH. In fiscal 2002, expenses related to the corporate office decreased by approximately $152,000; in the prior year corporate overheads included expenses related to OTI, which was dissolved in December 2001. Interest expense increased by approximately $450,000 in fiscal 2002 due to a full year of interest related to the notes incurred in the Sterling transaction.

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, such as economic downturns, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability and contract backlogs. Factors outside the bidding climate include: (a) weather conditions such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts and (c) the price of oil products, which can significantly fluctuate and impact operating expense. While the Company has recently reported significant growth in revenues and strong profitability, there can be no assurance that it will be able to continue to do so.

     The distribution industry has been adversely affected by suppliers that offer products direct to retailers, sidestepping the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered but there can be no assurance that it will be able to continue to do so.

Item 7(A). Qualitative and Quantitative Disclosure about Market Risk

     The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling’s primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company’s interest expense in fiscal 2003 by approximately $37,000.

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

     The Company applies Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

     Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9(a). Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Sterling’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors.

     The by-laws of Sterling Construction Company, Inc. (“Sterling” or the “Company”) provide for such number of directors as is determined from time to time by the Board of Directors, and the Certificate of Incorporation of the Company provides for the organization of directors into three classes, with directors elected for three-year staggered terms. There are currently seven directors.

		Current term
Name	Age at March 1, 2004	expires*	Director since	Class
John D. Abernathy	66	2006	1994	II
Robert M. Davies	53	2004	1996	III
Robert W. Frickel	61	2006	2001	II
Joseph P. Harper, Sr.	58	2005	2001	I
Maarten D. Hemsley	54	2004	1998	III
Patrick T. Manning	57	2005	2001	I
Christopher H.B. Mills	51	2004	2001	III

*Each director also serves until a successor is elected

John D. Abernathy. Mr. Abernathy has been Chief Operating Officer of Patton Boggs LLP, a Washington D.C. law firm, since January 1995. From March 1991 to February 1994 he was the Managing Director of Summit, Solomon & Feldesman, a New York City law firm and from July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman LLP, a public accounting firm. He is currently a director of the Company’s subsidiary, Steel City Products, Inc. (“SCPI”) and of Pharmaceutical Resources, Inc., a generic drug manufacturer. Mr. Abernathy is a certified public accountant.

Robert M. Davies. Mr. Davies was the Company’s Chairman and Chief Executive Officer from May 1997 to July 2001 and was its President from May 1997 to January 1999. Mr. Davies had previously been a member of the Company’s Board of Directors from 1991 until 1994. From 1994 to March 1997, Mr. Davies was a Vice President of Wexford Capital Corporation, the investment manager to several private investment funds. Until 2003, Mr. Davies was Managing Director of Greenwich Power, LLC and currently is a Managing Director of Mezzanine Management LLC. He also serves as a director of event Resources LLC (a subsidiary of Cinergy Energy), and two private companies, Waterbury Companies and Industrial Acoustics Company, Inc.

Robert W. Frickel. Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a certified public accounting firm that provides audit, tax and consulting services primarily to the construction industry. Prior to the founding of the R.W. Frickel Company in 1974, he was employed by Ernst & Ernst. Mr. Frickel is a certified public accountant.

Joseph P. Harper, Sr. Mr. Harper is President and Chief Operating Officer of the Company. He is also Chief Financial Officer, Treasurer and Secretary of the Company’s majority-owned subsidiary, Sterling Houston Holdings, Inc. (“SHH”) and has been employed in that business since 1972. Mr. Harper performs both estimating and project manager functions as well as his primary role as SHH’s Chief Financial Officer. In July 2001 the Company increased its holdings of SHH to 80.1% (the “Sterling Transaction”) at which time Mr. Harper was elected to his current positions with the Company and as a director of SCPI.

Maarten D. Hemsley. Mr. Hemsley is Chief Financial Officer of the Company. He was re-elected to the Board of Directors of the Company and of SCPI in December 1998, having been an employee and/or director of the Company or SCPI in various capacities since 1988. In December 1995, he had resigned his positions with the Company and SCPI, but continued to provide consulting services to both companies through his wholly owned business, Bryanston

Management, Ltd., a financial consultancy firm. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer of the Company until July 2001, and currently serves as Chief Financial Officer of both Sterling and SCPI. Since 1993, Mr. Hemsley has been President of Bryanston Management, Ltd. Since January 2001, Mr. Hemsley has also been a consultant to (and since May 2002 an employee of) North Atlantic Value LLP (part of the JO Hambro Capital Management Group), an investment management company based in the United Kingdom) as Fund Manager of Leisure & Media Venture Capital Trust, plc. Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls, of Nu Nu Nurseries, plc, a public company that operates children’s nurseries in the United Kingdom, and of a number of privately-held companies in the United States and the United Kingdom.

Patrick T. Manning. Mr. Manning is Chairman and Chief Executive Officer of the Company. He joined SHH in 1971 and led its move into the Houston, Texas market in 1978. He is currently SHH’s President and Chief Executive Officer. Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors’ Association, where he served as a member of the Board of Directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972. Mr. Manning was elected Chairman of the Board and Chief Executive Officer of Sterling on July 23, 2001.

Christopher H.B. Mills. Mr. Mills is Chief Investment Officer of JO Hambro Capital Management Ltd. (“JOHCM”). Prior to founding JOHCM in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company, Invesco MIM, as an investment manager and director, from 1975 to 1993. He is the Chief Executive of North Atlantic Smaller Companies Investment Trust plc, (“NASCIT”), a 12% stockholder of the Company, and of American Opportunity Trust plc. Mr. Mills serves as a director and shareholder of JOHCM and of Lesco, Inc., a US public company that manufactures and sells fertilizer and lawn products.

Executive Officers

The following are the names, ages, positions and a brief description of the business experience during the last five years of the executive officers of the Company and its subsidiaries who are not also directors of the Company, all of whom serve until they resign or are removed by the Board of Directors. The business histories of executive officers who are also directors (Messrs. Harper, Hemsley and Manning) are set forth above.

Roger M. Barzun (62): Vice President, Secretary and General Counsel. Mr. Barzun has been a Vice President, Secretary and General Counsel of the Company since August 1991 and was a Senior Vice President from May 1994 until July 2001. He is also Secretary and General Counsel of SCPI. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan (53): President and Chief Executive Officer, Steel City Products, Inc. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President of SCPI in May 2000 and its Chief Executive Officer in May 2002.

Committees of the Board

The standing committees of the Board of Directors consist of an Audit Committee and a Compensation Committee. The Board of Directors does not have a Nominating Committee.

The Audit Committee

John D. Abernathy, Chairman
Robert W. Frickel
Christopher H.B. Mills

     The Audit Committee is the committee of the Board of Directors that is charged with assisting the Board of Directors in fulfilling its responsibility to oversee the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. The Audit Committee reviews the Company’s financial reports and other financial information, the Company’s internal accounting and financial controls, its controls and procedures relating to public disclosure of information and the audit of the Company’s financial statements by the

Company’s independent auditors. The Audit Committee held three meetings during the fiscal year ended December 31, 2003. For additional information concerning the Audit Committee, see “Report of the Audit Committee for the Fiscal Year Ended December 31, 2003”.

     The Board of Directors adopted an Audit Committee Charter on February 12, 2004, which is posted on the Company’s website.

The Compensation Committee

Robert W. Frickel, Chairman
John D. Abernathy
Christopher H.B. Mills

     The Compensation Committee reviews and recommends the compensation of executive officers of the Company, and together with the Board of Directors, the grant of options. For additional information regarding the Compensation Committee, see “Report of the Compensation Committee for the Fiscal Year Ended December 31, 2003”. The Compensation Committee did not hold any meetings during the fiscal year ended December 31, 2003.

     The Board of Directors held five meetings during the Company’s fiscal year ended December 31, 2003. Mr. Mills did not attend three of the meetings of the Board of Directors and two of the meetings of the Audit Committee. Every other director attended all of the meetings of the Board of Directors while he was a director, as well as all meetings of committees of the Board of Directors on which he served.

     On February 12, 2004, the Board of Directors of the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer as well as to those employees of its direct and indirect subsidiaries performing similar functions. The text of the Code of Ethics as well as the Company’s Compensation Committee Charter can be found on the Company’s website at www.sterlingconstructionco.com

Item 11. Executive Compensation

     This item contains information about compensation, stock options and awards, employment arrangements and other information concerning the executive officers of the Company and of its subsidiaries, SHH and SCPI

Summary Compensation Table

     The following table sets forth all compensation for the 2003, 2002 and 2001 fiscal years allocated or paid on or before December 31, 2003 to those who served as the Company’s Chief Executive Officer during fiscal 2003 and to the other executive officers of the Company who were serving at the end of the 2003 fiscal year for services rendered in all capacities to the Company and its subsidiaries and whose total annual salary and bonus exceeded $100,000 in fiscal 2003. Also included is the compensation paid to an executive officer of SCPI who is not an employee of the Company.

		Annual Compensation			Long-term Compensation
				Other	Restricted	Securities
Name and Principal	Fiscal			Annual	Stock	Underlying	LTIP	All
Position	Year	Salary	Bonus	Compensation*	Awards	Options/SAR’s	Payouts	Other
Patrick T. Manning(1)	2003	$200,000	$300,000	—	—	3,500	—	—
Chairman of the Board	2002	$225,000	—	—	—	3,500	—	—
& Chief Executive Officer	2001	$98,077	—	—	—	3,700	—	—

Joseph P. Harper, Sr.(2)	2003	$187,308	$300,000	—	—	3,500	—	—
President & Chief	2002	$225,000	—	—	—	3,500	—	—
Operating Officer	2001	$98,077	—	—	—	3,700	—	—

		Annual Compensation			Long-term Compensation
				Other	Restricted	Securities
Name and Principal	Fiscal			Annual	Stock	Underlying	LTIP	All
Position	Year	Salary	Bonus	Compensation*	Awards	Options/SAR’s	Payouts	Other
Maarten D. Hemsley(3)	2003	$88,651	—	—	—	—	—	—
Chief Financial	2002	$80,396	—	—	—	—	—	—
Officer	2001	$65,146	—	—	—	—	—	—

Terrance W. Allan(4)	2003	$145,308	$55,000	—	—	—	—	—
Chief Executive	2002	$177,424	$25,118	—	—	5,000	—	—
Officer—SCPI	2001	$124,385	$40,771	—	—	—	—	—

* Excludes perquisites and other personal benefits, securities or property, if the aggregate amount of such items of compensation was not in excess of the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

1.	In July 2001, Mr. Manning was elected Chairman of the Board and Chief Executive Officer of the Company. Except with respect to stock options and other stock awards, Mr. Manning is compensated by Texas-Sterling Construction, LP (“TSC”), a subsidiary of SHH, under a long-term employment agreement. Compensation in fiscal 2001 is included only for the period since July 2001.

2.	In July 2001, Mr. Harper was elected President and Chief Operating Officer of the Company. Except with respect to stock options and other stock awards, Mr. Harper is compensated by TSC, under a long-term employment agreement. Compensation in fiscal 2001 is included only for the period since July 2001.

3.	Mr. Hemsley has been Chief Financial Officer of the Company and of SCPI since July 2001.

4.	Mr. Allan is compensated only by SCPI, except with respect to stock options and stock awards.

Stock Option Grants in the Last Fiscal Year

     During fiscal 2003, employee stock options were granted by the Board of Directors to certain of the individuals named in the Summary Compensation Table, above, as follows:

STOCK OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

					Potential Realizable Value at
					Assumed Annual Rates of Stock
					Price Appreciation for Option
					Term
	Number of	% of Total Options
	Securities	Granted to
	Underlying Options	Employees in Fiscal	Exercise Price
Name	Granted (#)	2003	($/Share)	Expiration Date	5%	10%
Patrick T. Manning	3,500	5.8%	$3.05	August 20, 2013	$9,279	$21,098
Joseph P. Harper, Sr.	3,500	5.8%	$3.05	August 20, 2013	$9,279	$21,098

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth certain information based upon the fair market value per share of the Company’s Common Stock at December 31, 2003 or the day closest to December 31, 2003 on which trades were made ($4.53), with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. The “value” of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at December 31, 2003 and the exercise price of the option shares. During fiscal 2003, there were no option exercises by any of these individuals.

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at December 31, 2003		Options at December 31, 2003
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick T. Manning	2,180	8,520	$6,444	$19,747
Joseph P. Harper, Sr.	3,634	7,066	$10,743	$15,448
Maarten D. Hemsley	436,424	—	$1,349,460	—
Terrance W. Allan	33,250	2,500	$106,373	$7,575

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Mr. Patrick T. Manning. Mr. Manning is Chairman of the Board and Chief Executive Officer of the Company. TSC employs Mr. Manning under a three-year employment agreement dated July 18, 2001. The agreement provides for a base annual salary of $200,000 and Mr. Manning is entitled to receive an annual bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of approved budgeted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for such fiscal year, so long as budgeted EBITDA is at least equal to actual EBITDA achieved in the prior year. An additional incentive bonus is payable if actual performance exceeds budget. The agreement also provides that Mr. Manning shall be subject to a non-compete provision for two years after employment with SHH ceases, payment for which shall be $1,000 per month for the twenty-four month period.

Mr. Joseph P. Harper Sr. Mr. Harper is President and Chief Operating Officer of the Company. TSC employs Mr. Harper under a three-year employment agreement dated July 18, 2001. The agreement provides for a base annual salary of $200,000 for the first two years and $170,000 for the third year. Mr. Harper is entitled to receive an annual bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of approved budgeted EBITDA for such fiscal year, so long as budgeted EBITDA is at least equal to actual EBITDA achieved in the prior year. An additional incentive bonus is payable if actual performance exceeds budget. The agreement also provides that Mr. Harper shall be subject to a non-compete provision for two years after employment with SHH ceases, payment for which shall be $1,000 per month for the twenty-four month period.

Mr. Maarten D. Hemsley. Mr. Hemsley is Chief Financial Officer of the Company. He was employed by and was a director of the Company or SCPI for several years prior to 1995. In 1995, he resigned his positions with the Company and entered into a consulting agreement with the Company through his wholly owned company, Bryanston Management, Ltd. In December 1998, Mr. Hemsley was again elected to the Board of Directors and was appointed President, Chief Operating Officer and Chief Financial Officer of the Company subject to an employment agreement at the same rate of compensation as the Bryanston consulting agreement of $85,000 per year (of which 10% was later deferred under a voluntary salary reduction, which deferral amount was converted into a subordinated note in July 2001). In December 1998, Mr. Hemsley also entered into a two-year employment agreement with a subsidiary of the Company, Oakhurst Technology, Inc. (“OTI”), which provided for an annual base salary of $40,000, plus a car allowance. Both the Sterling and OTI employment agreements expired on February 28, 2001. The Sterling employment agreement continued on a month-to-month basis until July 2001, when, in connection with the closing of the Sterling Transaction the agreement was amended to extend the employment period for one year at an annual base salary of $76,500. In July 2002, Mr. Hemsley’s employment agreement was extended for three years and his salary was increased to $85,000 per year.

Mr. Terrance W. Allan. Mr. Allan is President and Chief Executive Officer of SCPI. SCPI has an employment agreement with Mr. Allan that commenced May 1, 2000 that provides for a base salary of $133,000 with annual salary increases. Payment of the increase due September 2001 and part of his regular salary was voluntarily deferred by Mr. Allan in light of the Chapter 11 filing of Ames Department Stores, one of SCPI’s largest customers. The deferral was reflected as an accrued liability of the Company. In January 2002, salary payments to Mr. Allan resumed at the contracted level and he began receiving payment of previously deferred amounts. In January 2002, the bonus provisions of Mr. Allan’s employment agreement were modified to reflect his participation in a new bonus plan for all members of SCPI’s management. Pursuant to the new bonus program, Mr. Allan is entitled to a profit-based bonus reflecting achievement of budgeted EBITDA, ranging from 8% of his base salary if 75% of the budgeted level is achieved, to 51% of base salary if EBITDA equals twice the budgeted level. In addition, the new bonus program entitles all eligible employees of SCPI to a discretionary bonus of up to one-third of the profit-based bonus paid. The initial term of Mr. Allan’s agreement expired on September 30, 2003, and it has been extended on a month-to-month basis.

Compensation of Directors

     Each director who is not an employee of the Company receives an annual fee of $12,500. Commencing April 1, 2003, the Chairman of the Audit Committee receives an additional $7,500 per year. Directors receive no meeting fees, but are entitled to reimbursement for out-of-pocket expenses incurred in attending meetings. At December 31, 2003, fees due to directors for the quarter ended on that date had been accrued but not paid.

REPORT OF THE AUDIT COMMITTEE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

     Messrs. Abernathy, Frickel and Mills are members of the Audit Committee. The Committee operates under a written charter adopted by the Board of Directors in February 2004. The Audit Committee is charged with assisting the Board of Directors in fulfilling its responsibility to oversee the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. Management is responsible for preparing the Company’s financial statements, and the Auditors are responsible for auditing those financial statements. The Audit Committee has oversight responsibilities with respect to those two activities. The Audit Committee reviews the Company’s financial reports and other financial information, the Company’s internal accounting and financial controls, its controls and procedures relating to public disclosure of information, and the audit of the Company’s financial statements by the Company’s independent auditors.

     The Audit Committee has reviewed and discussed with management and the independent auditors the audited financial statements. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Accounting Standards No. 61 (“Communication with Audit Committees”). In addition, the Audit Committee has received from the independent auditors the written disclosures and the letter required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”) and discussed with them their independence from the Company and its management.

     In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

     Upon the Company’s listing of its common stock on the American Stock Exchange, Mr. Frickel agreed to step down from service on the Audit Committee effective no later than the later of the Company’s 2004 shareholder’s meeting or October 31, 2004, as his accounting firm provides certain services to Sterling and SHH and the Board will be required to appoint a replacement independent director to serve on the Audit Committee.

The Audit Committee:	John D. Abernathy, Chairman
Robert W. Frickel
Christopher H.B. Mills

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR FISCAL YEAR 2003

     This report has been prepared by the Compensation Committee of the Board of Directors and addresses the Company’s compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for fiscal 2003. All members of the Committee are non-employee directors. During fiscal 2003 the Company had no operating business of its own, but was a holding company of other operating businesses. The Company has elected to include in the Summary Compensation Table certain information concerning an executive officer of SCPI, Mr. Allan, who is not, however, an executive officer of the Company and accordingly, a discussion of his compensation is included here. Reference is made generally to the information under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”.

Compensation Policy. The overall intent for executive compensation is to establish levels of compensation that (i) provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders and (ii) are sufficiently competitive to attract and retain the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options.

Chief Executive Officer’s Compensation. The compensation Mr. Manning received after July 2001 was determined to be appropriate by the members of the Committee serving at the time based on the nature of the position; the expertise and responsibility that the position requires; the Chief Executive Officer’s experience in former employment; and the subjective judgment of the members of the Committee of a reasonable level of compensation.

Other Executive Officers. Mr. Allan is included in the Company’s disclosures relating to executive compensation because of his importance to the success of SCPI. Mr. Allan’s employment agreement was reviewed and approved by the Company’s Compensation Committee and by the SCPI Compensation Committee.

Salary. Since all of the executive officers named in the Summary Compensation Table are long-term employees of the Company and/or SCPI and SHH, their salaries in fiscal 2003 were based on the level of their prior salaries and the subjective judgment of the members of the Company’s and SCPI’s Compensation Committees as to the value of the executive’s past contribution and potential future contribution to the business.

Bonuses. Each of Mr. Manning and Mr. Harper is entitled to receive an incentive bonus of $100,000 in respect of any fiscal year during which SHH achieves 75% or greater of its approved budgeted EBITDA for such fiscal year, provided that budgeted EBITDA is equal to 100% of actual EBITDA for the preceding fiscal year. Additional incentive bonuses may be earned up to an aggregate of 100% of base salary if EBITDA exceeds budgeted EBITDA by 10%. In fiscal 2003 and fiscal 2002, those objectives were met, and accordingly, the maximum bonus payable was accrued at each year end. The 2002 bonus was paid fiscal 2003 following approval by the Company’s Compensation Committee. The 2003 bonus is expected to be paid in 2004 following approval by the Company’s Compensation Committee.

Until January 2002, the bonus payable to Mr. Allan under his employment agreement consisted of an Annual Management Bonus and an additional Annual Executive Bonus. The Annual Management Bonus was paid from a pool of funds equal to 8% of SCPI’s EBITDA. The Annual Executive Bonus was based on achievement of certain defined profit levels, which were not met in fiscal 2001. In 2002, Mr. Allan’s employment agreement was amended to provide for Mr. Allan’s participation in a new bonus plan for all members of SCPI’s management. Pursuant to the new bonus program, Mr. Allan is entitled to a profit-based bonus reflecting achievement of budgeted EBITDA, ranging from 8% of his base salary if 75% of the budgeted level is achieved, to 51% of base salary if EBITDA equals twice the budgeted level. In addition, the new bonus program entitles all eligible employees of SCPI to a discretionary bonus of up to one-third of the profit-based bonus paid.

Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management’s and stockholders’ interests in the enhancement of stockholder value over the long term. The exercise price of all outstanding stock option grants is equal to the market price of the common stock on the date of grant. In fiscal 2003, options were granted to certain executives in recognition of their performance.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company’s compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. In addition, because of the Company’s significant net operating loss carryforwards, the tax-deductibility of compensation payments is not currently an issue. However, should circumstances change, the Compensation Committee will study the matter and make recommendations to the Board of Directors.

The Compensation Committee:	Robert W. Frickel, Chairman
John D. Abernathy
Christopher H.B. Mills

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In July 2001, Messrs. Abernathy, Frickel and Mills were appointed the members of the Compensation Committee of the Company. Mr. Abernathy also serves on the Compensation Committee of SCPI. Prior to July 2001 Mr. Davies was an executive officer of the Company, but none of the Company’s executive officers served as a director or member of the Compensation Committee (or any other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Company’s Compensation Committee.

     The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the Board of Directors who are independent and disinterested with respect to the proposed transaction.

     See also “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the common stock listed in the following tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them. The numbers and percentages assume for each person or group listed the acquisition of all shares as to which beneficial ownership may be acquired by such person or group (“Option Shares”) within sixty days of December 31, 2003, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, but not the acquisition of Option Shares owned by any other person.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information at December 31, 2003 with respect to the beneficial ownership of shares of the Company’s common stock by each person (other than members of the Board of Directors or management) known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name and Address	Number of Shares of
of Beneficial Owner	Common Stock		Percent of Class
Anthony N. Puma (1)
3712-B The Strand
Manhattan Beach, CA 90266	266,667	(1)	5.3%

North Atlantic Smaller Companies Investment Trust plc
c/o North Atlantic Value LLP*
Ryder Court
14 Ryder Street
London SW1Y 6QB, England	605,520	(2)	12.0%

JO Hambro Capital Management Group, Limited
Ryder Court
14 Ryder Street
London SW1Y 6QB, England	605,520	(2)	12.0%

JO Hambro Capital Management Limited
Ryder Court
14 Ryder Street
London SW1Y 6QB, England	605,520	(2)	12.0%

Christopher Harwood Bernard Mills
c/o North Atlantic Value LLP*
Ryder Court
14 Ryder Street
London SW1Y 6QB, England	614,520	(2)(3)	12.3%

Growth Financial Services Limited
c/o North Atlantic Value LLP*
Ryder Court
14 Ryder Street
London SW1Y 6QB, England	605,520	(2)	12.0%

*successor to JO Hambro Capital
Management Limited

(1)	These shares were issued as part of the purchase by the Company of Puma Products, Inc. from Mr. Puma in fiscal 1995. In fiscal 1997, the Company sold Puma Products, Inc. back to Mr. Puma.

(2)	These shares were purchased at $1.50 per share in July 2001 as part of the Sterling Transaction. JO Hambro Capital Management Group Limited, JOHCM, Christopher Harwood Bernard Mills, Growth Financial Services Limited and NASCIT claim shared voting power of 605,520 of these shares pursuant to Amendment No. 1 to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.

(3)	This number includes 9,000 shares issuable under outstanding stock options that are exercisable at $1.50 per share and 605,520 shares purchased at $1.50 per share in July 2001 as part of the Sterling Transaction.

Security Ownership of Management.

     The following table sets forth information at December 31, 2003 regarding beneficial ownership of common stock by the Company’s directors; the Chief Executive Officer of the Company and the other executive officers of the Company listed in the Summary Compensation Table above; and all directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock		Percent of Class
John D. Abernathy	126,162	(1)	2.4%
Robert M. Davies	739,492	(2)	13.2%
Robert W. Frickel	9,000	(3)	*
Joseph P. Harper, Sr.	300,665	(4)	5.9%
Maarten D. Hemsley	527,812	(5)	9.6%
Patrick T. Manning	237,068	(6)	4.7%
Christopher H.B. Mills	614,520	(3)	12.0%
Terrance W. Allan	33,750	(7)	*
Roger M. Barzun	42,161	(8)	*
All directors and executive officers as a group (9 persons)	2,630,630	(9)	42.0%

*	Represents beneficial ownership of less than one percent (1%)

1.	This number includes 111,162 shares that are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.75 to $3.375 per share.

2.	This number includes 541,992 shares that are issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share, notwithstanding that such options are subject to a standstill agreement that provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company’s tax benefits.

3.	This number includes 9,000 shares issuable under outstanding stock options that are presently exercisable at $1.50 per share.

4.	This number includes 3,634 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.50 to $1.73 per share.

5.	This number includes 436,424 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $2.75 per share, notwithstanding that such options are subject to a standstill agreement that provides that the options may not be exercised if the effect of such exercise would be to jeopardize the Company’s tax benefits.

6.	This number includes 2,180 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.50 to $1.73 per share.

7.	This number includes 33,250 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $1.00 to $2.00 per share. Mr. Allan is an executive officer SCPI.

8.	This number includes 36,000 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.88 to $2.00 per share.

9.	This number includes 1,182,642 shares issuable under outstanding stock options that are presently exercisable at prices ranging from $0.50 to $3.375 per share.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“Insiders”) to file reports of beneficial ownership and certain changes in beneficial ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

     Based solely on a review of those reports and amendments thereto furnished to the Company during fiscal 2003 or written representations by Insiders that no reports were required to be filed, the Company believes that during the Fiscal Year ended December 31, 2003 all Section 16(a) filing requirements applicable to the Company’s Insiders were satisfied.

Item 13. Certain Relationships and Related Party Transactions

     In October 1999, certain shareholders of Sterling Houston Holdings, (“SHH”) exercised their right to sell a second tranche of equity securities to Oakhurst Technology, Inc. (a wholly owned subsidiary of the Company) (“OTI”) thereby increasing the Company’s consolidated equity ownership of SHH from 7% to 12%. The equity purchase was financed through the issuance of two notes. One of these notes reflecting loans in the amount of $559,000, was issued to Mr. Davies (the “First Note”) in which Mr. Hemsley had a participation of $116,000. The second of the notes in the amount of $800,000 (the “Manning Note”) was issued to James D. Manning, the brother of Patrick T. Manning and one of the SHH shareholders who sold SHH equity securities to OTI. The First Note provided for interest at 14% payable quarterly and was due in October 2000, however, no interest payments were made and the First Note was not repaid in October 2000. In connection with the July 2001 transaction in which the Company increased its ownership of SHH to 80.1%, (the “Sterling Transaction”), accrued unpaid interest in the amount of $134,000 on the First Note was added to the principal, the maturity date of the First Note was extended to July 2005, and the interest rate was reduced to 12%. In connection with the Sterling Transaction, the Company also issued an additional four-year 12% promissory note to each of Messrs. Hemsley ($136,421) and Davies ($250,623) (the “Second Notes”) to repay certain amounts due to them by the Company or OTI, including deferred compensation, the fee (and related interest) owed to them in connection with the acquisition of the second tranche of SHH equity in October 1999, the fee due in July 2001 to them in connection with the Sterling Transaction and a fee for the extension of the First Note.

     In connection with the Sterling Transaction, the maturity date of the Manning Note also was extended to July 2005 and the interest rate was reduced from 14% to 12%. In consideration for the extension of the maturity date and interest rate reduction, Mr. James D. Manning received a zero coupon promissory note due in July 2005 with principal and interest payable at maturity in the aggregate amount of $187,000. Interest and principal on the First Note, the Second Notes and the Manning Note are payable prior to maturity only to the extent of cash available to Sterling for these payments and as permitted by institutional lenders to Sterling or its subsidiaries.

     After the Sterling Transaction, Mr. Harper and another officer of TSC purchased $300,000 and $100,000, respectively, of the Manning Note from Mr. James D. Manning. As a result, Mr. Harper now holds a separate note in the principal amount of $300,000, an officer of TSC holds a separate note in the principal amount of $100,000, and Mr. James D. Manning holds a note in the principal amount of $400,000, in each case, on the same terms and conditions as the Manning Note.

     In September 2003, the First Note, the Manning Note and the Second Notes were amended to provide for a maturity date that is the date the Company is required to purchase the remaining shares of SHH if the holders of those shares exercise their rights to sell such shares to the Company, and to provide for payment of those notes with a combination of cash and five-year notes of the Company.

     In December 2003 prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received a prepayment totaling $86,000 and Mr. Davies received prepayment totaling $411,000. Mr. Hemsley declined any prepayment of his notes.

     Mr. James D. Manning is employed by an operating subsidiary of SHH under a three-year employment agreement commencing January 1999 pursuant to which he receives an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, Mr. Manning is entitled to receive incentive compensation up to 100% of his base pay if certain financial goals are met. In fiscal 2003, Mr. Manning earned the maximum bonus of $75,000. The employment agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminates his employment without good cause or SHH terminates his employment for good cause, and for a period of one year after he ceases to be an employee if he terminates his employment for good reason or SHH terminates his employment without good cause; provided that these non-competition obligations may be avoided by Mr. Manning if SHH terminates the employment agreement other than for good cause.

     In 1996, Mr. Patrick T. Manning, Mr. Harper and Mr. James D. Manning loaned $864,000 to SHH pursuant to notes bearing interest at the prime rate plus 2%. The final principal installments on these loans were paid in October 2001 (i) to Mr. James D. Manning in the amount of $240,000 plus accrued interest and (ii) to each of Mr. Patrick T. Manning and Mr. Harper in the amount of $24,000 plus accrued interest.

     Since March 2001 Mr. Hemsley has provided consulting services to (and since May 2002 has been an employee of) North Atlantic Value LLP (part of the JO Hambro Capital Management Group) as Fund Manager of Leisure & Media Venture Capital Trust plc, a fund that was not an investor in the Company or any of its affiliates.

     In December 2001, in order to strengthen SCPI’s working capital position, Sterling obtained funding in the amount of $500,000 from members of management and directors, including Messrs. Frickel, Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively. These notes are convertible into shares of common stock of the Company at a conversion price of $2.50 per share at any time prior to the maturity date of December 2004. The notes, which rank senior to debt incurred in the Sterling Transaction, bear interest at 12% which is payable monthly.

     In January 2003 certain members of management, including Messrs. Harper ($70,000) and Hemsley ($25,000), loaned an aggregate of $250,000 to Steel City Products for working capital. Under the original terms of the loan, interest at an annual rate of 10% was paid monthly, with a maturity date of July 2003. The maturity date was later extended to December 2003 with the addition of a guarantee by Sterling and was extended again to mature in July 2004, with an increase in the interest rate to 12%.

     In July 2001, Mr. Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for SHH. Fees paid or accrued to R.W. Frickel Company for fiscal 2003 were approximately $60,000.

     Reference is made to information contained under the headings “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” and “Compensation Committee Interlocks and Insider Participation”.

The following “Performance Graph” and the foregoing “Report of the Audit Committee” and “Report of the Compensation Committee on Executive Compensation” are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, by implication or by any reference in any such filings to this Proxy Statement.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on Common Stock for the last five years with (i) the Dow Jones Total Return Index, a broad market index, and (ii) the Dow Jones Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction, over the same period. Both indices are published in The Wall Street Journal.

The returns are calculated assuming the value of an investment in the Company’s common stock and each index of $100 on the Company’s February 28, 1998 fiscal year end and that all dividends were reinvested into additional shares of common stock; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the periodic measuring dates and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.

	Dow Jones – Heavy	Dow Jones – Total	Sterling Construction
	Construction Index	Return Index	Company, Inc.
1998	100	100	100
1999	107	123	88
2000	126	111	79
2001	134	98	112
2002	111	76	117
2003	151	100	302

PART IV

Item 14. Principal Accountant Fees and Services

     The following table sets forth the aggregate fees billed to the Company for the year ended December 31, 2003 by its current independent auditors, Grant Thornton LLP:

	FY 2003	FY 2002
Audit fees	$220,000	$171,000
Financial information systems design and implementation	—	—
All other fees	$21,400	$5,000

     Audit fees include the fees for the separate audits of SCPI and SHH as well as the consolidated audit of the Company and resolution of issues that arose during the audit process.

     Items included in the “All other fees” category include services related to the valuation of the Put and other matters. In fiscal 2002, the “All other fees” category included acquisition matters. The Audit Committee determined that services provided in the “All other fees” category did not impair the independence of Grant Thornton LLP.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as a part of this report.

1.	Financial Statements:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets: December 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the fiscal periods ended December 31, 2003, December 31, 2002, and December 31, 2001

Consolidated Statements of Stockholders’ Equity for the fiscal periods ended December 31, 2003, December 31, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2003, December 31, 2002, and December 31, 2001

Notes to Consolidated Financial Statements

2.	The following Financial Statement Schedules for the fiscal periods ended December 31, 2003, December 31, 2002 and December 31, 2001 are submitted herewith:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc. [SEC Commission file number 0-2572).

2.2	Transaction Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company and Certain Stockholders of Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

3.1	Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996).

3.2	By-laws, as amended through January 13, 1998 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.2	Warrant to Purchase Common Stock of Oakhurst Company, Inc. issued to KTI, Inc., dated July 3, 2001 (filed as Exhibit B to Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 21, 2001).

4.3#	Form of Warrant to Purchase Common Stock of Oakhurst Company, Inc., dated July 18, 2001 (filed as Exhibit 4.3 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.1	Form of Option Agreement dated August 29, 1991 with directors and executive officers (filed as Exhibit 10(b) to the Company’s Annual report on Form 10-K for the fiscal year ended February 29, 1992 [SEC Commission file number 33-39954).

10.2	The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.3#	The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.4	Lease agreement between Regional Industrial Development Corporation of Southwestern Pennsylvania and Steel City Products, Inc. dated as of November 11, 1997 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

10.5	Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed on January 5, 1999.

10.6#	Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

10.7	Merger Agreement dated June 30, 2000 between Oakhurst Company, A.C.F. Imports, Inc., A.C.F. Acquisition, Inc. and Dowling’s Fleet Service Co., Inc. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).

10.8	Lease Agreement by and between SPEDD, Inc. and Steel City Products, Inc., dated November 21, 2000 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.9	Wind-Up Agreement, dated as of April 19, 2001 by and between KTI, Inc., Casella Waste Systems, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.10#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Patrick T. Manning (filed as Exhibit 10.10 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.11#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Joseph P. Harper, Sr. (filed as Exhibit 10.11 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.12#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Patrick T. Manning (filed as Exhibit 10.12 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.13#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.14#	Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.14 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.15#	Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.15 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.16#	Secured Promissory Note, dated October 18, 1999, by Oakhurst Technology, Inc. to Robert M. Davies (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.17#	Amendment to Secured Promissory Note dated October 18, 1999, dated July 13, 2001, by and between Oakhurst Technology, Inc. and Robert M. Davies (filed as Exhibit 10.17 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.18#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company, Inc. to Robert M. Davies (filed as Exhibit 10.18 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.19#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert M. Davies (filed as Exhibit 10.19 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.20#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company Inc. to Maarten D. Hemsley (filed as Exhibit 10.20 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.21#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten D. Hemsley (filed as Exhibit 10.21 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.22#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Patrick T. Manning (filed as Exhibit 10.22 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.23#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Joseph P. Harper, Sr. (filed as Exhibit 10.23 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.24#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Patrick T. Manning (filed as Exhibit 10.24 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.25#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.25 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.26#	Employment Agreement, dated May 1, 2000, by and between Sterling Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.27	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to North Atlantic Smaller Companies Investment Trust Plc. (filed as Exhibit 10.27 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.28	Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc., and such other companies set forth therein (filed as Exhibit 10.28 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001.)

10.29	Securities Purchase Agreement, dated as of July 18, 2001, by and among JO Capital Management Ltd A/C A, JO Capital Management Ltd A/C B, JO Capital Management Ltd A/C C, Orynx International Growth Fund Limited, Invesco English & International Trust Plc, North Atlantic Small Companies Investment Trust Plc, Oakhurst Company, Inc. and Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.30#	Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.30 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002).

10.31	Amended and Restated Revolving Credit Loan Agreement, dated July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.31 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.32	Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.32 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.33	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.34	Amendment to Revolving Credit Agreement, dated September 12, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.35	Amendment No. 2 to Revolving Credit Agreement, effective December 13, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.35 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.36#	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Robert W. Frickel. (filed as Exhibit 10.36 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.37#	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.37 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.38#	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Maarten D. Hemsley. (filed as Exhibit 10.38 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.39#	Convertible Subordinated Note, dated January 2, 2002, by Sterling Construction Company, Inc. to Bernard Frank. (filed as Exhibit 10.39 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.40	Purchase Agreement between Insituform Technologies, Inc. and Texas Sterling Construction, L.P. dated September 23, 2002 (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.41	Put Restructuring Agreement dated September 25, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

16	Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October 5, 2001.)

21	Subsidiaries at December 31, 2003: Steel City Products, Inc. – Delaware Oakhurst Management Corporation – Texas Sterling Houston Holdings, Inc. – Delaware

18.1	Consent of Grant Thornton LLP to the incorporation by reference of the filings on Form S-8 dated May 14, 2002.

31.1*	Section 302 Certification of Patrick T. Manning, Chief Executive Officer

31.2*	Section 302 Certification of Maarten D. Hemsley, Chief Financial Officer

32.0*	Certification of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#Management contract or compensatory plan or arrangement.

*Filed herewith

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

Form 8-K dated November 17, 2003 reporting the issuance of a press release reporting the financial results for the quarter ended September 30, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, December 31, 2002 and the ten months ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for years ended December 31, 2003, December 31, 2002 and the ten months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

We also audited Schedule II for the years ended December 31, 2003, December 31, 2002 and the ten months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based compensation on January 1, 2003 and its method of accounting for goodwill and other intangible assets on January 1, 2002.

/s/ Grant Thornton LLP

Houston, Texas
March 8, 2004

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

ASSETS
	December 31,	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$2,765	$2,406
Contracts receivable	26,504	22,218
Costs and estimated earnings in excess of billings	1,281	2,793
Trade accounts receivable, less allowance of $1,013 and $841, respectively	1,919	3,095
Inventories	4,842	3,378
Deferred tax asset	1,452	1,659
Other	1,436	160

Total current assets	40,199	35,709

Property and equipment, at cost	31,991	28,585
Less accumulated depreciation	(9,611)	(5,791)

	22,380	22,794

Goodwill	7,809	7,809
Deferred tax asset (long-term)	4,527	5,952
Other assets	663	493

	12,999	14,254

	$75,578	$72,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,439	$14,634
Accrued interest	530	396
Billings in excess of cost and estimated earnings	9,742	3,541
Short-term debt	2,660	—
Current maturities of long-term obligations	708	1,038
Short term debt, related parties	2,310	2,000
Other accrued expenses	3,322	2,353

Total current liabilities	33,711	23,962

Long-term obligations:
Long-term debt	6,568	17,783
Long-term debt, related parties	6,758	10,023
Put liability	5,578	4,577
Other long term obligations	1,054	1,940

	19,958	34,323

Minority interest	5,273	3,646
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,139,900 and 5,055,516 shares issued	51	50
Additional paid-in capital	66,400	65,871
Deferred compensation expense	(139)	—
Accumulated deficit	(49,675)	(55,094)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	16,636	10,826

	$75,578	$72,757

     The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
			(ten months)
Contract revenues	$149,006	$111,747	$48,654
Distribution revenues	20,526	22,570	17,467
Other income	561	319	157

	170,093	134,636	66,278

Cost of contract revenues earned	131,181	98,935	44,694
Cost of goods sold, including occupancy, buying and warehousing expenses	17,471	18,917	14,865
Selling and administrative expenses	10,211	9,537	4,791
Provision for doubtful accounts	232	259	483
Interest expense, net of interest income	2,074	2,643	2,193

	161,169	130,291	67,026

Income (loss) from continuing operations before loss from equity investment and income taxes	8,924	4,345	(748)
Income (loss) from equity investment:
Investment in Sterling Houston Holdings	—	—	63
Investment in New Heights	—	—	(1,280)

Loss from equity investments	—	—	(1,217)
Minority interest	(1,627)	(873)	(647)

Income (loss) before income taxes	7,297	3,472	(2,612)
Income taxes:
Current income tax expense	(246)	(14)	(14)
Deferred tax (expense) benefit	(1,632)	1,264	—

Total income tax benefit (expense)	(1,878)	1,250	(14)

Net income (loss)	$5,419	$4,722	$(2,626)

Basic net income (loss) per share	$1.06	$0.93	$(0.52)

Weighted average number of shares outstanding used in computing basic per share amounts	5,089,849	5,061,598	5,055,516

Diluted net income (loss) per share	$0.84	$0.78	$(0.52)

Weighted average number of shares outstanding used in computing diluted per share amounts	6,488,376	6,101,515	5,055,516

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in thousands)

		Deferred
		Compensation	Additional	Accumulated
	Common stock	Expense	paid-in capital	Deficit	Treasury stock	Totals
Balance at February 28, 2001	$49	—	$47,204	$(57,190)	$(1)	$(9,938)
Cancellation of debt and return of equity investment			14,520		(1,297)	13,223
Stock issued for acquisition of Sterling Houston Holdings			(81)		843	762
Sale of treasury stock			454		454	908
Stock issued upon option exercise	1		62			63
Deferred tax benefit resulting from a reduction in the valuation allowance of the deferred tax asset			3,741			3,741
Net loss	—	—	—	(2,626)	—	(2,626)

Balance at December 31, 2001	50		65,900	(59,816)	(1)	6,133
Stock issued upon option exercise	*		9			9
Deferred tax charge resulting from a reduction in the valuation allowance of the deferred tax asset			(38)			(38)
Net income	—	—	—	4,722	—	4,722

Balance at December 31, 2002	50		65,871	(55,094)	(1)	10,826
Stock issued upon option exercise	1		108			109
Stock options granted		(439)	439			—
Deferred compensation expense		300				300
Write off of discounted warrants (KTI loan)			(18)			(18)
Net income	—	—	—	5,419	—	5,419

Balance at December 31, 2003	$51	$(139)	$66,400	$(49,675)	$(1)	$16,636

*rounds to less than one thousand

     The accompanying notes are an integral part of this consolidated financial statement

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Fiscal year	Fiscal year	Fiscal year
	Ended	Ended	Ended
	December 31, 2003	December 31, 2002	December 31, 2001
			(ten months)
Cash flows from operating activities:
Income (loss) from operations	$5,419	$4,722	$(2,626)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	4,807	3,855	1,706
Bad debt expense	232	259	483
Loss from equity investments	—	—	1,217
(Gain) loss on disposal of property and equipment	(11)	(47)	163
Deferred tax expense (benefit)	1,632	(1,264)	—
Deferred compensation expense	300	—	—
Minority interest in net earnings of subsidiary	1,627	873	647
Increase in put liability	1,001	521	—
Other changes in operating assets and liabilities, net of effect from acquisitions:
Decrease (increase) in accounts receivable	944	(1,391)	146
(Increase) decrease in contracts receivable	(4,286)	(7,023)	3,020
(Increase) decrease in inventories	(1,464)	748	25
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,512	(1,061)	1,181
(Increase) decrease in prepaid expense and other assets	(1,548)	331	(343)
(Decrease) increase in trade payables	(195)	2,364	(2,473)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	6,201	(472)	(553)
Increase (decrease) in accrued compensation and other liabilities	1,627	2,691	(22)

Net cash provided by operating activities	17,799	5,106	2,571

Cash flows from investing activities:
Net cash paid upon acquisition of Kinsel Heavy Highway Construction business	—	(2,662)	—
Net cash paid upon acquisition of Sterling Houston Holdings	—	—	(9,354)
Additions to property and equipment	(4,350)	(4,346)	(1,204)
Proceeds from sale of property and equipment	70	106	65

Net cash used in investing activities	(4,280)	(6,902)	(10,493)

Cash flows from financing activities:
(Repayments) borrowings under long term obligations	(18)	4,074	10,349
Proceeds from issuance of long term debt	—	60	500
Issuance of common stock, net of expenses	109	9	63
Principal payments on long-term obligations	(13,501)	(2,825)	(1,100)
Sale of treasury stock	—	—	908
Proceeds from issuance of short-term debt	250	—	—

Net cash (used in) provided by financing activities	(13,160)	1,318	10,720

Net increase (decrease) in cash and cash equivalents	359	(478)	2,798
Cash and cash equivalents at beginning of period	2,406	2,884	86

Cash and cash equivalents at end of period	$2,765	$2,406	$2,884

Supplemental disclosures of cash flow information:
Cash paid during the period for operating activities from continuing operations:
Interest	$1,943	$2,316	$1,384

Income taxes, net of refunds received	$10	$—	$—

Supplemental disclosure of non-cash financing activities:
Capital lease obligations for new equipment	$—	$32	$—

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

Continuing operations:

     Oakhurst Company, Inc. (“Oakhurst”), renamed Sterling Construction Company, Inc. in October 2001, (hereinafter referred to as “Sterling” or “the Company”) was formed as part of a merger transaction in 1991, in which Steel City Products, Inc. (“SCPI”) became a majority-owned subsidiary of the Company. In accordance with the merger agreement, Sterling owned 10% of SCPI’s outstanding common stock and all of the SCPI Series A Preferred Stock, and as a result, it owned 90% of the voting stock of SCPI. This form of ownership was designed to facilitate the preservation of SCPI’s net operating tax loss carry-forwards and capital losses, which amounted to approximately $88 million at December 31, 2003. In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse stock split of SCPI’s common stock and the transaction was approved by the Company — SCPI’s majority shareholder. The reverse stock split of SCPI’s common stock will become effective before the end of March 2004 with the result that the Company will thereafter be SCPI’s sole shareholder.

     In December 1998 Sterling formed a wholly owned subsidiary, Oakhurst Technology, Inc. (“OTI”) to invest in New Heights Recovery and Power, LLC (“New Heights”) which was to become a fully integrated recycling and waste-to-energy facility in Ford Heights, Illinois. In conjunction with OTI’s funding commitment to New Heights, Sterling entered into certain agreements with KTI, Inc. (“KTI”) (which subsequently merged into Casella Waste Systems, Inc., “Casella”) regarding the funding of capital improvements and start-up losses at New Heights.

     Due to significant and continuing losses incurred at New Heights, and Casella’s decision to exit certain non-core activities, of which New Heights was deemed one, in April 2001 certain agreements (the “Unwinding Agreements”) were signed among the Company, OTI, Casella and KTI pursuant to which (a) all of OTI’s equity interest in New Heights was transferred to KTI, (b) the Sterling common stock held by KTI was transferred to the Company, (c) all securities pledged to KTI by the Company and/or OTI were released, (d) the KTI Loan, including accrued interest thereon, aggregating approximately $16.1 million, was cancelled, with the exception of $1 million, which sum was converted into a four year subordinated promissory note bearing interest at 12%, and (e) the Company issued to KTI a ten-year warrant to purchase 494,302 shares of the Company’s common stock at $1.50 per share. The Unwinding Agreements became effective upon their release from escrow on July 3, 2001. In April 2003, the Company repaid its obligation under the KTI Loan in the amount of $1 million, plus accrued interest of approximately $220,000. In consideration of the prepayment, 394,302 warrants were cancelled.

     In January 1999, OTI made a minority investment in Sterling Construction Company, Inc., renamed Sterling Houston Holdings, Inc. in November 2001 and hereinafter referred to as “SHH”. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. In October 1999 SHH achieved certain growth objectives that triggered the right of certain shareholders of SHH to exercise their right to sell a second tranche of equity to OTI. Cash for the second equity purchase was obtained through the issuance of notes secured by the second equity tranche, of which a part was due to two officers and directors of Sterling, and the remainder was due to certain directors and management of SHH. These notes were restructured as part of a transaction in July 2001 (the “Sterling Transaction”), in which Sterling further increased its equity position in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investment. Accordingly, the results of operations of the Company have been restated to reflect its ownership of SHH as if it had been reported as an equity investment for fiscal 2001. Equity investment income generated by SHH for fiscal 2001 was $63,000. In addition, goodwill expense of $25,000 was recorded as part of the step-acquisition in fiscal 2001.

     In September 2002, a wholly owned subsidiary of SHH, Texas Sterling Construction, L.P. (“TSC”) acquired the Kinsel Heavy Highway construction business (the “Kinsel Business”) from a subsidiary of Insituform Technologies, Inc. (“ITI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of equipment operating leases with a future obligation of approximately $1.4 million. Certain new construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC was engaged to manage the completion of certain other contracts in return for a management fee, and hired most of Kinsel’s construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance paid in cash through additional borrowings under the SHH revolving line of credit.

     To better reflect the change of focus of the Company, in November 2001 the shareholders of Oakhurst approved a name change to Sterling Construction Company, Inc and at the same time the subsidiary formerly carrying that name was renamed Sterling Houston Holdings, Inc. The Company reports two operating segments, “Construction”, which consists of the operations of SHH, and “Distribution” which consists of the operations of SCPI. OTI was dissolved in December 2001.

     In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse split of SCPI’s common stock and deregistration of the common stock of SCPI as a listed equity security. The transaction was approved by the Company - SCPI’s majority stockholder. Holders of less than one share as a result of the reverse split are entitled to receive cash in lieu of fractional shares at the rate of $0.0168 (one point six eight cents) per pre-split share. The transaction will become effective before the end of March 2004.

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

     Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, estimates for the use of the Company’s net operating loss carryforwards and the allowance for doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

Business Activities:

     The Company’s operations at December 31, 2003 consisted of two businesses, Construction and Distribution. Construction comprises SHH, a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail, and its subsidiaries. Distribution comprises SCPI, a wholesale distributor operating under the trade name Steel City Products which principally sells automotive accessories, primarily to drug and supermarket retailers, discount retail chains, hardware and automotive stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies and lawn and garden products.

Fiscal Year:

     In November 2001, the Board of Directors voted to change the Company’s fiscal year end to December 31 from the last day of February. Accordingly, this report covers the fiscal year from January 1, 2003 through December 31, 2003 (“Fiscal 2003”) and the fiscal year from January 1, 2002 through December 31, 2002 is referred to as “Fiscal 2002”. The ten-month transition period from March 1, 2001 to December 31, 2001 is referred to as “Fiscal 2001”.

Revenue Recognition:

     Construction

     The Company’s primary business since July 2001 has been as a general contractor in the State of Texas where it engages in various types of heavy civil construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. However, most public contracts are subject to termination at the election of the government although, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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

     The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

     Distribution

     Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or service has been rendered

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

     The Company provides appropriate provisions for uncollectible accounts and credit for returns.

Cash and Cash Equivalents:

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 are uninsured temporary cash investments of $9,497 and $766,879 in a money market fund stated at cost which approximates market value. Additionally, the Company had at December 31, 2003 and 2002 $7.5 million and $5.9 million, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation insured limits.

Contracts Receivable:

     Contracts receivable are based on contracted prices. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2003 and 2002 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is required. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Accounts Receivable:

     The Company maintains an allowance for doubtful accounts in its Distribution Segment, which is reviewed periodically based on customer credit history reports. The Company believes it conservatively estimates its doubtful accounts. Due to the bankruptcy filings of certain customers in fiscal 2003 and 2002, the allowance for doubtful accounts increased by $172,000 and $253,000, respectively.

Retainage:

     Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract. Retainage was approximately $10 million at December 31, 2003.

Inventories:

     The Company’s inventories are stated at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building and improvements	15-39 years
Construction equipment	5-15 years
Leasehold improvements	3-10 years
Transportation equipment	5 years
Office furniture, warehouse equipment and vehicles	3-10 years

     Depreciation expense was approximately $4.8 million, $3.8 million and $1.6 million in fiscal years 2003, 2002 and 2001.

Deferred Loan Costs:

     Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. Amortization expense for fiscal years 2003, 2002 and 2001 was $102,000, $151,000 and $65,000, respectively.

Investments:

     Sterling accounts for investments of more than 20% in affiliated companies and in which it exerts significant influence on the equity basis of accounting and accordingly, consolidated results of operations include Sterling’s share of the loss from New Heights, from December 1998 to July 3, 2001, the date of disposition.

     Sterling utilizes the cost method of accounting for investments in which it has less than a 20% ownership interest, does not exert significant influence, and where there is no readily determinable market value. Sterling accounted for its investment in SHH prior to the Sterling Transaction utilizing the cost method, but restated using the equity method at the transaction date in July 2001.

     Management performs a review of investments whenever events or changes in circumstances occur which may indicate that there is other than a temporary decline in the value of the investments. In performing this review, management considers numerous factors including the financial condition and prospects of the investee and the Company’s intention and ability with respect to retaining the investment.

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

     Resulting from the step acquisition of SHH in July 2001, whereby the Company increased its investment in SHH from 12% to 80.1%, the Company restated its investment in SHH to provide for goodwill prior to the July 2001 transaction date. Results of operations for fiscal 2001 have been restated to amortize the Company’s goodwill in SHH, reflecting expense of $25,000.

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2002	$7,612	$128	$7,740
Goodwill adjustment	69	—	69
Impairment losses	—	—	—

Balance, January 1, 2003	$7,681	$128	$7,809
Goodwill adjustment	—	—	—
Impairment losses	—	—	—

Balance, December 31, 2003	$7,681	$128	$7,809

     The Company performed impairment testing on both reporting segments as of October 1, 2003. The analysis indicated no impairment of the Company’s recorded goodwill for either reporting segment.

     Prior to the implementation of SFAS No. 142, the Company amortized goodwill over the expected life of the asset. The following table adjusts net income for the add back of goodwill amortization as of fiscal years 2003, 2002 and 2001 (dollar amounts in thousands, except per share amounts):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	December 31,	December 31,	December 31,
	2003	2002	2001
Reported net income (loss)	$5,419	$4,722	$(2,626)
Add back goodwill amortization:	—	—	25

Adjusted net income (loss):	$5,419	$4,722	$(2,601)

Basic earnings (loss) per share:
Reported net income (loss)	$1.06	$0.93	$(0.52)
Add back goodwill amortization	—	—	—

Adjusted net income (loss)	$1.06	$0.93	$(0.52)

Diluted earnings per share:
Reported net income (loss)	$0.84	$0.78	$(0.52)
Add back goodwill amortization	—	—	—

Adjusted net income (loss)	$0.84	$0.78	$(0.52)

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

Shipping and Handling Costs:

     Shipping costs are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $753,000, $875,000 and $737,000 during fiscal years 2003, 2002 and 2001, respectively. These expenses are primarily related to warehouse personnel.

Federal and State Income Taxes:

     Sterling accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 9).

Stock-Based Compensation:

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (dollars in thousands, except per share data).

	Fiscal year ended	Fiscal year ended	Ten months ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net income (loss), as reported	$5,419	$4,722	$(2,626)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(50)	(80)

Proforma net income (loss)	$5,368	$4,672	$(2,707)
Basic and diluted net income (loss) per share:
Basic, as reported	$1.06	$0.93	$(0.52)
Diluted, as reported	$0.84	$0.78	$(0.52)
Proforma, basic	$1.05	$0.92	$(0.54)
Proforma, diluted	$0.83	$0.77	$(0.54)

     Effective January 1, 2003, the Company adopted FASB No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company transitioned utilizing the prospective method for options granted after January 1, 2003. Stock option expense for options granted in fiscal 2003 was $13,000.

     The Company recorded compensation expense of approximately $288,000 in the fourth quarter of fiscal 2003 related to options granted between June 2000 and January 2003 under option plans that are subject to variable option accounting. The Board of Directors amended these plans in March 2004 with the result that the market price at which these options will be measured as compensation expense throughout their vesting periods is fixed at the date of such amendment.

Earnings Per Share:

     Basic net income or loss per common share is computed by dividing net income (or loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. Loss per share amounts do not include common stock issuable upon the exercise of stock options since that would have an antidilutive effect and reduce net loss per share. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (and loss) for the fiscal years 2003 and 2002 and the ten months ended 2001, as follows (in thousands, except per share data):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Numerator:
Net income (loss)	$5,419	$4,722	$(2,626)
Interest on convertible debt, net of tax	44	44	—

Net income (loss) before interest on convertible debt	$5,463	$4,766	$(2,626)

Denominator:
Weighted average common shares outstanding — basic	5,090	5,062	5,056
Shares for convertible debt	224	224	—
Shares for dilutive stock options and warrants	1,174	816	—

Weighted average common shares outstanding and assumed conversions — diluted	6,488	6,102	5,056

Basic earnings (loss) per common share:
Net income (loss) per common share	$1.06	$0.93	$(0.52)

Diluted earnings (loss) per common share:
Net income (loss) per common share	$0.84	$0.78	$(0.52)

Derivatives:

     Financial derivatives, consisting of interest rate swap agreements, are used as part of the overall risk management strategy to manage the risk related to changes in interest rates. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

     The Company applies Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

Put Liability:

     As part of the Sterling Transaction, the Company granted certain selling shareholders a “Put” option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put is based on a multiple of EBITDA for the four quarters immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability the effective date of the Sterling Transaction, July 18, 2001. The fair value of the Put is reviewed quarterly and any changes reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million at December 31, 2002. In the fourth quarter of fiscal 2003, exceptionally strong earnings during 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of SHH, an updated estimate of the Put price was established in December 2003 and the Put liability was increased by $1.0 million.

     Pursuant to a Restructuring Agreement entered into in September 2003, settlement of the Put, when exercised, will be made partly in cash, funded by long term borrowings under the Company’s revolving line of credit, with the balance to be converted into five-year notes, a portion of which may be converted into common stock upon mutual agreement of the Company and the noteholders.

New Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after December 15, 2003 for all other variable interest entities. The Company did not experience any impact on its financial position, results of operations or cash flows from adoption of FIN No. 46.

     In December 2003, the FASB published a revision to Interpretation No. 46 (FIN46R) to clarify certain provisions of FASB Interpretation No. 46 regarding certain implementation issues. Application of Interpretation 46R is required for those public entities with variable interest entities for periods ending after December 15, 2003. The Company did not experience any impact on its financial position, results of operations or cash flows from the adoption of FIN46R.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified on or after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows from adoption of SFAS No. 150.

     In December 2003, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 updates portions of the SEC staff’s interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB Emerging Issues Task Force on various revenue recognition topics, including EITF 00-21. The Company adopted this standard on a prospective basis. The adoption of SAB 104 did not have an impact on the financial position or results of operations of the Company.

Reclassifications:

     Certain prior years’ balances have been reclassified to conform to current year classifications.

2.	Property and Equipment

     Property and equipment are summarized as follows (in thousands):

	December 31,	December 31,
	2003	2002
Construction equipment	$24,367	$21,045
Transportation equipment	4,174	4,083
Buildings	1,488	1,493
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,378	1,380
Land	182	182

	31,991	28,585
Less accumulated depreciation	(9,611)	(5,791)

	$22,380	$22,794

     Warehouse equipment financed under capital leases amounted to $106,402 and $320,750 at December 31, 2003 and December 31, 2002, respectively and accumulated depreciation related to such leased assets was $57,930 and $202,330.

3.	Disposition of New Heights

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

     Due to significant and continuing losses at New Heights, in April 2001, the Company entered into the Unwinding Agreements with Casella Waste Systems, Inc. and KTI, which provided for the transfer to KTI of the equity interest owned by OTI in New Heights in return for (a) the Company’s common stock held by KTI, (b) cancellation of the KTI Loan and accrued interest thereon, except for $1 million and (c) the issuance to KTI of 494,302 warrants to acquire the Company’s stock. These agreements were finalized in July 2001. The income statement for the transition year ended December 31, 2001 reflects the loss on the New Heights investment through the date of disposition.

4.	Investment in Affiliated Company (“Sterling Transaction”)

     Following completion of the Unwinding Agreements (see Note 3 – “Disposition of New Heights”), which returned to the Company shares that had been owned by KTI and eliminated the losses and most of the loans attributable to New Heights, on July 18, 2001, the Company completed the “Sterling Transaction”, in which it increased its equity ownership in Sterling Construction Company (since renamed Sterling Houston Holdings, or “SHH”) from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail. The results of SHH have been included in the Company’s results since that date.

     Total consideration for the increase in equity was $24.6 million, including the Company’s previous investment in SHH of $3.5 million, and consisted of (a) cash payment of $9.9 million, (b) conversion of a $1.3 million SHH subordinated note receivable into Sterling equity, (c) issuance of subordinated notes and warrants, and (d) the sale and issuance of the Company’s common stock. For accounting purposes, the value of the 1,124,536 shares of common stock sold was determined based on the average price of the Company’s common shares over the 5-day period before and after the closing date.

     As part of the Sterling Transaction, the Company granted certain selling shareholders a “Put” option for the remaining 19.9% of SHH stock owned by them, pursuant to which they have the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put is to be reviewed quarterly and any changes reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million at December 31, 2002. Strong earnings in fiscal 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of SHH in the fourth quarter of fiscal 2003, the Company recorded an additional $1.0 million expense related to the change in the fair value of the Put. At December 31, 2003, the Put liability was approximately $5.6 million.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Sterling Transaction, (in thousands):

At July 18, 2001

Current assets	$21,920
Property, plant and equipment	18,242
Goodwill	7,637
Deferred tax asset	4,757

Total assets acquired	52,556
Current liabilities	(16,017)
Long-term liabilities	(9,756)

Total liabilities assumed	(25,773)
Minority interest	(2,126)

$24,657

     At the time of the acquisition, management re-evaluated the need for a valuation allowance on the Company’s deferred tax asset. Based on the reversing effects of deferred tax liabilities and projected future income of SHH and SCPI, management reduced the valuation allowance by a total of $8.2 million, with $4.7 million recorded as a reduction to goodwill and $3.5 million as an adjustment to paid in capital. (See Note 9.)

     Management has determined that the value of intangibles, such as non-compete agreements and contracts in place are not significant.

     Funding for the cash portion of the Sterling Transaction was provided principally through borrowings by SHH under its bank revolving credit agreement, and by the Company through the issuance of notes and the sale of common stock, as follows (in thousands):

SHH Revolver	$4,900
Subordinated notes	2,580
Short-term subordinated note payable	1,500
Sale of Sterling common stock	908

$9,888

     The following summary unaudited pro forma financial information for the period ended December 31, 2001 is presented as if the Unwinding Agreements described in Note 3 and the Sterling Transaction had been completed as of the beginning of fiscal 2001 (in thousands, except per share data). Fiscal 2003 and 2002 reflect actual results.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Total revenues	$169,532	$134,317	$96,175
Net income (loss)	$5,419	$4,722	$(442)
Net income (loss) per share	$1.06	$0.93	$(0.09)

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the financial position and results of operations that would have occurred had the Unwinding Agreements and the Sterling Transaction been completed as of the beginning of fiscal 2001.

5.	Acquisition of Kinsel Heavy Highway Construction Business

     In September 2002, a wholly owned subsidiary of SHH, Texas Sterling Construction, L.P. (“TSC”) acquired the Kinsel Heavy Highway construction business (the “Kinsel Business”) from a subsidiary of Insituform Technologies, Inc. (“ITI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $4.4 million, and the assumption by TSC of operating equipment leases with a future obligation of approximately $1.4 million. Certain unstarted construction contracts with revenues estimated at $38 million, subject to post-closing adjustments, were assigned to TSC. TSC has been engaged to manage the completion of certain other contracts in return for a management fee and hired most of Kinsel’s construction crews together with project managers and other supervisory personnel. The consideration of $4.4 million for the Kinsel Business was financed by TSC through the issuance to ITI of two unsecured two-year notes aggregating $1.5 million, with the balance paid in cash funded through additional borrowings under the SHH revolving line of credit.

     At the time the Kinsel Business was acquired, the size of the transaction and the amount of assets acquired were not material in relation to the Company’s overall business. No goodwill was recognized in the Kinsel transaction.

6.	Line of Credit and Long-Term Obligations

     Long-term obligations consist of the following (in thousands):

	December 31,	December 31,
	2003	2002
SHH Revolving Credit Agreement, due March 2006	$6,568	$14,010
Subordinated debt, due quarterly through September 2004	1,500	3,500
Subordinated zero coupon notes, due July 2005	5,213	5,917
SCPI Revolving Credit Agreement, due December 2004	2,660	2,616
Management/director notes due July 2005	1,795	2,046
Mortgage payable, due monthly through June 2016	1,141	1,265
Insituform Notes due quarterly through September 2004	563	1,400
KTI Loan	—	1,156
Convertible subordinated notes, due December 2004	560	560
Other	58	136

	20,058	32,606
Less current portion	(5,678)	(3,038)

Net long-term portion	$14,380	$29,568

Related Party Notes

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years through June 2004 in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance to certain selling shareholders of SHH of zero coupon notes. Warrants for the Company’s common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, unless triggered by exercise of the Put. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per share. Mr. Manning and Mr. Harper received notes for the face value of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to North Atlantic Smaller Companies Investment Trust (“NASCIT”) in consideration of the forgiveness of six months’ interest on such prepaid amount.

     Pursuant to a Restructuring agreement in September 2003, upon exercise of the SHH Put to the Company, when payment of the zero coupon notes will be triggered, a portion is to be paid in cash, funded by long-term borrowings under the existing SHH line of credit, and the balance converted into five year notes, a portion of which may be exchanged into common stock upon mutual agreement of the Company and the noteholders.

Management/Director Notes

     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were due to members of Sterling’s management, including Joseph P. Harper Sr., since appointed the Company’s President. Notes totaling approximately $550,000 were due to Robert Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain amounts due by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of SHH and SCPI, or from proceeds of any sale of SCPI’s business. In December 2003, a prepayment to certain noteholders was made from cash upstreamed from SHH. Of the amounts owed to officers and directors, Mr. Davies received accrued interest and a reduction of principal on his notes aggregating $411,000, Mr. Harper received $86,000 and Mr. Hemsley elected not to participate in the prepayment.

     Pursuant to a Restructuring Agreement entered into in September 2003, when the SHH Put is exercised, triggering payment of the Management/Director notes, one half is to be paid in cash, funded through long term borrowings utilizing the existing SHH line of credit, and the balance to be converted into five-year notes.

Convertible Subordinated Notes

     In December 2001, in order to strengthen SCPI’s working capital position, Sterling obtained funding in the amount of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) (the “Convertible Subordinated Notes”). In January 2002, two other members of management, including Bernard Frank, Chairman of SCPI, funded a further $60,000 that was used for general corporate purposes. The notes, which are convertible at any time prior to the maturity date into the Company’s common stock at a price of $2.50 per share, mature and are payable in full in December 2004. Interest at 12% is payable monthly. The notes rank senior to debt issued in connection with the Sterling Transaction.

     In January 2003, members of management of the Company, of SCPI and of SHH (including Messrs. Harper, Hemsley and Frank) further funded SCPI with a short-term loan in the aggregate amount of $250,000 to reduce SCPI’s vendor payables. The notes, which paid interest monthly at the rate of 10% per annum, are subordinate to the SCPI Revolver and matured in July 2003. The notes have been extended to June 2004 with the granting of a guarantee by SHH, and an increase in the interest rate to 12% per annum, effective January 2004. The notes may be prepaid without penalty.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit with a maximum line of $17.0 million, subject to a borrowing base. In March 2003 SHH agreed with its bank on a two-year extension of the bank revolving line of credit, until March 31, 2006. Reflecting recent strong cash flow and expected lower borrowing requirements, the maximum amount available under the line was reduced, at SHH’s request, to $14 million. The line of credit carries interest at the prime rate, subject to achievement of certain financial targets and is secured by the equipment of SHH. The balance on the SHH Revolver at December 31, 2003 was $6.6 million, and the effective rate of interest was 4% and SHH was in compliance with its covenants.

     Due to concerns stemming from SCPI’s institutional lender’s filing for bankruptcy, and as a condition of the completion of the Sterling Transaction, SCPI changed institutional lenders in July 2001 and entered into a bank agreement for a two-year revolving line of credit in the amount of $5.0 million, subject to a borrowing base. The new revolver carried an interest rate equal to the prime rate plus 1%. Following the bankruptcy filing in August 2001 of a significant customer of SCPI, which created a default under its terms, the SCPI Revolver was amended in September 2001 to reduce the maximum borrowing level to $3.75 million, increase the interest rate to prime plus 1.5%, and accelerate the term to April 30, 2002. Upon demonstrating SCPI’s ability to generate new business and maintain its relationships with customers and vendors, in December 2001 the SCPI Revolver was again amended to restore the maximum borrowing level of $5.0 million and extend the term to May 2003. Further amendments in fiscal 2002 extended the term of the SCPI Revolver to December 2004, reduced the interest rate to prime plus 1% and removed a limitation on borrowing. At December 31, 2003, the balance on the SCPI Revolver was $2.7 million and carried an effective rate of interest of 5.00%. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of certain financial covenants. At December 31, 2003, SCPI was in compliance with its financial covenants.

KTI Loan

     In December 1998, Sterling entered into a loan agreement with KTI, Inc. (the “KTI Loan”) pursuant to which KTI committed to lend Sterling a minimum of $11.5 million for capital expenditures and start-up losses incurred by New Heights. The KTI Loan carried interest at a fixed rate of 14%, payable quarterly and was due, by its original terms, in April 2001. The KTI Loan was secured by a pledge of all the capital stock of OTI and all of OTI’s equity interest in New Heights.

     Effective July 2001, all of the KTI Loan and accrued interest thereon except $1,000,000 was cancelled pursuant to the Unwinding Agreements, with such balance converted to a four year subordinated loan, with interest of 12% due at maturity. The face value of the KTI Loan was accounted for to reflect a reduction for the fair value of the 494,302 warrants for Sterling common stock issued to KTI, which were amortized over the life of the loan.

     In April 2003, the Company paid its obligation to KTI of $1.0 million, plus accrued interest of approximately $220,000. In consideration of the prepayment, 394,302 of the warrants issued to KTI were cancelled.

Insituform Notes

     In September 2002, a wholly owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance paid in cash funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments of principal and interest through fiscal 2004.

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

Other Debt

     The Company acquired certain warehouse and computer equipment through capital leases, usually with five-year lease terms, with expirations ranging from September 2003 through October 2007. Equipment financed under capital leases totaled $106,402 at December 31, 2003.

Maturity of Debt

     The Company’s long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal Year
2004	$5,678
2005	6,901
2006	6,699
2007	131
2008	97
Thereafter	552

$20,058

7.	Financial Instruments

     The carrying value of the Company’s financial instruments, which include accounts receivable, accounts payable, the SHH and SCPI Revolver, capital lease obligations, the Convertible Subordinated Note, the Subordinated Loan and the interest rate swaps approximate their fair value at December 31, 2003 and December 31, 2002.

8.	Derivative Financial Instruments

     During fiscal 2002, in connection with certain long-term debt, SHH entered into two interest rate swap agreements to manage exposure to fluctuations in interest rates on a portion of the loan balances.

     Under the interest rate swap agreements, the Company exchanged variable rate interest on a portion of the loan balances, equal to a notional amount of $3,000,000 each, with fixed rates of 5.87% and 6.57%.

     During the years ended December 31, 2003 and December 31, 2002, SHH recorded interest income/(expense) of $34,955 and ($177,796) to adjust the carrying amounts of derivatives to reflect their face values of $142,801 and $177,796, respectively.

9.	Income Taxes and Deferred Tax Asset

     In part as a result of its ownership of SCPI at December 31, 2003, Sterling had the benefit of net operating tax loss carry-forwards (the “Tax Benefits”) of approximately $88 million, which expire in the years 2004 through 2021 and which shelter most income of Sterling and its subsidiaries from federal income taxes. A change in control of Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, SCPI’s and Sterling’s Certificates of Incorporation include restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of each company’s common stock. The exercise of options held by Messrs. Davies and Hemsley is subject to a standstill agreement that provides that they may not be exercised before July 2004 except with Board approval following an opinion that such exercise will not adversely affect the availability of the Tax Benefits.

     Deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2003		December 31, 2002
	Current	Long Term	Current	Long Term
ASSETS
Net operating loss carryforwards	$15,747	$12,448	$6,920	$28,195
Reserve for bad debts	324	—	269	—
Other	—	46	—	—

	16,071	12,494	7,189	28,195
LIABILITIES
Depreciation of property and equipment	—	2,343	—	2,588

Net asset before valuation allowance	16,071	10,151	7,189	25,607
Less: valuation allowance	(14,619)	(5,624)	(5,530)	(19,655)

Net asset	$1,452	$4,527	$1,659	$5,952

     During fiscal years 2003 and 2002, the valuation allowance decreased by $4.9 and $21.3 million due to the following (in thousands):

	Fiscal 2003	Fiscal 2002
Utilization of net operating loss carryforwards against current taxable income	$1,816	$—
Expiration of net operating loss carryforwards	3,444	16,226
Increase in valuation allowance applicable to bad debt reserve and unrealized loss	(101)	—
Reassessment of valuation allowance based on future taxable income forecasts	(218)	5,100

	$4,941	$21,326

     As a result of the acquisition of SHH in fiscal 2001, the Company evaluated and decreased the valuation allowance on its net deferred tax asset. Management believes that more likely than not, the deferred assets will be realized based on future earnings of both SHH and SCPI.

     Fluctuations in market conditions and trends and other changes in the Company’s earnings base, such as subsidiary acquisitions and disposals, warrant periodic management reviews of the recorded tax asset to determine if an increase or decrease in the recorded valuation allowance is necessary to change the tax asset to an amount that management believes will more likely than not be realized.

     In fiscal 1990, SCPI underwent a quasi-reorganization. As a result of this quasi-reorganization, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets when accounting for the SHH acquisition. At December 31, 2003, the Company has approximately $53 million of net operating losses that are fully reserved that relate to the period prior to the quasi-reorganization. Any subsequent reduction in the valuation allowance related to the loss carryforwards would result in an adjustment to paid-in capital.

     If future profit levels exceed current expectations and economic or business changes warrant upward revisions in the estimate of the realizable value of net operating tax loss carry-forwards, the consequent reduction in the valuation allowance would result in a corresponding deferred tax benefit in future results of operations to the extent of the aggregate charges of approximately $2 million to deferred tax expense in prior years, and any benefit in excess of such charge would be reflected as an addition to paid-in capital. The accounting treatment to increase paid-in capital results from SCPI’s quasi-reorganization accounting in fiscal 1990.

     The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes and federal alternative minimum tax.

     Income tax expense from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Current tax expense	$246	$14	$14
Decrease in valuation allowance for deferred tax asset	(4,941)	(1,516)	(4,062)
Deferred tax expense (benefit)	6,573	252	(4,062)

Income tax expense (benefit)	$1,878	$(1,250)	$14

     The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations, for the following reasons (in thousands):

	Fiscal Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Tax (expense) benefit at the U.S. federal statutory rate	$2,484	$1,176	$(893)
State income tax expense, net of refunds and federal benefits	10	14	14
Utilization of net operating loss carryforwards against current taxable income	(1,816)	(1,426)
Gain on disposal of equity investment	—	—	4,937
Increase in deferred tax asset valuation allowance	319	(1,516)	(4,062)
Non-deductible costs and other	881	502	18

Income tax expense (benefit)	$1,878	$(1,250)	$14

     The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of Sterling; at this time, such changes cannot be predicted. Sterling’s estimated net operating tax loss carry-forwards at December 31, 2003 expire as follows (in thousands):

Fiscal Year
2004	$49,000
2005	13,000
2010	2,000
2011	2,000
2017	3,000
2018	1,000
Thereafter	18,000

$88,000

10.	Costs and Estimated Earnings and Billings on Uncompleted Contracts

     Costs and estimated earnings and billings on uncompleted contracts at December 31, 2003 are as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	December 31, 2003	December 31, 2002
Costs incurred and estimated earnings on uncompleted contracts	$99,732	$113,707
Billings on uncompleted contracts	(108,193)	(114,455)

	$(8,461)	$(748)

     Included in accompanying balance sheets under the following captions:

	Fiscal year ended	Fiscal year ended
	December 31, 2003	December 31, 2002
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,281	$2,793
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,742)	(3,541)

	$(8,461)	$(748)

11.	Stock Options and Warrants

Options

     In fiscal 1991, the Board of Directors granted ten-year options to purchase 194,388 shares of the Company’s common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75 and in fiscal 1996, the exercise price of 49,984 of such options was reduced to $2.00 per share. 84,420 of these options are subject to a standstill agreement executed as part of the Sterling Transaction that extended the expiration date beyond January 2002 and 14,996 options were extended to September 2004. In December 2003, 14,996 of these options were exercised at $2.75 per share, for net proceeds to the Company of $41,239.

     In fiscal 1994, the Board of Directors and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the “1994 Omnibus Plan”) and the 1994 Non-Employee Director Stock Option Plan (the “Director Plan”). Under both plans, the exercise price of options granted may not be less than the fair market value of the common stock on the date of the grant and the term of the grant may not exceed ten years.

     The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of the Company’s common stock pursuant to the grant of incentive stock options to employees of Sterling and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Sterling and its subsidiaries. Subsequently, the number of options available under the plan was increased to 1,150,000 shares. The options generally vest over a four-year period and expire ten years from the date of the grant, however 114,996 of these options are subject to a standstill agreement executed as part of the Sterling Transaction. In fiscal 2003, 50,000 of these options were exercised at a price of $2.75 per share, and in fiscal 2002, 13,500 of these options were exercised at a price of $1.07 per share.

     The Director Plan (a “formula plan”) provided for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who were not employees of the Company. The plan provided that on every May 1, each non-employee director holding office on such date would automatically receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director’s options expire upon such director’s resignation. The final 7,000 options that remained under the plan were issued in May 2001. In July 2001, options aggregating 12,498 shares, at prices ranging from $0.75 to $1.06 per share, were exercised for net proceeds to the Company of $12,164.

     In December 1998, the Board of Directors approved the 1998 Omnibus Stock Plan (the “1998 Omnibus Plan”). Under the 1998 Omnibus Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Omnibus Plan provides for the issuance of 700,000 shares. Stock options granted under the plan generally vest over a three-year period. As part of the Sterling Transaction, 480,000 options are subject to a standstill agreement until July 2004. In July 2001 options aggregating 100,000 shares were exercised for net proceeds to the Company of $50,000. In July 2003, options totaling 10,000 shares were exercised for net proceeds to the Company of $5,000.

     In fiscal 2001, the shareholders ratified the 1998 Omnibus Stock Plan and the Board of Directors approved the 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provides for the issuance of incentive stock awards for up to 500,000 shares of common stock, under which stock options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company’s and its subsidiaries’ officers, employees, directors, consultants and advisors are eligible to be granted awards under the plan. Stock options generally vest over time and can be exercised no more than 10 years after the date of the grant. In July 2001, 97,400 options were granted to certain employees of SHH and to non-employee directors. In July 2002, 55,900 options were granted to certain employees of SHH. In August 2003, 60,800 options were granted to certain employees of SHH. The plan also provides for stock grants, but none have been made as of December 31, 2003.

     The following tables summarize the activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
	Shares	Price range	Shares	Price range	Shares	Price range
Outstanding at 2/01:	128,573	$2.00-2.75	93,000	$0.84-3.38	890,884	$0.88-3.88
Granted			7,000	$0.75
Exercised			(12,498)	$0.75-1.06
Expired/forfeited	—		—		(24,600)	$1.00-3.38

Outstanding at 12/01:	128,573	$2.00-2.75	87,502	$0.75-3.38	866,284	$0.88-3.88
Granted	—		—
Exercised	—		—		(13,500)	$1.07
Expired/forfeited	(29,157)	$2.00	—		(30,000)	$1.00-3.88

Outstanding at 12/02:	99,416	$2.75	87,502	$0.75-3.38	822,784	$0.88-3.38
Granted
Exercised	(14,996)	$2.75			(50,000)	$2.75
Expired/forfeited	—		—		(2,400)	$0.88-3.38

Outstanding at 12/03:	84,420	$2.75	87,502	$0.75-$3.38	770,384	$0.88-3.38

	1998 Omnibus Plan (a)		2001 Stock Incentive Plan
	Shares	Price range	Shares	Price range
Outstanding at 2/01:	641,000	$0.50-1.00
Granted			97,400	$1.50
Exercised	(100,000)	$0.50
Expired/forfeited	(500)	$1.00	—

Outstanding at 12/01:	540,500	$0.50-1.00	97,400	$1.50
Granted	10,000	$1.50	55,900	$1.73
Exercised	—		—

Outstanding at 12/02:	550,500	$0.50-1.50	153,300	$1.50-1.73

Granted			60,800	$3.05
Exercised	(10,000)	$0.50
Expired/forfeited	—		—

Outstanding at 12/03:	540,500	$0.50-1.50	214,100	$1.50-3.05

(a)	Of the options to purchase 600,000 shares granted in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The option to purchase 41,000 shares granted in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted average
		remaining	Weighted average		Weighted average
Range of exercise		contractual life	exercise price per		exercise price per
price per share	Number of shares	(years)	share	Number of shares	share
$0.50 - $0.88	896,098	4.58	$0.67	896,098	$0.67
$1.00 - $1.50	287,900	5.15	$1.21	242,967	$1.16
$1.73 - $2.00	172,900	3.52	$1.91	128,981	$1.97
$2.75-$3.38	340,008	2.17	$2.83	279,204	$2.79

	1,696,906		$1.33	1,547,250	$1.24

     At December 31, 2002, options to purchase 1,587,925 shares were exercisable at a weighted average exercise price of $1.21 per share.

     The weighted average fair value per share of all options granted during fiscal 2003, 2002 and 2001 was $2.49, $1.45 and $0.83, respectively.

     The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Risk free interest rate	4.00%	4.00%	4.50%
Expected volatility	77.0%	79.0%	35.1%
Expected life of option	10.0 years	10.0 years	10.0 years
Expected dividends	None	None	None

Warrants

     As part of the Sterling Transaction in July 2001, warrants attached to zero coupon notes were issued to certain members of SHH management, to NASCIT and to KTI. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share become exercisable 54 months from the issue date. In April 2003, the KTI Loan was prepaid, and as part of the consideration for the prepayment, 394,302 warrants were cancelled. At December 31, 2003, 850,000 warrants were outstanding. At December 31, 2002 and December 31, 2001, there were 1,244,302 warrants outstanding.

12. Employee Benefit Plan

     Sterling and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s Board of Directors. SHH matched $243,625 and $217,255 in contributions for the years ended December 31, 2003 and December 31, 2002, respectively. SCPI and Sterling did not provide matching contributions.

     Total plan related expense was approximately $48,000, $26,000 and $74,000 in fiscal 2003, 2002 and 2001, respectively.

13. Operating Leases

     In December 1997, SCPI entered into an operating lease for its warehouse with an initial term that expired January 1, 2003, with one additional five-year renewal option. SCPI exercised its renewal option in late 2002. The lease requires minimum rental payments of $247,000 through December 2005, increasing to $259,000 per annum through December 2007, and payment by SCPI of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, SCPI entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one three-year renewal option. Over the term of the lease, rent escalates from $139,000 to $192,000.

     Operations of SHH are conducted from an owned building in Houston, Texas. SHH also leases incidental office space in Fort Worth, Texas for a term of one year, commencing October, 2003. SHH leases incidental office space in San Antonio, Texas on a month to month agreement.

     Through the acquisition of the Kinsel Business in September 2002, SHH acquired several equipment operating leases, with balances on the lease terms ranging from several months to approximately five years.

     Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2004	$431
2005	429
2006	452
2007	451
Thereafter	—

Total future minimum rental payments	$1,763

     Total rent expense for all operating leases amounted to approximately $795,000, $428,000 and $313,000 in fiscal years 2003, 2002 and 2001, respectively.

14. Segment Information

     The Company has historically operated as a wholesale distributor of automotive aftermarket accessories (the “Distribution Segment”). Its subsidiary, SCPI, is one of the larger independent wholesale distributors of automotive accessories in the Northeastern United States. In fiscal 1996, SCPI began the distribution of non-food pet supplies, and in fiscal 2000, expanded its product offerings to include lawn and garden products. SCPI’s customer base of drug and supermarket retailers, discount retail chains, hardware, and automotive chains is largely the same across its product lines (the “Distribution Segment”).

     In July 2001, the Company increased its equity investment in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail (the “Construction Segment”).

     Each of the Distribution Segment and the Construction Segment is managed by its own decision makers and is comprised of unique customers, suppliers and employees. Terry Allan, President of SCPI and Maarten Hemsley, the Chief Financial Officer of the Company, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by Joseph P. Harper, its Chief Financial Officer to determine its financial needs. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley, subject to the terms of each Segment’s bank covenants which affect upstreaming of funds to the Company.

     The following table reflects the Company’s two operating segments. Fiscal 2001 segment information has been restated to conform to the current management of the business (in thousands):

Fiscal 2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532

Operating profit (loss)	12,258	576	(1,836)	10,998
Interest expense, net				2,074

Income before minority interest and income taxes				8,924
Minority interest expense			(1,627)	(1,627)
Net income				5,419

Depreciation and amortization	$4,687	$118	$2	$4,807
Segment assets	$55,248	$7,118	$13,212	$75,578
Capital expenditures	$4,341	$9	$—	$4,350

Fiscal 2002				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$111,747	$22,570		$134,317

Operating profit (loss)	7,086	1,039	(1,137)	6,988
Interest expense				2,643

Income before minority interest and income taxes				4,345
Minority interest expense			(873)	(873)
Net income				4,722

Depreciation and amortization	$3,703	$149	$3	$3,855
Segment assets	$49,442	$6,906	$16,409	$72,757
Capital expenditures	$8,603	$101	$3	$8,707

Fiscal 2001 – ten months				Consolidated
Segments	Construction	Distribution	Other	Total
Revenues	$48,654	$17,467		$66,121

Operating profit (loss)	2,293	481	(1,329)	1,445
Interest expense				2,193

Loss before equity investment and income taxes				(748)
Net loss from equity affiliates			(1,217)	(1,217)
Minority interest expense			(647)	(647)
Net loss				(2,626)

Depreciation and amortization	$1,553	$125	$28	$1,706
Segment assets	$37,241	$7,134	$14,763	$59,138
Capital expenditures	$1,175	$29	—	$1,204

     The following table shows contract revenues generated from SHH’s largest customers which accounted for more than 10% of consolidated revenues in the period since completion of the Sterling Transaction in July 2001:

	Fiscal year ended		Fiscal year ended
	December 31, 2003		December 31, 2002
	Contract	% of	Contract	% of
	Revenues	Revenues	Revenues	Revenues
City of Houston	$58,441	39.2%	$26,044	23.3%
Texas State Department of Transportation	$28,421	19.1%	*	*
Houston Metropolitan Transit Authority	$20,900	14.0%	$51,821	46.4%

*represents less than 10% of SHH revenues

     Prior to the acquisition of SHH in July 2001, sales attributable to SCPI represented 100% of Sterling’s consolidated sales. The following table shows sales to SCPI’s customers that individually accounted for more than 10% of sales during any of the latest three fiscal years (dollars in thousands):

	Fiscal Year 2002 Ended		Fiscal Year 2002 Ended		Fiscal Year 2001 Ended
	December 31, 2003		December 31, 2002		December 31, 2001
					(ten months)
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Warehouse Sales	$3,784	18%	$3,711	16%	$2,193	13%
Giant Eagle	$3,245	16%	$2,959	13%	$2,313	13%
Kroger	$3,242	16%	$3,591	16%	$2,758	16%
American Sales	$2,157	11%	*	*	$1,863	11%
Ames	$0	0%	$2,918	13%	$3,217	18%

*did not represent more than 10% of sales

     In August 2001, Ames filed for Chapter 11 protection. SCPI continued to ship to Ames as debtor-in-possession under strict payment terms. Pre-petition sales to Ames during fiscal 2001 (mostly of automotive products) totaled $1.5 million, of which approximately $680,000 was unpaid at the time of Ames bankruptcy filing. Sales to Ames in fiscal 2002 prior to its liquidation in July aggregated $2.9 million.

15. Commitments and Contingencies

Employment Agreements

     SCPI has an employment agreement with Mr. Allan which expired in September 2003, but which has been continued on a month-to-month basis that provides termination rights in the event of a defined change in control of SCPI. The rights include payments of up to twenty-four months of Mr. Allan’s base salary, along with continuation of benefits and certain other payments. The agreement also provides for substantially the same provisions in the event that Mr. Allan’s employment was terminated by SCPI without cause.

     Messrs. Harper and Manning and certain other officers of SHH have employment agreements with a subsidiary of SHH which provide for payments of annual salary and benefits if the executive’s employment is terminated without cause.

Self-Insurance

     SHH is self-insured for employee health claims. Its policy is to accrue the estimated liability for claims through December 31, 2003. The Company has obtained reinsurance coverage for the policy period from June 1, 2003 through May 31, 2004 as follows:

•	Specific excess reinsurance coverage for medical and prescription drug claims in excess of $40,000 with a maximum lifetime reimbursable of $960,000.

•	Aggregate reinsurance coverage for medical, dental and prescription drug claims with a plan year maximum of $1,000,000 for claims in excess of approximately $468,000 which is estimated based on the number of employees.

     For the twelve months ended December 31, 2003, SHH incurred approximately $769,000 in expenses related to this plan, compared with $848,000 in the prior year.

Guarantees

     The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which have not in the past been material in nature.

Litigation

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company. In 2003, Ames filed a preference claim against SCPI. The Company is defending the suit vigorously, however, if such defense is unsuccessful, the amount is not material to the overall financial condition of the Company.

16. Minority Interest

     Under the fiscal 1992 merger (see Note 1) SCPI was required for a period of five years following the merger to issue to the Company (or cancel) such number of shares of Series A Preferred Stock and/or common stock as were necessary, in accordance with periodic determinations, to maintain the Company’s aggregate stock ownership of SCPI at 90%.

     During fiscal 1993, the cumulative dividends on SCPI’s Series A Preferred Stock exceeded SCPI’s net income for that year, thus creating a loss attributable to SCPI’s common stockholders in excess of the minority interest, and accordingly, the Company reduced to zero the minority interest related to SCPI. In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 share reverse stock split of SCPI’s common stock. The transaction was approved by the Company; SCPI’s majority shareholder. In March 2004 the reverse stock split of SCPI’s common stock was completed with the result that the Company thereafter is SCPI’s sole shareholder.

     In July 2001, the Company increased its investment in SHH from 12% to 80.1%. Accordingly, a minority interest liability of $5.3 million and $3.6 million is reflected in the consolidated balance sheet for fiscal years 2003 and 2002, respectively. Minority interest expense of $1,627,000, $873,000 and $647,000 is reflected in the consolidated results of operations for fiscal years 2003, 2002 and 2001, respectively.

17. Related Party Transactions

     The Sterling Transaction was funded in part through the issuance of zero coupon notes and warrants to certain members of SHH’s management, including Messrs. Patrick Manning and Harper. The zero coupon notes carry an imputed rate of interest of 12%, compounded annually, and mature in July 2005, but the maturity date may be accelerated by exercise of the Put by the selling shareholders. Also as part of the Sterling Transaction, additional notes were issued to Mr. Harper and another member of SHH’s management, which carry interest at 12% and mature in July 2005. The notes are subordinated to the SHH Revolver and the SCPI Revolver. Payments made on the additional notes are restricted to defined cash flows of SHH and SCPI.

     In October 1999, to fund the second tranche of SHH equity, notes were issued to Messrs. Davies and Hemsley that were to mature in April 2001. These notes were extended and restructured as part of the Sterling Transaction, now carry interest at 12% and mature in July 2005. Payment on the notes is restricted to defined cash flows of SHH and SCPI.

     In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI’s working capital position through the purchase of additional inventory, Sterling obtained funding in the amount of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who contributed $155,000, $100,000 and $25,000, respectively) (the “Convertible Subordinated Notes”). In January 2002, two other members of management funded a further $60,000 that was used for general corporate purposes. The notes, which are convertible at any time prior to the maturity date into the Company’s common stock at a price of $2.50 per share, mature and are payable in full in December 2004. Interest at 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

     In January 2003, certain members of management and directors (including Messrs. Harper, Hemsley and Frank) funded a further $250,000 through a short-term loan to SCPI to reduce vendor payables. The loans, which are subordinate to the SCPI Revolver, matured in July 2003 but were extended to June 2004 with the granting of a guarantee by SHH. Interest is payable monthly. In consideration of the extension of the loan, the interest rate was increased from 10% to 12% per annum effective January 2004.

     In December 2003, prepayments on certain notes owed to members of management were made from funds upstreamed to the Company by SHH. Principal and accrued interest of approximately $411,000 and $86,000 was paid to Mr. Davies and Mr. Harper, respectively.

     Mr. Robert Frickel was elected a director of the Company in July 2001. Mr. Frickel’s company, the R.W. Frickel Company, P.C. has provided services to SHH for many years and provided services to SHH and to the Company in fiscal 2003 and fiscal 2002, primarily related to accounting and tax issues. SHH and the Company incurred fees for such services in the amount of $60,000 and $92,000 in fiscal years 2003 and 2002, respectively, which SHH and the Company believe were reasonable and competitive in the marketplace.

18. Quarterly Financial Information

     (Unaudited)           (Dollar amounts in thousands, except per share data)

Fiscal 2003 quarter ended	March 31	June 30	September 30	December 31	Total
Revenues	$41,698	$49,311	$41,376	$37,147	$169.532
Gross profit	4,716	5,299	5,803	5,062	20,880
Income before minority interest and taxes	2,121	2,834	2,889	1,080	8,924
Net income	$1,196	$1,572	$2,292	$359	$5,419
Net income per share, basic:	$0.24	$0.31	$0.45	$0.06	$1.06
Net income per share, diluted:	$0.20	$0.25	$0.34	$0.05	$0.84

Fiscal 2002 quarter ended	March 31	June 30	September 30	December 31	Total
Revenues	$29,682	$33,990	$32,520	$38,125	$134,317
Gross profit	3,308	4,275	4,035	4,847	16,465
Income before minority interest and taxes	796	1,418	1,125	1,006	4,345
Net income	$370	$697	$1,241	$2,414	$4,722
Net income per share, basic:	$0.07	$0.14	$0.25	$0.47	$0.93
Net income per share, diluted:	$0.06	$0.12	$0.20	$0.40	$0.78

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Dated: March 24, 2004	By:	/s/ Patrick T. Manning
Patrick Manning, Chief Executive Officer
(duly authorized officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board Chief Executive Officer (principal executive officer) Director	March 24, 2004
/s/ Maarten D. Hemsley Maarten D. Hemsley	Chief Financial Officer (principal financial and accounting officer) Director	March 24, 2004
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Director	March 24, 2004
/s/ John D. Abernathy John D. Abernathy	Director	March 24, 2004
/s/ Robert M. Davies Robert M. Davies	Director	March 24, 2004
/s/ Robert W. Frickel Robert W. Frickel	Director	March 24, 2004
/s/ Christopher H.B. Mills Christopher H.B. Mills	Director	March 24, 2004

SCHEDULE II

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C				Column E
	Balance at				Column D	Balance at
	beginning of	Charged to costs		Charges to other	Deductions -	end of
Description	period	and expenses		accounts - describe	describe(A)	period
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
December 31, 2003	$841	232	(B)	—	60	$1,013
December 31, 2002	$588	259	(C)	—	6	$841
December 31, 2001	$191	483	(C)	—	86	$588

(A)	Amounts were deemed uncollectible

(B)	Relates to the bankruptcy filing of Penn Traffic and Hutchins, customers of SCPI

(C)	Relates to the bankruptcy of Ames, a customer of SCPI