Form 10-K/A
period 2003-12-31
STERLING CONSTRUCTION CO INC
filed 2004-04-02
CIK 874238

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

			Fiscal 2001
	Fiscal 2003	Fiscal 2002	December 31,	Fiscal 2000	Fiscal 1999
	December 31,	December 31,	2001 (c)(d)	February 28,	February 29,
	2003	2002	(ten months)	2001(a)(d)	2000(a)(d)
Operating results:
Revenues	$169,532	$134,317	$66,121	$20,694	$20,142

Income (loss) from continuing operations before income taxes	$8,924	$4,345	$(1,965)	$(7,044)	$(2,517)
Minority interest (e)	(1,627)	(873)	(647)	—	—
Current income tax expense	(246)	(14)	(14)	(27)	(10)
Deferred income tax (expense) benefit (b)	(1,632)	1,264	—	—	—

Income (loss) from continuing operations	5,419	4,722	(2,626)	(7,071)	(2,527)
Income (loss) from discontinued operations(a)	—	—	—	399	(2,456)

Net income (loss)	$5,419	$4,722	$(2,626)	$(6,672)	$(4,983)

Basic and diluted per share amounts:
Basic earnings (loss) per share from continuing operations	$1.06	$0.93	$(0.52)	$(1.43)	$(0.51)
Basic earnings (loss) per share from discontinued operations	$—	$—	$—	$0.09	$(0.49)

Basic earnings (loss) per share	$1.06	$0.93	$(0.52)	$(1.34)	$(1.00)

Basic weighted average shares outstanding	5,090	5,062	5,056	4,943	4,943

Diluted earnings (loss) per share from continuing operations	$0.84	$0.78	$(0.52)	$(1.43)	$(0.51)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$0.09	$(0.49)

Diluted earnings (loss) per share	$0.84	$0.78	$(0.52)	$(1.34)	$(1.00)

Diluted weighted average shares outstanding	6,488	6,102	5,056	4,943	4,943

Cash dividends declared	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Balance sheet statistics:
Total assets	$75,578	$72,757	$59,138	$16,507	$21,952
Long-term obligations	$19,958	$34,323	$30,241	$4,633	$13,428
Book value per share of common stock	$3.27	$2.14	$1.21	$(2.01)	$(0.66)

(a)	In fiscal 1999, the decision was made to dispose of Dowling’s. Results of operations for fiscal 1999 reflect a loss on the disposal of $2.0 million, relating primarily to the write-off of goodwill, together with an operating loss of $428,000. Results for Dowling’s have been presented as discontinued operations for all periods shown. Upon completion of the sale of Dowling’s in fiscal 2000, the Company recorded income of $399,000.

(b)	In December 2001, the Company recorded a deferred tax asset that exceeded its valuation allowance (see Note 7 to the Consolidated Financial Statements). The asset was reassessed in fiscal 2002 resulting in a tax benefit of $1.2 million. The Company continues to assess its deferred tax asset on a quarterly basis.

(c)	In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(d)	In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000 and fiscal 1999 have been restated to reflect this treatment.

(e)	Minority interest represents the 19.9% of SHH not owned by the Company.

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

STERLING CONSTRUCTION COMPANY, INC.

Dated: March 31, 2004	By:	/s/ Patrick T. Manning
Patrick Manning, Chief Executive Officer
(duly authorized officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board Chief Executive Officer (principal executive officer) Director	March 31, 2004
/s/ Maarten D. Hemsley Maarten D. Hemsley	Chief Financial Officer (principal financial and accounting officer) Director	March 31, 2004
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Director	March 31, 2004
/s/ John D. Abernathy John D. Abernathy	Director	March 31, 2004
/s/ Robert M. Davies Robert M. Davies	Director	March 31, 2004
/s/ Robert W. Frickel Robert W. Frickel	Director	March 31, 2004
/s/ Christopher H.B. Mills Christopher H.B. Mills	Director	March 31, 2004

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