Form 10-Q
period 2004-03-31
STERLING CONSTRUCTION CO INC
filed 2004-05-13
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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
(Zip Code)

(281) 821-9091

(Registrant’s telephone number, including area code)

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

     As of May 1, 2004, 5,298,858 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative disclosure about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
SIGNATURES
Certification of Patrick T Manning, CEO
Certification of Maarten D Hemsley, CFO
Certification of CEO & CFO-18 U.S.C. Section 1350

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,869	$2,765
Contracts receivable	26,559	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	2,241	1,281
Trade accounts receivable, less allowance of $1,023 and $1,013 respectively	4,095	1,919
Inventories	5,389	4,842
Deferred tax asset	1,452	1,452
Other	1,289	1,436

Total current assets	43,894	40,199

Property and equipment, at cost	31,773	31,991
Less accumulated depreciation	(10,114)	(9,611)

	21,659	22,380

Goodwill,	7,809	7,809
Deferred tax asset	4,338	4,527
Other assets	638	663

	12,785	12,999

	$78,338	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,664	$14,439
Accrued interest	644	530
Billings in excess of costs and estimated earnings on uncompleted contracts	7,513	9,742
Short-term debt	—	2,660
Current maturities of long-term obligations	521	708
Short-term debt, related parties	1,810	2,310
Other accrued expenses	2,794	3,322

Total current liabilities	30,946	33,711

Long-term obligations:
Long-term debt	11,054	6,568
Long-term debt, related parties	6,908	6,758
Put liability	5,578	5,578
Other long-term obligations	1,017	1,054

	24,557	19,958

Minority interest	5,440	5,273
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,298,858 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	66,881	66,400
Deferred compensation expense	(131)	(139)
Deficit	(49,407)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	17,395	16,636

	$78,338	$75,578

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31, 2004	March 31, 2003
Contract revenues	$25,586	$35,679
Sales	6,723	6,019

	32,309	41,698

Cost of contract revenues earned	22,908	31,822
Cost of goods sold, including occupancy, buying and warehouse expenses	5,776	5,160
Selling and administrative expenses	2,476	1,995
Interest expense, net of interest income	519	600

	31,679	39,577

Income before minority interest and income taxes	630	2,121
Minority interest in net earnings of subsidiary	167	324

Income before taxes	463	1,797
State tax expense (benefit)	6	(10)
Income tax expense	189	611

Net income tax expense	195	601
Net income	$268	$1,196

Basic and diluted net income per share:
Basic	$0.05	$0.24
Diluted	$0.04	$0.20
Weighted average number of shares outstanding used in computing basic and diluted per share amounts:
Basic	5,172,458	5,069,016
Diluted	7,266,573	5,993,090

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$268	$1,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	1,080
Loss on sale of property and equipment	5	—
Deferred tax benefit	189	601
Deferred compensation expense	215	—
Minority interest in net earnings of subsidiary	167	324
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,176)	(1,280)
(Increase) in contracts receivable	(55)	(6,722)
(Increase) in inventories	(547)	(1,446)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(960)	(1,578)
Decrease (increase) in prepaid expenses and other assets	147	(937)
Increase in accounts payable	3,225	8,389
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(2,229)	3,024
(Decrease) increase in accrued compensation and other liabilities	(264)	844

Net cash (used in) provided by operating activities	(834)	3,495

Cash flows from investing activities:
Additions to property and equipment	(531)	(877)
Proceeds from sale of property and equipment	91	—

Net cash used in investing activities	(440)	(877)

Cash flows from financing activities:
Net borrowings (payments) on long-term obligations	1,102	(4,174)
Cash paid for option exercises	325	5
Purchase of minority interest in subsidiary	(49)	—

Net cash provided by (used in) financing activities	1,378	(4,169)

Net increase (decrease) in cash	104	(1,551)
Cash at beginning of period	2,765	2,406

Cash at end of period	$2,869	$855

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2004 and the results of operations and cash flows for the periods presented.

     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.

     Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     The Company reports two operating segments, the “Construction” segment, which consists of the operations of Sterling Houston Holdings (“SHH”), a heavy civil construction company based in Houston, Texas, and the “Distribution” segment, which consists of the operations of Steel City Products, Inc. (“SCPI”), a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, based in Pittsburgh, Pennsylvania.

2. Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3. Property and Equipment

	March 31, 2004
	(Unaudited)	December 31, 2003
Construction equipment	$24,283	$24,367
Transportation equipment	4,147	4,174
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,271	1,378
Land	182	182

	31,773	31,991
Less accumulated depreciation	(10,114)	(9,611)

	$21,659	$22,380

4. Goodwill

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2004	$7,681	$128	$7,809
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, March 31, 2004	$7,681	$128	$7,809

     The Company performed impairment testing on both segments in the fourth quarter of fiscal 2003. The analysis did not indicate impairment of the Company’s recorded goodwill for either segment.

5. Earnings Per Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2004 and March 31, 2003 (in thousands, except per share data):

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
Numerator:
Net income	$268	$1,196
Interest on convertible debt, net of tax	11	11

Net income before interest on convertible debt	$279	$1,207

Denominator:
Weighted average common shares outstanding — basic	5,172	5,069
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,871	700

Weighted average common shares outstanding and assumed conversions — diluted	7,267	5,993

Basic income per common share:	$0.05	$0.24
Diluted income per common share:	$0.04	$0.20

6. Stock-Based Compensation

     Effective January 1, 2003, the Company adopted FASB No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company transitioned utilizing the prospective method for options granted after January 1, 2003. Adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

     Prior to January 1, 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2003 (dollars in thousands, except per share data).

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
Net income, as reported	$268	$1,196
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	215	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(13)

Pro forma net income	$462	$1,183
Basic and diluted net income per share:
Basic, as reported	$0.05	$0.24
Diluted, as reported	$0.04	$0.20
Pro forma, basic	$0.09	$0.23
Pro forma, diluted	$0.06	$0.20

7. Segment Information

     Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and comprises different customers, suppliers and employees. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Company’s Chief Financial Officer, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. The operating profitability of the Construction Segment is reviewed by its Chief Financial Officer, Joseph P. Harper, to determine its financial needs. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley.

				Consolidated
	Construction	Distribution	Corporate	Total
Three months ended 3/31/2004
Segments
Revenues	$25,586	$6,723	—	$32,309
Operating profit (loss)	1,249	340	(440)	$1,149
Interest expense, net	(42)	(24)	(453)	$(519)
Minority interest			(167)	$(167)

Pre-tax income				$463

Segment assets	$54,588	$10,653	$13,097	$78,338
Three months ended 3/31/2003
Segments
Revenues	$35,679	$6,019	—	$41,698
Operating profit (loss)	2,521	269	(69)	$2,721
Interest expense, net	(254)	(23)	(323)	$(600)
Minority interest			(324)	$(324)

Pre-tax income				$1,797

Segment assets	$54,750	$10,962	$16,655	$82,367

8. Privatization of SCPI

     In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse split of SCPI’s common stock and deregistration of such stock as a listed equity security. The transaction was approved by the Company — SCPI’s majority stockholder. Holders of less than one share as a result of the reverse split became entitled to receive cash in lieu of fractional shares at the rate of $0.0168 (one point six eight cents) per pre-split share. The transaction became effective March 29, 2004, resulting in SCPI becoming a wholly-owned subsidiary of the Company from that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     From time to time the information provided by the Company or statements made by its employees may contain so-called “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical facts (including, but not limited to, statements concerning anticipated sales, contracts, profit levels, customers, backlog and cash flows) are forward-looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company’s Securities and Exchange Commission filings.

Overview

     The Company was formed in 1991 as a result of a merger designed to facilitate capital formation by the Company while permitting the Company and its subsidiary, Steel City Products, Inc. (“SCPI” or the “Distribution Segment”) to file consolidated tax returns to utilize existing tax benefits, which at December 31, 2003 included approximately $88 million of net operating tax loss carryforwards. The Distribution Segment is conducted by SCPI under the trade name “Steel City Products” and involves the distribution of automotive parts and accessories, together with non-food pet supplies and lawn and garden products, from facilities in McKeesport and Glassport, Pennsylvania. SCPI is believed to be one of the largest independent wholesale distributors of automotive accessories in the Northeastern United States.

     In January 1999 the Company made a minority investment in Sterling Houston Holdings, Inc. (“SHH” or the “Construction Segment”), a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer, and light rail projects. In July 2001, the Company increased its equity ownership of SHH from 12% to 80.1% (the “Sterling Transaction”).

Liquidity and Capital Resources

     At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, of billings in excess of cost and estimated earnings, and of customer receivables and contract retentions. SHH’s cash requirements are also affected by its needs for capital equipment, which in the past have generally been financed from cash flow or from borrowings under its line of credit.

     At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers, all of which can fluctuate seasonally. SCPI’s working capital needs not financed by supplier credit have been financed from cash flow, borrowings under its line of credit and other loans.

Put Liability

     As part of the Sterling Transaction, the Company granted a “Put” option for the 19.9% of SHH not then acquired by the Company, pursuant to which the selling shareholders have a right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put is based on a multiple of EBITDA for the 12 months immediately preceding the Put exercise date. The fair value of the Put Liability at March 31, 2004 was $5.6 million.

     Pursuant to a Restructuring Agreement entered into in September 2003, settlement of the Put, when exercised, will be made partly in cash, expected to be funded by long term borrowings under the SHH revolving line of credit, with the balance to be converted into five-year obligations, a portion of which may be exchanged into the Company’s common stock upon mutual agreement of the Company and the selling shareholders.

Financing

     At March 31, 2004, the Company’s debt consisted of (in thousands):

Related party notes:
Subordinated debt	$1,000
Zero coupon notes	5,363
Convertible subordinated notes	560
Management/director notes	1,796

8,719
SHH revolver	7,686
SCPI revolver	3,368
Insituform notes	375
Mortgage payable	1,110
Equipment notes & capital leases	52

$21,310

Related Party Notes

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per common share. In the Sterling Transaction, Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to North Atlantic Smaller Companies Investment Trust (“NASCIT”) in consideration of the forgiveness of six months’ interest on such notes.

     Pursuant to the Sterling Transaction, as modified by the Restructuring Agreement entered into in September 2003, the exercise of the Put will trigger payment of the zero coupon notes, with a portion of such notes to be paid in cash utilizing funding from long term borrowings under SHH’s line of credit. The balance will be converted into new five year obligations, a portion of which may be exchanged into common stock upon mutual agreement of the Company and the noteholders.

Convertible Subordinated Notes

     In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI’s working capital position through an advance to SCPI to fund the purchase of additional inventory, Sterling obtained funding, principally from members of management and directors (including Robert Frickel, a director of Sterling, Joseph P. Harper and Maarten Hemsley, who loaned $155,000, $100,000 and $25,000, respectively), aggregating $500,000 (the “Convertible Subordinated Notes”). In January 2002, two other members of management, including Bernard Frank, Chairman of SCPI, loaned a further $60,000, which was used for general corporate purposes. The notes evidencing these advances are convertible at any time prior to their maturity date into the Company’s common stock at a price of $2.50 per share and mature and are payable in full in December 2004. Interest at an annual rate of 12% is payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction.

Management/Director Notes

     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were due to members of SHH’s management, including Joseph P. Harper, since appointed President of the Company. Notes totaling approximately $550,000 were due to Robert Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased by an aggregate of approximately $342,000. Furthermore, certain accrued amounts due to Messrs. Davies and

Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature after four years and carry interest at 12%. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI’s business. In December 2003, prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received a prepayment $86,000 and Mr. Davies received a prepayment $411,000. Mr. Hemsley declined any prepayment of his notes.

     Pursuant to the Restructuring Agreement entered into in September 2003, when the Put is exercised, triggering payment of the Management/Director notes, one half of the notes is to be paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the balance to be converted into new five year obligations.

Short Term Promissory Notes

     In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a $250,000 short-term loan to reduce SCPI’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which are subordinated to the SCPI Revolver, matured in July 2003, but were extended beyond that date to June 30, 2004, with the granting of a guarantee by SHH and an increase in the interest rate to 12% per annum, effective January 2004. These notes may be prepaid without penalty.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit originally with a maximum line of $17.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets, is secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In March 2003, SHH agreed with its bank on a two-year extension of the line of credit, until March 31, 2006, and at the Company’s request, reflecting strong cash flow and expected lower borrowing requirements, the maximum amount available was reduced to $14.0 million. At March 31, 2004, the balance on the SHH Revolver was $7.7 million, with interest at 4.0%, and SHH was in compliance with its covenants.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months and for the upstreaming to the Company sufficient to satisfy cash payments for the Put and other debt.

     In July 2001, in connection with the Sterling Transaction, SCPI replaced its line of credit with financing from an institutional lender (the “SCPI Revolver”). The total amount available under the line is $5.0 million, subject to a borrowing base. The SCPI Revolver carries an interest rate of prime plus 1%, is secured by the assets of SCPI and is subject to the maintenance of financial covenants. At March 31, 2004, the balance on the SCPI Revolver was $3.4 million and the effective rate of interest was 5.0%, and SCPI was in compliance with its covenant requirements. In May 2004 the SCPI Revolver was extended to May 2006.

     Management believes that the SCPI Revolver and the proceeds from the Convertible Subordinated Notes and short-term notes will provide adequate funding for SCPI’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months, assuming no material deterioration in current sales levels or profit margins.

Insituform Notes

     In September 2002, a wholly-owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance to Insituform of two unsecured two-year notes aggregating $1.5 million, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bear interest at 9% and are payable in quarterly installments through fiscal 2004.

SHH Mortgage

     In June 2001, SHH completed the construction of a new headquarters building on land adjacent to its existing equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities, at an interest rate of 7.75% per annum, repayable over 15 years. The new mortgage is cross-collateralized with an existing mortgage on the land and facilities, which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.

Cash Flows

	March 31,	March 31,
(in thousands)	2004	2003
Cash and cash equivalents	$2,869	$855
Net cash (used in) provided by:
Operating activities	(834)	3,495
Investing activities	(440)	(877)
Financing activities	1,378	(4,169)
Capital expenditures	(531)	(877)
Working capital	12,948	9,814

     For the quarter ended March 31, 2004, the Company’s consolidated operations used $834,000 in cash, as compared with cash provided by operations in the prior year period of $3.5 million. The change was due to increases in contracts and accounts receivable, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts and by reductions in trade payables.

     In the quarter ended March 31, 2004, cash used in investing activities decreased by $437,000 compared with the prior year period, due to fewer capital expenditures for construction equipment.

     Cash provided by financing activities increased by $5.5 million in the first quarter, compared with the prior year period, due to higher borrowings on the SHH and SCPI revolvers and by cash received from the exercise of options.

     The increase of $3.1 million in the level of working capital at the end of the first quarter, compared with such level at the end of the prior year period reflects changes in several components of working capital as detailed in the Condensed Consolidated Statements of Cash Flows.

Inflation

     Management does not believe that inflation has had a material negative impact on the Company’s operations or financial results during recent years. However, increases in oil prices may have an adverse effect on the Construction Segment and recent fluctuations in the price of steel have affected the prices at which the Construction Segment has bid certain contracts, and potential gross profits on contracts.

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the local economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability and contract backlogs. Factors outside the bidding climate include: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts and (c) the price of oil products, which can fluctuate significantly impacting operating expenses. While in fiscal 2003, the Company reported significant growth in Construction Segment revenues and profitability, there can be no assurance that it will be able to continue to do so. In the first quarter of fiscal 2004 the Construction Segment’s revenues and profitability were lower than in the prior year first quarter, as described under “Results of Operations” below.

     The distribution industry has been adversely affected by suppliers that offer products directly to retailers, sidestepping the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered, but there can be no assurance that it will be able to continue to do so.

Certification

     This Form 10-Q has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

Material Changes in Financial Condition

     At March 31, 2004, there had been no material changes in the Company’s financial condition since December 31, 2003, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

     Operations include the Company’s investment in SHH, net of minority interest, (the “Construction Segment”) and the consolidated results for SCPI (the “Distribution Segment”).

Three months ended March 31, 2004 compared with three months ended March 31, 2003

Construction

     Contract revenues in the first quarter of fiscal 2004 reflected a decrease compared with the prior year, as anticipated in the Company’s earnings guidance published in March 2004. The decrease of $10 million was due to a slower overall construction market and by particularly poor weather, which significantly reduced the days available for construction of many of the Segment’s contracts. Favorable weather in the prior year period allowed the Construction Segment to complete contracts more quickly and efficiently.

     Construction Segment gross profit for the quarter was $2.7 million, or 10.5% of contract revenues, compared with gross profit in the first quarter last year of $3.8 million, or 10.8% of contract revenues. The decrease in gross profit was attributable principally to the reduced revenues, exacerbated by somewhat lower gross margins due principally to higher fixed cost absorption rates on the lower revenues.

     Operating profit at the Construction Segment decreased by $1.3 million, principally due to the lower gross profits compared with last year’s first quarter.

Distribution

     The sales increase of $704,000 at the Distribution Segment was due primarily to increased sales to existing customers of automotive and pet products. Sales of automotive accessories increased by $673,000 due to more severe winter weather in SCPI’s market area, resulting in higher sales of winter related products. Sales of pet supplies increased by $87,000 due to the addition of new product lines to certain customers, which replaced slower moving items. For the first quarter of fiscal 2004, sales of lawn and garden products decreased by $56,000 compared with the prior year, due to the longer winter season and the bankruptcy filing in the prior year of two lawn and garden customers.

     Gross profit for Distribution was $947,000, or 14.1% of sales, compared with gross profit in the prior year of $859,000, or 14.3% of sales. The increase was due to the higher sales volume.

     The Distribution Segment reported an operating profit of $341,000 in the first quarter, compared with an operating profit of $269,000 in the first quarter of the prior year. The increase of $72,000 was primarily related to the higher gross profits.

Corporate

     Operating expenses at the corporate level increased by approximately $371,000 due primarily to an expense of $207,000 related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003. In March 2004, the Company discontinued variable option plans. In addition, the Company experienced higher administrative expenses in connection with the listing of its common shares on the American Stock Exchange in February 2004 and for corporate insurance.

Company Website

     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, any amendments to those filings, recent press releases, its Code of Ethics, Audit Committee Charter and Compensation Committee Charter, together with other filings related to shareholdings.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling’s primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by balancing in part its exposure between fixed and variable rates while attempting to minimize its interest costs.

     Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The portfolio of derivative financial instruments consists of interest rate swap agreements, which are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

     An increase of 1% in the market rate of interest would have increased the Company’s interest for the three months ended March 31, 2004 by approximately $25,000.

     The Company applies Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities pursuant to which the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

     Because the Company derives no revenues from foreign countries or otherwise has no obligations in foreign currency, the Company experiences no foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

           There are no material legal proceedings outstanding against the Company.

Item 2. Changes in Securities and Use of Proceeds

           None

Item 3. Defaults upon Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the quarter for which this report is filed.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     *   31.1 Certification of Patrick T. Manning, Chief Executive Officer pursuant to Rule 13a-14(a)

     *   31.2 Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Rule 13a-14(a)

     *   32.0 Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

*filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.
Date: May 10, 2004	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chief Executive Officer

Date: May 10, 2004	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer