Form 10-Q
period 2004-06-30
STERLING CONSTRUCTION CO INC
filed 2004-08-13
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

     As of August 1 2004, 5,343,758 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and June 30, 2003	4
Condensed Consolidated Statements of Operations for the six months ended June 30, 2004 and June 30, 2003	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003	6
Notes to Condensed Consolidated Financial Statements	7
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
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
SIGNATURES
Put Exercise Notice
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,672	$2,765
Contracts receivable	25,301	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	3,007	1,281
Trade accounts receivable, less allowance of $1,043 and $1,013 respectively	2,741	1,919
Inventories	4,835	4,842
Deferred tax asset	1,452	1,452
Other	2,004	1,436

Total current assets	43,012	40,199

Property and equipment, at cost	32,496	31,991
Less accumulated depreciation	(11,270)	(9,611)

	21,226	22,380

Goodwill	7,809	7,809
Deferred tax asset	3,564	4,527
Other assets	613	663

	11,986	12,999

	$76,224	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,510	$14,439
Accrued interest	659	530
Billings in excess of costs and estimated earnings on uncompleted contracts	4,654	9,742
Short-term debt	—	2,660
Current maturities of long-term obligations	339	708
Current maturities of long-term obligations, related party	1,310	2,310
Other accrued expenses	2,042	3,322

Total current liabilities	25,514	33,711

Long-term obligations:
Long-term debt	12,075	6,568
Long-term debt, related parties	7,059	6,758
Put liability	5,578	5,578
Other long-term obligations	1,001	1,054

	25,713	19,958

Minority interest	5,882	5,273
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,333,258 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	66,971	66,400
Deferred compensation expense	(124)	(139)
Deficit	(47,784)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	19,115	16,636

	$76,224	$75,578

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months	Three months
	Ended	Ended
	June 30, 2004	June 30, 2003
Contract revenues	$29,354	$43,858
Sales	5,389	5,453

	34,743	49,311

Cost of contract revenues earned	24,739	39,407
Cost of goods sold, including occupancy, buying and warehouse expenses	4,527	4,605
Selling and administrative expenses	2,389	1,773
Interest expense, net of interest income	219	692

	31,874	46,477

Income before minority interest and income taxes	2,869	2,834
Minority interest in net earnings of subsidiary	442	445

Income before taxes	2,427	2,389
State income tax expense	9	5
Federal income tax expense	794	812

Net income tax expense	803	817
Net income	$1,624	$1,572

Basic and diluted net income per share:
Basic	$0.31	$0.31
Diluted	$0.23	$0.25
Weighted average number of shares outstanding:
Basic	5,316,440	5,069,016
Diluted	7,081,760	6,219,826

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Six months	Six months
	Ended	Ended
	June 30, 2004	June 30, 2003
Contract revenues	$54,940	$79,537
Sales	12,112	11,472

	67,052	91,009

Cost of contract revenues earned	47,647	71,229
Cost of goods sold, including occupancy, buying and warehouse expenses	10,303	9,764
Selling and administrative expenses	4,865	3,769
Interest expense, net of interest income	738	1,292

	63,553	86,054

Income before minority interest and income taxes	3,499	4,955
Minority interest in net earnings of subsidiary	609	769

Income before taxes	2,890	4,186
State income tax expense (benefit)	16	(5)
Federal income tax expense	983	1,423

Net income tax expense	999	1,418
Net income	$1,891	$2,768

Basic and diluted net income per share:
Basic	$0.36	$0.55
Diluted	$0.27	$0.45
Weighted average number of shares outstanding:
Basic	5,241,973	5,069,016
Diluted	7,174,166	6,106,458

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,891	$2,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,362	2,286
Loss on sale of property and equipment	5	—
Deferred tax expense	983	1,423
Deferred compensation expense	258	—
Minority interest in net earnings of subsidiary	609	769
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(822)	105
Decrease (increase) in contracts receivable	1,203	(6,399)
Decrease (increase) in inventories	7	(657)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(1,726)	(276)
(Increase) in prepaid expenses and other assets	(568)	(721)
Increase in accounts payable	2,071	7,930
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(5,088)	6,041
(Decrease) increase in accrued compensation and other liabilities	(870)	723

Net cash provided by operating activities	315	13,992

Cash flows from investing activities:
Additions to property and equipment	(1,255)	(3,022)
Proceeds from sale of property and equipment	92	—

Net cash used in investing activities	(1,163)	(3,022)

Cash flows from financing activities:
Borrowings under short-term obligations	—	250
Net borrowings (payments) on long-term obligations	1,425	(10,819)
Cancellation of long term debt	—	(22)
Cash received from option exercises	379	5
Purchase of minority interest in subsidiary	(49)	—

Net cash provided by (used in) financing activities	1,755	(10,586)

Net increase in cash and cash equivalents	907	384
Cash and cash equivalents, beginning of period	2,765	2,406

Cash and cash equivalents, end of period	$3,672	$2,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2004 and the results of operations and cash flows for the periods presented.

     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.

     Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

2. Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

3. New Accounting Pronouncements

     There are no new accounting pronouncements pending adoption as of June 30, 2004 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

4. Property and Equipment

	June 30, 2004
	(Unaudited)	December 31, 2003
Construction equipment	$24,920	$24,367
Transportation equipment	4,191	4,174
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,311	1,378
Land	182	182

	32,496	31,991
Less accumulated depreciation	(11,270)	(9,611)

	$21,226	$22,380

5. Goodwill

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2004	$7,681	$128	$7,809
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, June 30, 2004	$7,681	$128	$7,809

     The Company performed impairment testing on both segments in the fourth quarter of fiscal 2003. The analysis did not indicate impairment of the Company’s recorded goodwill for either segment.

6. Earnings Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic net income per share but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2004 and June 30, 2003 (in thousands, except per share data):

	Three months	Three months
	ended	ended
	June 30, 2004	June 30, 2003
Numerator:
Net income	$1,624	$1,572
Interest on convertible debt, net of tax	11	11

Net income before interest on convertible debt	$1,635	$1,583

Denominator:
Weighted average common shares outstanding – basic	5,316	5,069
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,542	927

Weighted average common shares outstanding and assumed conversions – diluted	7,082	6,220

Basic income per common share:	$0.31	$0.31
Diluted income per common share:	$0.23	$0.25

	Six months	Six months
	ended	ended
	June 30, 2004	June 30, 2003
Numerator:
Net income	$1,891	$2,768
Interest on convertible debt, net of tax	22	22

Net income before interest on convertible debt	$1,913	$2,790

Denominator:
Weighted average common shares outstanding – basic	5,242	5,069
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,708	813

Weighted average common shares outstanding and assumed conversions – diluted	7,174	6,106

Basic income per common share:	$0.36	$0.55
Diluted income per common share:	$0.27	$0.45

7. Stock-Based Compensation

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

	Three months	Thee months
	ended	ended
	June 30, 2004	June 30, 2003
Net income, as reported	$1,624	$1,572
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	44	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(13)

Pro forma net income	$1,647	$1,559
Basic and diluted net income per share:
Basic, as reported	$0.31	$0.31
Diluted, as reported	$0.23	$0.25
Pro forma, basic	$0.31	$0.31
Pro forma, diluted	$0.23	$0.25

	Six months	Six months
	ended	ended
	June 30, 2004	June 30, 2003
Net income, as reported	$1,891	$2,768
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	258	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(26)

Pro forma net income	$2,107	$2,742
Basic and diluted net income per share:
Basic, as reported	$0.36	$0.55
Diluted, as reported	$0.27	$0.45
Pro forma, basic	$0.40	$0.54
Pro forma, diluted	$0.29	$0.45

8. Segment Information

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

Three months ended 6/30/2004 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$29,354	$5,389	—	$34,743
Operating profit (loss)	3,132	209	(253)	$3,088
Interest expense, net	167	(24)	(362)	$(219)
Minority interest			(442)	$(442)

Pre-tax income				$2,427

Segment assets	$55,366	$8,365	$12,493	$76,224

Three months ended 6/30/2003 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$43,858	$5,453	—	$49,311
Operating profit (loss)	3,452	186	(112)	$3,526
Interest expense, net	(222)	(24)	(446)	$(692)
Minority interest			(445)	$(445)

Pre-tax income				$2,389

Segment assets	$63,162	$8,439	$8,801	$80,402

Six months ended 6/30/2004 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$54,940	$12,112	—	$67,052
Operating profit (loss)	4,381	549	(693)	$4,237
Interest expense, net	124	(47)	(815)	$(738)
Minority interest			(609)	$(609)

Pre-tax income				$2,890

Segment assets	$55,366	$8,365	$12,493	$76,224

Six months ended 6/30/2003 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$79,537	$11,472	—	$91,009
Operating profit (loss)	5,973	456	(182)	$6,247
Interest expense, net	(339)	(47)	(906)	$(1,292)
Minority interest			(769)	$(769)

Pre-tax income				$4,186

Segment assets	$63,162	$8,439	$8,801	$80,402

9. Privatization of SCPI

     In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 reverse split of SCPI’s common stock and deregistration of such stock as a listed equity security. The transaction was approved by the Company, SCPI’s majority stockholder. Holders of less than one share as a result of the reverse split became entitled to receive cash in lieu of fractional shares at the rate of $0.0168 (one point six eight cents) per pre-split share. The transaction was effective March 29, 2004, with the result that SCPI became a wholly-owned subsidiary of the Company from that date and ceased to have any publicly-listed securities.

10. Subsequent Event

     On July 16, 2004, the individual shareholders owning the 19.9% of SHH not held by the Company exercised their right to sell (“Put”) those shares to the Company on July 19, 2004, the earliest date they were permitted to exercise that right under the July 2001 agreement pursuant to which the Company purchased 80.1% of SHH (the “Sterling Transaction”). The purchase by the Company will be completed before the end of fiscal 2004, following which the Company will own 100% of SHH.

     Pursuant to the Sterling Transaction, the purchase price of the SHH shares is computed as a multiple of SHH’s trailing twelve months EBITDA, with a minimum price of $12 million. At the date of the Put exercise, it was estimated that the purchase price would be in the range of $14 million to $15 million, to be satisfied through borrowings on available long-term bank facilities (approximately $2.4 million), five-year notes of $6.4 million and the balance in shares of the Company’s common stock, valued at $4.00 per share.

     The Put also triggers the payment of approximately $7.9 million of the Company’s debt owed to management and others who funded the Sterling Transaction in 2001. The Company will pay this amount as well through a combination of borrowings on available long-term bank facilities (approximately $2.3 million), issuance of five-year notes (approximately $4.7 million) and the balance in the Company’s common stock, valued at $4.00 per share.

     The completion of the Put transaction is currently estimated to result in an increase of approximately $3.6 million in the Company’s reported amount of goodwill related to SHH.

     The following unaudited proforma condensed balance sheet reflects the Put transaction as if it had been completed on June 30, 2004, using an assumed purchase price of $14.5 million. The condensed statements of operations for the three and six month periods ended June 30, 2004 reflect the Put transaction as if it had been completed at the beginning of its respective period. The condensed statements of operations for fiscal 2003 reflect the transaction as if it had been completed on January 1, 2003, even though, by its terms, the Put was not exercisable before July 19, 2004 (dollar amounts in thousands, except per share data).

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

		Proforma		Proforma at
	June 30, 2004	Adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Assets:
Current assets	$43,012			$43,012
Fixed assets, net	21,226			21,226
Goodwill	7,809	3,040	(a)	10,849
Other long-term assets	4,177	—		4,177

Total assets	$76,224	$3,040		$79,264

Liabilities and stockholders’ equity:
Accounts payable and other obligations	$24,546			$24,546
Current portion of long term debt, related party	1,310	1,271	(a)	2,581
Long-term debt	12,075	4,650	(b)	16,725
Long-term debt, related party (including related accrued interest)	7,718	2,847	(c)	10,565
Put liability	5,578	(5,578	)(d)	—
Minority interest	5,882	(5,882	)(e)	—
Stockholders’ equity:
Common stock	53	14	(f)	67
Additional paid in capital	66,847	5,718	(f)	72,565
Accumulated deficit	(47,784)			(47,784)
Treasury stock	(1)			(1)

Total stockholders’ equity	19,115			24,847

Total liabilities and stockholders’ equity	$76,224	$3,040		$79,264

Notes:

(a)	Reflects increase in goodwill of $3.0 million due to purchase of remaining 19.9% of SHH at a price estimated at $14.5 million

(b)	Put transaction expected to be funded through availability on long-term bank facilities

(c)	Reflects issuance of $6.4 million in five-year notes related to Put; repayment of $2.2 million of existing $7.7 million notes (the payment of which is triggered by the Put), with the balance of $5.3 million replaced by new five-year, amortizing notes.

(d)	Liability related to the Put of $5.9 million is extinguished

(e)	Minority interest of $5.4 million relating to the Put shares is extinguished

(f)	Approximately 1.4 million shares of common stock, valued at $4.00 are issued in part satisfaction of the Put consideration.

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

	Three months			Three months
	ended			Proforma at
	June 30, 2004	Proforma adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$34,743			$34,743

Operating profit	3,088			3,088
Interest expense, net of interest income	219	168	(a)	387
Minority interest	442	(442	)(b)	—

Income before tax	2,427	274		2,701

Net income	$1,624	$150	(d)	$1,774

Weighted average shares, basic	5,316	1,432	(c)	6,748
Earnings per share, basic	$0.31			$0.26
Weighted average shares, diluted	7,082	1,432	(c)	8,290
Earnings per share, diluted	$0.23			$0.21

Notes:

(a)	Interest expense of $382 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $214 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $442 related to the Put shares is eliminated.

(c)	Reflects issuance of 1.4 million shares of common stock in part satisfaction of the Put consideration.

(d)	Increase in income, net of tax

	Six months			Six months
	ended			Proforma at
	June 30, 2004	Proforma adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$67,052			$67,052

Operating profit	4,237			4,237
Interest expense, net of interest income	738	336	(a)	1,074
Minority interest	609	(609	)(b)	—

Income before tax	2,890	273		3,163

Net income	$1,891	$180	(d)	$2,071

Weighted average shares, basic	5,242	1,432	(c)	6,674
Earnings per share, basic	$0.36			$0.31
Weighted average shares, diluted	7,174	1,432	(c)	8,606
Earnings per share, diluted	$0.27			$0.24

Notes:

(a)	Interest expense of $763 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $427 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $609 related to the Put shares is eliminated.

(c)	Reflects issuance of 1.4 million shares of common stock in part satisfaction of the Put consideration.

(d)	Increase in income, net of tax

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

				Proforma
				Fiscal year
				ended
		Proforma		December 31,
	Fiscal year ended	adjustment		2003
	December 31, 2003	(unaudited)		(unaudited)
Total revenues	$170,093			$170,093

Operating profit	10,998	(1,001	)(a)	11,999
Interest expense, net of interest income	2,074	359	(b)	2,433
Minority interest	1,627	(1,627	)(c)	—

Income before tax	7,297	2,269		9,566

Net income	$5,419	$1,498		$6,916

Weighted average shares, basic	5,090	1,425	(d)	6,515
Earnings per share, basic	$1.06			$1.06
Weighted average shares, diluted	6,488	1,425	(d)	7,913
Earnings per share, diluted	$0.84			$0.87

Notes:

(a)	Reverses the increase of $1,001 in the Put liability during fiscal 2003.

(b)	Additional interest expense of $1,200 related to the issuance of new notes pursuant to the Put transaction is offset by decrease in interest expense of $897 related to existing notes repaid or replaced as part of the Put transaction.

(c)	Minority interest expense of $1,600 related to the Put shares is eliminated.

(d)	Reflects the issuance of 1.4 million shares of additional common stock in part satisfaction of the Put consideration.

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Put transaction been consummated as at the times indicated, nor is it intended to be a projection of future results.

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

     On July 16, 2004, the individual shareholders owning the 19.9% of SHH not held by the Company exercised their right to sell (“Put”) those shares to the Company on July 19, 2004, the earliest date they were permitted to exercise that right under the Sterling Transaction. The purchase by the Company will be completed by the end of fiscal 2004, following which the Company will own 100% of SHH (the “Put Transaction”).

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

Put Liability

     As part of the Sterling Transaction, the Company granted a Put option for the 19.9% of SHH not then acquired by the Company, pursuant to which the selling shareholders were granted the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005. The price of the Put is based on a multiple of EBITDA for the 12 months immediately preceding the Put exercise date.

     Pursuant to a Put Restructuring Agreement entered into in September 2003, terms of settlement of the Put were agreed.

     The Put was exercised on July 19, 2004 and the Put transaction will be completed by the end of fiscal 2004.

Financing

     At June 30, 2004, the Company’s debt consisted of (in thousands):

Related party notes:
Subordinated debt	$500
Zero coupon notes	5,514
Convertible subordinated notes	560
Management/director notes	1,796

8,370
SHH revolver	8,390
SCPI revolver	3,685
Insituform notes	188
Mortgage payable	1,080
Equipment notes & capital leases	71

$21,784

Related Party Notes

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes are repayable over three years in equal quarterly installments and carry interest at 12% per annum.

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, but become due upon completion of the Put transaction, if sooner. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per common share. In the Sterling Transaction, Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to North Atlantic Smaller

Companies Investment Trust (“NASCIT”) in consideration for the forgiveness of six months’ interest on such notes.

     Pursuant to the Sterling Transaction, as modified by the Put Restructuring Agreement, the exercise of the Put on July 19, 2004 triggered payment of the zero coupon notes. Upon completion of the Put transaction approximately $1.5 million of the notes is to be paid in cash utilizing funding from long term borrowings under SHH’s line of credit, $765,000 is to be satisfied by the issuance of the Company’s shares at a value of $4.00 per share, and balance will be converted into new five-year obligations.

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

     Pursuant to the Sterling Transaction, the exercise of the Put on July 19, 2004 triggered payment of the Management/Director notes. Under the terms of the Put Restructuring Agreement, one half of the notes is to be paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the balance to be converted into new five year obligations.

Short Term Promissory Notes

     In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a $250,000 short-term loan to reduce SCPI’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which are subordinated to the SCPI Revolver, matured in July 2003, but have been extended beyond that date, with the granting of a guarantee by SHH and an increase in the interest rate to 12% per annum, effective January 2004. These notes may be prepaid without penalty.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit originally with a maximum line of $17.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets, is secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In March 2003, SHH agreed with its bank on a two-year extension of the line of credit, until March 31, 2006, and at the Company’s request, reflecting strong cash flow and expected lower borrowing requirements, the maximum amount available was reduced to $14.0 million. At June 30, 2004, the balance on the SHH Revolver was $8.4 million, with interest at 4.0%, and SHH was in compliance with its covenants.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months and for the upstreaming to the Company sufficient to satisfy cash payments for the Put and other debt.

     In July 2001, in connection with the Sterling Transaction, SCPI replaced its bank line of credit (the “SCPI Revolver”). The total amount available under the line is $5.0 million, subject to a borrowing base. The SCPI Revolver carries an interest rate of prime plus 1%, is secured by the assets of SCPI and is subject to the maintenance of financial covenants. At June 30, 2004, the balance on the SCPI Revolver was $3.7 million and the effective rate of interest was 5.0%. SCPI was in compliance with its covenant requirements. In May 2004 the bank agreed to extend the SCPI Revolver to May 2006.

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

Cash Flows

	June 30,	June 30,
(in thousands)	2004	2003
Cash and cash equivalents	$1,891	$2,768
Net cash provided by (used in):
Operating activities	315	13,992
Investing activities	(1,163)	(3,022)
Financing activities	1,755	(10,586)
Capital expenditures	(1,255)	(3,022)
Working capital	17,498	4,990

     For the six months ended June 30, 2004, the Company’s consolidated operations provided $315,000 in cash, as compared with cash provided by operations in the prior year period of $14.0 million. The change was due to decreases in contracts receivable, inventories, and billings and estimated earnings in excess of costs on uncompleted contracts offset by a smaller increase in trade payables.

     In the six months ended June 30, 2004, cash used in investing activities decreased by $1.8 million compared with the prior year period, due to fewer capital expenditures for construction equipment.

     Cash provided by financing activities increased by $12.3 million in the first six months, compared with the same period last year, due to higher borrowings on the SHH and SCPI revolvers and by cash received from the exercise of options. In the prior year, SHH reduced its line of credit significantly.

     The increase of $12.5 million in the level of working capital at the end of the second quarter, compared with such level at the end of the prior year period reflects changes in several components of working capital as detailed in the Condensed Consolidated Statements of Cash Flows.

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

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the local economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability, financial strength and contract backlogs. Factors outside the bidding climate include: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts (c) the price of oil products, which can fluctuate significantly impacting operating expenses, and (d) the availability and price of steel and of cement and other raw materials for the production of concrete. While in fiscal 2003, the Company reported significant growth in Construction Segment revenues and profitability, there can be no assurance that it will be able to continue to do so. In the first half of fiscal 2004 the Construction Segment’s revenues and profitability were lower than in the prior year first quarter, as described under “Results of Operations” below.

     The distribution industry has been adversely affected by suppliers that offer products directly to retailers, avoiding the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered, but there can be no assurance that it will be able to continue to do so.

Certification

     This Form 10-Q has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

Material Changes in Financial Condition

     At June 30, 2004, there had been no material changes in the Company’s financial condition since December 31, 2003, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

     Operations include the Company’s investment in SHH, net of minority interest, (the “Construction Segment”) and the consolidated results for SCPI (the “Distribution Segment”).

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Construction

     The second quarter of the current year was adversely affected by significant rainfall that resulted in severely curtailed levels of construction work on most of the Company’s contracts. In the prior year second quarter there were few delays caused by rain. As a result, construction revenues fell $14.5 million or 30% compared with the prior year period.

     Construction Segment gross profit for the quarter was $4.6 million, or 15.7% of contract revenues, compared with gross profit in the second quarter last year of $4.5 million, or 10.1% of contract revenues. Gross profit was adversely affected by the reduction in revenues and higher fixed cost absorption rates. Offsetting this effect were favorable results on a number of contracts during the current year period.

     Operating profit at the Construction Segment for the second quarter totaled $3.1 million, a decrease of $320,000, principally due to increases in administrative expenses, including the hiring of additional project managers.

Distribution

     Sales at the Distribution Segment were essentially unchanged compared with the prior year. Although sales of pet supplies increased by $154,000 and sales of lawn and garden products increased by $53,000, sales of automotive accessories decreased by $271,000 due to unseasonably wet and cold weather, which hindered the sale of appearance products, such as waxes and car wash products. The increase in pet supply sales was due to increased promotional activity and the sales increase in lawn and garden products was due to sales to a new customer added in fiscal 2004.

     Gross profit for Distribution was $862,000, or 16.0% of sales, compared with gross profit in the prior year of $848,000, or 15.6% of sales. Margins increased on lawn and garden and pet products, but declined on automotive accessories.

     The Distribution Segment reported an operating profit of $209,000 in the second quarter, compared with an operating profit of $186,000 in the second quarter of the prior year. The increase of $23,000 was primarily the result of the improvement in gross margin combined with a reduction in expenses.

Corporate

     Operating expenses at the corporate level increased by approximately $141,000 due to a non-cash charge of about $45,000 related to variable option plan accounting (in March 2004, the Company discontinued variable option plans); additional legal, audit and accounting fees related to the implementation of Sarbanes-Oxley control procedures, and higher expenses related to increased filings of regulatory documents.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Construction

     Contract revenues in the six months of fiscal 2004 reflected a decrease compared with the prior year of $24.6 million, due to particularly poor weather, which significantly reduced the days available for construction on many of the Segment’s contracts. Favorable weather in the prior year first six months had allowed the Construction Segment to complete contracts more quickly and efficiently.

     Construction Segment gross profit for the first six months was $7.3 million, or 13.3% of contract revenues, compared with gross profit in the prior year period of $8.3 million, or 10.4% of contract revenues. Although gross profit decreased by approximately $1.0 million due to the reduction in revenues and higher fixed cost absorption rates, margins increased by 2.8% due to favorable results on a number of contracts in the second quarter of the current year.

     Operating profit at the Construction Segment decreased by $1.5 million, principally due to the lower gross profits compared with the prior year and to increases in administrative expenses, including the addition of personnel and increases in employee benefit expenses.

Distribution

     The sales increase of approximately $640,000 at the Distribution Segment was due primarily to increased sales to existing customers of automotive and pet products. Sales of automotive accessories increased by $402,000 due to more severe winter weather in SCPI’s market area, resulting in higher sales of winter related products in the first quarter. Sales of pet supplies increased by $241,000 due to the addition of new product lines and increased promotional activity to certain customers, which replaced slower moving items. For the first six months of fiscal 2004, sales of lawn and garden products were unchanged compared with the prior year, due to the longer winter season which delayed shipments of spring and summer products; the bankruptcy filing in the prior year of two lawn and garden customers was offset by sales to a new customer added in the current year.

     Gross profit for Distribution was $1.8 million, or 14.9% of sales, compared with gross profit in the prior year of $1.7 million, or 14.9% of sales.

     The Distribution Segment reported an operating profit of $549,000 in the first six months, compared with an operating profit of $456,000 in the first six months of the prior year. The increase of $94,000 was primarily related to the higher gross profits.

Corporate

     Operating expenses at the corporate level increased by approximately $511,000 due primarily to a non-cash charge of $258,000 related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003. In March 2004, the Company discontinued variable option plans. In addition, the Company experienced higher administrative expenses in connection with the listing of its common shares on the American Stock Exchange in February 2004, for corporate insurance, for additional legal, audit and accounting fees related to the implementation of Sarbanes-Oxley control procedures, and for legal fees related to the Put Transaction.

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

     An increase of 1% in the market rate of interest would have increased the Company’s net interest expense for the six months ended June 30, 2004 by approximately $25,000.

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

     *10.1      Put Exercise Notice dated July 19, 2004

     *31.1      Certification of Patrick T. Manning, Chief Executive Officer pursuant to Rule 13a-14(a)

     *31.2      Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Rule 13a-14(a)

     *32.0      Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Report on Form 8-K announcing results of operations for the quarter ended March 31, 2004, dated May 13, 2004

Report on Form 8-K announcing new contract wins dated May 18, 2004

Report on Form 8-K announcing a new contract award dated June 7, 2004

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: August 12, 2004	By:	/s/ Patrick T. Manning.

Patrick T. Manning.
Chief Executive Officer

Date: August 12, 2004	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley
Chief Financial Officer