Form 10-Q
period 2004-09-30
STERLING CONSTRUCTION CO INC
filed 2004-11-12
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

     As of November 1, 2004, 5,359,633 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003	4
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and September 30, 2003	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003	6
Notes to Condensed Consolidated Financial Statements	7
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
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
SIGNATURES
Certification of CEO
Certification of CFO
Certification of CEO and CFO Pursuant to Section 906

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,352	$2,765
Contracts receivable	33,435	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	5,161	1,281
Trade accounts receivable, less allowance of $971 and $1,013 respectively	2,680	1,919
Inventories	4,789	4,842
Deferred tax asset	1,452	1,452
Other	1,159	1,436

Total current assets	52,028	40,199

Property and equipment, at cost	33,616	31,991
Less accumulated depreciation	(12,285)	(9,611)

	21,331	22,380

Goodwill	7,809	7,809
Deferred tax asset	3,146	4,527
Other assets	588	663

	11,543	12,999

	$84,902	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,887	$14,439
Accrued interest	5	530
Billings in excess of costs and estimated earnings on uncompleted contracts	4,749	9,742
Short term debt	—	2,660
Current maturities of long-term obligations	150	708
Current maturities of long-term debt, related parties	1,520	2,310
Current maturities of obligations related to the Put	953	—
Other accrued expenses	3,993	3,322

Total current liabilities	30,257	33,711

Long-term obligations:
Long-term debt	15,802	6,568
Long-term debt, related parties	7,219	6,758
Long-term obligations related to the Put	10,760	5,578
Other long-term obligations	964	1,054

	34,745	19,958

Minority interest	—	5,273
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,347,008 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	67,423	66,400
Deferred compensation expense	(507)	(139)
Deficit	(47,068)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	19,900	16,636

	$84,902	$75,578

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months	Three months
	Ended	Ended
	September 30, 2004	September 30, 2003
Contract revenues	$40,221	$36,630
Sales	5,453	4,746

	45,674	41,376

Cost of contract revenues earned	36,323	31,501
Cost of goods sold, including occupancy, buying and warehouse expenses	4,710	4,072
Selling and administrative expenses	2,816	2,470
Interest expense, net of interest income	487	444

	44,336	38,487

Income before minority interest and income taxes	1,338	2,889
Minority interest in net earnings of subsidiary	253	454

Income before taxes	1,085	2,435
State income tax expense	—	17
Federal income tax expense	369	126

Net income tax expense	369	143
Net income	$716	$2,292

Basic and diluted net income per share:
Basic	$0.13	$0.45
Diluted	$0.10	$0.34
Weighted average number of shares outstanding:
Basic	5,343,508	5,073,349
Diluted	7,127,758	6,712,633

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30, 2004	September 30, 2003
Contract revenues	$95,161	$116,167
Sales	17,565	16,218

	112,726	132,385

Cost of contract revenues earned	83,970	102,730
Cost of goods sold, including occupancy, buying and warehouse expenses	15,013	13,836
Selling and administrative expenses	7,681	6,238
Interest expense, net of interest income	1,225	1,736

	107,889	124,540

Income before minority interest and income taxes	4,837	7,845
Minority interest in net earnings of subsidiary	862	1,224

Income before taxes	3,975	6,621
State income tax expense	16	12
Federal income tax expense	1,352	1,549

Net income tax expense	1,368	1,561
Net income	$2,607	$5,060

Basic and diluted net income per share:
Basic	$0.49	$1.00
Diluted	$0.37	$0.80
Weighted average number of shares outstanding:
Basic	5,274,730	5,070,084
Diluted	7,158,697	6,308,516

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$2,607	$5,060
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,557	3,582
(Gain) loss on sale of property and equipment	(18)	8
Deferred tax expense	1,352	1,549
Deferred compensation expense	314	5
Minority interest in net earnings of subsidiary	862	1,224
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(761)	502
Increase in contracts receivable	(6,931)	(9,226)
Decrease (increase) in inventories	53	(643)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,880)	950
Decrease (increase) in prepaid expenses and other assets	274	(647)
Increase in accounts payable	4,448	5,562
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(4,993)	6,189
Increase in accrued compensation and other liabilities	1,346	1,126

Net cash (used in) provided by operating activities	(1,770)	15,241

Cash flows from investing activities:
Additions to property and equipment	(2,551)	(3,797)
Proceeds from sale of property and equipment	139	(53)

Net cash used in investing activities	(2,412)	(3,850)

Cash flows from financing activities:
Borrowings under short-term obligations	—	250
Borrowings on long-term obligations	4,426	—
Reductions in long-term obligations	—	(6,796)
Cancellation of long term debt	—	(18)
Cash received from option exercises	392	5
Purchase of minority interest in subsidiary	(49)	—

Net cash provided by (used in) financing activities	4,769	(6,559)

Net increase in cash and cash equivalents	587	4,832
Cash and cash equivalents, beginning of period	2,765	2,406

Cash and cash equivalents, end of period	$3,352	$7,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations and cash flows for the periods presented.

     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.

     Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3. New Accounting Pronouncements

     There are no new accounting pronouncements pending adoption as of September 30, 2004 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

4. Property and Equipment

	September 30,
	2004
	(Unaudited)	December 31, 2003
Construction equipment	$25,773	$24,367
Transportation equipment	4,406	4,174
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,365	1,378
Land	182	182

	33,616	31,991
Less accumulated depreciation	(12,285)	(9,611)

	$21,331	$22,380

5. Goodwill

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2004	$7,681	$128	$7,809
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, September 30, 2004	$7,681	$128	$7,809

     The Company performed impairment testing on both segments in the fourth quarter of fiscal 2003. The analysis did not indicate impairment of the Company’s recorded goodwill for either segment.

6. Earnings Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic net income per share but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2004 and September 30, 2003 (in thousands, except per share data):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Numerator:
Net income	$716	$2,292
Interest on convertible debt, net of tax	11	11

Net income before interest on convertible debt	$727	$2,303

Denominator:
Weighted average common shares outstanding – basic	5,344	5,073
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,560	1,416

Weighted average common shares outstanding and assumed conversions – diluted	7,128	6,713

Basic income per common share:	$0.13	$0.45
Diluted income per common share:	$0.10	$0.34

	Nine months	Nine months
	ended	ended
	September 30, 2004	September 30, 2003
Numerator:
Net income	$2,607	$5,060
Interest on convertible debt, net of tax	33	33

Net income before interest on convertible debt	$2,640	$5,093

Denominator:
Weighted average common shares outstanding – basic	5,275	5,070
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,660	1,015

Weighted average common shares outstanding and assumed conversions – diluted	7,159	6,309

Basic income per common share:	$0.49	$1.00
Diluted income per common share:	$0.37	$0.80

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

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2004	2003
Net income, as reported	$716	$2,292
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	5
Add: Variable expense on stock options under APB 25 included in reported net income, net of related tax effect	36	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(18)

Pro forma net income	$739	$2,279
Basic and diluted net income per share:
Basic, as reported	$0.13	$0.45
Diluted, as reported	$0.10	$0.34
Pro forma, basic	$0.14	$0.45
Pro forma, diluted	$0.10	$0.34

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Net income, as reported	$2,607	$5,060
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	35	5
Add: Variable expense on stock options under APB 25 included in reported net income, net of related tax effects	279	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(73)	(43)

Pro forma net income	$2,848	$5,022
Basic and diluted net income per share:
Basic, as reported	$0.49	$1.00
Diluted, as reported	$0.37	$0.80
Pro forma, basic	$0.54	$0.99
Pro forma, diluted	$0.40	$0.80

8. Segment Information

     Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and comprises different customers, suppliers and employees. The operating profitability of the Construction Segment is reviewed by its Treasurer, Joseph P. Harper, to determine its financial needs. Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Company’s Chief Financial Officer, review the operating profitability of the Distribution Segment and its working capital needs to allocate financial resources. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley.

				Consolidated
Three months ended 9/30/2004 Segments	Construction	Distribution	Corporate	Total
Revenues	$40,221	$5,453	—	$45,674
Operating profit (loss)	1,924	165	(264)	$1,825
Interest expense, net	(59)	(62)	(366)	$(487)
Minority interest	—	—	(253)	$(253)

Pre-tax income				$1,085

Segment assets	$64,136	$8,772	$11,993	$84,902

Three months ended 9/30/2003 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$36,630	$4,746	—	$41,376
Operating profit (loss)	3,431	8	(106)	$3,333
Interest expense, net	(79)	(23)	(342)	$(444)
Minority interest	—	—	(454)	$(454)

Pre-tax income				$2,435

Segment assets	$64,373	$7,811	$13,178	$85,362

				Consolidated
Nine months ended 9/30/2004 Segments	Construction	Distribution	Corporate	Total
Revenues	$95,161	$17,565	—	$112,726
Operating profit (loss)	6,305	715	(958)	$6,062
Interest expense, net	65	(110)	(1,180)	$(1,225)
Minority interest	—	—	(862)	$(862)

Pre-tax income				$3,975

Segment assets	$64,136	$8,772	$11,993	$84,902

				Consolidated
Nine months ended 9/30/2003 Segments	Construction	Distribution	Corporate	Total
Revenues	$116,167	$16,218	—	$132,385
Operating profit (loss)	9,404	463	(286)	$9,581
Interest expense, net	(321)	(70)	(1,345)	$(1,736)
Minority interest	—	—	(1,224)	$(1,224)

Pre-tax income				$6,621

Segment assets	$64,373	$7,811	$13,178	$85,362

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

10. Exercise of the Put

     Effective July 19, 2004, the individual shareholders owning the 19.9% of SHH shares not held by the Company exercised their right to sell (“Put”) those shares to the Company under the July 2001 agreement pursuant to which the Company purchased 80.1% of SHH (the “Sterling Transaction”).

     Pursuant to the Sterling Transaction, the purchase price of the SHH shares was to be computed as a multiple of SHH’s EBITDA for the twelve months preceding the exercise, with a minimum price of $12 million. Accordingly, a compilation of the financial statements of SHH for the period from July 2003 through June 2004 was completed in October 2004 as a result of which the purchase price was determined to be approximately $15.0 million. Closing of the Put transaction is contemplated by the first quarter of fiscal 2005, following which the Company will own 100% of SHH.

     The Put price is to be satisfied by cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock. The cash payment and notes will accrue interest from November 13, 2004 until the transaction is closed.

     The final settlement of the Put transaction is expected to result in an increase of approximately $2.5 million being recognized in the Company’s reported amount of goodwill related to SHH.

     The settlement of the Put will trigger the payment of approximately $7.9 million of the Company’s debt owed to management and others who funded the Sterling Transaction in 2001. The Company will pay this amount as well through a combination of cash of approximately $2.4 million (from borrowings on available long-term bank facilities), issuance of five-year notes of approximately $4.7 million and the balance through the issuance of approximately 225,000 shares of the Company’s common stock.

     The balance sheet reported for September 30, 2004 reflects the cash and note liabilities, both current and long term, due upon the exercise of the Put, but does not reflect the issuance of shares that will occur when the Put transaction is completed. Minority interest, previously classified as a mezzanine item in the balance sheet, has been included as part of the Put liability.

     The following unaudited proforma condensed balance sheet reflects the Put transaction as if it had been completed on September 30, 2004, using the final purchase price of approximately $15.0 million. The condensed statements of operations for the three and nine month periods ended September 30, 2004 reflect the Put transaction as if it had been completed at the beginning of each respective period. The condensed statements of operations for fiscal 2003 reflect the Put transaction as if it had been completed on January 1, 2003, even though, by its terms, the Put was not exercisable before July 19, 2004 (dollar amounts in thousands, except per share data).

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

				Proforma at
	September 30,	Proforma		September 30,
	2004	Adjustment		2004
	(unaudited)	(unaudited)		(unaudited)
Assets:
Current assets	$52,028			$52,028
Fixed assets, net	21,331			21,331
Goodwill	7,809	2,548	(a)	10,357
Other long-term assets	3,734	—		3,734

Total assets	$84,902	$2,548		$87,450

Liabilities and stockholders’ equity:
Accounts payable and other obligations	$28,748			$28,748
Current portion of long term debt, related party	1,520			1,520
Current portion of the Put liability	953			953
Long-term debt	15,802	4,791	(b)	20,593
Long-term debt, related party (including related accrued interest)	7,219	2,123	(c)	9,342
Long-term portion – Put liability	10,760	(10,760	)(d)	—
Stockholders’ equity:
Common stock	53	18	(e)	71
Additional paid in capital	66,916	6,376	(e)	73,292
Accumulated deficit	(47,068)			(47,068)
Treasury stock	(1)	—		(1)

Total stockholders’ equity	19,900	6,394		26,294

Total liabilities and stockholders’ equity	$84,902	$2,548		$87,450

Notes:

(a)	Reflects increase in goodwill of $2.5 million due to purchase of remaining 19.9% of SHH at a price of approximately $15.0 million.

(b)	Put transaction to be funded through availability on long-term bank facilities.

(c)	Reflects issuance of $6.4 million in five-year notes related to Put; repayment of $2.4 million of existing $7.9 million notes (the payment of which is triggered by the Put), with the balance of $4.7 million replaced by new five-year, amortizing notes.

(d)	Liability related to the Put of $10.8 million is extinguished.

(e)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

	Three months			Three months
	ended			Proforma at
	September 30,	Proforma		September 30,
	2004	adjustment		2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$45,674			$45,674

Operating profit	1,825			1,825
Interest expense, net of interest income	487	96	(a)	583
Minority interest	253	(253	)(b)	—

Income before tax	1,085	157		1,242

Net income	$716	$104		$820

Weighted average shares, basic	5,344	1,795	(c)	7,139
Earnings per share, basic	$0.13			$0.11
Weighted average shares, diluted	7,128	1,795	(c)	8,923
Earnings per share, diluted	$0.10			$0.09

Notes:

(a)	Interest expense of $331 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $235 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $253 related to the SHH shares acquired is eliminated.

(c)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

	Nine months			Nine months
	ended	Proforma		Proforma at
	Sept. 30, 2004	adjustment		Sept. 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$112,726			$112,726

Operating profit	6,062			6,062
Interest expense, net of interest income	1,225	332	(a)	1,557
Minority interest	862	(862	)(b)	—

Income before tax	3,975	530		4,505

Net income	$2,607	$350		$2,957

Weighted average shares, basic	5,275	1,795	(c)	7,070
Earnings per share, basic	$0.49			$0.42
Weighted average shares, diluted	7,159	1,795c	)	8,954
Earnings per share, diluted	$0.37			$0.33

Notes:

(a)	Interest expense of $991 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $659 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $862 related to the shares acquired is eliminated.

(c)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

				Proforma
				Fiscal year
				ended
		Proforma		December 31,
	Fiscal year ended	adjustment		2003
	December 31, 2003	(unaudited)		(unaudited)
Total revenues	$170,093			$170,093

Operating profit	10,998	(1,001	)(a)	11,999
Interest expense, net of interest income	2,074	359	(b)	2,433
Minority interest	1,627	(1,627	)(c)	—

Income before tax	7,297	2,269		9,566

Net income	$5,419	$1,498		$6,916

Weighted average shares, basic	5,090	1,795	(d)	6,885
Earnings per share, basic	$1.06			$1.00
Weighted average shares, diluted	6,488	1,795	(d)	8,283
Earnings per share, diluted	$0.84			$0.83

Notes:

(a)	Reverses the increase of $1,001 in the Put liability during fiscal 2003.

(b)	Additional interest expense of $1,200 related to the issuance of new notes pursuant to the Put transaction is offset by decrease in interest expense of $897 related to existing notes repaid or replaced as part of the Put transaction.

(c)	Minority interest expense of $1,600 related to the SHH shares acquired is eliminated.

(d)	Reflects the issuance of 1.8 million shares of common stock in part satisfaction of the Put consideration and certain notes.

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Put transaction been consummated as at the times indicated, nor is it intended to be a projection of future results.

     The completion of the Put transaction will not result in any charge or credit to results of operations at the date of completion.

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

     Effective July 19, 2004, the individual shareholders owning the 19.9% of SHH shares not held by the Company exercised their right to sell (“Put”) those shares to the Company pursuant to the Sterling Transaction. The purchase price was determined by the Company in October 2004, with the expectation that the transaction will be closed by early 2005, following which the Company will own 100% of SHH (the “Put Transaction”).

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

Put Liability

     As part of the Sterling Transaction, the Company granted a Put option for the 19.9% of SHH shares not then acquired by the Company, pursuant to which the selling shareholders were granted the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005. The price of the Put was to be based on a multiple of EBITDA for the 12 months immediately preceding the Put exercise date.

     Pursuant to a Put Restructuring Agreement entered into in September 2003, anticipated terms of settlement of the Put were agreed.

     The Put was exercised on July 19, 2004 and a compilation of the results for the 12 months preceding the exercise date was performed, with the result that the purchase price was determined to be approximately $15.0 million. It is expected that the Put transaction will be settled by the first quarter of fiscal 2005.

     The September 30, 2004 balance sheet reflects the liabilities incurred as the result of the Put. Minority interest, previously reported as a mezzanine item in the balance sheet, is now included as part of the liability related to the Put.

Financing

     At September 30, 2004, the Company’s debt consisted of (in thousands):

Related party notes:
Zero coupon notes	$5,679
Convertible subordinated notes	560
Management/director notes	2,500

8,739
SHH revolver	11,884
SCPI revolver	3,918
Put liability	11,713
Mortgage payable	1,049
Equipment notes & capital leases	65

$37,368

Related Party Notes

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes and the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes. The zero coupon notes are shown at their present value, discounted at a rate of 12% and mature four years from the date of closing of the Sterling Transaction, but became due upon completion of the Put transaction. Warrants issued in connection with the notes are exercisable for ten years from closing and become exercisable four years after issuance at $1.50 per common share. In the Sterling Transaction, Patrick Manning, Chairman and Chief Executive Officer of the Company, and Joseph P. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,486 shares and 80,282 shares, respectively. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to North Atlantic Smaller Companies Investment Trust (“NASCIT”) in consideration for the forgiveness of six months’ interest on such notes.

     Pursuant to the Sterling Transaction, as modified by the Put Restructuring Agreement, the exercise of the Put on July 19, 2004 triggered payment of the zero coupon notes. Upon completion of the Put transaction approximately $1.5 million of the notes is to be paid in cash utilizing funding from long term borrowings under SHH’s line of credit, $765,000 is to be satisfied by the issuance of the Company’s shares, and balance will be converted into new five-year obligations.

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

     Pursuant to the Sterling Transaction, exercise of the Put triggered payment of the Management/Director notes. Under the terms of the Put Restructuring Agreement, upon completion of the Put transaction, one half of the notes is to be paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the balance to be converted into new five year obligations.

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

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year bank agreement providing for a revolving line of credit originally with a maximum line of $17.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets, is secured by the equipment of SHH and is subject to the maintenance of certain financial covenants. In March 2003, SHH agreed with its bank on a two-year extension of the line of credit, until March 31, 2006, and at the Company’s request, reflecting strong cash flow and expected lower borrowing requirements, the maximum amount available was reduced to $14.0 million. At September 30, 2004, the balance on the SHH Revolver was $11.9 million, with interest at 4.0%, and SHH was in compliance with its covenants.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations, for at least the next twelve months and for the upstreaming to the Company sufficient to satisfy cash payments for the Put and other debt.

     In July 2001, in connection with the Sterling Transaction, SCPI replaced its bank line of credit (the “SCPI Revolver”). The total amount available under the line is $5.0 million, subject to a borrowing base. The SCPI Revolver carries an interest rate of prime plus 1%, is secured by the assets of SCPI and is subject to the maintenance of financial covenants. At September 30, 2004, the balance on the SCPI Revolver was $3.9 million and the effective rate of interest was 5.0%. SCPI was in compliance with its covenant requirements. In May 2004 the bank agreed to extend the SCPI Revolver to May 2006.

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

Cash Flows

	September 30,	September 30,
(in thousands)	2004	2003
Cash and cash equivalents	$3,352	$7,238
Net cash (used in) provided by:
Operating activities	(1,770)	15,241
Investing activities	(2,412)	(3,850)
Financing activities	4,769	(6,559)
Capital expenditures	(2,551)	(3,797)
Working capital	21,771	13,138

     For the nine months ended September 30, 2004, the Company’s consolidated operations used $1.8 million in cash, as compared with cash provided by operations in the prior year period of $15.2 million. Cash flow from operating activities in the current year was $8.7 million, a decrease of $2.8 million compared with last year, due to lower net income. In the current year net working capital components increased by $10.4 million, whereas in the prior year there was a net decrease in working capital requirements of $3.8 million.

     In the nine months ended September 30, 2004, cash used in investing activities decreased by $1.4 million compared with the prior year period, due to fewer capital expenditures for construction equipment.

     Cash provided by financing activities increased by $11.3 million in the first nine months, compared with the same period last year, due to higher borrowings on the SHH and SCPI revolvers and by cash received from the exercise of options. In the prior year, SHH reduced its line of credit significantly.

     The increase of $10.0 million in the level of working capital at the end of the third quarter, compared with such level at the end of the prior year period, reflects changes in several components of working capital as detailed in the Condensed Consolidated Statements of Cash Flows.

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

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the local economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability, financial strength and contract backlogs. Factors outside the bidding climate include: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts; (c) the price of oil products, which can fluctuate significantly impacting operating expenses, and (d) the availability and price of steel and of cement and other raw materials for the production of concrete. While in fiscal 2003, the Company reported significant growth in Construction Segment revenues and profitability, there can be no assurance that it will be able to continue to do so. In the first nine months of fiscal 2004 the Construction Segment’s revenues and profitability were lower than in the prior year period, as described under “Results of Operations” below.

     The distribution industry has been adversely affected by some suppliers that offer products directly to retailers, avoiding the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered, but there can be no assurance that it will be able to continue to do so.

     The Company is in the process of documenting and testing internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by the Company’s independent auditors addressing these assessments. During the course of testing, the Company may identify deficiencies which may not be able to be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of internal controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment may have a material adverse effect on the Company’s stock price.

Certification

     This Form 10-Q has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

Material Changes in Financial Condition

     At September 30, 2004, there had been no material changes in the Company’s financial condition since December 31, 2003, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

     Operations include the Company’s investment in SHH, net of minority interest, (the “Construction Segment”) and the consolidated results for SCPI (the “Distribution Segment”).

Three months ended September 30, 2004 compared with three months ended September 30, 2003

Construction

     Contract revenues in the third quarter of fiscal 2004 increased by $3.6 million, due to the commencement of several new projects during the quarter, and to better weather, which allowed for more work days.

     Despite the increase in revenues compared with the prior year period, the Construction Segment’s gross profit for the quarter was $3.9 million, or 9.7% of contract revenues, compared with gross profit in the third quarter last year of $5.1 million, or 14.0% of contract revenues. The decrease in margin was attributable to differences in the mix of contracts in progress.

     Operating profit at the Construction Segment for the third quarter totaled $1.9 million, a decrease of $1.5 million, principally due to the lower gross profits and to increases in administrative expenses, including the hiring of additional project managers in the current year.

Distribution

     Sales at the Distribution Segment increased by approximately $700,000 compared with the third quarter of the prior year. Sales of automotive supplies increased by approximately $560,000, due to increased sales during the summer road show and to resets of certain customer’s stores. Sales of pet supplies increased by $123,000 due to increased promotional activity by one customer. Lawn and garden sales remained generally unchanged compared with the third quarter of the prior year.

     Gross profit for Distribution was approximately $740,000, or 13.6% of sales, compared with gross profit in the prior year of approximately $670,000, or 14.2% of sales. Margins increased on lawn and garden and pet products, but declined on automotive accessories due to more volume purchases by customers.

     The Distribution Segment reported an operating profit of $165,000 in the third quarter, compared with an operating profit of $8,000 in the third quarter of the prior year. The increase was primarily the result of the increased sales and to lower bad debt expense in the current year.

Corporate

     Operating expenses at the corporate level increased by approximately $160,000 due to a non-cash charge of about $36,000 related to variable option plan accounting (in March 2004, the Company discontinued variable option plans) and for additional legal, audit and accounting fees.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

Construction

     Contract revenues in the nine months of fiscal 2004 reflected a decrease compared with the prior year of $21.0 million, due to particularly poor weather in the second quarter, which significantly reduced the days available for construction on many of the Segment’s contracts. Favorable weather in the prior year first six months had allowed the Construction Segment to complete contracts more quickly and efficiently.

     Construction Segment gross profit for the first nine months was $11.1 million, or 11.8% of contract revenues, compared with gross profit in the prior year period of $13.4 million, or 11.6% of contract revenues. Although gross profit decreased by approximately $2.3 million due to the reduction in revenues and higher fixed cost absorption rates, margins remained relatively unchanged due to favorable results on a number of contracts in the second quarter of the current year.

     Operating profit at the Construction Segment decreased by $3.0 million, principally due to the lower gross profits compared with the prior year and to increases in administrative expenses, including the addition of personnel and increases in employee benefit expenses.

Distribution

     The sales increase of approximately $1.3 million at the Distribution Segment was due primarily to increased sales to existing customers of automotive and pet products. Sales of automotive accessories increased by approximately $990,000 due to more severe winter weather in SCPI’s market area, resulting in higher sales of winter-related products in the first quarter and to resets of stores to certain customers in the third quarter. Sales of pet supplies increased by approximately $360,000 due to the addition of new product lines and increased promotional activity to certain customers, which replaced slower moving items. For the first nine months of fiscal 2004, sales of lawn and garden products were unchanged compared with the prior year, due to the bankruptcy filing in the prior year of two lawn and garden customers being offset by sales to a new customer added in the current year.

     Gross profit for Distribution was $2.6 million, or 14.5% of sales, compared with gross profit in the prior year of $2.4 million, or 14.7% of sales.

     The Distribution Segment reported an operating profit of $715,000 in the first nine months, compared with an operating profit of $463,000 in the first nine months of the prior year.

The increase of $252,000 was primarily related to the increased sales and to lower operating expenses, including a reduction in bad debt expense in the current year.

Corporate

     Operating expenses at the corporate level increased by approximately $690,000 due primarily to a non-cash charge of $280,000 related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003. In March 2004, the Company discontinued variable option plans. In addition, the Company experienced higher administrative expenses in connection with the listing of its common shares on the American Stock Exchange in February 2004, for corporate insurance, for additional audit and accounting fees and for fees related to the Put transaction.

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

     An increase of 1% in the market rate of interest would have increased the Company’s net interest expense for the nine months ended September 30, 2004 by approximately $22,000.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings outstanding against the Company.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 11, 2004 during which the items detailed in the proxy statement dated July 16, 2004 were approved, including the re-election of three members of its Board of Directors.

Nominee	Votes For Nominee
Robert M. Davies	3,510,735
Maarten D. Hemsley	3,509,736
Christopher H.B. Mills	3,433,640

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

Report on Form 8-K announcing the intention to purchase of the remaining minority interest in SHH dated July 16, 2004

Report on Form 8-K announcing the exercise of the Put by the selling shareholders of SHH dated July 19, 2004

Report on Form 8-K announcing new contract wins dated July 28, 2004

Report on Form 8-K announcing results of operations for the second quarter ended June 30, 2004 and new contract wins dated August 13, 2004

Report on Form 8-K announcing a new contract award dated August 27, 2004

Report on Form 8-K announcing the awarding of a construction contract dated September 10, 2004

Report on Form 8-K announcing the Company was the low bidder on a $58.5 million construction contract dated September 13, 2004.

*filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.
Date: November 12, 2004	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chief Executive Officer

Date: November 12, 2004	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer