Form 10-Q/A
period 2004-03-31
STERLING CONSTRUCTION CO INC
filed 2005-03-15
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 1, 2004, 5,298,858 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed for the sole purpose of correcting the balance sheet classification of the revolving line of credit for Steel City Products (“the SCPI Revolver”) pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company has restated borrowings under the SCPI Revolver previously reported as long-term liabilities to current liabilities as of March 31, 2004, and corrected related disclosures accordingly in Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver” and Item 4. “Controls and Procedures”. All other information in the original filing remains unchanged and has not been updated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2004 (restated) and December 31, 2003	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	5

Notes to Condensed Consolidated Financial Statements	6

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
Certification of CEO
Certification of CFO
Certification of CEO and CFO

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,
	2004
	(Unaudited)	December 31,
	(Restated)	2003
ASSETS

Current assets:
Cash and cash equivalents	$2,869	$2,765
Contracts receivable	26,559	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	2,241	1,281
Trade accounts receivable, less allowance of $1,023 and $1,013 respectively	4,095	1,919
Inventories	5,389	4,842
Deferred tax asset	1,452	1,452
Other	1,289	1,436

Total current assets	43,894	40,199

Property and equipment, at cost	31,773	31,991
Less accumulated depreciation	(10,114)	(9,611)

	21,659	22,380

Goodwill,	7,809	7,809
Deferred tax asset	4,338	4,527
Other assets	638	663

	12,785	12,999

	$78,338	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,664	$14,439
Accrued interest	644	530
Billings in excess of costs and estimated earnings on uncompleted contracts	7,513	9,742
Revolving line of credit, SCPI (as restated, see Item 2)	3,368	2,660
Current maturities of long-term obligations	521	708
Short-term debt, related parties	1,810	2,310
Other accrued expenses	2,794	3,322

Total current liabilities	34,314	33,711

Long-term obligations:
Long-term debt	7,686	6,568
Long-term debt, related parties	6,908	6,758
Put liability	5,578	5,578
Other long-term obligations	1,017	1,054

	21,189	19,958

Minority interest	5,440	5,273
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,298,858 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	66,881	66,400
Deferred compensation expense	(131)	(139)
Deficit	(49,407)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	17,395	16,636

	$78,338	$75,578

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

     The Company has restated its March 31, 2004 balance sheet to correct the balance sheet classification of the SCPI revolving line of credit from a long-term obligation to a current liability, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, as reflected below:

	Original 10-Q filing	Adjustment	Adjusted 10-Q filing
Current liabilities:
Revolving line of credit, SCPI	—	$3,368	$3,368
Long-term obligations
Long-term debt	$11,054	($3,368)	$7,686

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

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
Numerator:
Net income	$268	$1,196
Interest on convertible debt, net of tax	11	11

Net income before interest on convertible debt	$279	$1,207

Denominator:
Weighted average common shares outstanding – basic	5,172	5,069
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,871	700

Weighted average common shares outstanding and assumed conversions – diluted	7,267	5,993

Basic income per common share:	$0.05	$0.24
Diluted income per common share:	$0.04	$0.20

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

	Three months ended	Three months ended
	March 31,2004	March 31,2003
Net income, as reported	$268	$1,196
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	215	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(13)

Pro forma net income	$462	$1,183
Basic and diluted net income per share:
Basic, as reported	$0.05	$0.24
Diluted, as reported	$0.04	$0.20
Pro forma, basic	$0.09	$0.23
Pro forma, diluted	$0.06	$0.20

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

Three months ended 3/31/2004 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$25,586	$6,723	—	$32,309

Operating profit (loss)	1,249	340	(440)	$1,149
Interest expense, net	(42)	(24)	(453)	$(519)

Three months ended 3/31/2004 Segments	Construction	Distribution	Corporate	Consolidated Total
Minority interest			(167)	$(167)

Pre-tax income				$463

Segment assets	$54,588	$10,653	$13,097	$78,338

Three months ended 3/31/2003 Segments	Construction	Distribution	Corporate	Consolidated Total
Revenues	$35,679	$6,019	—	$41,698

Operating profit (loss)	2,521	269	(69)	$2,721
Interest expense, net	(254)	(23)	(323)	$(600)
Minority interest			(324)	$(324)

Pre-tax income				$1,797

Segment assets	$54,750	$10,962	$16,655	$82,367

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     From time to time the information provided by the Company or statements made by its employees may contain so-called “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical facts (including, but not limited to, statements concerning anticipated sales, contracts, profit levels, customers, backlog and cash flows) are forward-looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company’s Securities and Exchange Commission filings.

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

     Although the SCPI Revolver expires in May 2006 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified borrowings under the SCPI Revolver as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (“EITF”) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. As the credit agreement includes such provisions, the accompanying balance sheets have been restated and borrowings under the SCPI Revolver previously reported as a long-term liability have been reclassified as a current liability.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains “disclosure controls and procedures”, as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluation the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluation the cost benefit relationship of possible controls and procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of March 31, 2004. Based on their evaluation, excepted as noted below, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures are effective.

Changes in Internal Controls

     Subsequent to the issuance of the Company’s financial statement for the quarter ended March 31, 2004, the Company’s management determined that borrowings under the SCPI Revolver should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying condensed balance sheet as of March 31, 2004, has been restated and related disclosures have been added in Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver”. The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

     The evaluation referred to above did not identify any other significant change in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: March 14, 2005	By:	/s/ Patrick T. Manning.

Patrick T. Manning.
Chief Executive Officer

Date: March 14, 2004	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley
Chief Financial Officer