Form 10-Q/A
period 2004-06-30
STERLING CONSTRUCTION CO INC
filed 2005-03-15
CIK 874238

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed for the sole purpose of correcting the balance sheet classification of the revolving line of credit for Steel City Products (“the SCPI Revolver”) pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company has restated borrowings under the SCPI Revolver previously reported as long-term liabilities to current liabilities as of June 30, 2004 and corrected related disclosures accordingly in Note 10 “Subsequent Event”, Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver” and Item 4. “Controls and Procedures”. All other information in the original filing remains unchanged and has not been updated.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,
	2004
	(Unaudited)	December 31,
	(Restated)	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,672	$2,765
Contracts receivable	25,301	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	3,007	1,281
Trade accounts receivable, less allowance of $1,043 and $1,013 respectively	2,741	1,919
Inventories	4,835	4,842
Deferred tax asset	1,452	1,452
Other	2,004	1,436

Total current assets	43,012	40,199

Property and equipment, at cost	32,496	31,991
Less accumulated depreciation	(11,270)	(9,611)

	21,226	22,380

Goodwill	7,809	7,809
Deferred tax asset	3,564	4,527
Other assets	613	663

	11,986	12,999

	$76,224	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,510	$14,439
Accrued interest	659	530
Billings in excess of costs and estimated earnings on uncompleted contracts	4,654	9,742
Revolving line of credit, SCPI	3,685	2,660
Current maturities of long-term obligations	339	708
Current maturities of long-term debt, related parties	1,310	2,310
Other accrued expenses	2,042	3,322

Total current liabilities	29,199	33,711

Long-term obligations:
Long-term debt	8,390	6,568
Long-term debt, related parties	7,059	6,758
Put liability	5,578	5,578
Other long-term obligations	1,001	1,054

	22,028	19,958

Minority interest	5,882	5,273
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,333,258 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	66,971	66,400
Deferred compensation expense	(124)	(139)
Deficit	(47,784)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	19,115	16,636

	$76,224	$75,578

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

     The Company has restated its June 30, 2004 balance sheet to correct the balance sheet classification of the SCPI revolving line of credit from a long-term obligation to a current liability, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, as reflected below:

	Original 10-Q filing	Adjustment	Adjusted 10-Q filing
Current liabilities:
Revolving line of credit, SCPI	—	$3,685	$3,685
Long-term obligations
Long-term debt	$12,075	($3,685)	$8,390

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

Three months ended 6/30/2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$29,354	$5,389	—	$34,743

Operating profit (loss)	3,132	209	(253)	$3,088
Interest expense, net	167	(24)	(362)	$(219)
Minority interest			(442)	$(442)

Pre-tax income				$2,427

Segment assets	$55,366	$8,365	$12,493	$76,224

Three months ended 6/30/2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$43,858	$5,453	—	$49,311

Operating profit (loss)	3,452	186	(112)	$3,526
Interest expense, net	(222)	(24)	(446)	$(692)
Minority interest			(445)	$(445)

Pre-tax income				$2,389

Segment assets	$63,162	$8,439	$8,801	$80,402

Six months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$54,940	$12,112	—	$67,052

Operating profit (loss)	4,381	549	(693)	$4,237
Interest expense, net	124	(47)	(815)	$(738)
Minority interest			(609)	$(609)

Pre-tax income				$2,890

Segment assets	$55,366	$8,365	$12,493	$76,224

Six months ended 6/30/2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$79,537	$11,472	—	$91,009

Operating profit (loss)	5,973	456	(182)	$6,247
Interest expense, net	(339)	(47)	(906)	$(1,292)
Minority interest			(769)	$(769)

Pre-tax income				$4,186

Segment assets	$63,162	$8,439	$8,801	$80,402

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

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

		Proforma		Proforma at
	June 30, 2004	Adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Assets:
Current assets	$43,012			$43,012
Fixed assets, net	21,226			21,226
Goodwill	7,809	3,040	(a)	10,849
Other long-term assets	4,177	—		4,177

Total assets	$76,224	$3,040		$79,264

Liabilities and stockholders’ equity:
Accounts payable and other obligations	$28,231			$28,231
Current portion of long term debt, related party	1,310	1,271	(a)	2,581
Long-term debt	8,390	4,650	(b)	13,040
Long-term debt, related party (including
related accrued interest)	7,718	2,847	(c)	10,565
Put liability	5,578	(5,578	)(d)	—

Minority interest	5,882	(5,882	)(e)	—

Stockholders’ equity:
Common stock	53	14	(f)	67
Additional paid in capital	66,847	5,718	(f)	72,565
Accumulated deficit	(47,784)			(47,784)
Treasury stock	(1)			(1)

Total stockholders’ equity	19,115			24,847

Total liabilities and stockholders’ equity	$76,224	$3,040		$79,264

Notes:

(a)	Reflects increase in goodwill of $3.0 million due to purchase of remaining 19.9% of SHH at a price estimated at $14.5 million

(b)	Put transaction expected to be funded through availability on long-term bank facilities

(c)	Reflects issuance of $6.4 million in five-year notes related to Put; repayment of $2.2 million of existing $7.7 million notes (the payment of which is triggered by the Put), with the balance of $5.3 million replaced by new five-year, amortizing notes.

(d)	Liability related to the Put of $5.9 million is extinguished

(e)	Minority interest of $5.4 million relating to the Put shares is extinguished

(f)	Approximately 1.4 million shares of common stock, valued at $4.00 are issued in part satisfaction of the Put consideration.

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

	Three months			Three months
	ended	Proforma		Proforma at
	June 30, 2004	adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$34,743			$34,743

Operating profit	3,088			3,088

Interest expense, net of interest income	219	168	(a)	387
Minority interest	442	(442	)(b)	—

Income before tax	2,427	274		2,701

Net income	$1,624	$150	(d)	$1,774

Weighted average shares, basic	5,316	1,432	(c)	6,748
Earnings per share, basic	$0.31			$0.26

Weighted average shares, diluted	7,082	1,432	(c)	8,290
Earnings per share, diluted	$0.23			$0.21

Notes:

(a)	Interest expense of $382 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $214 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $442 related to the Put shares is eliminated.

(c)	Reflects issuance of 1.4 million shares of common stock in part satisfaction of the Put consideration.

(d)	Increase in income, net of tax

	Six months			Six months
	ended	Proforma		Proforma at
	June 30, 2004	adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$67,052			$67,052

Operating profit	4,237			4,237

Interest expense, net of interest income	738	336	(a)	1,074
Minority interest	609	(609	)(b)	—

Income before tax	2,890	273		3,163

Net income	$1,891	$180	(d)	$2,071

	Six months			Six months
	ended	Proforma		Proforma at
	June 30, 2004	adjustment		June 30, 2004
	(unaudited)	(unaudited)		(unaudited)
Weighted average shares, basic	5,242	1,432	(c)	6,674
Earnings per share, basic	$0.36			$0.31

Weighted average shares, diluted	7,174	1,432	(c)	8,606
Earnings per share, diluted	$0.27			$0.24

Notes:

(a)	Interest expense of $763 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $427 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $609 related to the Put shares is eliminated.

(c)	Reflects issuance of 1.4 million shares of common stock in part satisfaction of the Put consideration.

(d)	Increase in income, net of tax

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

				Proforma
				Fiscal year
				ended
		Proforma		December 31,
	Fiscal year ended	adjustment		2003
	December 31, 2003	(unaudited)		(unaudited)
Total revenues	$170,093			$170,093

Operating profit	10,998	(1,001	)(a)	11,999

Interest expense, net of interest income	2,074	359	(b)	2,433
Minority interest	1,627	(1,627	)(c)	—

Income before tax	7,297	2,269		9,566

Net income	$5,419	$1,498		$6,916

Weighted average shares, basic	5,090	1,425	(d)	6,515
Earnings per share, basic	$1.06			$1.06

Weighted average shares, diluted	6,488	1,425	(d)	7,913
Earnings per share, diluted	$0.84			$0.87

Notes:

(a)	Reverses the increase of $1,001 in the Put liability during fiscal 2003.

(b)	Additional interest expense of $1,200 related to the issuance of new notes pursuant to the Put transaction is offset by decrease in interest expense of $897 related to existing notes repaid or replaced as part of the Put transaction.

(c)	Minority interest expense of $1,600 related to the Put shares is eliminated.

(d)	Reflects the issuance of 1.4 million of additional common stock in part satisfaction of the Put consideration.

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Put transaction been consummated as at the times indicated, nor is it intended to be a projection of future results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     From time to time the information provided by the Company or statements made by its employees may contain so-called “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical facts (including, but not limited to, statements concerning anticipated sales, contracts, profit levels, customers, backlog and cash flows) are forward-looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company’s Securities and Exchange Commission filings.

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

     Although the SCPI Revolver expires in May 2006 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified borrowings under the SCPI Revolver as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (“EITF”) 95-22 “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. As the credit agreement contains these provisions, the accompanying balance sheets have been restated and borrowings under the SCPI Revolver previously reported as a long-term liability have been reclassified as a current liability.

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

     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2004. Based on their evaluation, excepted as noted below, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures are effective.

Changes in Internal Controls

     Subsequent to the issuance of the Company’s financial statement for the quarter ended June 30, 2004, the Company’s management determined that borrowings under the SCPI Revolver should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying condensed balance sheets as of June 30, 2004 have been restated and related disclosures have been added in Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver”. The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There are no material legal proceedings outstanding against the Company.

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter for which this report is filed.

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Put Exercise Notice dated July 19, 2004

*31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Rule 13a-14(a)

*32.0	Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STERLING CONSTRUCTION COMPANY, INC.

Date: March 14, 2005		By:	/s/ Patrick T. Manning.

Patrick T. Manning.
Chief Executive Officer

Date: March 14, 2005	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley
Chief Financial Officer