Form 10-Q/A
period 2004-09-30
STERLING CONSTRUCTION CO INC
filed 2005-03-15
CIK 874238

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is being filed for the sole purpose of correcting the balance sheet classification of the revolving line of credit for Steel City Products (“the SCPI Revolver”) pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The Company has restated borrowings under the SCPI Revolver previously reported as long-term liabilities to current liabilities as of September 30, 2004 and corrected related disclosures accordingly in Note 10. “Subsequent Event”, Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver” and Item 4. “Controls and Procedures”. All other information in the original filing remains unchanged and has not been updated.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,
	2004
	(Unaudited)	December 31,
	(Restated)	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,352	$2,765
Contracts receivable	33,435	26,504
Costs and estimated earnings in excess of billings on uncompleted contracts	5,161	1,281
Trade accounts receivable, less allowance of $971 and $1,013 respectively	2,680	1,919
Inventories	4,789	4,842
Deferred tax asset	1,452	1,452
Other	1,159	1,436

Total current assets	52,028	40,199

Property and equipment, at cost	33,616	31,991
Less accumulated depreciation	(12,285)	(9,611)

	21,331	22,380

Goodwill	7,809	7,809
Deferred tax asset	3,146	4,527
Other assets	588	663

	11,543	12,999

	$84,902	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,887	$14,439
Accrued interest	5	530
Billings in excess of costs and estimated earnings on uncompleted contracts	4,749	9,742
Revolving line of credit, SCPI (see Item 2)	3,918	2,660
Current maturities of long-term obligations	150	708
Current maturities of long-term debt, related parties	1,520	2,310
Current maturities of obligations related to the Put	953	—
Other accrued expenses	3,993	3,322

Total current liabilities	34,175	33,711

Long-term obligations:
Long-term debt	11,884	6,568
Long-term debt, related parties	7,219	6,758
Long-term obligations related to the Put	10,760	5,578
Other long-term obligations	964	1,054

	30,827	19,958

Minority interest	—	5,273
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 5,347,008 and 5,139,900 shares issued and outstanding	53	51
Additional paid-in capital	67,423	66,400
Deferred compensation expense	(507)	(139)
Deficit	(47,068)	(49,675)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	19,900	16,636

	$84,902	$75,578

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

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,607	$5,060
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,557	3,582
(Gain) loss on sale of property and equipment	(18)	8
Deferred tax expense	1,352	1,549
Deferred compensation expense	314	5
Minority interest in net earnings of subsidiary	862	1,224
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(761)	502
Increase in contracts receivable	(6,931)	(9,226)
Decrease (increase) in inventories	53	(643)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,880)	950
Decrease (increase) in prepaid expenses and other assets	274	(647)
Increase in accounts payable	4,448	5,562
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(4,993)	6,189
Increase in accrued compensation and other liabilities	1,346	1,126

Net cash (used in) provided by operating activities	(1,770)	15,241

Cash flows from investing activities:
Additions to property and equipment	(2,551)	(3,797)
Proceeds from sale of property and equipment	139	(53)

Net cash used in investing activities	(2,412)	(3,850)

Cash flows from financing activities:
Borrowings under short-term obligations	—	250
Borrowings on long-term obligations	4,426	—
Reductions in long-term obligations	—	(6,796)
Cancellation of long term debt	—	(18)
Cash received from option exercises	392	5
Purchase of minority interest in subsidiary	(49)	—

Net cash provided by (used in) financing activities	4,769	(6,559)

Net increase in cash and cash equivalents	587	4,832

Cash and cash equivalents, beginning of period	2,765	2,406

Cash and cash equivalents, end of period	$3,352	$7,238

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

     The Company has restated its September 30, 2004 balance sheet to correct the balance sheet classification of the SCPI revolving line of credit from a long-term obligation to a current liability, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, as reflected below:

	Original 10-Q filing	Adjustment	Adjusted 10-Q filing
Current liabilities:
Revolving line of credit, SCPI	—	$3,918	$3,918
Long-term obligations
Long-term debt	$15,802	($3,918)	$11,884

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

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2004	2003
Numerator:
Net income	$716	$2,292
Interest on convertible debt, net of tax	11	11

Net income before interest on convertible debt	$727	$2,303

Denominator:
Weighted average common shares outstanding – basic	5,344	5,073
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,560	1,416

Weighted average common shares outstanding and assumed conversions – diluted	7,128	6,713

Basic income per common share:	$0.13	$0.45
Diluted income per common share:	$0.10	$0.34

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Numerator:
Net income	$2,607	$5,060
Interest on convertible debt, net of tax	33	33

Net income before interest on convertible debt	$2,640	$5,093

Denominator:
Weighted average common shares outstanding – basic	5,275	5,070
Shares for convertible debt	224	224
Shares for dilutive stock options and warrants	1,660	1,015

Weighted average common shares outstanding and assumed conversions – diluted	7,159	6,309

Basic income per common share:	$0.49	$1.00
Diluted income per common share:	$0.37	$0.80

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

Three months ended 9/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$40,221	$5,453	—	$45,674

Operating profit (loss)	1,924	165	(264)	$1,825
Interest expense, net	(59)	(62)	(366)	$(487)
Minority interest	—	—	(253)	$(253)

Pre-tax income				$1,085

Segment assets	$64,136	$8,772	$11,993	$84,902

Three months ended 9/30/2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$36,630	$4,746	—	$41,376

Operating profit (loss)	3,431	8	(106)	$3,333
Interest expense, net	(79)	(23)	(342)	$(444)
Minority interest	—	—	(454)	$(454)

Pre-tax income				$2,435

Segment assets	$64,373	$7,811	$13,178	$85,362

Nine months ended 9/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$95,161	$17,565	—	$112,726

Operating profit (loss)	6,305	715	(958)	$6,062
Interest expense, net	65	(110)	(1,180)	$(1,225)
Minority interest	—	—	(862)	$(862)

Pre-tax income				$3,975

Segment assets	$64,136	$8,772	$11,993	$84,902

Nine months ended 9/30/2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$116,167	$16,218	—	$132,385

Operating profit (loss)	9,404	463	(286)	$9,581
Interest expense, net	(321)	(70)	(1,345)	$(1,736)
Minority interest	—	—	(1,224)	$(1,224)

Pre-tax income				$6,621

Segment assets	$64,373	$7,811	$13,178	$85,362

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

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

				Proforma at
	September 30,	Proforma		September 30,
	2004	Adjustment		2004
	(unaudited)	(unaudited)		(unaudited)
Assets:
Current assets	$52,028			$52,028
Fixed assets, net	21,331			21,331
Goodwill	7,809	2,548	(a)	10,357
Other long-term assets	3,734	—		3,734

Total assets	$84,902	$2,548		$87,450

Liabilities and stockholders’ equity:
Accounts payable and other obligations	$32,666			$32,666
Current portion of long term debt, related party	1,520			1,520
Current portion of the Put liability	953			953
Long-term debt	11,884	4,791	(b)	16,675
Long-term debt, related party (including related accrued interest)	7,219	2,123	(c)	9,342
Long-term portion – Put liability	10,760	(10,760	)(d)	—

Stockholders’ equity:
Common stock	53	18	(e)	71
Additional paid in capital	66,916	6,376	(e)	73,292
Accumulated deficit	(47,068)			(47,068)
Treasury stock	(1)	—		(1)

Total stockholders’ equity	19,900	6,394		26,294

Total liabilities and stockholders’ equity	$84,902	$2,548		$87,450

Notes:

(a)	Reflects increase in goodwill of $2.5 million due to purchase of remaining 19.9% of at a price of approximately $15.0 million.

(b)	Put transaction to be funded through availability on long-term bank facilities.

(c)	Reflects issuance of $6.4 million in five-year notes related to Put; repayment of $2.4 million of existing $7.9 million notes (the payment of which is triggered by the Put), with the balance of $4.7 million replaced by new five-year, amortizing notes.

(d)	Liability related to the Put of $10.8 million is extinguished.

(e)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

STERLING CONSTRUCTION COMPANY, INC.
CONDENSED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

	Three months			Three months
	ended			Proforma at
	September 30,	Proforma		September 30,
	2004	adjustment		2004
	(unaudited)	(unaudited)		(unaudited)
Total revenues	$45,674			$45,674

Operating profit	1,825			1,825

Interest expense, net of interest income	487	96	(a)	583
Minority interest	253	(253	)(b)	—

Income before tax	1,085	157		1,242

Net income	$716	$104		$820

Weighted average shares, basic	5,344	1,795	(c)	7,139
Earnings per share, basic	$0.13			$0.11

Weighted average shares, diluted	7,128	1,795	(c)	8,923
Earnings per share, diluted	$0.10			$0.09

     Notes:

(a)	Interest expense of $331 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $235 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $253 related to the SHH shares acquired is eliminated.

(c)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

	Nine months			Nine months
	ended			Proforma at
	Sept. 30,	Proforma		Sept. 30,
	2004	adjustment		2004
	(unaudited)	(unaudited)		(unaudited)

Total revenues	$112,726			$112,726

Operating profit	6,062			6,062

Interest expense, net of interest income	1,225	332	(a)	1,557
Minority interest	862	(862	)(b)	—

Income before tax	3,975	530		4,505

	Nine months			Nine months
	ended			Proforma at
	Sept. 30,	Proforma		Sept. 30,
	2004	adjustment		2004
	(unaudited)	(unaudited)		(unaudited)

Net income	$2,607	$350		$2,957

Weighted average shares, basic	5,275	1,795	(c)	7,070
Earnings per share, basic	$0.49			$0.42

Weighted average shares, diluted	7,159	1,795	(c)	8,954
Earnings per share, diluted	$0.37			$0.33

Notes:

(a)	Interest expense of $991 related to issuance of new notes pursuant to the Put transaction, offset by decrease in interest expense of $659 on existing notes that are repaid or replaced as part of the Put transaction.

(b)	Minority interest expense of $862 related to the shares acquired is eliminated.

(c)	Approximately 1.57 million shares of common stock are issued in part satisfaction of the Put consideration, recorded at fair value of $3.49 at the time of the put exercise. For purposes of the Put transaction these shares were valued at $4.00, a premium of 15% to the fair value. Approximately 0.23 million shares valued at $4.00 are issued in part satisfaction of certain notes.

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

Changes in Internal Controls

     Subsequent to the issuance of the Company’s financial statement for the quarter ended September 30, 2004, the Company’s management determined that borrowings under the SCPI Revolver should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying condensed balance sheets as of September 30, 2004 have been restated and related disclosures have been added in Item 2 “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Financing” “SHH Revolver and SCPI Revolver”. The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

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