Form 10-K
period 2004-12-31
STERLING CONSTRUCTION CO INC
filed 2005-03-29
CIK 874238

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19450

STERLING CONSTRUCTION COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	25-1655321 I.R.S. Employer Identification Number

2751 Centerville Road Suite 3131 Wilmington, Delaware Address of principal executive offices Registrant’s telephone number, including area code: (281) 821-9091	19803 Zip Code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock, $0.01 par value per share Preferred Shares Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Second 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). ☐ Yes ☑ No

Aggregate market value at June 30, 2004 of the voting stock held by non-affiliates of the registrant: $15,557,732.

At March 1, 2005 the registrant had 7,399,681 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 19, 2005, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Company
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7(A). Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9(A). Controls and Procedures
Item 9(B). Other Information
PART III
PART IV
Item 15. Exhibits, Financial Statement Schedules, And Reports
SIGNATURES
Promissory Note-Patrick T. Manning
Promissory Note-Joseph P. Harper, Sr.
Promissory Note-Patrick T. Manning
Promissory Note-Joseph P. Harper, Sr.
Promissory Note-Robert M. Davies
Promissory Note-Maarten D. Hemsley
Promissory Note-North American Smaller Companies Investment Trust
1998 Stock Option Plan; Forms of Option Agreements
2001 Incentive Plan; Forms of Option Agreements
Consent of Grant Thornton LLP
Section 302 Certification of Patrick T. Manning, CEO
Section 302 Certification of Maarten D. Hemsley, CFO
Certification of CEO and CFO

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

Company Website

     The Company maintains a website at www.sterlingconstructionco.com and makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, any amendments to those filings, recent press releases, its Code of Ethics, and Audit Committee Charter together with other filings related to shareholdings. The website content is available for informational purposes only. The website should not be relied upon for investment purposes nor is it incorporated by reference into this Form 10-K.

Business

     Sterling Construction Company, Inc. (“Sterling” or “the Company”) owns two subsidiaries (i) Sterling Houston Holdings, Inc., a heavy civil construction company based in Houston, Texas (the “Construction Segment” or “SHH”) and (ii) Steel City Products, Inc., a distributor of automotive accessories, non-food pet supplies and lawn and garden products based in Pittsburgh, Pennsylvania (the “Distribution Segment” or “SCPI”).

     Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 13 to the consolidated financial statements of the Company.

Business Strategy

     The Company seeks to increase long-term stockholder value by expanding profit opportunities through winning and executing more contracts and larger ones in its core construction business. This requires the continued investment in a growing staff of professional engineers and construction crews and the addition of capital equipment. Acquisitions are also part of management’s growth strategy and acquisition candidates are regularly evaluated. In general, the Company is seeking acquisitions that would be accretive and have management who will continue to direct the operations of the acquired enterprise. While an acquisition that would expand the scope, either functionally and/or geographically, of the current business would be desirable, management has and will continue to consider other transactions that meet the aforementioned financial and management criteria. The Company’s tax loss carryforwards are an important corporate asset and the protection and utilization of the losses is expected to assist in increasing shareholder values for the next several years. Stockholder value is measured by increases in shareholders’ equity and by the appreciation of the value of the outstanding common stock over a period of years. In addition, the Company measures its success by the ability to attract and maintain experienced and capable employees and to maintain high ethical standards.

The Construction Segment

Operations

     SHH specializes in municipal and state contracts for the construction and paving of highways, building of bridges, installing water and sewer mains, light rail infrastructure projects and similar activities.

Raw Materials

     The principal raw materials used in SHH’s business include structural steel, concrete and aggregate. These and other raw materials and components which are used and are necessary in the construction business are generally available from numerous sources. Factors such as price and availability of transportation for these raw materials may limit supply at some times. SHH does not foresee shortages in these raw materials in the near term that would have a material adverse effect on the business.

Seasonality

     SHH’s operations can be materially affected by poor weather conditions, so that generally less construction is completed in the winter months. In particular, significant rainfall can cause construction delays adversely affecting revenues and margins on contracts in progress.

Customer Base

     Most of SHH’s revenues are generated in the Houston municipal market, which includes the City of Houston, the Houston Metropolitan Transit Authority and Harris County. (See Note 13)

     In addition to its established operations in Houston, SHH has operations in the Dallas/Fort Worth and San Antonio markets and undertakes contracts for the State of Texas in each of its markets and elsewhere within the State. SHH also occasionally undertakes projects for private developers and corporate customers.

     Most contracts are subject to a competitive public tender process.

     There are no foreign revenues.

     The table set forth in Note 13 to the consolidated financial statements shows contract revenues generated from SHH’s largest customers which accounted for more than 10% of revenues in fiscal 2004, 2003 and 2002.

Contract Backlog

     At December 31, 2004, SHH’s backlog of construction contracts totaled $232 million, the largest year-end backlog in SHH’s history, and an increase of 65% compared with December 31, 2003. Of this amount, approximately $160 million is scheduled to be completed within fiscal 2005, and approximately $72 million in fiscal 2006 and beyond. SHH expects to add further contracts during 2005 for construction during the year and in the future. Through mid-March 2005 ,the Company announced new contract wins individually exceeding $5 million with an aggregate value of $55.5 million.

Competition

     The typical public contract selection process is by sealed bid with the lowest bidder winning in a public selection process. Management undertakes a significant due diligence process in preparing each bid. Participants must post bid bonds for up to 10% of the amount bid, and on successful bids must post performance bonds for 100% of the contract amount. Contracts are priced for labor, sub-contracting, equipment use and materials against detailed specifications provided by the customer.

     SHH’s competitors include large national and regional construction companies as well as smaller contractors. Management is unable to determine the relative size of most competitors, which are privately-owned, but believes that SHH is one of the larger participants in its marketplace, and the largest contractor in Houston that is engaged in municipal civil construction work.

     SHH’s size relative to its many smaller competitors in the municipal construction market gives it several advantages, including greater flexibility to manage its backlog so as to maximize its manpower and equipment resources, and the cost effective purchasing of materials, insurance and bonds. Since SHH owns and maintains most of the equipment required for its contracts and has the experienced manpower to handle many types of municipal civil construction, it is able to bid competitively on many categories of contracts, especially complex multi-task projects. In its successful effort to penetrate the state highway market, where most competitors are large, regional contractors, and individual contracts tend to be larger than the Company’s municipal work and involve many specialized skills, SHH acquired the Kinsel heavy highway construction business (“Kinsel”) in September 2002. By fiscal 2004 state highway work had come to represent 33.0% of Construction Segment revenues, compared with 18.6% and 7.7% in fiscal 2003 and 2002, respectively.

Regulation

     Management does not anticipate that existing or known pending environmental legislation or other regulations will require major capital expenditures or will adversely affect its operations. However, in the last two years, environmental issues have adversely impacted the rate at which certain highway contracts have been let in the Houston market.

Employees

     At December 31, 2004, SHH employed approximately 750 persons, of whom 29 were employed in the headquarters in Houston. Most of the others are field personnel. No SHH employees are represented by a labor union. Senior SHH executives, including Patrick T. Manning (also Chief Executive Officer of Sterling) and Joseph P. Harper, Sr. (also President of Sterling) have many years of service with SHH and are employed under long-term contracts, which were renewed during fiscal 2004.

     SHH’s business is dependent upon a readily available workforce of both field and supervisory personnel. SHH does not anticipate any shortage of labor in the near term, but has no assurance that it will be able to continue to attract sufficient numbers of new employees to support its growth in the future.

The Distribution Segment

Operations

     Since its founding in 1947 SCPI has distributed automotive accessories, now including functional and decorative car and truck accessories, car care products, chemicals and car repair and maintenance items. In fiscal 1996, SCPI expanded its merchandise selection to include non-food pet supplies and in fiscal 2000 added lawn and garden products. Sales in fiscal 2004 of pet supplies and lawn and garden products represented approximately 16.5% and 16.6%, respectively, of SCPI’s total sales. SCPI’s automotive and pet distribution operations are conducted from leased facilities in McKeesport, Pennsylvania and its lawn and garden operations are conducted from leased facilities in Glassport, Pennsylvania.

     Many of SCPI’s largest customers transmit their own orders directly to SCPI’s warehouse; nevertheless, SCPI continues to provide personal service to many customers, which involves visits by its sales personnel to customers’ stores to count and re-order merchandise. Since most orders are generated electronically and are shipped within a few days of receipt, the size of SCPI’s order backlog is not relevant to an understanding of the business. Shipments are either made directly to each of the customers’ stores or are packed for onward shipment to stores via the retailers’ distribution centers. SCPI also provides price ticketing and associated services to those of its customers that request such services.

Sources of Supply

     SCPI acquires its merchandise from a large number of suppliers, the largest of which accounted for 13.5% of its purchases for fiscal 2004. Many of the products sold by SCPI carry nationally advertised brand names, but because of the diversity and number of suppliers and products carried, the business is not generally dependent on the continued availability of individual products or continued dealings with existing supply sources. From time to time, market or seasonal conditions may affect the availability of certain merchandise, but not to the extent that the Company believes would materially impact its business.

     Steel City Products generally carries in inventory only those products that its customers have identified as necessary for their own merchandising needs and does not acquire significant quantities of other merchandise.

Seasonality

     SCPI’s automotive and lawn and garden businesses are seasonal, being slowest in the early winter months than at other times of the year. In anticipation of higher sales volume in the spring and summer, SCPI carries higher inventories of these products beginning in the winter months. As is customary in the automotive aftermarket and in the lawn and garden products business, some suppliers allow extended payment terms to SCPI for such inventory build-ups.

     SCPI’s pet supply business is less subject to seasonality, but usually experiences increased sales in the fourth quarter of the year.

     SCPI’s needs for working capital are affected by these seasonal fluctuations and other factors (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).

Customer Base

     SCPI’s customers include supermarket chains, drug stores, general merchandise retail chains, automotive specialty stores, hardware stores, variety stores, some smaller garden centers and other automotive accessory distributors. Most customers are based in the northeastern United States, although stores operated by some customers are located outside of that area, and since 2000 SCPI has been selling to the West Coast distribution facility of one of its major customers (See Note 13). There are no foreign sales.

     SCPI’s customers are continually affected by changes in the retail environment, including the competitive pressures facing regional mass merchandisers and the growing influence of national automotive and pet specialty chains. These have led to fluctuations in the level of business that SCPI enjoys with individual customers. Some customers have changed their buying practices to acquire certain merchandise direct from manufacturers rather than through distributors such as SCPI.

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

Competition

     The distribution business for automotive parts and accessories, non-food pet supplies and lawn and garden products is highly competitive, with several similar companies operating in SCPI’s market place, and many of SCPI’s suppliers also offering their products directly to retailers. Management is unable to quantify SCPI’s relative size in relation to its competitors, but believes it is one of the largest independent distributors of automotive accessories in the Northeastern United States. In recent years, a number of significant competitors of SCPI have gone out of business and some of SCPI’s customers have chosen to purchase some products directly from manufacturers. SCPI competes on the basis of its management’s merchandise expertise, the breadth of merchandise offered, price, levels of service, order fill rates and order turnaround times. Management believes that SCPI’s long history, good reputation, experienced management, product selection, pricing, and traditionally high service levels and order fill rates, enable it to compete favorably with other distributors and direct sales by manufacturers.

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

Item 2. Properties

     SHH owns a 15,000 sq. ft. headquarters building in Houston located on a seven-acre parcel on which its equipment repair center is also located. It also leases small offices in Grand Prairie and San Antonio, Texas.

     SCPI operates its automotive and pet supply businesses from a leased, 67,000 square-foot building located in an industrial park in McKeesport, Pennsylvania. With the addition of the lawn and garden distribution business in 2000, SCPI leased an additional 43,000 sq. ft. of warehouse space located in an industrial park in nearby Glassport, Pennsylvania.

Item 3. Legal Proceedings

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company. (See Note 15)

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Item 4A. Executive Officers of the Company

     Executive officers of the Company are as follows:

Name	Age	Position
Patrick T. Manning	59	Chairman of the Board and Chief Executive Officer of the Company; President and Chief Executive Officer of SHH

Joseph P. Harper, Sr.	59	President, Chief Operating Officer and Director of the Company; Treasurer of SHH

Maarten D. Hemsley	55	Chief Financial Officer and Director of the Company; Chief Financial Officer of SCPI

Roger M. Barzun,	63	Vice President, Secretary and General Counsel of the Company

Terrance W. Allan	53	President and Chief Executive Officer of SCPI

Patrick T. Manning. Mr. Manning joined SHH in 1971 and led its move from Detroit, Michigan into the Houston market in 1978. He is currently SHH’s President and Chief Executive Officer. Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors’ Association, where he served as a member of the Board of Directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972. Mr. Manning has served as Chairman of the Board and Chief Executive Officer of Sterling since July 2001, when the Company increased its equity investment in SHH to 80.1% (the “Sterling Transaction”).

Joseph P. Harper, Sr. Mr. Harper has been employed by SHH since 1972 and has performed both estimating and project management functions as well as his primary role as SHH’s Treasurer. Mr. Harper has served as President and Chief Operating Officer of the Company since the completion of the Sterling Transaction in July 2001. Mr. Harper also serves as a director of SCPI.

Maarten D. Hemsley. Mr. Hemsley has been an employee and/or director of the Company or SCPI in various capacities since 1988. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer of the Company until July 2001, and currently serves as Chief Financial Officer of both Sterling and SCPI. Since January 2001, Mr. Hemsley has also been a consultant to (and since May 2002 an employee of) JO Hambro Capital Management Limited, an investment management company based in the United Kingdom as Fund Manager of Leisure & Media Venture Capital Trust, plc, and recently as a principal of its Trident Private Equity II investment fund.. Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls, of XN Checkout Holdings plc, a United Kingdom public company that provides electronic sales solutions to the restaurant, pub and hotel markets, and of a number of privately-held companies in the United Kingdom.

Roger M. Barzun. Mr. Barzun has been Vice President, Secretary and General Counsel of the Company since August 1991 and was a Senior Vice President from May 1994 until July 2001. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bars.

Terrance W. Allan. Mr. Allan has been an officer of SCPI for more than the last five years. He was appointed President of SCPI in May 2000 and its Chief Executive Officer in May 2002.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Prior to February 12, 2004, the Company’s Common Stock traded on the OTC Bulletin Board, under the symbol STCS.OB. On February 12, 2004, the Company’s stock commenced trading on the American Stock Exchange under the symbol STV.

     The following table sets forth the high and low bid prices by fiscal quarter for the Company’s common stock for fiscal years 2004 and 2003.

	Fiscal 2004		Fiscal 2003
	Quarterly High	Quarterly Low	Quarterly High	Quarterly Low
Quarter 1	$8.94	$3.60	$1.95	$1.16
Quarter 2	$4.60	$2.99	$2.80	$1.55
Quarter 3	$6.33	$3.02	$4.45	$2.20
Quarter 4	$6.34	$4.32	$5.35	$2.75

     In its first quarter through March 15, 2005, the Company’s stock has ranged from a low of $5.13 to a high of $7.28.

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     There were approximately 3,600 holders of record of the Company’s common stock on March 1, 2005.

     No cash dividends were declared or paid in fiscal years 2004, 2003 or 2002. The Company does not anticipate the declaration of cash dividends in the foreseeable future. The ability of the Company’s operating subsidiaries, SHH and SCPI, to upstream funds to Sterling for payment of dividends is limited by their respective bank credit agreements.

     On December 22, 2004, 1,794,627 shares were issued in connection with the exercise of the Put in which the Company purchased the remaining 19.9% of SHH. (See Note 4).

Item 6. Selected Financial Data

     The following table sets forth selected financial and other data of Sterling Construction Company, Inc. and subsidiaries and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the Consolidated Financial Statements and related Notes (amounts in thousands, except per share data).

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000
	December 31,	December 31,	December	December 31,	February 28,
	2004	2003	31, 2002	2001 (c)(d)	2001(a)(d)
			(Restated)	(ten months)
Operating results:
Revenues	$154,178	$169,532	$134,317	$66,121	$20,694

Income (loss) from continuing operations before minority interest and income taxes	$4,697	$8,924	$4,345	$(1,965)	$(7,044)
Minority interest (e)	(962)	(1,627)	(873)	(647)	—
Current income tax expense	(186)	(246)	(14)	(14)	(27)
Deferred income tax benefit (expense) (b)	2,104	(1,632)	(106)	—	—

Income (loss) from continuing operations	5,653	5,419	3,352	(2,626)	(7,071)
Income from discontinued operations (a)	—	—	—	—	399

Net income (loss)	$5,653	$5,419	$3,352	$(2,626)	$(6,672)

Basic and diluted per share amounts:
Basic earnings (loss) per share from continuing operations	$1.06	$1.06	$0.66	$(0.52)	$(1.43)
Basic earnings per share from discontinued operations	$—	$—	$—	$—	$0.09

Basic earnings (loss) per share	$1.06	$1.06	$0.66	$(0.52)	$(1.34)

Basic weighted average shares outstanding	5,343	5,090	5,062	5,056	4,943

Diluted earnings (loss) per share from continuing operations	$0.81	$0.84	$0.56	$(0.52)	$(1.43)
Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$0.09

Diluted earnings (loss) per share	$0.81	$0.84	$0.56	$(0.52)	$(1.34)

Diluted weighted average shares outstanding	7,028	6,488	6,102	5,056	4,943

Cash dividends declared	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Balance sheet statistics:
Total assets	$89,544	$75,578	$72,757	$59,138	$16,507
Long-term obligations	$22,012	$19,958	$34,323	$30,241	$4,633
Book value per share of common stock	$4.77	$3.24	$2.14	$1.21	$(2.01)

(a)	Upon completion of the sale of Dowling’s Fleet Services, Inc. in fiscal 2000, the Company recorded income of $399,000.

(b)	In December 2001, the Company recorded a deferred tax asset that exceeded its valuation allowance (see Note 8 to the Consolidated Financial Statements).

(c)	In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(d)	In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000 has been restated to reflect this treatment.

(e)	Minority interest represented the 19.9% of SHH not owned by the Company until December 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     As discussed in “ITEM 1. BUSINESS” above, the Company operates primarily as a heavy civil construction company based in Houston, Texas under the trade name “Texas Sterling Construction”. The Company’s distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products”.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience, however, actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

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

     The construction industry is highly competitive and lacks firms with dominant market power. The majority of the Company’s business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economy of Texas, especially in the Houston area, the volume of work available to contractors and competitors’

levels of backlog. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, economic downturns, shortages of supplies or government actions.

     Valuation of Long-Term Assets: Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management and this could have a material effect on operating results and financial position. Additionally, the Company had goodwill with a value of approximately $13 million at December 31, 2004, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”). The impairment testing required by SFAS 142 requires considerable judgment and there can be no assurance that an impairment charge will not be required in the future. The Company completed its annual impairment review for goodwill effective October 1, 2004 and it did not reveal impairment of goodwill.

     Deferred Taxes: Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review and the related SHH acquisition, in fiscal 2001 the Company reduced the valuation allowance against the deferred tax asset related to the estimated utilization of the net operating loss carryforwards. Due to the operating profitability of the Company and the expiration of loss carryforwards, in fiscal 2004, 2003 and 2002, the valuation allowance was reduced by $18.9 million, $4.9 million and $1.5 million, respectively.

Liquidity and Capital Resources

     At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, of billings in excess of cost and estimated earnings and levels of retention and the timeliness of payment of receivables by its customers. SHH’s cash requirements are also impacted by its needs for capital equipment, which have generally been financed from cash flow or from borrowings under its line of credit.

     At SCPI, the level of working capital varies primarily with the amounts of inventory carried, which can change seasonally, the size and timeliness of payment of receivables due from customers and the amount of credit extended by suppliers. SCPI’s working capital needs not financed by suppliers have been financed from cash flow and borrowings, principally under its line of credit.

Contractual Obligations

     Fixed, noncancelable obligations of the Company at December 31, 2004 are as follows (in thousands):

	Payments due by period
		Less than	One – three	Four – five	More than
	Total	one year	years	years	five years
Debt	$16,954	$3,625	$13,329
Capital leases	58	25	23	10	—
Operating leases	1,604	555	1,049	—	—
Related party notes	11,349	3,593	3,878	3,878	—
Other long-term liabilities	1,018	123	246	246	403

	$30,983	$7,921	$18,525	$4,134	$403

     In connection with construction contracts in backlog and in progress, the Construction Segment generally has back-to-back agreements to assure the supply of required materials, services and sub-contracting. In the majority of instances pricing under these supply and sub-contract agreements is fixed at levels that were agreed when the related contract was bid and secured.

Exercise of the Put

     As part of the Sterling Transaction, the Company granted certain selling shareholders a “Put” option for the 19.9% of SHH stock owned by them, pursuant to which they had the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put was to be based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the 12 months immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability on the effective date of the Sterling Transaction, July 18, 2001. From the date of the transaction through the date of exercise the Put liability increased by $1.5 million to $5.6 million.

     The Put was exercised on July 19, 2004 and a compilation of the results for the 12 months preceding the exercise date was performed, with the result that the purchase price was determined to be approximately $15.0 million. The Put transaction was finalized in November 2004 and settled in December reflecting the terms of a Put Restructuring Agreement entered into in September 2003, The Put price was satisfied by cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock at an agreed value of $4.00 per share, representing a premium to the market at the time of exercise. At the date the terms of the agreement were settled, the stock was recorded at the fair value of $5.14. (See Note 4)

Financing

     At December 31, 2004 and 2003, the Company’s debt consisted of (in thousands):

	2004	2003
Related party notes:
Subordinated debt	$—	$1,500
Subordinated zero coupon notes	—	3,216
Convertible subordinated notes	—	560
Management/director notes	3,590	1,795
Management notes issued upon put settlement	6,354	—
NASCIT loan	1,405	1,997

	11,349	9,068
SHH revolver	13,329	6,568
SCPI revolver	3,625	2,660
Insituform notes	—	563
Mortgage payable	1,018	1,141
Equipment notes and capital leases	58	58

	$29,379	$20,058

Related Party Debt

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes were repaid over three years through September 30, 2004 in equal quarterly installments and carried interest at 12% per annum.

Subordinated Zero Coupon Notes/NASCIT Loan

     The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes and are exercisable for ten years from closing at $1.50 per share. The zero coupon notes were discounted at a rate of 12%, maturing four years from the date of closing of the Sterling Transaction, subject to earlier payment in the event the SHH Put was exercised before such date. Employee selling shareholders of SHH received an aggregate face value of $3.8 million in zero coupon notes, in which Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively. North Atlantic Smaller Companies Investment Trust (“NASCIT”), an investor in SHH, received a note in the face amount of $4 million. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to NASCIT in consideration of the forgiveness of six months’ interest on such notes.

     The Put was exercised in July 2004, which triggered payment of the zero coupon notes. Upon settlement of the Put in December 2004, the employee selling shareholders received a cash payment of $783,000 utilizing funding from long term borrowings under SHH’s line of credit. Of the balance, $901,000 was converted into 225,326 shares of common stock at an agreed value of $4.00 per share, which represented a premium to the market price on the date of exercise. The stock was recorded on the date the terms were settled at a fair value of $5.14. The remaining $1.9 million was converted into new five-year notes at 12%, with principal and interest payable quarterly beginning March 31, 2005. NASCIT received a cash payment of $834,000, with the balance of $1.4 million converted into a new five-year note at 12% interest, with principal and interest payable quarterly beginning March 31, 2005 (See Note 14).

Management/Director Notes

     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were issued to several members of Sterling’s management, including Joseph P. Harper, since elected the Company’s President. Notes totaling approximately $559,000 were due to Robert Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased in July 2001 by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes were to mature over four years, unless maturity was triggered by the exercise of the Put, and carried interest at 12% per year. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI’s business. In December 2003, prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received prepayment totaling $86,000 and Mr. Davies received prepayment totaling $411,000. Mr. Hemsley declined any prepayment of his notes.

     Pursuant to a Restructuring Agreement entered into in September 2003, when the Put was exercised in July 2004, triggering payment of the Management/Director notes, one half of the balance of the notes was paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the remainder converted into new five-year notes at 12% interest, amortized quarterly beginning March 31, 2005. Mr. Davies, Mr. Harper, Mr. Hemsley and Mr. Manning received cash payments of $166,876, $1,045,764, $208,397 and $460,458, respectively.

Convertible Subordinated Notes

     In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI’s working capital position through the purchase of additional inventory, Sterling obtained funding of $500,000 principally from members of management and directors (including Messrs. Frickel (a director of the Company), Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively) (the “Convertible Subordinated Notes”). In January 2002, two other members of management, including Bernard Frank funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances were convertible at any time prior to the maturity date into the Company’s common stock at a price of $2.50 per share and otherwise matured and were payable in full in December 2004. Interest at an annual rate of 12% was payable monthly. The notes were senior to debt issued in connection with the Sterling Transaction. All notes were converted at the election of their holders into common stock on December 31, 2004.

Other Related-Party Debt

     In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a $250,000 short-term loan to reduce SCPI’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which are subordinated to the SCPI Revolver, matured in July 2003, but were extended beyond that date with the granting of a guarantee by SHH, and an increase in the interest rate to 12% per annum, effective January 2004. The notes were repaid in three installments in January and February 2005.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH and guarantees by the parent company. In December 2004, SHH entered into an amendment of the agreement providing for a maximum line of $17 million with a maturity date of May 1, 2007, under substantially the same terms as the original loan. The agreement was finalized in February 2005. SHH paid a fee of $15,000 in connection with the increase in the line and the renewal. At December 31, 2004, the balance on the SHH Revolver was $13.3 million, with an effective rate of interest of 5.25% and availability under the line of credit was $671,000. The balance at the end of the year included borrowing of approximately $5.0 million in late December to fund the settlement of the Put and related payments. SHH is required to maintain financial covenants of debt, current and cash flow coverage ratios, and at December 31, 2004 SHH was in compliance with these covenant requirements.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months through March 31, 2006.

     In July 2001 SCPI entered into an agreement for a bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base (the “SCPI Revolver”). In fiscal 2002, the line of credit was further amended to extend the term to May 2004 and to remove certain limitations on borrowing and in fiscal 2003, the interest rate was reduced to prime plus 1% and the maturity date extended to December 2004. In March 2004, the line was extended until May 31, 2006. The credit agreement continues to mandate that SCPI utilize a lockbox arrangement with the lender and the agreement further provides that the lender may accelerate the maturity date of the SCPI Revolver if a material adverse change occurs in SCPI’s business. Because of these arrangements, the Company reports the SCPI Revolver as a current liability. At December 31, 2004, the outstanding balance on the Revolver was $3.6 million and the effective rate of interest was 6.25%. SCPI had no excess availability on its line of credit at December 31, 2004. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of a fixed charge coverage ratio covenant. At December 31, 2004, SCPI was in compliance with its financial covenant.

     Management believes that the SCPI Revolver will continue to provide adequate funding for SCPI’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months through March 31, 2006, assuming no material deterioration in current sales or profit margins.

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

Insituform Note

     In September 2002, a wholly owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bore interest at 9% and were payable in quarterly installments plus accrued interest through September 2004.

Capital Expenditures

     Capital expenditures made by Sterling and its subsidiaries during fiscal 2004 totaled $3.6 million, consisting almost exclusively of heavy construction equipment at SHH.

Tax Loss Carry-forwards

     At December 31, 2004, Sterling had the benefit of net operating tax loss carry-forwards (the “Tax Benefits”) of approximately $38.9 million, which expire in the years 2005 through 2020 and, in the event of no change of control as discussed below, which are expected to shelter most income of Sterling and its subsidiaries from federal income taxes for several years. A change in control of Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, Sterling’s Certificate of Incorporation includes restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of Sterling’s common stock. Shareholdings over 5% resulting from the Sterling Transaction, and changes thereto resulting from the shares issued pursuant to the exercise of the Put, were approved by the Company’s Board following receipt of required opinions that these did not adversely affect the availability of the Tax Benefits.

     Since the regulations governing the Tax Benefits are highly complex and may be changed from time to time, and since Sterling’s attempts to reduce the likelihood of a change of control occurring may not be successful, management is unable to determine the likelihood of the continued availability of the Tax Benefits. However, management believes that the Tax Benefits are currently available in full and intends to take all appropriate steps to help ensure that they remain available. Should the Tax Benefits become unavailable to Sterling, most of its future income and that of any consolidated affiliate would not be shielded from federal taxation, thus reducing funds otherwise available for corporate purposes (see Note 8 to the Consolidated Financial Statements). In fiscal 2004, approximately $42 million of tax losses expired unused.

Cash Flows

     Cash flows for the past three years are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Cash and cash equivalents	$3,518	$2,765	$2,406
Net cash provided by (used in):
Operating activities	2,937	17,799	5,106
Investing activities	(5,843)	(4,280)	(6,902)
Financing activities	3,659	(13,160)	1,318

Capital expenditures	(3,589)	(4,350)	(4,346)
Working capital, December 31	15,754	6,488	11,747

     In fiscal 2004, cash provided by operations decreased by $14.9 million compared with fiscal 2003. The decrease was due to lower income from operations, combined with increases in costs and estimated earnings and decreases in billing in excess of cost. These decreases were offset in part by a higher level of trade payables in the current year.

     Net cash provided by operations for fiscal 2003 was $17.8 million, an increase of $12.7 million compared with prior year. The increase was due to improved operating results, combined with increases in billings in excess of costs and estimated earnings, and to increases in other accrued expenses, offset by decreases in vendor payables and increases in contracts receivable and inventories.

     Cash used in investing activities increased in fiscal 2004 by approximately $1.6 million compared with the prior year. The increase was due to the purchase of the remaining 19.9% of SHH by the Company in December 2004. Capital expenditures in fiscal 2004 were lower than fiscal 2003 by approximately $761,000. Capital expenditures by the Company consist primarily of purchases of construction equipment.

     In fiscal 2003, cash used in investing activities decreased by approximately $2.6 million, due principally to the acquisition of the Kinsel business in fiscal 2002.

     Cash provided by financing activities increased substantially in 2004 compared with 2003. The increase was due to higher borrowings on the SHH Revolver, which funded $5 million in December to settle the Put transaction. Certain loans to shareholders of $1.5 million and the loans to Insituform of $563,000 for the funding of the Kinsel transaction in fiscal 2002 were repaid.

     Financing activities used approximately $13.2 million of cash in fiscal 2003, due in part to the reduction of the SHH revolver from $14 million at the end of fiscal 2002 to $6.6 million at the end of fiscal 2003. Also in fiscal 2003, the KTI Loan was repaid in the amount of $1.2 million, and prepayments of $2 million were made on debt maturing in 2005.

     Management does not believe that inflation has had a material negative impact on the Company’s operations or financial results during recent years. However, in fiscal 2004 increases in oil prices adversely affected the costs of operating the construction fleet and certain abnormal increases in steel prices have had an adverse effect on the Construction Segment’s profitability.

     The Company did not have any off-balance sheet arrangements at December 31, 2004 or December 31, 2003.

Results of Operations

     Operations include SHH (the “Construction Segment”) and SCPI, (the “Distribution Segment”). SHH is a heavy civil construction company based in Houston, Texas that specializes in municipal and state contracts for highway paving, bridge, water and sewer and light rail. SCPI, through its operating division, Steel City Products, is headquartered in McKeesport, Pennsylvania, and distributes automotive accessories, non-food pet supplies and lawn and garden products.

     Consolidated revenues and operating profit for fiscal 2004 decreased 9% and 40% respectively, from the exceptional levels that were achieved in fiscal 2003.

($ thousands)
Fiscal 2004	Construction	Distribution	Corporate	Total
Revenues	$132,478	$21,700		$154,178
Gross profit	13,261	3,237		16,498
Operating income (loss)	7,088	827	(1,524)	6,391
Net income				$5,653
Add back:
Interest				1,695
Taxes				(1,918)
Depreciation and amortization				4,628
EBITDA				$10,058

Fiscal 2003	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532
Gross profit	17,825	3,055		20,880
Operating income (loss)	12,258	576	(1,837)	10,997
Net income				$5,419
Add back:
Interest				2,074
Taxes				1,878
Depreciation and amortization				4,807
EBITDA				$14,178

Fiscal Year Ended December 31, 2004 (Fiscal 2004) Compared with Fiscal Year Ended December 31, 2003 (Fiscal 2003)

Construction

     As expected, contract revenues in fiscal 2004 decreased from the record levels in fiscal 2003. State highway business generated $39 million in revenues in 2004, an increase of 50% compared with the prior year. SHH has begun to successfully compete for and work on much larger multi-year jobs. Business with the City of Houston and Harris County decreased in fiscal 2004, due to the completion of several large projects in 2003. Poor weather, especially in the second and fourth quarters of 2004, significantly reduced the number of available workdays on many of the Construction Segment’s contracts.

     Gross profit was $13.3 million, or 10.0% of contract revenues, compared with gross profit in the prior year of $17.8 million, or 12.0% of contract revenues. The decrease was due to the lower revenues and resulting higher fixed cost absorption rates, and to the mix of contracts in process, as many with higher margins were completed in fiscal 2003.

     SHH reported operating income of $7.1 million compared with operating profit of $12.2 million in the prior year, principally due to the lower revenues and to the hiring of additional project managers and additional personnel in 2004.

     A combination of lower gross margins due to bad weather and some construction problems encountered on contracts in the Dallas market, together with higher expenses, adversely affected the Construction Segment in the fourth quarter of fiscal 2004.

     Contract backlog at December 31, 2004 was $232 million, of which $160 million is expected to be completed within fiscal 2005 and approximately $72 million in fiscal 2006 and beyond.

Distribution

     Sales in fiscal 2004 for the Distribution segment totaled $21.7 million, an increase of $1.1 million, or 5.7% from fiscal 2003. Additional sales of new products and product lines to existing customers increased automotive accessories sales by approximately $800,000. Sales of pet supplies increased by approximately $400,000 due to increased promotional orders to existing customers. Sales of lawn and garden products decreased by approximately $100,000.

     Gross profit was $3.2 million, an increase of approximately $200,000, or 6% from the prior year. Margins on pet supplies increased due to the higher sales volumes. Although sales of lawn and garden products decreased, margins on these items increased due to the mix of products. Margins on automotive accessories remained comparable with the prior year.

     Operating profit in the current year was $827,000, compared with $576,000 in the prior year. The increase was due to the increased gross profit and to reductions in bad debt expense in the current year.

Corporate

     Corporate expenses decreased by $313,000 in fiscal 2004 compared with the prior year. In 2003, the Company had increased its liability for the Put in anticipation of its exercise in 2004, resulting in a charge of $1.0 million. Offsetting this in fiscal 2004 were expense increases due to the listing of the Company’s stock on the American Stock Exchange and subsequent hiring of a public relations firm ($100,000); increased legal expenses related to the Put ($80,000) and to non-cash items such as deferred compensation expense related to options issued ($80,000) and to the conversion of certain of the zero coupon notes into stock at the settlement of the Put ($257,000).

     In the fourth quarter of fiscal 2004, the reduced profitability of the Construction Segment resulted in a pre-tax consolidated loss of $140,000.

Fiscal Year Ended December 31, 2003 (Fiscal 2003) Compared with Fiscal Year Ended December 31, 2002 (Fiscal 2002)

     Consolidated revenues and net income increased by 26.2% and 14.8%, respectively, from fiscal 2002. The increase in earnings resulted in a 7.7% increase in diluted earnings per share over fiscal 2002 results.

($ thousands)
Fiscal 2003	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532
Gross profit	17,825	3,055		20,880
Operating income (loss)	12,258	576	(1,837)	10,997
Net income				$5,419
Add back:
Interest				2,074
Taxes				1,878
Depreciation and amortization				4,807
EBITDA				$14,178

Fiscal 2002	Construction	Distribution	Corporate	Total
Revenues	$111,747	$22,570		$134,317
Gross profit	12,812	3,653		16,465
Operating income (loss)	7,086	1,039	(1,137)	6,988
Net income (restated)				$3,352
Add back:
Interest				2,643
Taxes				120
Depreciation and amortization				3,985
EBITDA				$10,100

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

     Contract backlog at December 31, 2003 was approximately $141 million, an increase of approximately $3 million from the prior year. Of the $141 million, $107 million was scheduled to be completed in fiscal 2004, and $34 million was scheduled to be completed in fiscal 2005 and beyond.

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

     Gross profit was $3.0 million, a decrease of approximately $600,000, or 16% from the prior year. The decrease was principally the result of the lower sales volumes, however margins on pet supplies increased in fiscal 2003, as such sales to Ames in the prior year were at lower gross margin.

     Operating profit in fiscal 2003 was $576,000, compared with $1,039,000 in the prior year. The decrease was due to the lower sales volumes and reduced gross profit.

Corporate

     Corporate expenses increased by $700,000 due to an increase of $480,000 in the expense related to the Put, which was exercised during fiscal 2004. The increased Put liability reflected the strong operating results at SHH. In addition, the Company recorded expense of $287,000 related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003.

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, such as economic downturns, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability and contract backlogs. Factors outside the bidding climate include: (a) weather conditions such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth fiscal quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts; (c) the price of oil, (d) the price and availability of steel and other construction materials, which can significantly fluctuate and impact operating expense and (e) the availability of qualified field and supervisory personnel. While in recent years the Company has reported significant growth in revenues and profitability, there can be no assurance that it will be able to continue to achieve revenue and profit growth.

     The distribution industry has been adversely affected by suppliers that offer products directly to retailers, precluding the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered but there can be no assurance that it will be able to continue to do so.

Certification

     This Annual Report on Form 10-K has been certified by Patrick T. Manning, Chief Executive Officer of the Company, and by Maarten D. Hemsley, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and the certification is attached as Exhibit 32.0.

Item 7(A). Quantitative and Qualitative Disclosure about Market Risk

     The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling’s primary market risk exposure is related to interest rate risk. The Company manages its interest rate risk by attempting to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. An increase of 1% in the market rate of interest would have increased the Company’s interest expense in fiscal 2004 by approximately $30,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 2 to the Consolidated Financial Statements, the Company restated its financial statements for the years ended December 31, 2003 and 2002 due to a misclassification of its release of an income tax valuation allowance between deferred income tax benefit and accumulated paid-in capital.

/s/ Grant Thornton LLP

Houston, Texas
March 11, 2005

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollar amounts in thousands, except per share data)

		Restated
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,518	$2,765
Contracts receivable	26,250	26,504
Costs and estimated earnings in excess of billings	5,884	1,281
Trade accounts receivable, less allowance of $1,015 and $1,013, respectively	2,361	1,919
Inventories	4,525	4,842
Deferred tax asset	3,986	1,452
Other	1,554	1,436

Total current assets	48,078	40,199
Property and equipment, net	21,227	22,380
Goodwill	12,863	7,809
Deferred tax asset	6,493	4,527
Other assets	883	663

	20,239	12,999

Total assets	$89,544	$75,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	18,189	14,439
Billings in excess of cost and estimated earnings	4,477	9,742
Short-term debt	3,625	2,660
Short-term debt, related parties	3,593	2,310
Current maturities of long term obligations	149	708
Other accrued expenses	2,291	3,852

Total current liabilities	32,324	33,711
Long-term obligations:
Long-term debt	13,329	6,568
Long-term debt, related parties	7,755	6,758
Put liability	—	5,578
Other long-term obligations	928	1,054

	22,012	19,958
Minority interest	—	5,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 7,378,681 and 5,139,900 shares issued	74	51
Additional paid-in capital	80,688	67,770
Deferred compensation expense	(161)	(139)
Accumulated deficit	(45,392)	(51,045)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	35,208	16,636

	$89,544	$75,578

The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share data)

			Restated
	2004	2003	2002
Contract revenues	$132,478	$149,006	$111,747
Distribution revenues	21,700	20,526	22,570

	154,178	169,532	134,317

Cost of contract revenues earned	119,217	131,181	98,935
Cost of goods sold, including occupancy, buying and warehouse expenses	18,463	17,471	18,917
Selling and administrative expenses, net	9,990	9,650	9,218
Provision for doubtful accounts	116	232	259
Interest expense, net of interest income	1,695	2,074	2,643

	149,481	160,608	129,972

Income before minority interest and income taxes	4,697	8,924	4,345

Minority interest	962	1,627	873

Income before income taxes	3,735	7,297	3,472

Income taxes:
State income tax expense	17	10	14
Current income tax expense	169	236	—
Deferred income tax (benefit) expense	(2,104)	1,632	106

Total income tax (benefit) expense	(1,918)	1,878	120

Net income	$5,653	$5,419	$3,352

Basic net income per share	$1.06	$1.06	$0.66

Weighted average number of shares outstanding used in computing basic per share amounts	5,342,847	5,089,849	5,061,598

Diluted net income per share	$0.81	$0.84	$0.56

Weighted average number of shares outstanding used in computing diluted per share amounts	7,027,682	6,488,376	6,101,515

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

		Deferred	Additional
	Common	Compensation	Paid-in	Accumulated	Treasury
	Stock	Expense	Capital	Deficit	Stock	Total
Balance at December 31, 2001	$50	—	$65,900	($59,816)	($1)	$6,133

Stock issued upon option exercise	*		9			9
Reduction of valuation allowance - deferred tax asset (restated)			1,332			1,332
Net income (restated)				3,352		3,352

Balance at December 31, 2002 (restated)	50	0	67,241	(56,464)	(1)	10,826

Stock issued upon option exercise	1		108			109
Stock options granted		(439)	439			0
Deferred compensation expense		300				300
Write off of discounted warrants			(18)			(18)
Net income				5,419		5,419

Balance at December 31, 2003 (restated)	51	(139)	67,770	(51,045)	(1)	16,636

Stock issued upon option exercise	2		403			405
Stock options granted		(403)	403			0
Deferred compensation expense		381				381
Conversion of debt to stock	5		1,714			1,719
Shares issued upon settlement of put	16		8,051			8,067
Privitization of SCPI			(49)			(49)
Reduction of valuation allowance-deferred tax asset			2,396			2,396
Net income				5,653		5,653

Balance at December 31, 2004	$74	($161)	$80,688	($45,392)	($1)	$35,208

*rounds to less than one thousand

The accompanying notes are an integral part of this consolidated financial statement

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(Dollar amounts in thousands)

			Restated
	2004	2003	2002
Cash flows from operating activities:
Income from operations	$5,653	$5,419	$3,352
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	4,628	4,807	3,855
Bad debt expense	116	232	259
Loss (gain) on sale of property and equipment	4	(11)	(47)
Deferred tax expense (benefit)	(2,104)	1,632	106
Deferred compensation expense	381	300	—
Minority interest in net earnings of subsidiary	962	1,627	873
Increase in put liability	—	1,001	521
Other changes in operating assets and liabilities, net of effect from acquisitions:
(Increase) decrease in accounts receivable	(558)	944	(1,391)
Decrease (increase) in contracts receivable	254	(4,286)	(7,023)
Decrease (increase) in inventories	317	(1,464)	748
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,603)	1,512	(1,061)
(Increase) decrease in prepaid expense and other assets	(420)	(1,548)	331
Increase (decrease) in trade payables	3,750	(195)	2,364
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(5,265)	6,201	(472)
Increase in accrued compensation and other liabilities	(178)	1,628	2,691

Net cash provided by operating activities	2,937	17,799	5,106
Cash flows from investing activities:
Net cash paid upon acquisition of Kinsel business	—	—	(2,662)
Net cash paid upon acquisition of SHH minority interest	(2,446)	—	—
Additions to property and equipment	(3,589)	(4,350)	(4,346)
Proceeds from sale of property and equipment	192	70	106

Net cash used in investing activities	(5,843)	(4,280)	(6,902)

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(Dollar amounts in thousands) (Continued)

			Restated
	2004	2003	2002
Cash flows from financing activities:
Cumulative daily drawdowns-revolvers	126,393	101,864	84,674
Cumulative daily reductions of revolvers	(118,666)	(109,948)	(81,221)
Additions to long-term obligations	—	702	895
Repayments under long-term obligations	(4,681)	(6,137)	(3,039)
Proceeds from issuance of short-term debt	—	250	—
Fair value of induced conversion of debt to equity	257	—	—
Effect of SCPI reverse stock split	(49)	—	—
Issuance of common stock, pursuant to options	405	109	9

Net cash (used in) provided by financing activities:	3,659	(13,160)	1,318
Net increase (decrease) in cash and cash equivalents	753	359	(478)
Cash and cash equivalents at beginning of period	2,765	2,406	2,884

Cash and cash equivalents at end of period	$3,518	$2,765	$2,406

Supplemental disclosures of cash flow information:

Cash paid during period for:
Interest	$2,097	$1,943	$2,316

Income taxes	$14	$10	—

Supplemental disclosure of non-cash financing activities:

Capital lease obligations for new equipment	$26	—	$32

     Additional common stock was issued upon the conversion of $560 of convertible debt in 2004

     Additional common stock was issued upon the conversion of $901 of zero coupon notes in 2004

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Basis of Presentation:

     Sterling Construction Company, Inc. (“Sterling” or “the Company”) owns two subsidiaries; Sterling Houston Holdings, Inc., (“Construction” or “SHH”) and Steel City Products, Inc. (“Distribution” or “SCPI”).

     The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests less than 50%.

Organization and business:

     The Company’s operations at December 31, 2004 consisted of two businesses, Construction and Distribution. Construction comprises SHH, a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail, and its subsidiaries. Distribution comprises SCPI, a wholesale distributor operating under the trade name Steel City Products which principally sells automotive accessories, primarily to drug and supermarket retailers, discount retail chains, hardware and automotive stores, based mainly in the Northeastern United States. SCPI also distributes non-food pet supplies and lawn and garden products.

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

     Distribution

     Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists
-	Delivery has occurred or service has been rendered
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectibility is reasonably assured.

Cash and Cash Equivalents:

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 and 2003 are uninsured temporary cash investments of $6.0 million and $9,000 in a money market fund stated at fair value. Additionally, the Company had at December 31, 2004 and 2003 $54,000 and $7.5 million, respectively, of cash balances in excess of the Federal Deposit Insurance Corporation insured limits. For the years ended December 31, 2004, 2003 and 2002, the Company recorded interest income of $9,000, $17,000 and $6,000, respectively, which is netted in interest expense in the financial statements.

Contracts Receivable:

     Contracts receivable are based on contracted prices. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2004 and 2003 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is required. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Accounts Receivable:

     The Company maintains an allowance for doubtful accounts of its Distribution Segment, which is reviewed periodically based on customer credit history reports. The Company believes it conservatively estimates its doubtful accounts. Due to the bankruptcy filings of certain customers, the allowance for doubtful accounts increased by $172,000 in fiscal 2003. The allowance increased in 2004 by $2,000. Credit for returns is not deemed to be significant.

Retainage:

     Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract. Retainage was approximately $9.5 million and $12.4 million at December 31, 2004 and December 31, 2003, respectively, of which

$1.3 million is expected to be collected beyond 2005. At December 31, 2003, retainage expected to be collected beyond 2004 was $3.8 million.

Inventories:

     The Company’s inventories are stated at the lower of cost as determined by the first-in first-out (FIFO) method, or market.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building and improvements	15-39 years
Construction equipment	5-15 years
Leasehold improvements	3-10 years, depending on the term of the lease
Transportation equipment	5 years
Office furniture, warehouse
equipment and vehicles	3-10 years

     Depreciation expense was approximately $4.5 million, $4.8 million and $3.8 million in fiscal years 2004, 2003 and 2002.

Deferred Loan Costs:

     Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. Amortization expense for fiscal years 2004, 2003 and 2002 was $82,000, $102,000 and $151,000, respectively.

Goodwill:

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that: (1) goodwill and indefinite lived intangible assets are no longer amortized, (2) goodwill is tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives is no longer be limited to forty years, and (4) intangible assets deemed to have an indefinite life are tested for impairment at least annually using a one step process.

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

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2003	$7,681	$128	$7,809
Impairment losses	—	—	—

Balance, January 1, 2004	$7,681	$128	$7,809
Purchase of SHH minority interest	5,054	—	5,054
Impairment losses	—	—	—

Balance, December 31, 2004	$12,735	$128	$12,863

     The Company performed impairment testing on both reporting segments as of October 1, 2004. The analysis indicated no impairment of the Company’s recorded goodwill for either reporting segment.

Equipment Under Capital Leases:

     The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is amortized over the life of the lease. Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment.

Shipping and Handling Costs:

     Shipping costs are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $772,000, $753,000 and $875,000 during fiscal years 2004, 2003 and 2002, respectively. These expenses are primarily related to warehouse personnel.

Federal and State Income Taxes:

     Sterling accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 8).

Stock-Based Compensation:

     Effective January 1, 2003, the Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company transitioned utilizing the prospective method for options granted after January 1, 2003. Stock option expense for options granted in fiscal 2004 was $36,000 and for options granted in fiscal 2003 was $13,000.

     Prior to adoption of SFAS 148, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (dollars in thousands, except per share data).

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net income, as reported	$5,653	$5,419	$3,352
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	381	300	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(64)	(50)

Proforma net income	$5,917	$5,655	$3,302
Basic and diluted net income per share:
Basic, as reported	$1.06	$1.06	$.066
Diluted, as reported	$0.81	$0.84	$0.56
Proforma, basic	$1.10	$1.11	$0.66
Proforma, diluted	$0.84	$0.87	$0.55

     The Company recorded compensation expense of approximately $315,000 and $288,000 in the fiscal 2004 and 2003, respectively related to options granted between June 2000 and January 2003 under option plans that were subject to variable option accounting. The Board of Directors amended these plans in March 2004 with the result that the market price at which these options are measured as compensation expense throughout their vesting periods was fixed at the date of such amendment.

Earnings Per Share:

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the fiscal years 2004, 2003 and 2002 (in thousands, except per share data):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Numerator:
Net income	$5,653	$5,419	$3,352
Interest on convertible debt, net of tax	44	44	44

Net income before interest on convertible debt	$5,697	$5,463	$3,396

Denominator:
Weighted average common shares outstanding – basic	5,343	5,090	5,062
Shares for convertible debt	—	224	224
Shares for dilutive stock options and warrants	1,685	1,174	816

Weighted average common shares outstanding and assumed conversions – diluted	7,028	6,488	6,102

Basic earnings per common share:
Net income per common share	$1.06	$1.06	$0.66

Diluted earnings per common share:
Net income per common share	$0.81	$0.84	$0.56

     At December 31, 2002 there were 410,601 options not included in the shares for the dilutive stock options and warrants as they would have been antidilutive. No options were considered antidilutive at December 31, 2004 and 2003.

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

Put Liability and Exercise of the Put

     As part of the Sterling Transaction (see Note 4), the Company granted certain selling shareholders (the “Selling Shareholders”) a “Put” option for the remaining 19.9% of SHH stock owned by them, pursuant to which they had the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put was based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the twelve months immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability on the effective date of the Sterling Transaction, July 18, 2001. The fair value of the Put was reviewed quarterly and changes were reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million. In the fourth quarter of fiscal 2003, exceptionally strong earnings during 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of SHH, an updated estimate of the Put price was established in December 2003 and the Put liability was increased by $1.0 million.

Recent Accounting Pronouncements:

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative.

     SFAS 123(R) must be adopted in interim periods beginning after June 15, 2005. The Company accounts for its stock-based compensation under the fair value method, and does not believe adoption of SFAS No. 123(R) will have a material effect on its financial position or results of operations.

Reclassifications:

Certain prior years’ balances have been reclassified to conform to current year classifications.

2.	Restatement of 2002 Results

     Management’s review of the valuation of the deferred tax asset in 2004 led to the discovery of misclassification in the 2002 deferred tax valuation allowance between deferred income tax benefit and accumulated paid-in capital. The following have been restated to reflect this misclassification, (dollar amounts in thousands, except per share data):

	Original 10-K filing	Adjustment	Adjusted Balance
2003 Balance sheet
Additional paid in capital	66,400	1,370	67,770
Retained earnings	(49,675)	(1,370)	(51,045)

2002 Income statement
Deferred tax credit	(1,264)	1,370	106
Net income	4,722	(1,370)	3,352
Earnings per share, basic	$0.93	($0.27)	$0.66
Earnings per share, diluted	$0.78	(0.22)	$0.56

Statement of stockholders’ equity
Reduction of valuation allowance-deferred tax asset	(38)	1,370	1,332
Net income	4,722	(1,370)	3,352

2002 Cash flow statement
Income from operations	4,722	(1,370)	3,352
Deferred tax benefit	(1,264)	1370	106

3.	Property and Equipment

     Property and equipment are summarized as follows (in thousands):

	December 31,	December 31,
	2004	2003
Construction equipment	$26,550	$24,367
Transportation equipment	4,406	4,174
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,462	1,378
Land	182	182

	34,490	31,991
Less accumulated depreciation	(13,263)	(9,611)

	$21,227	$22,380

     Warehouse equipment financed under capital leases amounted to $132,647 and $106,402 at December 31, 2004 and December 31, 2003, respectively and accumulated depreciation related to such leased assets was $81,835 and $57,930.

4.	Investment in Affiliated Company (“Sterling Transaction”)

     In July 2001, the Company completed the Sterling Transaction, in which it increased its equity ownership in SHH from 12% to 80.1%. SHH is a heavy civil construction company based in Houston that specializes in municipal and state contracts for highway paving, bridge, water and sewer, and light rail.

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

     As part of the Sterling Transaction, the Company granted the Selling Shareholders a “Put” option for the remaining 19.9% of SHH stock owned by them, pursuant to which they had the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put was reviewed quarterly and changes were reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million. Strong earnings in fiscal 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of SHH in the fourth quarter of fiscal 2003, the Company recorded an additional $1.0 million expense related to the change in the fair value of the Put. At December 31, 2003, the Put liability was approximately $5.6 million.

     Effective July 19, 2004, the Selling Shareholders exercised the Put.

     The purchase price of the SHH shares was to be computed as a multiple of SHH’s EBITDA for the twelve months preceding the exercise, with a minimum price of $12 million. Accordingly, a compilation of the financial statements of SHH for the period from July 2003 through June 2004 was completed in November 2004 as a result of which the purchase price was fixed at $15.0 million. Settlement of the Put transaction occurred on December 22, 2004, following which the Company owned 100% of SHH.

     The Put price was satisfied by cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock at an agreed value of $4.00 per share, representing a premium to the market price on the date of exercise. At the date the terms were settled, the common stock was recorded at a fair value of $5.14 per share The cash owed the selling shareholders and the notes issued in connection with the Put accrued interest from November 13, 2004 until the date of closing, December 22, 2004.

     The final settlement of the Put transaction resulted in an increase of approximately $5.1 million to the Company’s reported amount of goodwill related to SHH.

     The settlement of the Put triggered the repayment of approximately $7.9 million of the Company’s debt owed to management and others who funded the Sterling Transaction in 2001. The Company paid this amount as well through a combination of cash of approximately $2.4 million (from borrowings on available long-term bank facilities), issuance of five-year notes of approximately $4.7 million and the balance through the issuance of approximately 225,000 shares of the Company’s common stock, at a fair value of $5.14 per share.

     The following table reflects the settlement of the Put as if it had been completed at the beginning of each respective period of fiscal 2004, 2003 and 2002, even though, by its terms, the Put was not exercisable before July 19, 2004 (dollar amounts in thousands, except per share data):

STERLING CONSTRUCTION COMPANY, INC.
CONSOLIDATED PROFORMA RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				Proforma fiscal
	Fiscal year ended	Proforma		year ended
	December 31, 2004	Adjustment		December 31, 2004
Total revenues	$154,178			$154,178
Operating profit	6,391			6,391
Interest expense, net of interest income	1,695	344	(b)	2,039
Minority interest	962	(962	)(c)	—

Net income	$5,653	408		$6,061

Weighted average shares, basic	5,343			5,343
Earnings per share, basic	$1.06			$1.13

Weighted average shares, diluted	7,028			7,028
Earnings per share, diluted	$0.81			$0.86

				Proforma fiscal
	Fiscal year ended	Proforma		year ended
	December 31, 2003	adjustment		December 31, 2003
Total revenues	$169,532			$169,532
Operating profit	10,998	1,001	(a)	11,999
Interest expense, net of interest income	2,074	359	(b)	2,433
Minority interest	1,627	(1,627	)(c)	—

Net income	$5,419	4,147		$9,566

Weighted average shares, basic	5,090	1,794	(d)	6,885
Earnings per share, basic	$1.06			$1.39

Weighted average shares, diluted	6,488	1,794	(d)	8,282
Earnings per share, diluted	$0.84			$1.16

	Fiscal year ended			Proforma fiscal
	December 31, 2002	Proforma		year ended
	(Restated)	adjustment		December 31, 2002
Total revenues	$134,317			$134,417
Operating profit	6,988	521	(a)	7,509
Interest expense, net of interest income	2,643	484	(b)	3,127
Minority interest	873	(873	)(c)	—

Net income	$3,352	601		$3,953

Weighted average shares, basic	5,062	1,794	(d)	6,856
Earnings per share, basic	$0.66			$0.58

Weighted average shares, diluted	6,103	1,794	(d)	7,897
Earnings per share, diluted	$0.56			$0.50

     Notes:

     (a) Reverses the increase of $1.0 million in 2003 and $521,000 in the Put liability during 2002

     (b) Additional interest expense related to the issuance of new notes offset by a decrease in interest expense related to existing notes repaid or replaced as part of the transaction

     (c) Minority interest expense is eliminated

     (d) Reflects the issuance of 1.8 million of shares of common stock in part satisfaction of the Put consideration and certain notes.

5. Line of Credit and Long-Term Obligations

     Long-term obligations consist of the following (in thousands):

	December 31, 2004	December 31, 2003
SHH Revolving Credit Agreement, due May 2007	$13,329	$6,568
Subordinated debt, due quarterly through September 2004	—	1,500
Subordinated zero coupon notes	—	5,213
SCPI Revolving Credit Agreement, due May, 2006.	3,625	2,660
Other related party debt	250	1,795
Mortgage payable, due monthly through June 2016	1,018	1,141
Insituform Notes due quarterly through September 2004	—	563
Convertible subordinated notes, due December 2004	—	560
Management/director notes due December 2009	3,341	—
NASCIT five year-note, due December 2009	1,405	—
Management notes issued at settlement of the Put, due December 2009	6,353	—
Other	58	58

	29,379	20,058
Less current portion	(6,243)	(5,678)

Net long-term portion	$23,136	$14,380

Related Party Notes

Subordinated Debt

     As part of the Sterling Transaction, certain shareholders of SHH were issued subordinated promissory notes by SHH in the aggregate amount of $6 million in payment for certain of their SHH shares. These notes were repaid over three years through September 30, 2004 in equal quarterly installments and carried interest at 12% per annum.

Subordinated Zero Coupon Notes

     The Sterling Transaction was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of SHH. Warrants for Sterling common stock were issued in connection with the zero coupon notes and are exercisable for ten years from closing at $1.50 per share. The zero coupon notes were discounted at a rate of 12%, maturing four years from the date of closing of the Sterling Transaction, subject to earlier payment in the event the SHH Put was exercised before such date. Employee selling shareholders of SHH received an aggregate face value of $3.8 million in zero coupon notes, in which Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively. North Atlantic Smaller Companies Investment Trust (“NASCIT”), an investor in SHH, received a note in the face value of $4 million. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to NASCIT in consideration of the forgiveness of six months’ interest on such notes.

     The Put was exercised in July 2004, which triggered repayment of the zero coupon notes. Upon settlement of the Put in December 2004, the Employee selling shareholders received a cash payment of $783,000 utilizing funding from long term borrowings under SHH’s line of credit. Of the balance, $901,000 was converted into 225,326 shares of common stock, and the remaining $1.9 million was converted into new five-year notes at 12%, with principal and interest payable quarterly beginning March 31, 2005. NASCIT received a cash payment of $834,000, with the balance of $1.4 million converted into a new five-year note at 12% interest, with principal and interest payable quarterly beginning March 31, 2005. The NASCIT loan has been classified as a current liability at December 31, 2004 (see Note 14)

     Management/Director Notes

     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second equity tranche of shares of SHH were restructured as part of the Sterling Transaction. Of the total, notes for $800,000 were issued to several members of Sterling’s management, including Joseph P. Harper, since appointed the Company’s President. Notes totaling approximately $559,000 were due to Robert Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the face amounts were increased in July 2001 by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes mature over four years, unless maturity is triggered by the exercise of the Put, and carry interest at 12% per year. Principal and interest may be paid only from defined cash flow of Sterling and SCPI, or from proceeds of any sale of SCPI’s business. In December 2003, prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received prepayment totaling $86,000 and Mr. Davies received prepayment totaling $411,000. Mr. Hemsley declined any prepayment of his notes.

     Pursuant to a Restructuring Agreement entered into in September 2003, when the Put was exercised in July 2004, triggering payment of the Management/Director notes, one half of the balance of the notes was paid in cash utilizing funding from long term borrowings under the SHH line of credit, with the remainder converted into new five-year notes at 12% interest, payable quarterly beginning March 31, 2005. Mr. Davies, Mr. Harper, Mr. Hemsley and Mr. Manning received cash payments of $166,876, $1,045,764, 208,397 and $460,458, respectively.

Convertible Subordinated Notes

     In December 2001, in conjunction with an amendment to the SCPI Revolver and in order to strengthen SCPI’s working capital position through the purchase of additional inventory, Sterling obtained funding of $500,000 principally from members of management and directors (including Messrs. Frickel, Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively) (the “Convertible Subordinated Notes”). In January 2002, two other members of management, including Bernard Frank funded a further $60,000, which was used for general corporate purposes. The notes evidencing these advances were convertible at any time prior to the maturity date into the Company’s common stock at a price of $2.50 per share and otherwise mature and are payable in full in December 2004. Interest at an annual rate of 12% was payable monthly. The notes are senior to debt issued in connection with the Sterling Transaction. All notes were converted at the election of their holders into common stock on December 31, 2004.

Other Related-Party Debt

     In January 2003, members of management of the Company and of SHH (including Messrs. Harper and Hemsley) further funded SCPI with a $250,000 short-term loan to reduce SCPI’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which are subordinated to the SCPI Revolver, matured in July 2003, but were extended beyond that date with the granting of a guarantee by SHH, and an increase in the interest rate to 12% per annum, effective January 2004. The notes were repaid in three installments in January and February 2005.

SHH Revolver and SCPI Revolver

     In conjunction with the Sterling Transaction, SHH entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base (the “SHH Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of SHH and guarantees by the parent company. In December 2004, SHH entered into an amendment of the agreement providing for a maximum line of $17 million with a maturity date of May 1, 2007, under substantially the same terms as the original loan. The amendment was finalized in February 2005. SHH paid a fee of $15,000 in connection with the increase in the line and the renewal. At December 31, 2004, the balance on the SHH Revolver was $13.3 million with an effective rate of interest of 5.25% and availability under the line of credit was $671,000. The balance at the end of the year included borrowing of approximately $5.0 million in late December to fund the settlement of the Put and related payments. SHH is required to maintain financial covenants of debt, current and cash flow coverage rations, and at December 31, 2004 SHH was in compliance with these covenant requirements.

     Management believes that the SHH Revolver will provide adequate funding for SHH’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months through March 31, 2006.

     In July 2001 SCPI entered into an agreement for a bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base (the “SCPI Revolver”). In fiscal 2002, the line of credit was further amended to extend the term to May 2004 and to remove certain limitations on borrowing and in fiscal 2003, the interest rate was reduced to prime plus 1% and the maturity date extended to December 2004. In March 2004, the line was extended until May 31, 2006. The credit agreement continues to mandate that SCPI utilize a lockbox arrangement with the lender and the agreement further provides that the lender may accelerate the maturity date of the SCPI Revolver if a material adverse change occurs in SCPI’s business. Because of these arrangements, the Company reports the SCPI Revolver as a current liability. At December 31, 2004, the outstanding balance on the Revolver was $3.6 million and the effective rate of interest was 6.25%. SCPI had no excess availability on its line of credit at December 31, 2004. The SCPI Revolver is secured by the assets of SCPI and is subject to the maintenance of a fixed charge coverage ratio covenant. At December 31, 2004, SCPI was in compliance with its financial covenant.

     Management believes that the SCPI Revolver will continue to provide adequate funding for SCPI’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months through March 31, 2006, assuming no material deterioration in current sales or profit margins.

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

Insituform Note

     In September 2002, a wholly owned subsidiary of SHH acquired the Kinsel Heavy Highway construction business from a subsidiary of Insituform Technologies. The transaction was financed through the issuance of two unsecured two-year notes aggregating $1.5 million to Insituform, with the balance funded through additional borrowings under the SHH Revolver. The Insituform Notes bore interest at 9% and were payable in quarterly installments plus accrued interest through September 2004.

Other Debt

     The Company acquired certain warehouse and computer equipment through capital leases, usually with five-year lease terms, with expirations ranging from September 2003 through October 2007. Equipment financed under capital leases totaled $106,402 at December 31, 2003.

Maturity of Debt

     The Company’s long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal Year
2005	$ 6,243
2006	2,355
2007	15,683
2008	2,322
2009	2,297
Thereafter	479

$29,379

6. Financial Instruments

     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. As the interest rates on the SHH Revolver and SCPI Revolver are variable, their fair value approximates their carrying value.

     The Company’s other debt is subordinate to the SHH Revolver, thus the carrying value of 12% approximates its fair value.

     SHH has two mortgages, at 7.75% and 9.3% which contain pre-payment penalties. The amount of future cash flows was discounted using SHH’s borrowing rate on its Revolver. At December 31, 2004 and December 31, 2003, the carrying value of the mortgages was $1.0 million and $1.1 million, respectively. At December 31, 2004 and December 31, 2003, the fair value of the mortgages was $1.2 million and $1.3 million,, respectively.

     SHH has two interest rate swap agreements, which are adjusted quarterly to their fair value.

     The Company does not have any material off-balance sheet financial instruments.

7. Derivative Financial Instruments

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

     During the years ended December 31, 2004 and December 31, 2003, SHH recorded a fair value adjustment of $119,600 and $34,955 to adjust the carrying amounts of derivatives to reflect their face values of $23,181 and $142,801, respectively.

8. Income Taxes and Deferred Tax Asset

     At December 31, 2004, Sterling had the benefit of net operating tax loss carry-forwards (the “Tax Benefits”) of approximately $38.9 million, which expire in the years 2005 through 2021 and which shelter most income of Sterling and its subsidiaries from federal income taxes for several years. A change in control of Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, Sterling’s Certificate of Incorporation includes restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of the Company’s common stock.

     Deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2004		December 31, 2003
	Current	Long Term	Current	Long Term
ASSETS
Net operating loss carryforwards	$4,541	$8,685	$15,747	$12,448
Accrued compensation	490	—
Reserve for bad debts	345	—	324	—
Other	—	8	—	46

	5,376	8,693	16,071	12,494

LIABILITIES
Depreciation of property and equipment	—	2,200	—	2,343

Net asset before valuation allowance	5,376	6,493	16,071	10,151
Less: valuation allowance	(1,390)	—	(14,619)	(5,624)

Net asset	$3,986	$6,493	$1,452	$4,527

     During fiscal years 2004 and 2003, the valuation allowance decreased by $18.9 and $4.9 million due to the following (in thousands):

	Fiscal 2004	Fiscal 2003
Utilization of net operating loss carryforwards previously reserved against current taxable income	$—	$1,816
Reassessment of valuation allowance based on future taxable income forecasts:
Effects on income statement	3,787	(319)
Effects on additional paid in capital	2,396	—

Expiration of net operating loss carryforwards	12,670	3,444

	$18,853	$4,941

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

     In fiscal 1990, SCPI underwent a quasi-reorganization. As a result of this quasi-reorganization, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets when accounting for the SHH acquisition. At December 31, 2004, the Company has approximately $4 million of net operating losses that are fully reserved that relate to the period prior to the quasi-reorganization. Any subsequent reduction in the valuation allowance related to the loss carryforwards would result in an adjustment to paid-in capital.

     The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes and federal alternative minimum tax.

     The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations, for the following reasons (in thousands):

		Fiscal Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Tax expense at the U.S. federal statutory rate	$1,270	$2,484	$1,176
State income tax expense, net of refunds and federal benefits	17	10	14
Utilization of net operating loss carryforwards against current taxable income	—	(1,816)	—
(Decrease) increase in deferred tax asset valuation allowance	(3,787)	319	(1,572)
Non-deductible costs	558	873	504

Other	24	8	(16)

Income tax (benefit) expense	$(1,918)	$1,878	$106

     The availability of the net operating tax loss carry-forwards may be adversely affected by future ownership changes of Sterling; at this time, such changes cannot be predicted. Sterling’s estimated net operating tax loss carry-forwards at December 31, 2004 expire as follows (in thousands):

Fiscal Year
2005	$13,358
2008	153
2010	1,466
2011	2,094
2017	3,098
2018	874
Thereafter	17,857

$38,900

9. Costs and Estimated Earnings and Billings on Uncompleted Contracts

     Costs and estimated earnings and billings on uncompleted contracts at December 31, 2003 are as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	December 31, 2004	December 31, 2003
Costs incurred and estimated earnings on uncompleted contracts	$95,840	$99,732
Billings on uncompleted contracts	(94,433)	(108,193)

	$1,407	$(8,461

     Included in accompanying balance sheets under the following captions:

	Fiscal year ended	Fiscal year ended
	December 31, 2004	December 31, 2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,884	$1,281
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,477)	(9,742)

	$1,407	$(8,461)

10. Stock Options and Warrants

Options

     In fiscal 1991, the Board of Directors granted options to purchase 194,388 shares of the Company’s common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75.

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

     The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of the Company’s common stock pursuant to the grant of incentive stock options to employees of Sterling and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Sterling and its subsidiaries. Subsequently, the number of options available under the plan was increased to 1,150,000 shares. The options generally vest over a four-year period and expire ten years from the date of the grant.

     The Director Plan (a “formula plan”) provided for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who were not employees of the Company. The plan provided that on every May 1, each non-employee director holding office on such date would automatically receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director’s options expire upon such director’s resignation. Options covering the final 7,000 shares that remained under the plan were issued in May 2001.

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

     In fiscal 2001, the shareholders ratified the 1998 Omnibus Stock Plan and the Board of Directors approved the 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provides for the issuance of incentive stock awards for up to 500,000 shares of common stock, under which stock options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company’s and its subsidiaries’ officers, employees, directors, consultants and advisors are eligible to be granted awards under the plan. Stock options generally vest over time and can be exercised no more than 10 years after the date of the grant. The plan also provides for stock grants, but none have been made as of December 31, 2004.

     Beginning in 1998 and as part of the Sterling Transaction in 2001, certain options granted to Messrs. Davies and Hemsley were extended beyond the normal expiration date under a standstill agreement. At the time of the standstill agreement, the fair value of the stock was lower than the option exercise price.

     The following tables summarize the activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at 12/01:	128,573	$2.58	87,502	$1.77	866,284	$1.46
Granted
Exercised					(13,500)	$1.07
Expired/forfeited	(29,157)	$2.00	—		(30,000)	$1.68

Outstanding at 12/02:	99,416	$2.75	87,502	$1.77	822,784	$1.46
Granted	—		—
Exercised	(14,996)	$2.75	—		(50,000)	$2.75
Expired/forfeited	—		—		(2,400)	$1.35

Outstanding at 12/03:	84,420	$2.75	87,502	$1.77	770,384	$1.48
Granted
Exercised		$2.75	(37,170)	$1.83	(162,192)	$1.95
Expired/forfeited	—		(3,000)	$2.75	(29,996)	$2.42

Outstanding at 12/04:	84,420	$2.75	47,332	$1.67	578,196	$1.29

	1998 Omnibus Plan (a)		2001 Stock Incentive Plan
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at 12/01:	540,500	$0.54	97,400	$1.50
Granted	10,000	$1.50	55,900	$1.73
Expired/forfeited	—		—

Outstanding at 12/02:	550,500	$0.55	153,300	$1.58
Granted			60,800	$3.05
Exercised	(10,000)	$0.50
Expired/forfeited	—		—

Outstanding at 12/03:	540,500	$0.56	214,100	$2.00

Granted			157,800	$3.10
Exercised	(20,375)	$1.05	420	$2.04
Expired/forfeited	(1,500)	$1.00	(7,180)	$1.82

Outstanding at 12/04:	518,625	$0.54	364,300	$2.48

(a)	Of the options to purchase 600,000 shares granted in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The option to purchase 41,000 shares granted in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

		Options outstanding		Options exercisable
		Weighted average	Weighted average		Weighted average
Range of exercise price per	Number of	remaining contractual life	exercise price per	Number of	exercise price per
share	shares	(years)	share	shares	share
$0.50 - $0.88	885,532	8.01	$0.67	885,532	$0.67
$1.00 - $1.50	214,025	5.85	$1.27	195,925	$1.25
$1.73 - $2.00	61,600	6.60	$1.77	31,041	$1.80
$2.75 - $3.38	431,716	5.97	$2.93	229,617	$2.80

	1,592,873		$1.41	1,342,115	$1.13

     At December 31, 2003, options to purchase 1,547,250 shares were exercisable at a weighted average exercise price of $1.24 per share.

     The weighted average fair value per share of all options granted during fiscal 2004, 2003 and 2002 was $2.55, $2.49 and $1.45, respectively.

     The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Risk free interest rate	4.00%	4.00%	4.00%
Expected volatility	78.0%	77.0%	79.0%
Expected life of option	10.0 years	10.0 years	10.0 years
Expected dividends	None	None	None

Warrants

     As part of the Sterling Transaction in July 2001, warrants attached to zero coupon notes were issued to certain members of SHH management, to NASCIT and to KTI. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share were exercisable 54 months from the issue date; following settlement of the Put, the exercise date was changed (see Note 14). In April 2003, the KTI Loan was prepaid, and as part of the consideration for the prepayment, 394,302 warrants were cancelled. At December 31, 2004 and 2003, 850,000 warrants were outstanding. At December 31, 2002 there were 1,244,302 warrants outstanding.

11. Employee Benefit Plan

     The Company and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s Board of Directors. The Company matched $328,000, $244,000 and $217,000 in contributions for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

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

     Operations of SHH are conducted from an owned building in Houston, Texas. SHH also leases incidental office space in Fort Worth, Texas and in San Antonio, Texas on month to month agreements.

     Through the acquisition of the Kinsel Business in September 2002, SHH acquired several equipment operating leases, with balances on the lease terms ranging from several months to approximately two years.

     Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2005	555
2006	533
2007	516
Thereafter	—

Total future minimum rental payments	$1,604

     Total rent expense for all operating leases amounted to approximately $614,000, $795,000 and $428,000 in fiscal years 2004, 2003 and 2002, respectively.

13. Segment Information

     The Company operates two segments of business. SHH, or Construction, is primarily a heavy civil construction company based in Houston, Texas that specializes in municipal and state highway contracts for paving, bridge, water and sewer and light rail projects. Sterling also operates SCPI or Distribution, a wholesale distributor based in Pittsburgh, Pennsylvania.

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

     The following table reflects the Company’s two operating segments (in thousands):

Fiscal 2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$132,478	$21,700		$154,178

Operating profit (loss)	7,088	827	(1,524)	6,391
Interest expense, net				1,695

Income before minority interest and income taxes				4,697
Minority interest expense			(962)	(962)
Net income				5,653

Depreciation and amortization	$4,536	$89	$3	$4,628
Segment assets	$59,225	$7,737	$22,582	$89,544
Capital expenditures	$3,570	$35	$9	$3,614

Fiscal 2003				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532

Operating profit (loss)	12,258	576	(1,836)	10,998
Interest expense, net				2,074

Income before minority interest and income taxes				8,924
Minority interest expense			(1,627)	(1,627)
Net income				5,419

Depreciation and amortization	$4,687	$118	$2	$4,807
Segment assets	$55,248	$7,118	$13,212	$75,578
Capital expenditures	$4,341	$9	$—	$4,350

Fiscal 2002				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$111,747	$22,570		$134,317

Operating profit (loss)	7,086	1,039	(1,137)	6,988
Interest expense, net				2,643

Income before minority interest and income taxes				4,345
Minority interest expense			(873)	(873)
Net income (restated)				$3,352

Depreciation and amortization	$3,703	$149	$3	$3,855
Segment assets	$49,442	$6,906	$16,409	$72,757
Capital expenditures	$4,242	$101	$3	$4,346

     The following table shows contract revenues generated from SHH’s largest customers which accounted for more than 10% of consolidated revenues (dollars in thousands):

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	December 31, 2004		December 31, 2003		December 31, 2002
	Contract	% of	Contract	% of	Contract	% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
City of Houston	$16,512	12.5%	$58,441	39.2%	$26,044	23.3%
Texas State Department of Transportation	$44,461	33.6%	$28,412	19.1%	*	*

* represents less than 10% of revenues

     The following table shows sales to SCPI’s customers that individually accounted for more than 10% of SCPI’s sales during any of the latest three fiscal years (dollars in thousands):

	Fiscal Year 2004		Fiscal Year 2003		Fiscal Year 2002
	December 31, 2004		December 31, 2003		December 31, 2002
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Kroger	$4,082	19%	$3,242	16%	$3,591	16%
Warehouse Sales	$3,768	17%	$3,784	18%	$3,711	16%
Giant Eagle	$3,487	16%	$3,245	16%	$2,959	13%

14. Subsequent Event

     In February 2005, The Board approved a change in the date that all outstanding warrants would first become exercisable, from January 2006 to January 2005 and an agreement was reached between the Company, NASCIT and certain holders of debt issued to the Selling Shareholders, as well as Messrs. Davies and Hemsley (the “Noteholders’), whereby NASCIT would exercise all its warrants in March 2005, providing a payment to the Company of approximately $484,000. That amount will be utilized to fund a principal repayment to NASCIT on March 31, 2005. The other Noteholders agreed to defer certain principal payments otherwise due to them in March and June 2005, sufficient to facilitate the repayment of all of NASCIT’s note. As a result of this agreement the Company will benefit by a reduced interest cost of approximately $112,000 in fiscal 2005.

15. Commitments and Contingencies

Employment Agreements

     Messrs. Harper and Manning and certain other officers of SHH have employment agreements with a subsidiary of SHH which provide for payments of annual salary and benefits if the executive’s employment is terminated without cause.

     SCPI has an employment agreement with Mr. Allan that provides for payments of annual salary and certain benefits if his employment is terminated without cause.

Self-Insurance

     SHH is self-insured for employee health claims. Its policy is to accrue the estimated liability for claims through December 31, 2004. The Company has obtained reinsurance coverage for the policy period from June 1, 2004 through May 31, 2005 as follows:

•	Specific excess reinsurance coverage for medical and prescription drug claims in excess of $40,000 with a maximum lifetime reimbursable of $468,000.

•	Aggregate reinsurance coverage for medical, dental and prescription drug claims with a plan year maximum of $1,000,000 for claims in excess of approximately $818,000 which is estimated claims cost based on the number of employees.

     For the twelve months ended December 31, 2004, SHH incurred approximately $803,000 in expenses related to this plan, compared with $769,000 in fiscal 2003 and $848,000 in fiscal 2002.

Guarantees

     The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material in nature.

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

16. Minority Interest

     During fiscal 1993, the cumulative dividends on SCPI’s Series A Preferred Stock exceeded SCPI’s net income for that year, thus creating a loss attributable to SCPI’s common stockholders in excess of the minority interest, and accordingly, the Company reduced to zero the minority interest related to SCPI. In October 2003, the Board of Directors of SCPI approved a 1 for 300,000 share reverse stock split of SCPI’s common stock. The transaction was approved by the Company; SCPI’s majority shareholder. In March 2004 the reverse stock split of SCPI’s common stock was completed with the result that the Company is SCPI’s sole shareholder.

     From July 2001 to December 2004, the Company had an 80.1% investment in SHH. A minority interest liability of $5.3 million was reflected in the consolidated balance sheet for fiscal year 2003. In December 2004, the Company purchased the remaining 19.9% of SHH. Minority interest expense of $962,000, $1,627,000, and $873,000 is reflected in the consolidated results of operations for fiscal years 2004, 2003 and 2002, respectively.

17. Related Party Transactions

     In October 1999, certain shareholders of SHH exercised their right to sell a second tranche of equity securities to Oakhurst Technology, Inc. (a wholly owned subsidiary of the Company) (“OTI”) thereby increasing the Company’s consolidated equity ownership of SHH from 7% to 12%. The equity purchase was financed through the issuance of two notes. One of these notes reflecting loans in the amount of $559,000, was issued to Mr. Davies (the “First Note”) in which Mr. Hemsley had a participation of $116,000. The second of the notes in the amount of $800,000 (the “Manning Note”) was issued to James D. Manning, the brother of Patrick T. Manning and one of the SHH shareholders who sold SHH equity securities to OTI. The First Note provided for interest at 14% payable quarterly and was due in October 2000, however, no interest payments were made and the First Note was not repaid in October 2000. In connection with the July 2001 transaction in which the Company increased its ownership of SHH to 80.1%, (the “Sterling Transaction”), accrued unpaid interest in the amount of $134,000 on the First Note was added to the principal, the maturity date of the First Note was extended to July 2005, and the interest rate was reduced to 12%. In connection with the Sterling Transaction, the Company also issued an additional four-year 12% promissory note to each of Messrs. Hemsley ($136,421) and Davies ($250,623) (the “Second Notes”) to repay certain amounts due to them from the Company or OTI, including deferred compensation, the fee (and related interest) owed to them in connection with the acquisition of the second tranche of SHH equity in October 1999, the fee due in July 2001 to them in connection with the Sterling Transaction and a fee for the extension of the First Note.

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

     After the Sterling Transaction, Mr. Harper and another officer of SHH purchased $300,000 and $100,000, respectively, of the Manning Note from Mr. James D. Manning. As a result, Mr. Harper now holds a separate note in the principal amount of $300,000, an officer of TSC holds a separate note in the principal amount of $100,000, and Mr. James D. Manning holds a note in the principal amount of $400,000, in each case, on the same terms and conditions as the Manning Note.

     In September 2003, the First Note, the Manning Note and the Second Notes were amended to provide for a maturity date that is the date the Company is required to purchase the remaining shares of SHH if the holders of those shares exercise their rights to sell such shares to the Company, and to provide for payment of those notes with a combination of cash and five-year notes of the Company.

     In December 2003 prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received a prepayment totaling $86,000 and Mr. Davies received a prepayment totaling $411,000. Mr. Hemsley declined any prepayment of his notes.

     In July 2004, the remaining shareholders of SHH exercised their right to sell their shares of SHH to the Company (the “Put”) for consideration (paid in December 2004) consisting of a combination of cash (funded through long-term borrowings), stock and five-year notes of the Company bearing interest at an annual rate of 12%. The exercise of the Put triggered the acceleration of the maturity of the other debt issued in July 2001. Those obligations were satisfied in December 2004 through a payment of cash, the issuance of some stock and the issuance of the same form of five-year notes. The cash paid and shares and notes issued were as follows:

Name	Cash	Shares	Five-year Notes
Patrick T. Manning	$460,458	135,474	$365,831
James D. Manning	$660,649	218,357	$2,124,633
Joseph P. Harper, Sr.	$1,045,764	345,437	$3,020,201
Maarten D. Hemsley	$208,397	—	$207,504
Robert M. Davies	$166,876	—	$518,641

     Mr. James D. Manning is employed by an operating subsidiary of SHH under a three-year employment agreement that commenced January 1999 and that was extended for an additional three-year term in July 2001 and again in July 2004 pursuant to which he receives an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, he is entitled to receive incentive compensation up to 100% of his base pay if certain financial goals are met. In fiscal 2004, he earned his maximum bonus of $50,000. The employment agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminates his employment without good cause or SHH terminates his employment for good cause, and for a period of one year after he ceases to be an employee if he terminates his employment for good reason or SHH terminates his employment without good cause; provided that these non-competition obligations may be avoided by Mr. Manning if SHH terminates the employment agreement other than for good cause.

     Since March 2001 Mr. Hemsley has provided consulting services to (and since May 2002 has been an employee of) J O Hambro Capital Management Limited as Fund Manager of Leisure & Media Venture Capital Trust plc, and recently as a principal of its Trident Private Equity II investment fund, neither of which funds were or are an investor in the Company or any of its affiliates.

     In December 2001, in order to strengthen SCPI’s working capital position, Sterling obtained funding in the amount of $500,000 from members of management and directors, including Messrs. Frickel, Harper and Hemsley, who loaned $155,000, $100,000 and $25,000, respectively. The notes, which ranked senior to debt incurred in the Sterling Transaction, bore interest at 12%, payable monthly. The notes were convertible into shares of common stock of the Company at a conversion price of $2.50 per share at any time prior to the maturity date in December 2004. All holders of these notes converted their debt into common stock on December 31, 2004.

     In January 2003 certain members of management, including Messrs. Harper ($70,000) and Hemsley ($25,000), loaned an aggregate of $250,000 to SCPI for working capital. Under the original terms of the loan, interest at an annual rate of 10% was paid monthly, with a maturity date of July 2003. The maturity date was later extended to December 2003 with the addition of a guarantee by Sterling and was extended again to July 2004 with an increase in the interest rate to 12%. These notes were repaid in three installments in January and February 2005.

     In July 2001, Mr. Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for SHH. Fees paid or accrued to R.W. Frickel Company for fiscal 2004 and fiscal 2003 were approximately $82,000 and $60,000, respectively.

18. Quarterly Financial Information

     (Unaudited)      (Dollar amounts in thousands, except per share data)

Fiscal 2004 quarter ended	March 31	June 30	September 30	December 31	Total
Revenues	$32,309	$34,743	$45,674	$41,452	$154.178
Gross profit	3,625	5,477	4,641	2,755	16,498
Income (loss) before minority interest and taxes	630	2,869	1,338	(140)	4,697
Net income	$268	$1,624	$716	$3,045	$5,653
Net income per share, basic:	$0.05	$0.31	$0.13	$0.57	$1.06
Net income per share, diluted:	$0.04	$0.23	$0.10	$0.44	$0.81

Fiscal 2003 quarter ended	March 31	June 30	September 30	December 31	Total
Revenues	$41,698	$49,311	$41,376	$37,147	$169,532
Gross profit	4,716	5,299	5,803	5,062	20,880
Income before minority interest and taxes	2,121	2,834	2,889	1,080	8,924
Net income	$1,196	$1,572	$2,292	$359	$5,419
Net income per share, basic:	$0.24	$0.31	$0.45	$0.06	$1.06
Net income per share, diluted:	$0.20	$0.25	$0.34	$0.05	$0.84

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

     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2004. Based on their evaluation, except as noted below, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures are effective.

Changes in Internal Controls

     Subsequent to the issuance of the Company’s financial statement for the quarter ended September 30, 2004, the Company’s management determined that borrowings under the SCPI Revolver should have been classified as short-term in the consolidated balance sheets. As a result, the condensed balance sheets as of March 31, 2004, June 30, 2004 and September 30, 2004 were restated and related disclosures were added. Management has implemented a formal loan review process and has established a control to ensure that debt is properly classified in the financial statements.

Item 9(B). Other Information

     Effective January 1, 2005, the fee structure for non-employee directors was changed to provide for meeting fees and to add an annual fee for the Chairman of the Compensation Committee as summarized in the table below:

Annual fees:
All Directors	$7,500
All Directors (effective at the Annual Meeting of Stockholders):	A ten-year option to
purchase 5,000 shares
of the Company’s
common stock at the
market price on the
date of grant and
vesting in full on the
date of grant.
Additional Annual Fees:
Chairman of the Audit Committee	$7,500
Chairman of the Compensation Committee	$2,500
Meeting fees:
Regularly scheduled in-person Board meeting	$1,250
Regularly scheduled telephonic Board meeting	$1,000
Other telephonic meeting:	$500
Audit committee meeting	$750
Compensation committee meeting	$750

     In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Company’s board and board committees.

PART III

ITEMS 10-14

     The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2005 Annual Meeting of Shareholders, to be filed with the Security and Exchange Commission and is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports

     (a) Documents filed as a part of this report.

       1. Financial Statements:

               Report of Independent Registered Public Accounting Firm

               Consolidated Balance Sheets: December 31, 2004 and December 31, 2003

               Consolidated Statements of Operations for the fiscal periods ended

                December 31, 2004, December 31, 2003, and December 31, 2002

               Consolidated Statements of Stockholders’ Equity for the fiscal periods ended

                December 31, 2004, December 31, 2003 and December 31, 2002

               Consolidated Statements of Cash Flows for the fiscal periods ended

                December 31, 2004, December 31, 2003, and December 31, 2002

               Notes to Consolidated Financial Statements

       2. The following Financial Statement Schedules for the fiscal periods ended

               December 31, 2004, December 31, 2003 and December 31, 2002 are submitted herewith:

               Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     3. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc.) (SEC Commission file number 0-2572).

2.2	Transaction Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company and Certain Stockholders of Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

3.1	Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996).

3.2	By-laws, as amended through January 13, 1998 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

Exhibit No.	Description

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.2	Warrant to Purchase Common Stock of Oakhurst Company, Inc. issued to KTI, Inc., dated July 3, 2001 (filed as Exhibit B to Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 21, 2001).

4.3#	Form of Warrant to Purchase Common Stock of Oakhurst Company, Inc., dated July 18, 2001 (filed as Exhibit 4.3 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.2	The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.3#	The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.5	Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed on January 5, 1999.

10.6#	Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

10.10#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Patrick T. Manning. (filed as Exhibit 10.10 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.11#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Joseph P. Harper, Sr. (filed as Exhibit 10.11 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.12#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Patrick T. Manning. (filed as Exhibit 10.12 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.13#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.14#	Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.143 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.15#	Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.15 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

Exhibit No.	Description

10.16#	Secured Promissory Note, dated October 18, 1999, by Oakhurst Technology, Inc. to Robert M. Davies, (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.17#	Amendment to Secured Promissory Note dated October 18, 1999, dated July 13, 2001, by and between Oakhurst Technology, Inc. and Robert M. Davies. (filed as Exhibit 10.17 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.18#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company, Inc. to Robert M. Davies. (filed as Exhibit 10.18 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.19#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert M. Davies. (filed as Exhibit 10.19 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.20#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company Inc. to Maarten D. Hemsley. (filed as Exhibit 10.20 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.21#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten D. Hemsley. (filed as Exhibit 10.21 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.22#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Patrick T. Manning. (filed as Exhibit 10.22 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.23#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Joseph P. Harper, Sr. (filed as Exhibit 10.23 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.24#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Patrick T. Manning. (filed as Exhibit 10.24 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.25#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.25 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.26#	Employment Agreement, dated May 1, 2000, by and between Sterling Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.27	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to North Atlantic Smaller Companies Investment Trust Plc. (filed as Exhibit 10.27 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.28	Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc., and such other companies set forth therein. (filed as Exhibit 10.28 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

Exhibit No.	Description
10.29	Securities Purchase Agreement, dated as of July 18, 2001, by and among JO Capital Management Ltd A/C A, JO Capital Management Ltd A/C B, JO Capital Management Ltd A/C C, Orynx International Growth Fund Limited, Invesco English & International Trust Plc, North Atlantic Small Companies Investment Trust Plc, Oakhurst Company, Inc. and Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.30#	Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.30 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002).

10.31	Amended and Restated Revolving Credit Loan Agreement, dated July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.31 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.32	Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.32 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001)

10.33	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.34	Amendment to Revolving Credit Agreement, dated September 12, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.35	Amendment No. 2 to Revolving Credit Agreement, effective December 13, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.35 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.36	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Robert W. Frickel. (filed as Exhibit 10.36 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.37	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.37 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.38	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Maarten D. Hemsley. (filed as Exhibit 10.38 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.39	Convertible Subordinated Note, dated January 2, 2002, by Sterling Construction Company, Inc. to Bernard Frank. (filed as Exhibit 10.39 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.40	Purchase Agreement between Insituform Technologies, Inc. and Texas Sterling Construction, L.P. dated September 23, 2002 (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.41	Put Restructuring Agreement dated September 25, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

Exhibit No.	Description
10.42#	Executive Employment Agreement dated as of July 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc. (filed as exhibit 99.1 to the Company’s 8k dated March 23, 2005)

10.43#	Executive Employment Agreement dated as of July 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc. (filed as exhibit 99.2 to the Company’s 8k dated March 23, 2005)

10.44*	Promissory Note dated November 13, 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc.

10.45*	Promissory Note dated November 13, 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc.

10.46*	Promissory Note dated December 22, 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc.

10.47*	Promissory Note dated December 22, 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc.

10.48*	Promissory Note dated December 22, 2004 by and between Robert M. Davies and Sterling Construction Company, Inc.

10.49*	Promissory Note dated December 22, 2004 by and between Maarten D. Hemsley and Sterling Construction Company, Inc.

10.50*	Promissory Note dated December 22, 2004 by and between North American Smaller Companies Investment Trust and Sterling Construction Company, Inc.

10.51*	The 1998 Stock Option Plan; forms of option agreements

10.52*	The 2001 Stock Incentive Plan; forms of option agreements

16	Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October 5, 2001.)

21	Subsidiaries at December 31, 2004:
Steel City Products, Inc. – Delaware
Oakhurst Management Corporation – Texas
Sterling Houston Holdings, Inc. – Delaware

23.1*	Consent of Grant Thornton LLP to the incorporation by reference of the filings on Form S-8 dated May 14, 2002.

31.1*	Section 302 Certification of Patrick T. Manning, Chief Executive Officer

31.2*	Section 302 Certification of Maarten D. Hemsley, Chief Financial Officer

32.0*	Certification of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#Management contract or compensatory plan or arrangement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Dated: March 29, 2005	By:	/s/ Patrick T. Manning
Patrick Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board Chief Executive Officer (principal executive officer) Director	March 29, 2005
/s/ Maarten D. Hemsley Maarten D. Hemsley	Chief Financial Officer (principal financial and accounting officer) Director	March 29, 2005
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Director	March 29, 2005
/s/ John D. Abernathy John D. Abernathy	Director	March 29, 2005
/s/ Robert M. Davies Robert M. Davies	Director	March 29, 2005
/s/ Robert W. Frickel Robert W. Frickel	Director	March 29, 2005
/s/ Christopher H.B. Mills Christopher H.B. Mills	Director	March 29, 2005

SCHEDULE II

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Column C			Column D	Column E
Column A	beginning of	Charged to costs		Charges to other	Deductions –	Balance at end of
Description	period	and expenses		accounts – describe	describe(A)	period
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
December 31, 2004	$1,013	116	(C)	—	114	$1,015
December 31, 2003	$841	232	(B)	—	60	$1,013
December 31, 2002	$588	259	(C)	—	6	$841

(A) Amounts were deemed uncollectible

(B) Relates to the bankruptcy filing of Penn Traffic and Hutchins, customers of SCPI

(C) Relates to the bankruptcy of Ames, a customer of SCPI