Form 10-Q
period 2005-03-31
STERLING CONSTRUCTION CO INC
filed 2005-05-13
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

     As of May 1, 2005, 7,717,342 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

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

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

SIGNATURES
Certification of Patrick T. Manning, CEO.
Certification of Maarten D. Hemsley, CFO.
Certification of CEO and CFO - Section 906

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March	December
	31, 2005	31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,005	$3,518
Contracts receivable	31,002	26,250
Costs and estimated earnings in excess of billings	5,756	5,884
Trade accounts receivable, less allowance of $1,045 and $1,015, respectively	4,145	2,361
Inventories	6,572	4,525
Deferred tax asset	3,947	3,986
Other	1,453	1,554

Total current assets	53,880	48,078
Property and equipment, net	23,020	21,227
Goodwill	12,863	12,863
Deferred tax asset	6,114	6,493
Other assets	781	883

	19,758	20,239

Total assets	$96,658	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	27,012	18,189
Billings in excess of cost and estimated earnings	7,088	4,477
Short-term debt	4,333	3,625
Short-term debt, related parties	2,139	3,593
Current maturities of long term obligations	156	149
Other accrued expenses	3,790	2,291

Total current liabilities	44,518	32,324
Long-term obligations:
Long-term debt	6,668	13,329
Long-term debt, related parties	7,921	7,755
Other long-term obligations	947	928

	15,536	22,012

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued Common stock, par value $0.01 per share; authorized 14,000,000 shares, 7,717,342 and 7,378,681 shares issued	77	74
Additional paid-in capital	81,201	80,688
Deferred compensation expense	(108)	(161)
Accumulated deficit	(44,565)	(45,392)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	36,604	35,208

	$96,658	$89,544

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Contract revenues	$39,413	$25,586
Distribution revenues	6,536	6,723

	45,949	32,309

Cost of contract revenues earned	36,056	22,908
Cost of goods sold, including occupancy, buying and warehouse expenses	5,563	5,776
Selling and administrative expenses, net	2,525	2,468
Provision for doubtful accounts	30	8
Interest expense, net of interest income	547	519

	44,721	31,679

Income before minority interest and income taxes	1,228	630

Minority interest	0	167

Income before income taxes	1,228	463

Income taxes:
State income tax (benefit) expense	(17)	6
Current income tax expense	0	0
Deferred income tax expense	418	189

Total income tax expense	401	195

Net income	$827	$268

Basic net income per share	$0.11	$0.05

Weighted average number of shares outstanding used in computing basic per share amounts	7,389,499	5,172,458

Diluted net income per share	$0.09	$0.04

Weighted average number of shares outstanding used in computing diluted per share amounts	9,283,485	7,266,573

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Income from operations	$827	$268
Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,255	1,181
Bad debt expense	29	8
(Gain) loss on sale of property and equipment	(131)	5
Deferred tax expense	418	189
Deferred compensation expense	53	215
Minority interest in net earnings of subsidiary	—	167
Other changes in operating assets and liabilities:
Increase in accounts receivable	(1,813)	(2,184)
Increase in contracts receivable	(4,752)	(55)
Increase in inventories	(2,047)	(547)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	128	(960)
Decrease in prepaid expense and other assets	189	147
Increase in trade payables	8,823	3,225
Increase (decrease)in billings in excess of costs and estimated earnings on uncompleted contracts	2,611	(2,229)
Increase (decrease) in accrued compensation and other liabilities	1,500	(264)

Net cash provided by (used in) operating activities	7,090	(834)
Cash flows from investing activities:
Additions to property and equipment	(3,000)	(531)
Proceeds from sale of property and equipment	164	91

Net cash used in investing activities	(2,836)	(440)
Cash flows from financing activities:
Cumulative daily drawdowns - revolvers	32,523	24,749
Cumulative daily reductions - revolvers	(38,477)	(22,924)
Repayments under long-term obligations	(1,329)	(723)
Effect of SCPI reverse stock split	—	(49)
Issuance of common stock, pursuant to options	516	325

Net cash (used in) provided by financing activities:	(6,767)	1,378
Net (decrease) increase in cash and cash equivalents	(2,513)	104
Cash and cash equivalents at beginning of period	3,518	2,765

Cash and cash equivalents at end of period	$1,005	$2,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations and cash flows for the periods presented.

     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.

     Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

2. Recent Accounting Pronouncement

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Inventory Costs – an amendment of ARB No. 43 (“SFAS No. 151”), which is the result of its efforts to converge United States accounting standards for inventories with International Accounting Standards. SFAS No. 151 required idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have an impact on its consolidated financial statements.

     In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company is required to adopt SFAS No. 123(R) beginning January 1, 2006. Pro forma disclosure, as was allowed under APB 25 and SFAS No. 123, will no longer be an alternative. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. Because the Company utilizes a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and will not have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123(R) is not expected to have a material impact on its financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). Fin 47 clarifies that an entity must record a liability for “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision must be adopted no later than the end of the fiscal year ending December 31, 2005. The Company does not expect adoption of FIN 47 to have a material impact on its financial position, results of operations or cash flows.

3. Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

4 Property and Equipment

	March 31, 2005
(dollars in thousands)	(Unaudited)	December 31, 2004
Construction equipment	$28,410	$26,550
Transportation equipment	5,119	4,406
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles.	1,541	1,462
Land	182	182

	37,142	34,490
Less accumulated depreciation	(14,122)	(13,263)

	$23,020	$21,227

5. Goodwill

     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2005	$12,735	$128	$12,863
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, March 31, 2005	$12,735	$128	$12,863

     The Company performed impairment testing under the terms of SFAS No. 142 “Goodwill and Other Intangible Assets” for its two reporting segments in the fourth quarter of fiscal 2004. The analysis did not indicate impairment of the Company’s recorded goodwill for either segment.

6. Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2005 and March 31, 2004 (in thousands, except share and per share data):

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Numerator:
Net income	$827	$268
Add back interest on convertible debt, net of tax	—	11

Net income before interest on convertible debt	$827	$279

Denominator:
Weighted average common shares outstanding – basic	7,389	5,172
Shares for convertible debt	—	224
Shares for dilutive stock options and warrants	1,894	1,871

Weighted average common shares outstanding and assumed conversions – diluted	9,283	7,267

Basic income per common share:	$0.11	$0.05
Diluted income per common share:	$0.09	$0.04

7. Stock-Based Compensation

     The Company accounts for its stock based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method. The Company adopted SFAS No. 148 effective January 1, 2003 utilizing the prospective method for options granted after that date and uses a Black-Scholes option pricing model for calculations of the fair value of options granted after January 1, 2003.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2003 (dollars in thousands, except per share data).

	Three months	Thee months
	ended	ended
	March 31, 2005	March 31, 2004
Net income, as reported	$827	$268
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	53	215
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(21)

Pro forma net income	$836	$462
Basic and diluted net income per share:
Basic, as reported	$0.11	$0.05
Diluted, as reported	$0.09	$0.04
Pro forma, basic	$0.11	$0.09
Pro forma, diluted	$0.09	$0.06

8. Segment Information

     Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and comprises different customers, suppliers and employees. The operating profitability of the Construction Segment is reviewed by its Treasurer, Joseph P. Harper, who is also the Company’s President and Chief Operating Officer. To determine the financial needs of the Distribution Segment, Terry Allan, Chief Executive Officer of SCPI and Maarten Hemsley, the Company’s Chief Financial Officer, review the segment’s operating profitability and working capital needs to allocate financial resources. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley. (dollars in thousands)

Three months ended 3/31/2005				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$39,413	$6,536	—	$45,949

Operating profit (loss)	1,621	397	(243)	$1,775
Interest income (expense), net	102	(72)	(577)	$(547)

Pre-tax income				$1,228

Segment assets	$62,448	$11,960	$22,250	$96,658

Three months ended 3/31/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$25,586	$6,723	—	$32,309

Operating profit (loss)	1,249	340	(440)	$1,149
Interest expense, net	(42)	(24)	(453)	$(519)
Minority interest			(167)	$(167)

Pre-tax income				$463

Segment assets	$54,588	$10,653	$13,097	$78,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates primarily as a heavy civil construction company through its subsidiary Sterling Houston Holdings in Houston, Texas under the trade name “Texas Sterling Construction” (“SHH” or the “Construction Segment”). The Company’s distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPI” or the “Distribution Segment”).

Forward Looking Statements

     From time to time the information provided by the Company or statements made by its employees may fall within the definition of “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. In particular, statements contained in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical facts (including, but not limited to, statements concerning anticipated sales, contracts, EBITDA and profit levels, customers, backlog and cash flows) are forward-looking statements. Any such statements are subject to risks and uncertainties, including overall economic and market conditions, competitors’ and customers’ actions, weather conditions and other risks identified in the Company’s filings with the Securities and Exchange Commission, any of which could cause actual results to differ materially from those anticipated. Accordingly, such statements should be considered in light of these risks. The Company’s actual future results may differ significantly from those stated in any forward-looking statements due to the factors discussed above, as well as the accuracy of the Company’s internal estimates of revenue and expense levels. These factors and others are discussed from time to time in the Company’s Securities and Exchange Commission filings. Any prediction by the Company of future financial results or other events is only a statement of management’s belief at the time the prediction is made. There can be no assurance that any prediction once made will continue thereafter to reflect management’s belief, and the Company does not undertake to update predictions.

Liquidity and Capital Resources

     At SHH, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, of billings in excess of cost and estimated earnings, of customer receivables and contract retentions and creditor liabilities, and of the use of the revolving line of credit to finance operations and capital expenditures

     At SCPI, the level of working capital needs varies primarily with the amounts of inventory carried, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers, all of which can fluctuate seasonally. SCPI’s working capital needs not financed by supplier credit have been financed from cash flow and borrowings under its line of credit.

Financing

     The following is a summary of the Company’s long-term debt and lines of credit and should be read in conjunction with Footnote 5 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K:

	March 31,	December 31,
(in thousands)	2005	2004
Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2007, secured by the equipment at SHH, interest payable monthly at the lender’s prime rate, subject to achievement of certain financial targets (5.75% and 5.25%, at March 31, 2005 and December 31, 2004, respectively)	$6,668	$13,329

Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2006, secured by the receivables, inventory and other assets of SCPI, interest payable monthly at the lender’s prime rate plus 1%, (6.75% and 6.25%, at March 31, 2005 and December 31, 2004, respectively)	$4,333	$3,625

Management/director notes, maturing December 2009, interest at 12% payable quarterly, along with quarterly principal payments. Principal payments were deferred until June 2005, due to an agreement with NASCIT (see below)	$9,683	$9,693

	March 31,	December 31,
(in thousands)	2005	2004
NASCIT note, maturing December 2009, principal and interest at 12% payable quarterly beginning March 31, 2005. Pursuant to an agreement with management/director noteholders (above), and through NASCIT’s exercise of its warrants providing proceeds to the Company of approximately $484,000, NASCIT will receive payment of its entire note in June 2005.	$377	$1,405

Short-term related party note, interest payable monthly at 12%, paid in three installments, January and February, 2005	—	$250

Mortgage on SHH headquarters, maturing June 2016, principal and interest (at 7.75%) payable monthly	$832	$843

Mortgage on SHH land and facilities, maturing May 2008, principal and interest (at 9.3%) payable monthly	$162	$175

Capital leases for equipment at SCPI, maturities from December 2005 to December 2009	$109	$58

Total	$22,164	$29,379
Less current maturities	($6,628)	($6,243)

Long-term debt	$15,536	$23,136

Cash Flows

	March 31,	March 31,
(in thousands)	2005	2004
Cash and cash equivalents	$1,005	$2,869
Net cash provided by (used in):
Operating activities	7,090	(834)
Investing activities	(2,836)	(440)
Financing activities	(6,767)	1,378

Capital expenditures	(3,000)	(531)

Working capital	9,362	12,948

     For the quarter ended March 31, 2005, the Company’s consolidated operations provided cash of $7.1 million, due to higher levels of trade payables and billings in excess of costs and estimated earnings on uncompleted contracts. This was offset by higher levels of contract receivables and accounts receivable and inventories. At the Construction Segment, higher revenues in the first quarter led to an increase in contract receivables. At Distribution, trade receivables were higher due to dating on orders placed at the annual trade show, and there were increases in inventories due to anticipated price increases. In the prior year period, operations used $834,000 in cash, principally reflecting increases in contracts and accounts receivable, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts.

     In the quarter ended March 31, 2005, cash used in investing activities increased by $2.4 million compared with the prior year period, due to higher capital expenditures for construction equipment reflecting the Segment’s enlarged contract backlog.

     Cash used in financing activities was approximately $6.8 million in the first quarter due principally to borrowings under SHH’s revolving line of credit being $6.7 million lower at quarter-end than at the beginning of the quarter. This reflected the timing of accounts payable, which were $8.8 million higher than at the start of the period.

     The decrease of $3.5 million in the level of working capital at the end of the first quarter, compared with such level at the end of the prior year period is primarily the result of the lower level of borrowings under SHH’s available line of credit at the end of the quarter.

Inflation

     Management does not believe that inflation has had a material negative impact on the Company’s operations or financial results during recent years. However, increases in oil prices may have an adverse effect on the Construction Segment and recent fluctuations in the price of steel have affected the prices at which the Construction Segment has bid certain contracts, and potential gross profits on contracts. Inflation may also affect prices of products purchased by the Distribution Segment and the prices which it can charge to its customers. In times of increasing inflation, SCPI may increase inventory levels of affected items to help protect its gross margin. This occurred to some degree in the first quarter of 2005.

Risk Factors

     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the Texas economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability and contract backlogs. Factors outside the bidding climate include: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts (although the level of SHH’s bonding capacity has not constrained its business in many years); (c) the price of oil products; (d) the price and availability of steel, cement and other construction materials (including, for example, recent market shortages of aggregates and cement), which can significantly fluctuate and impact operating expense; (e) the availability of heavy construction equipment, and (f) the availability of qualified field and supervisory personnel.

     The distribution industry has been adversely affected by suppliers that offer products directly to retailers, sidestepping the need for a distributor. SCPI has been able to maintain its presence in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered, but it may not be able to continue to do so.

Material Changes in Financial Condition

     At March 31, 2005, there had been no material changes in the Company’s financial condition since December 31, 2004, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three months ended March 31, 2005 compared with three months ended March 31, 2004

     The Company reported consolidated revenues of $45.9 million, a 42% increase compared with the first quarter of fiscal 2004. The Company measures its performance at the operating profit level and the levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), among other factors. EBITDA for the first quarter was $3.0 million, an increase of approximately $0.9 million from fiscal 2004. Results for the Construction Segment and the Distribution Segment are discussed below.

Consolidated results (in thousands):	March 31, 2005	March 31, 2004
Revenues	$45,949	$32,309
Operating profit	1,776	1,149
Net income	$827	$268
Add back:
Taxes	401	195
Interest	547	519
Depreciation and amortization	1,255	1,181
EBITDA	$3,030	$2,163

Construction

     Contract revenues in the first quarter of fiscal 2005 increased compared with the same period in fiscal 2004 by approximately 54%. In the current year, more projects were in progress. In addition, despite higher than average rainfall in January and February, the weather position improved significantly in March so that weather had less of an adverse impact than in the prior year.

     Construction Segment gross profit for the quarter was $3.4 million, or 8.5% of contract revenues, compared with gross profit in the first quarter last year of $2.7 million, or 10.5% of contract revenues. Certain contracts in progress during the current year period were bid at lower margins in 2003 and 2004 when there was an aggressive bidding climate, and there were losses in the first quarter this year on some small contracts in the Dallas/Fort Worth market.

     Operating profit at the Construction Segment increased by approximately $372,000 principally due to the higher revenues and related gross profits in the first quarter of the current year.

Distribution

     The sales decrease of $187,000 at the Distribution Segment was due primarily to lower sales of winter products such as antifreeze, ice melters and show shovels, as the winter in Distribution’s primary markets was unseasonably mild.

     Gross profit for Distribution was $973,000, or 14.9% of sales, compared with gross profit in the prior year of $947,000, or 14.1% of sales. The increase was due to a higher margin product mix, and to lower sales of lower margin winter products.

     The Distribution Segment reported an operating profit of $397,000 in the first quarter, compared with an operating profit of $340,000 in the first quarter of the prior year. The increase of $57,000 was primarily related to the higher gross margins.

Corporate

     Operating expenses at the corporate level decreased by approximately $197,000 due primarily to an expense of $207,000 in the prior year related to variable option expense for option grants after June 2000 and before adoption of SFAS 123 in January 2003. In March 2004, the Company discontinued variable option plans.

Company Website

     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, any amendments to those filings, recent press releases, its Code of Ethics and Audit Committee Charter, together with other filings related to shareholdings.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. Sterling’s primary market risk exposure is related to changes in interest rates. The Company manages its interest rate risk by balancing in part its exposure to fixed and variable interest rates while attempting to minimize its interest costs.

     Financial derivatives are used as part of the overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The Company’s portfolio of derivative financial instruments consists of interest rate swap agreements, which are used to convert variable interest rate obligations to fixed interest rate obligations, thereby reducing the exposure to increases in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates fluctuate with the offset recorded in interest expense.

     An increase of 1% in the market rate of interest would have increased the Company’s interest expense for the three months ended March 31, 2005 by approximately $11,000.

     The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities pursuant to which the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

     Because the Company derives no revenues from foreign countries and has no obligations in foreign currency, it experiences no direct foreign currency exchange rate risk. However, prices of certain raw materials and consumables, such as oil and steel, may be affected by currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as that phrase is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, its President and its Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of March 31, 2005. Based on their evaluation, except as noted below, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures are effective.

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

Item 5. Other Information

     None

Item 6. Exhibits

(a) Exhibits

     *31.1 Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

     *31.2 Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)

     *32.0 Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 12, 2005	By:	/s/ Patrick T. Manning
Patrick T. Manning
Chief Executive Officer

Date: May 12, 2005	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer