Form 10-Q
period 2005-06-30
STERLING CONSTRUCTION CO INC
filed 2005-08-12
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:          0-19450
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1655321
(State of Incorporation)	(I.R.S. Employer Identification No.)
20810 FERNBUSH LANE
HOUSTON, TX 77073
(Address of principal executive offices)
(Zip Code)
(281) 821-9091
(Registrant’s telephone number, including area code)
2751 CENTERVILLE ROAD SUITE 3131 WILMINGTON, DELAWARE
19803
(Former name, former address, and former fiscal year, if changed from last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No
     Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes       No     ✓
     Aggregate market value at June 30, 2005 of the voting stock held by non-affiliates of the registrant: $31,424,473.
     As of August 1, 2005, 7,721,583 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2005	December 31,
ASSETS	(Unaudited)	2004
Current assets:
Cash and cash equivalents	$6,451	$3,518
Contracts receivable	38,184	26,250
Costs and estimated earnings in excess of billings	4,350	5,884
Trade accounts receivable, less allowance of $1,058 and $1,015, respectively	3,072	2,361
Inventories	5,479	4,525
Deferred tax asset	4,824	3,986
Prepaid taxes	80	—
Other	650	1,554

Total current assets	63,090	48,078
Property and equipment, net	27,151	21,227
Goodwill	12,863	12,863
Deferred tax asset	4,835	6,493
Other assets	770	883

	18,468	20,239

Total assets	$108,709	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	24,467	18,189
Billings in excess of cost and estimated earnings	11,187	4,477
Short-term debt	4,790	3,625
Short-term debt, related parties	2,112	3,593
Current maturities of long term obligations	153	149
Other accrued expenses	4,183	2,291

Total current liabilities	46,892	32,324
Long-term obligations:
Long-term debt	13,474	13,329
Long-term debt, related parties	7,393	7,755
Other long-term obligations	911	928

	21,778	22,012
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 7,721,583 and 7,378,681 shares issued	77	74
Additional paid-in capital	82,181	80,688
Deferred compensation expense	(55)	(161)
Accumulated deficit	(42,164)	(45,392)
Treasury stock, at cost, — and 207 common shares	—	(1)

Total stockholders’ equity	40,039	35,208

	$108,709	$89,544

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Contract revenues	$57,228	$29,354	$96,641	$54,940
Distribution revenues	6,089	5,389	12,625	12,112

	63,317	34,743	109,266	67,052

Cost of contract revenues earned	51,223	24,739	87,278	47,647
Cost of goods sold, including occupancy, buying and warehouse expenses	5,017	4,527	10,581	10,303
Selling and administrative expenses, net	2,984	2,389	5,509	4,865
Provision for doubtful accounts	11	—	41	—
Interest expense, net of interest income	435	219	982	738

	59,670	31,874	104,391	63,553

Income before minority interest and income taxes	3,647	2,869	4,875	3,499

Minority interest	—	442	—	609

Income before income taxes	3,647	2,427	4,875	2,890

Income taxes:
State income tax expense (benefit)	6	9	(11)	16
Deferred income tax expense	1,240	794	1,658	983

Total income tax expense	1,246	803	1,647	999

Net income	$2,401	$1,624	$3,228	$1,891

Basic net income per share	$0.31	$0.31	$0.43	$0.36

Weighted average number of shares outstanding used in computing basic per share amounts	7,720,053	5,316,440	7,556,658	5,241,973

Diluted net income per share	$0.26	$0.23	$0.35	$0.27

Weighted average number of shares outstanding used in computing diluted per share amounts	9,413,612	7,081,760	9,348,549	7,174,166

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)
(Unaudited)

		Deferred	Additional
	Common	Compensation	Paid-in	Accumulated	Treasury
	Stock	Expense	Capital	Deficit	Stock	Total
Balance at December 31, 2004	$74	($161)	$80,688	($45,392)	($1)	$35,208

Net income				3,228		3,228

Stock issued upon option and warrant exercise	3		515			518
Stock options granted		(140)	140			0
Deferred compensation expense		246				246
Privitization of SCPI					1	1
Reduction of valuation allowance-deferred tax asset			838			838
						0

Balance at June 30, 2005	$77	($55)	$82,181	($42,164)	$—	$40,039

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Income from operations	$3,228	$1,891
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	2,532	2,362
Provision for doubtful accounts	41	0
(Gain) loss on sale of property and equipment	(208)	5
Deferred tax expense	1,658	983
Deferred compensation expense	246	258
Minority interest in net earnings of subsidiary	—	609
Other changes in operating assets and liabilities:
Increase in accounts receivable	(752)	(822)
(Increase) decrease in contracts receivable	(11,934)	1,203
(Increase) decrease in inventories	(954)	7
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,534	(1,726)
Decrease (increase) in prepaid expense and other assets	908	(568)
Increase in trade payables	6,278	2,071
Increase (decrease)in billings in excess of costs and estimated earnings on uncompleted contracts	6,710	(5,088)
Increase (decrease) in accrued compensation and other liabilities	1,892	(870)

Net cash provided by operating activities	11,179	315
Cash flows from investing activities:
Additions to property and equipment	(8,416)	(1,255)
Proceeds from sale of property and equipment	260	92

Net cash used in investing activities	(8,156)	(1,163)
Cash flows from financing activities:
Cumulative daily drawdowns of revolvers	76,820	52,429
Cumulative daily reductions of revolvers	(75,510)	(49,582)
Repayments under long-term obligations	(1,918)	(1,422)
Privitization of SCPI	—	(49)
Issuance of common stock, pursuant to options and warrants	518	379

Net cash (used in) provided by financing activities:	(90)	1,755
Net increase in cash and cash equivalents	2,933	907
Cash and cash equivalents at beginning of period	3,518	2,765

Cash and cash equivalents at end of period	$6,451	$3,672

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,130	$952
Cash paid during period for taxes	$155	$205

Supplemental disclosure of non-cash financing activities:
Capital lease obligations for new equipment	$62	—
Reduction of deferred tax valuation allowance	$838	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2005 and the results of operations and cash flows for the periods presented.
     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.
     Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     The Company’s primary business is conducted through its “Construction” segment, which consists of the operations of Sterling Houston Holdings (“SHH”), a heavy civil construction company based in Houston, Texas. The Company also operates a smaller “Distribution” segment, which consists of the operations of Steel City Products, Inc. (“SCPI”), a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, based in Pittsburgh, Pennsylvania.
2. Recent Accounting Pronouncement
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 (“SFAS No. 151”), which is the result of its efforts to conform United States accounting standards for inventories with International Accounting Standards. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have an impact on its consolidated financial statements.
     In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company is required to adopt SFAS No. 123(R) beginning January 1, 2006. Pro forma disclosure, as was allowed under APB 25 and SFAS No. 123, will no longer be an alternative. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. Because the Company utilizes a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and will not have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123(R) is not expected to have a material impact on its financial statements.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.
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
4. Property and Equipment

	June 30, 2005
(dollars in thousands)	(Unaudited)	December 31, 2004
Construction equipment	$33,427	$26,550
Transportation equipment	5,324	4,406
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,568	1,462
Land	182	182

	42,391	34,490
Less accumulated depreciation	(15,240)	(13,263)

	$27,151	$21,227

5. Goodwill
     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2005	$12,735	$128	$12,863
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, June 30, 2005	$12,735	$128	$12,863

     The Company performed impairment testing under the terms of SFAS No. 142 “Goodwill and Other Intangible Assets” for its two reporting segments in the fourth quarter of fiscal 2004. The analyses did not indicate impairment of the Company’s recorded goodwill for either segment.
6. Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2005 and June 30, 2004 (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,401	$1,624	$3,228	$1,891
Add back interest on convertible debt, net of tax	—	11	—	22

Net income before interest on convertible debt	$2,401	$1,635	$3,228	$1,913

Denominator:
Weighted average common shares outstanding — basic	7,720	5,316	7,557	5,242
Shares for convertible debt	—	224	—	224
Shares for dilutive stock options and warrants	1,694	1,542	1,792	1,708

Weighted average common shares outstanding and assumed conversions — diluted	9,414	7,082	9,349	7,174

Basic income per common share:	$0.31	$0.31	$0.43	$0.36
Diluted income per common share:	$0.26	$0.23	$0.35	$0.27
7. Stock-Based Compensation
     The Company accounts for its stock based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method. The Company adopted SFAS No. 148 effective January 1, 2003 utilizing the prospective method for options granted after that date and uses a Black-Scholes option pricing model for calculations of the fair value of options granted after January 1, 2003.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2003 (dollars in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,401	$1,624	$3,228	$1,891
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	193	44	245	258
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(21)	(228)	(42)

Pro forma net income	$2,410	$1,647	$3,245	$2,107
Basic and diluted net income per share:
Basic, as reported	$0.31	$0.31	$0.43	$0.36
Diluted, as reported	$0.26	$0.23	$0.35	$0.27
Pro forma, basic	$0.31	$0.31	$0.43	$0.40
Pro forma, diluted	$0.26	$0.23	$0.35	$0.29
8. Segment Information
     Each of the Construction Segment and the Distribution Segment is managed by its own decision makers and comprises different customers, suppliers and employees. The operating profitability of the Construction Segment is reviewed by its Treasurer, Joseph P. Harper, Sr., who is also the Company’s President and Chief Operating Officer. To determine the financial needs of the Distribution Segment, Terry Allan, Chief Executive Officer of the Distribution Segment and Maarten Hemsley, the Company’s Chief Financial Officer, review the segment’s operating profitability and working capital needs to allocate financial resources. Allocation of resources among the Company’s operating segments is determined by Messrs. Harper and Hemsley. (dollars in thousands)

Three months ended 6/30/2005				Consolidated
Segments	Construction	Distribution	Corporate	Total

Revenues	$57,228	$6,089	—	$63,317

Operating profit (loss)	4,062	458	(438)	4,082
Interest income (expense), net	217	(78)	(574)	(435)

Pre-tax income (loss)	$4,279	$380	$(1,012)	$3,647

Segment assets	$76,994	$9,680	$22,035	$108,709

Three months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total

Revenues	$29,354	$5,389	—	$34,743

Operating profit (loss)	3,132	209	(253)	3,088
Interest income (expense), net	167	(24)	(362)	(219)
Minority interest			(442)	(442)

Pre-tax income (loss)	$3,299	$185	$(1,057)	$2,427

Segment assets	$55,366	$8,365	$12,493	$76,224

Six months ended 6/30/2005				Consolidated
Segments	Construction	Distribution	Corporate	Total

Revenues	$96,641	$12,625	—	$109,226

Operating profit (loss)	5,684	855	(682)	5,857
Interest income (expense), net	319	(150)	(1,151)	(982)

Pre-tax income (loss)	$6,003	$705	$(1,833)	$4,875

Segment assets	$76,994	$9,680	$22,035	$108,709

Six months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total

Revenues	$54,940	$12,112	—	$67,052

Operating profit (loss)	4,381	549	(693)	4,237
Interest income (expense), net	124	(47)	(815)	(738)
Minority interest			(609)	(609)

Pre-tax income (loss)	$4,505	$502	$(2,117)	$2,890

Segment assets	$55,366	$8,365	$12,493	$76,224
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company operates primarily as a heavy civil construction company through its subsidiary Sterling Houston Holdings in Houston, Texas under the trade name “Texas Sterling Construction”
     (“SHH” or the “Construction Segment”). The Company’s smaller distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPI” or the “Distribution Segment”). In 2004, the minority interests in both companies were acquired by the Company.
Forward Looking Statements
     From time to time the information provided by the Company or statements made by its employees may fall within the definition of “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. In particular, statements contained in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical facts (including, but not limited to, statements concerning anticipated sales, contracts, EBITDA and profit levels, customers, backlog and cash flows) are forward-looking statements. Any such statements are subject to risks and uncertainties, including overall economic and market conditions, competitors’, customers’ and suppliers’ actions, weather conditions and other risks identified in the Company’s filings with the Securities and Exchange Commission, any of which could cause actual results to differ materially from those anticipated. Accordingly, such statements should be considered in light of these risks. The Company’s actual future results may differ significantly from those stated in any forward-looking statements due to the factors discussed above, as well as the accuracy of the Company’s internal estimates of revenue and expense levels. These factors and others are discussed from time to time in the Company’s Securities and Exchange Commission filings. Any prediction by the Company of future financial results or other events is only a statement of management’s belief at the time the prediction is made. There can be no assurance that any prediction once made will continue thereafter to reflect management’s belief, and the Company does not undertake to update predictions.
Liquidity and Capital Resources
     At the Construction Segment, the level of working capital varies principally as a result of changes in the levels of cost and estimated earnings in excess of billings, of billings in excess of cost and estimated earnings based in part on the numbers and amounts of contracts with mobilization and advance payments, of customer receivables and contract retentions and creditor liabilities, and of the use of the revolving line of credit to finance operations and capital expenditures
     At the Distribution Segment, the level of working capital needs varies primarily with the amounts of inventory carried, the size and timeliness of payment of receivables from customers and the amount of credit extended by suppliers, all of which can fluctuate seasonally. The Distribution Segment’s working capital needs not financed by supplier credit have been financed from cash flow and borrowings under its line of credit.
Financing
     The following is a summary of the Company’s long-term debt and lines of credit and should be read in conjunction with Footnote 5 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K:

(in thousands)	June 30,	December 31,
	2005	2004

Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2007, secured by the equipment at SHH, interest payable monthly at the lender’s prime rate, subject to achievement of certain financial targets (6.25% and 5.25%, at June 30, 2005 and December 31, 2004, respectively)	$13,474	$13,329

Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2006, secured by the receivables, inventory and other assets of SCPI, interest payable monthly at the lender’s prime rate (6.00% at June 30, 2005) and lender’s prime rate plus 1% (6.25% at December 31, 2004)	$4,790	$3,625

Management/director notes, maturing December 2009, interest at 12% payable quarterly, along with quarterly principal payments. Certain principal payments were deferred until June 2005, reflecting an agreement with NASCIT (see below)	$9,505	$9,693

NASCIT note, maturing December 2009, principal and interest at 12% payable quarterly beginning March 31, 2005. Pursuant to an agreement with management/director noteholders (above), and through NASCIT’s exercise of its warrants providing proceeds to the Company of approximately $484,000, NASCIT received payment of its entire note in June 2005.	—	$1,405

(in thousands)	June 30,	December 31,
	2005	2004

Short-term related party note, interest payable monthly at 12% paid in three installments in January and February 2005	—	$250

Mortgage on SHH headquarters, maturing June 2016, principal and interest (at 7.75%) payable monthly	$814	$843

Mortgage on SHH land and repair facilities, maturing May 2008, principal and interest (at 9.3%) payable monthly	$150	$175

Capital leases for equipment at SCPI, maturities from December 2005 to December 2009	$100	$59

Total	$28,833	$29,379
Less current maturities	($7,055)	($7,367)

Long-term debt	$21,778	$22,012

Cash Flows

(in thousands)	June 30,	June 30,
	2005	2004

Cash and cash equivalents	$6,451	$3,672
Net cash provided by (used in):
Operating activities	11,179	315
Investing activities	(8,156)	(1,163)
Financing activities	(90)	1,755

Capital expenditures	$8,416	$1,255
Working capital	$16,198	$13,813
     For the six months ended June 30, 2005, the Company’s consolidated operations provided cash of $11.2 million, due to the higher consolidated net income and to an increase in billings in excess of costs and estimated earnings on uncompleted contracts, principally reflecting the receipt of mobilization payments at the start of two large contracts that began during the period. The positive impact on cash of these mobilization payments will reverse over the lives of those contracts which are one and three years, respectively. In addition, costs and estimated earnings in excess of billings on uncompleted contracts decreased due to timing differences and gross profit adjustments on certain projects. Trade payables increased in the period due to the larger volume in 2005. The positive impact on cash was offset in part by an increase of $12.8 million in contract receivables, reflecting the higher contract revenue growth compared with the prior year.
     In the prior year period, operations provided $315,000 in cash, principally reflecting reductions in contract receivables due to the collection of retainage items and reductions to billings in excess of costs and estimated earnings on uncompleted contracts, due to timing differences of cash receipts on contracts in the prior year.
     In the six months ended June 30, 2005, cash used in investing activities increased by $7.0 million compared with the prior year period, due to higher capital expenditures for construction equipment, to support the Segment’s higher revenues and enlarged contract backlog.

     Cash used in financing activities was approximately $90,000, as compared with cash provided by financing activities in the prior year of $1.8 million. In the current year, the Company repaid its obligation of $1.4 million to NASCIT, but received cash from NASCIT for the exercise of its warrants, as well as from the exercise of employee and director options. The Company drew less on its revolving credit agreements in the first six months than in the prior year period, reflecting the higher income levels.
     The increase of $2.4 million in the level of working capital at the end of the second quarter, compared with such level at the end of the prior year period is due to the improved cash position, to a reduction in the deferred tax valuation allowance, reflecting the expectation that the Company will utilize more of its net operating loss carryforwards in the current year than previously anticipated and to the higher contracts receivable at the Construction Segment due to the increased work in progress, offset by higher trade payables due to the growth in Construction Segment revenues, and higher billings in excess of cost and estimated earnings, reflecting mobilization payments received at the start of two large projects.
Inflation
     Management does not believe that inflation has had a material negative impact on the Company’s operations or financial results during recent years. However, increases in oil prices may have an adverse effect on the Construction Segment. Inflation may also affect prices of products purchased by the Distribution Segment and the prices which it can charge to its customers. In times of increasing inflation, SCPI may increase inventory levels of affected items to help protect its gross margins. This occurred to some degree in the first and second quarters of 2005.
Risk Factors
     SHH measures its performance within the construction industry through the bidding process and the number, size and expected profitability of contracts obtained throughout the year. The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the Texas economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability and contract backlogs. Factors outside the bidding climate include, but are not limited to: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect the Company’s ability to obtain new contracts (although the level of SHH’s bonding capacity has not constrained its business in many years) and the extent to which the Company’s self-insurance plans experience abnormal losses; (c) the price of oil products; (d) the price and availability of steel, cement and other construction materials (including, for example, recent market shortages of aggregates and cement), which can significantly fluctuate and impact operating expense; (e) the availability of heavy construction equipment, and (f) the availability of qualified field and supervisory personnel.
     The distribution industry has been adversely affected by suppliers that offer products directly to retailers, sidestepping the need for a distributor. SCPI has been able to maintain its position in the distribution industry by offering new product lines and by competing through product selection, distribution services, order fill rates, short turnaround times and breadth of merchandise offered, but it may not be able to continue to do so.
Material Changes in Financial Condition

     At June 30, 2005, there had been no material changes in the Company’s financial condition since December 31, 2004, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Three months ended June 30, 2005 compared with three months ended June 30, 2004
     The Company reported consolidated revenues of $63.3 million, a significant increase compared with the second quarter of fiscal 2004. The Company measures segment performance through operating profit and certain incentive compensation is measured by the levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), among other factors. EBITDA for the second quarter was $5.4 million, an increase of approximately $1.5 million from fiscal 2004. Results for the Construction Segment and the Distribution Segment are discussed below.

Consolidated results (in thousands):	June 30, 2005	June 30, 2004

Revenues	$63,317	$34,743
Operating profit	4,082	3,088
Net income	2,401	1,624
Add back:
Taxes	1,246	803
Interest	435	219
Depreciation and amortization	1,276	1,181
EBITDA	$5,358	$3,827
Revenues
     Contract revenues at the Construction Segment in the second quarter of fiscal 2005 almost doubled compared with the same period in fiscal 2004 to $57.2 million. With the benefit of its much enlarged contract backlog, the Segment has added a number of work crews and significantly expanded its equipment fleet this year, and the expanded scope of work in the mix of contracts in progress this year also added to revenues. In addition, there was exceptionally dry weather in June of the current year, which allowed for continuous work on construction projects, as compared with one of the wettest quarters on record last year, which reduced the number of available workdays.
     Net sales at the Distribution Segment increased by approximately $0.7 million in the quarter ended June 30, 2005 compared with the prior year, due principally to increased sales of automotive accessories.
Gross profit and margin
     Construction Segment gross profit for the quarter was $6.0 million, or 10.5% of contract revenues, compared with gross profit in the second quarter last year of $4.6 million, or 15.7% of contract revenues. Certain contracts in progress during the current year period were bid at lower margins in 2003 and 2004 when there was a more aggressive bidding climate. In addition, the second quarter of the prior year included better than expected financial performance at the completion of certain contracts.
     At the Distribution Segment, gross profit increased by approximately $0.2 million, compared with the prior year, due primarily to a higher margin product mix.

Operating profit
     On a consolidated basis, operating profits increased by $1.0 million, due principally to the higher revenues and related gross profits at the Construction Segment and Distribution Segment. Expenses at the corporate level increased due primarily to an expense of $140,000 related to the fair value of options granted in May 2005.
Interest expense, net of interest income
     Interest expense, net of interest income increased by $216,000 due to debt incurred in December 2004 related to the purchase of the minority interest in SHH.
Income taxes
     Federal income tax expense is computed at the 34% statutory rate. For the three months ended June 30, 2005, income tax expense increased by $0.4 million, due to the higher earnings for the current year period. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards.
Six months ended June 30, 2005 compared with six months ended June 30, 2004
     The Company reported consolidated revenues of $109.2 million in the first six months, compared with revenues of $67 million in the first half of fiscal 2004. EBITDA for the first half of fiscal 2005 was approximately $8.4 million.

Consolidated results (in thousands):	June 30, 2005	June 30, 2004

Revenues	$109,266	$67,052
Operating profit	5,857	4,237
Net income	3,228	1,891
Add back:
Taxes	1,647	999
Interest	982	738
Depreciation and amortization	2,532	2,362
EBITDA	$8,389	$5,990
Revenues
     Contract revenues in the first half of fiscal 2005 increased compared with the same period in fiscal 2004 by approximately $41.7 million. With the benefit of its much enlarged contract backlog, the Segment has added a number of work crews and significantly expanded its equipment fleet this year, and the expanded scope of work in the mix of contracts in progress this year also added to revenues. In addition, in the current year, the weather improved significantly in March and throughout the second quarter so that weather had less of an adverse impact than in the prior year, when the second quarter was one of the wettest on record.
     The sales increase of $0.5 million at the Distribution Segment was due primarily to increased sales of automotive accessories in the second quarter of the current year, that more than offset decreased sales in the first quarter due to a mild winter.
Gross profit and margin

     Construction Segment gross profit for the six months was $9.4 million, or 9.7% of contract revenues, compared with gross profit in the first half of last year of $7.2 million, or 13.3% of contract revenues. Certain contracts in progress during the current year period were bid at lower margins in 2003 and 2004 when there was a more aggressive bidding climate, and there were losses in the first quarter this year on some smaller contracts in the Dallas/Fort Worth market. In the prior year second quarter, better than expected financial performance at the completion of certain projects increased margins despite the lower revenues.
     Gross profit for Distribution was $2.0 million, or 16.2% of sales, compared with gross profit in the prior year of $1.8 million, or 14.9% of sales. The increase was due to a higher margin product mix, and to the higher sales levels.
Operating profit
     On a consolidated basis, operating profit increased by $1.6 million due to higher revenues and profits and the Construction and Distribution Segments. Corporate expenses were essentially unchanged from prior year.
Interest expense, net of interest income
     Interest expense, net of interest income was $1.0 million, an increase of $0.5 million from the prior year, due to the issuance of debt in December 2004 in connection with the purchase of the minority interest in SHH.
Income taxes
     Federal income tax expense is computed at the 34% statutory rate. For the six months ended June 30, 2005, income tax expense increased by $0.6 million, due to the higher earnings for the current year period. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards.
Company Website
     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, any amendments to those filings, recent press releases, its Code of Ethics and Audit Committee Charter, together with other filings related to stockholdings.
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

     An increase of 1% in the market rate of interest would have increased the Company’s interest expense for the three and six months ended June 30, 2005 by approximately $18,000 and $33,000, respectively.
     The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities pursuant to which the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
     Because the Company derives no revenues from foreign countries and has no obligations in foreign currency, it experiences no direct foreign currency exchange rate risk. However, prices of certain raw materials and consumables, such as oil, steel and cement, may be affected by currency fluctuations.
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
     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2005. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures are effective.
     During the period April 1 through June 30, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
             There are no material legal proceedings outstanding against the Company.
Item 2. Changes in Securities and Use of Proceeds
             None
Item 3. Defaults upon Senior Securities
             None
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on May 19, 2005, at which time stockholders reelected two directors to the Board for a term of three years and elected one additional director for a term of three years.

	For	Withheld
Patrick T. Manning	4,922,224	69,609
Joseph P. Harper, Sr.	4,922,293	69,540
David R.A. Steadman	4,986,248	5,585
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

STERLING CONSTRUCTION COMPANY, INC.
Date: August 11, 2005	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chief Executive Officer

Date: August 11, 2005	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer