Form 10-Q
period 2005-09-30
STERLING CONSTRUCTION CO INC
filed 2005-11-07
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, 8,161,823 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,138	$3,449
Contracts receivable	40,762	26,250
Costs and estimated earnings in excess of billings on uncompleted contracts	3,296	5,884
Deferred tax asset	4,824	3,986

Prepaid taxes	80	—
Assets of discontinued operations held for sale	8,823	7,343
Other	847	1,497

Total current assets	78,770	48,409
Property and equipment, net	27,130	21,028
Goodwill	12,735	12,735
Deferred tax asset	3,400	6,493
Other assets	754	879

	16,889	20,107

Total assets	$122,789	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,245	$14,382
Billings in excess of cost and estimated earnings on uncompleted contracts	12,017	4,477
Short-term debt, related parties	2,112	3,343
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	8,582	7,786
Other accrued expenses	4,092	2,246

Total current liabilities	56,171	32,357
Long-term obligations:
Long-term debt	15,742	13,329
Long-term debt, related parties	6,865	7,755
Other long-term obligations	809	895

	23,416	21,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 8,147,483 and 7,378,681 shares issued	81	74
Additional paid-in capital	83,642	80,688
Deferred compensation expense	(1,136)	(161)
Accumulated deficit	(39,385)	(45,392)
Treasury stock, at cost, — and 207 common shares	—	(1)

Total stockholders’ equity	43,202	35,208

	$122,789	$89,544

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$61,163	$40,221	$157,805	$95,161

Cost of revenues	54,261	36,323	141,541	83,970

Gross profit	6,902	3,898	16,264	11,191
General and administrative expenses, net	2,410	2,239	6,771	5,844
Interest expense, net of interest income	366	425	1,198	1,053

Income from continuing operations before minority interest and income taxes	4,126	1,234	8,295	4,294

Minority interest	—	253	—	862

Income from continuing operations Before income taxes	4,126	981	8,295	3,432

Income taxes	1,403	333	2,820	1,167

Net income from continuing operations	2,723	648	5,475	2,265

Net income from discontinued operations	57	68	532	342

Net income	$2,780	$716	$6,007	$2,607

Basic net income per share:
Income from continuing operations	$0.35	$0.12	$0.72	$0.43
Income from discontinued operations	$0.01	$0.01	$0.07	$0.06

Net income	$0.36	$0.13	$0.79	$0.49

Weighted average number of shares outstanding Used in computing basic per share amounts	7,801,717	5,343,508	7,638,261	5,274,730

Diluted net income per share:
Income from continuing operations	$0.28	$0.09	$0.58	$0.32
Income from discontinued operations	$0.01	$0.01	$0.06	$0.05

Net income	$0.29	$0.10	$0.64	$0.37

Weighted average number of shares outstanding Used in computing diluted per share amounts	9,704,822	7,127,758	9,467,306	7,158,697

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)
(Unaudited)

		Deferred	Additional
	Common	Compensation	Paid-in	Accumulated	Treasury
	Stock	Expense	Capital	Deficit	Stock	Total
Balance at January 1, 2005	$74	$(161)	$80,688	$(45,392)	$(1)	$35,208

Net income				6,007		6,007
Stock issued upon option and warrant exercise	7		785			792
Stock options granted		(1,331)	1,331			—
Deferred compensation expense		356				356
Privatization of Steel City Products, Inc.					1	1
Reduction of valuation allowance – deferred tax asset			838			838

Balance at September 30, 2005	$81	$(1,136)	$83,642	$(39,385)	—	$43,202

The accompanying notes are an integral part of this condensed consolidated financial statement

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
CONTINUING OPERATIONS
Income from continuing operations	$5,475	$2,265
Adjustments to reconcile income from operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,826	3,487
Gain on sale of surplus equipment	(215)	(18)
Deferred tax expense	2,820	1,167
Deferred compensation expense	356	314
Minority interest in net earnings of subsidiary	—	862
Accretion of zero coupon notes	—	466
Other changes in operating assets and liabilities:
Increase in contracts receivable	(14,512)	(6,931)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	2,588	(3,880)
Decrease in prepaid expense and other assets	660	1,069
Increase in trade payables	14,863	4,474
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	7,540	(4,993)
Increase in accrued compensation and other liabilities	1,967	738

Net cash provided by (used in) continuing operating activities	25,368	(980)
Cash flows from investing activities:
Additions to property and equipment	(9,948)	(2,527)
Proceeds from sale of surplus equipment	270	153

Net cash used in continuing investing activities	(9,678)	(2,374)
Cash flows from financing activities:
Cumulative daily drawdowns of revolvers	112,783	65,576
Cumulative daily reductions of revolvers	(110,370)	(60,260)
Repayments under long-term obligations	(2,206)	(2,155)
Issuance of common stock, pursuant to options and warrants	792	392

Net cash provided by continuing financing activities:	999	3,553

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
(Continued)

	Nine months ended September 30,
	2005	2004
DISCONTINUED OPERATIONS
Cash used in discontinued operating activities	(268)	(799)
Cash used for discontinued investing activities	—	(31)
Cash provided by discontinued financing activities	400	1,217

Net cash provided by discontinued operations	132	387

Net increase in cash and cash equivalents from continuing operations	16,689	199
Cash and cash equivalents at beginning of period	3,449	2,651

Cash and cash equivalents at end of period	$20,138	$2,850

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,591	$861
Cash paid for income taxes	$155	$205

Supplemental disclosure of non-cash financing activities:
Reduction of deferred tax valuation allowance	$838	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (“Sterling” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2005 and the results of operations and cash flows for the periods presented.
     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation.
     Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     The Company’s primary business consists of the operations of Texas Sterling Construction Company, LP, (“TSC”, or “Construction”), a heavy civil construction company based in Houston, Texas. The Company also operates a smaller business, which consists of the operations of Steel City Products, Inc. (“SCPI” or “Distribution”), a wholesale distributor of automotive accessories, non-food pet supplies and lawn and garden products, based in Pittsburgh, Pennsylvania. Recognizing the strong growth of Construction where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPI, management has identified SCPI as held for sale and accordingly, has reclassified its condensed consolidated financial statements for all periods to separately state Distribution as discontinued operations.
     Certain items in prior years have been reclassified to conform to the current year presentation. These items have no effect on previously reported net income. In addition, the consolidated statement of cash flows for the nine months ended September 30, 2004 has been reclassified to reflect the accretion of zero coupon notes as a non-cash reconciling item. The zero coupon notes were settled in December 2004 through payments of cash, issuance of notes and issuance of common stock.
Company Website
     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, proxy statements, current reports on Form 8-K and any amendments to those filings, as soon as reasonably practicable after the Company electronically files those materials with, or furnishes those materials to, the Securities and Exchange Commission. The Company makes its web site content available for informational purposes only. The web site content should not be relied upon for investment purposes.
2. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of its efforts to conform United States accounting standards for inventories with international accounting standards. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have an impact on its consolidated financial statements.
     In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company is required to adopt SFAS No. 123(R) beginning January 1, 2006. Pro forma disclosure, as was allowed under APB 25 and SFAS No. 123, will no longer be an alternative. In addition, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all stock options granted thereafter. Because the Company utilizes a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and will not have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123(R) is not expected to have a material impact on its financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision must be adopted no later than the end of the fiscal year ending December 31, 2005. The Company does not expect the adoption of FIN 47 will have a material impact on its financial statements.
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

4. Property and Equipment

(dollar amounts in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
Construction equipment	$34,931	$26,550
Transportation equipment	5,287	4,370
Buildings	1,488	1,488
Office furniture and equipment	486	438
Land	182	182

	42,374	33,028
Less accumulated depreciation	(15,244)	(12,000)

	$27,130	$21,028

5. Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income from continuing operations and discontinued operations. In the three and nine months ended September 30, 2005, 28,800 options were excluded from the weighted average calculation as these had an anti-dilutive effect. (Table amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income from continuing operations, as reported	$2,723	$648	$5,475	$2,265
Add back interest on convertible debt, net of tax	—	11	—	33

Net income from continuing operations before interest on convertible debt	$2,723	$659	$5,475	$2,298

Income from discontinued operations, net of taxes	$57	$68	$532	$342

Net income before interest on convertible debt	$2,780	$727	$6,007	$2,640

Denominator:
Weighted average common shares outstanding – basic	7,802	5,344	7,638	5,275
Shares for convertible debt	—	224	—	224
Shares for dilutive stock options and warrants	1,903	1,560	1,829	1,660

Weighted average common shares outstanding and assumed conversions – diluted	9,705	7,128	9,467	7,159

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Continuing operations:
Basic net income per common share	$0.35	$0.12	$0.72	$0.43
Diluted net income per common share	$0.28	$0.09	$0.58	$0.32
Discontinued operations:
Basic net income per common share	$0.01	$0.01	$0.07	$0.06
Diluted net income per common share	$0.01	$0.01	$0.06	$0.05
Total:
Basic net income per common share	$0.36	$0.13	$0.79	$0.49
Diluted net income per common share	$0.29	$0.10	$0.64	$0.37
6. Stock-Based Compensation
     The Company accounts for its stock-based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method. The Company adopted SFAS No. 148 effective January 1, 2003 utilizing the prospective method for options granted after that date and uses a Black-Scholes option pricing model for calculations of the fair value of options granted after January 1, 2003.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2003 (dollar amounts in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income from continuing operations, as reported	$2,723	$648	$5,475	$2,265
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	111	56	356	278
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(104)	(32)	(331)	(60)

Pro forma net income from continuing operations	$2,730	$672	$5,500	$2,483
Net income from discontinued operations	$57	$68	$532	$342

Pro forma net income	$2,787	$740	$6,032	$2,825

Basic and diluted net income per share:
From continuing operations:
Basic, as reported	$0.35	$0.12	$0.72	$0.43
Diluted, as reported	$0.28	$0.09	$0.58	$0.32
Pro forma, basic	$0.35	$0.13	$0.72	$0.47
Pro forma, diluted	$0.28	$0.09	$0.58	$0.35
From discontinued operations:
Basic, as reported	$0.01	$0.01	$0.07	$0.06

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Diluted, as reported	$0.01	$0.01	$0.06	$0.05
Pro forma, basic	$0.01	$0.01	$0.07	$0.06
Pro forma, diluted	$0.01	$0.01	$0.06	$0.05
Total:
Basic, as reported	$0.36	$0.13	$0.79	$0.49
Diluted, as reported	$0.29	$0.10	$0.64	$0.37
Pro forma, basic	$0.36	$0.14	$0.79	$0.53
Pro forma, diluted	$0.29	$0.10	$0.64	$0.40
7. Discontinued Operations
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPI, management has identified SCPI as held for sale and accordingly, has reclassified its condensed consolidated financial statements for all periods to separately state Distribution as discontinued operations.
     Summarized financial information for discontinued operations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$4,933	$5,453	$17,559	$17,565

Income before income taxes	94	103	798	543
Income taxes	37	35	266	201

Income from discontinued operations	$57	$68	$532	$342

     The following is a summary of the assets and liabilities of discontinued operations:

(in thousands)	September 30, 2005	December 31, 2004
Assets
Current assets	$8,477	$7,012
Property, plant and equipment, net	213	199
Goodwill	128	128
Other assets	5	4

	$8,823	$7,343

Liabilities
Current liabilities	$8,517	$7,753
Long-term obligations, net of current portion	65	33

	$8,582	$7,786

Net assets (liabilities) of discontinued operations	$241	($443)

     The assets and liabilities of discontinued operations have all been classified as current in the consolidated balance sheet as disposal is expected to occur in less than one year.
     The disposal is expected to result in a gain which has not been recognized in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This quarterly report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements may be included throughout this report, including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
     Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions or reductions in government funding for infrastructure services;

•	adverse economic conditions in our core markets in Texas;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	possible cost escalations associated with our fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, integrate and complete acquisitions;
     Potential investors are urged to consider these factors and the other factors described under “Risk Factors” carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.
     The forward-looking statements included herein are made only as of the date of this report, and we undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this report, except as may be required by applicable securities laws.
Overview
     We are a leading heavy civil construction company based in Houston that specializes in the building, rebuilding and repair of transportation and water infrastructure in large and growing markets in Texas (“TSC” or “Construction”). Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own workforce and equipment for excavating, paving, pipe installation and concrete placement. We purchase the necessary materials for our projects and generally engage subcontractors only for ancillary services.
     Our smaller distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPI”).
     In 2004, the minority interests in TSC and SCPI were acquired by the Company.
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPI, we have identified the business of SCPI as held for sale and accordingly, have reclassified the condensed consolidated financial statements for all periods to reflect SCPI as discontinued operations.
Material Changes in Financial Condition
     At September 30, 2005, there had been no material changes in the Company’s financial condition since December 31, 2004, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Three months ended September 30, 2005 compared with three months ended September 30, 2004

(dollar amounts in thousands):	2005	2004	% change
Revenues	$61,163	$40,221	52.1%
Gross profit	6,902	3,898	77.1%
Gross profit %	11.3%	9.7%	16.4%
General and administrative expenses	2,410	2,239	7.6%
Operating income	4,492	1,659	170.8%
Operating income %	7.3%	4.1%	78.1%
Interest expense, net	366	425	(13.9%)
Income from continuing operations, before minority interest	4,126	1,234	234.4%

(dollar amounts in thousands):	2005	2004	% change
Minority interest	—	253	(100%)
Income taxes	1,403	333	321.3%
Net income from continuing operations	2,723	648	320.2%
Net income from discontinued operations	57	68	(16.2%)
Net income	$2,780	$716	288.3%
     Revenues Our revenues increased $20.9 million or 52%, to $61.2 million in the third quarter of 2005 compared to $40.2 million last year. Revenues from state highway work increased $7.6 million, or 67%, and municipal revenues increased $13.4 million, or 46%, compared with the third quarter of the prior year. These increases were due to several factors, including:
     •      a growing backlog, which enabled us to expand our equipment fleet and to hire more field crews, especially in the San Antonio market;
     •      the continuing expansion of our construction capabilities which has allowed us to bid for and take on more complex work; and
     •      certain water main projects in process in the current year quarter included large diameter pipe, facilitating greater revenues to be generated by our crews.
We did not encounter any significant adverse weather in the third quarter this year or last. Although the evacuations due to Hurricane Rita interrupted work on most contracts for several days in September, the hurricane did not cause damage to any of our equipment or job sites.
     Gross profit Gross profit for the third quarter of 2005 increased $3.0 million, or 77%, to $6.9 million, compared with gross profit in our third quarter of 2004 of $3.9 million. The improvement was due to the substantial revenue increase, combined with better gross margins, which increased to 11.3% of revenues in the third quarter of 2005 from 9.7% in the third quarter of 2004. The margin improvement is attributable principally to a better margin mix in backlog resulting from the improving bidding climate since last year, together with good productivity from large diameter water main work, the achievement of incentives on the early completion of certain contracts, and lower insurance costs. These factors more than offset increases in equipment maintenance due to the high production levels this year, and higher fuel costs.
     Backlog At the end of the third quarter our backlog of construction projects was $288 million, compared with $232 million at the beginning of fiscal 2005. A favorable bidding climate in most of our markets enabled us to add new contracts this year at a greater rate than they have been built.
     General and administrative expenses, net of other income and expense General and administrative expenses, net of other income and expense increased by $171,000 in the third quarter of 2005 due to the hiring of additional staff, increases in option compensation expense and higher legal and accounting fees. These increases were offset in part by gains on the sale of surplus equipment.
     Operating income Our operating income increased $2.8 million, or 171% to $4.5 million in the third quarter of 2005 compared to $1.7 million last year, and our operating margin increased to 7.3% in the third quarter of 2005 compared to 4.1% for the third quarter of 2004. This was largely driven by the 77% increase in gross profits without a corresponding increase in general and administrative expenses.
     Interest expense, net of interest income Interest expense, net of interest income decreased by $59,000 in the third quarter of 2005, due to increases in interest income earned on contracts receivable and to lower revolving credit balances throughout the quarter

     Minority interest In December 2004 we purchased the 19.9% of SHH that we did not previously own. Accordingly, there is no minority interest expense recorded in the current quarter.
     Income taxes Federal income tax expense is computed at the expected rate for the year of 34%. Income tax expense increased by $1.1 million in the third quarter of 2005, due to the higher earnings level. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards.
     Net income from continuing operations Our net income from continuing operations increased $2.1 million, or 320% to $2.7 million in the third quarter of 2005 from $0.6 million in our third quarter last year. This growth was due to our strong gross profit and commensurate higher operating income, as well as the absence of minority interest expense this year.
     Discontinued operations SCPI reported sales of $4.9 million, a decrease of $0.5 million from the prior year third quarter, due primarily to decreases in sales of automotive products. Gross margins improved to 14.2 % from 13.6% last year, due to price increases and to the mix of products sold. Operating income was $171,000 compared with $165,000 in the prior year third quarter. Net of interest expense of $78,000 and taxes at a 34% expected rate, SCPI reported income of $57,000 in the current year third quarter, compared with $68,000 last year.
Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

(dollar amounts in thousands):	2005	2004	% change
Revenues	$157,805	$95,161	65.8%
Gross profit	16,264	11,191	45.3%
Gross profit %	10.3%	11.8%	(12.4%)
General and administrative expenses	6,771	5,844	15.9%
Operating income	9,493	5,347	77.5%
Operating income %	6.0%	5.6%	7.1%
Interest expense, net	1,198	1,053	13.8%
Income from continuing operations, before minority interest	8,295	4,294	93.2%
Minority interest	—	862	(100%)
Income taxes	2,820	1,167	141.6%
Net income from continuing operations	5,475	2,265	141.7%
Net income from discontinued operations	532	342	55.6%
Net income	$6,007	$2,607	130.4%
     Revenues Our revenues increased $62.6 million or 66%, to $157.8 million in the first nine months of 2005, compared to $95.2 million in the first nine months last year. Revenues from state highway work increased $23.0 million, or 75%, and municipal revenues increased $39.6 million, or 61%, compared with the prior year. These increases were due to several factors, including:
     •      a growing backlog, which enabled us to expand our equipment fleet and to hire more field crews, especially in the San Antonio market;
     •       the continuing expansion of our construction capabilities which has allowed us to bid for and take on more complex work; and
     •       certain water main projects in process in the third quarter of the current year included large diameter pipe, facilitating greater revenues to be generated by our crews; and

     •       better weather in the first half of 2005 provided for continuous work on construction projects, compared with one of the wettest periods on record in the first half of 2004
     Gross profit Gross profit for the first nine months of 2005 increased $5.1 million, or 45%, to $16.3 million, compared with gross profit in our first nine months of 2004 of $11.2 million. The improvement was due to the 66% revenue increase, offset by lower gross margins, which decreased to 10.3% of revenues from 11.8% in the prior year. Although we have seen a gradual improvement in gross margins in our backlog in 2005 compared with 2004, the second quarter of 2004 reported much higher gross margins than usual due to the successful completion of a number of contracts. Also, there were losses in the first half this year on some smaller contracts in the Dallas/Fort Worth market.
     General and administrative expenses, net of other income and expense General and administrative expenses increased by $927,000, or 16%, for the first nine months of 2005, due principally to the hiring of additional personnel to support our enlarged backlog, to increases in variable compensation accruals reflecting our improved profit levels, and to increased accounting and legal fees.
     Operating income Our operating income increased $4.1 million, or 78% to $9.5 million in the first nine months of 2005 from $5.3 million in the same period of 2004. This increase is due primarily to our increased gross profit levels. Our operating margin increased to 6.0% for the first nine months of 2005 compared to 5.6% for the same period of 2004. This was also due to our increased gross profits and the efficiencies associated with scale in our operations.
     Interest expense, net of interest income Interest expense, net of interest income increased $0.1 million from the prior year, due primarily to the issuance of debt in December 2004 in connection with the purchase of the minority interest in SHH.
     Minority interest In December 2004 we purchased the 19.9% of SHH that we did not previously own. Accordingly, there was no minority interest expense recorded in the current year.
     Income taxes Federal income tax expense is computed at the expected rate of 34%. Income tax expense increased by $1.7 million for the first nine months of 2005 due to the higher earnings level. Our federal income taxes are largely sheltered by net operating loss carryforwards.
     Net income from continuing operations Our net income from continuing operations increased by $3.2 million or 142% to $5.5 million for the first nine months of 2005 compared to $2.3 million in the first nine months of 2004. This increase was due to the higher operating income and the absence of minority interest expense this year.
     Discontinued operations SCPI reported sales of $17.6 million, essentially unchanged from the prior year. Gross profit increased by approximately $200,000, reflecting an improvement in gross margins to 15.6% of sales compared with 14.5% in the first nine months of the prior year, due to changes in product mix and certain price increases. Operating income was $1.0 million compared with $715,000 in the prior year. Net of interest expense of $202,000 and taxes at an expected rate of 34%, SCPI reported income of $532,000 in the current year, compared with $342,000 in the first nine months of 2004.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the nine months ended September 30, 2005 and 2004.

	Nine months ended
	September 30,
(in thousands) (unaudited)	2005	2004
Cash and cash equivalents	$20,138	$2,850
Net cash provided by (used in) continuing operations:
Operating activities	25,368	(980)
Investing activities	(9,678)	(2,374)
Financing activities	999	3,553
Cash from discontinued operations	132	387
Capital expenditures	$9,948	$2,527
Working capital	$22,599	$18,167
Operating activities
     Significant non-cash items included in operating activities are:
     •       depreciation and amortization, which for the nine months totaled $3.8 million, an increase of $0.3 million from last year, as a result of the increase in the size of our construction fleet in 2005;
     •       deferred tax expense increased by $1.6 million due to the increase in operating income.
     Despite the significant increase in revenues this year, there was a reduction in total working capital requirements of $13.1 million, whereas there was an increase in working capital requirements last year of $9.5 million. The significant components of the changes in working capital are as follows:
     •       there was a decrease of $2.6 million in costs in excess of billings on uncompleted contracts this year, compared with an increase of $3.9 million last year. These changes reflect the resolution of timing differences as contracts progress;
     •       billings in excess of costs on uncompleted contracts increased by $7.5 million this year, whereas last year there was a decrease of $5.0 million. These changes principally reflect fluctuations in the timing and amount of mobilization payments to assist in the start-up on certain contracts;
     •       trade payables increased by $14.9 million this year, compared with an increase of $4.5 million last year, principally reflecting the increased level of revenues this year;
     •       contracts receivable increased $14.5 million this year, compared with an increase of $6.9 million last year, principally reflecting the revenue increase and related level of customer retentions.
Financing activities
     Expenditures to expand our construction fleet were $9.9 million in the first nine months of 2005, compared with $2.5 million last year. The much enlarged contract backlog required a significant expansion in our fleet this year.
Investing activities
     Cash provided by operations, combined with the reduced level of working capital, more than offset the high level of capital expenditures this year, funding long-term debt repayments of

$2.2 million and resulting in a substantial increase in our cash position. For the first nine months of 2005 cash increased by $16.7 million, of which $2.4 million was derived from an increase in our revolving line of credit. Last year there was an increase in the line of credit of $5.3 million because capital expenditures, long-term debt repayments and working capital requirements exceeded cash provided by operations.
     Funds received from the exercise of warrants by NASCIT and options by employees and directors increased by $400,000 compared with last year.
Liquidity
     The level of working capital for our construction business varies due to fluctuations in the levels of cost and estimated earnings in excess of billings, and of billings in excess of cost and estimated earnings, based in part on revenue levels; the size and status of contract mobilization payments, of customer receivables and of contract retentions; and the level of amounts owed to suppliers and sub-contractors. Some of these fluctuations can be significant.
Sources of Capital
     In addition to cash provided from operations, we use our revolving line of credit to finance working capital needs and capital expenditures.
     We have three-year revolving line of credit, maturing in May 2007, with Comerica Bank providing for a maximum line of $17.0 million, subject to a borrowing base. The line of credit carries interest at the lender’s prime rate, subject to achievement of certain financial targets and is secured by the equipment and real estate owned by TSC. At September 30, 2005, the interest rate payable under the line of credit was 6.75%. At September 30, 2005, we had cash and cash equivalents of $20.1 million and availability under the line of credit of $1.3 million. By the terms of the revolver, we are required to maintain financial covenants of debt, current and cash flow coverage ratios and at September 30, 2005, we were in compliance with all of these covenants.
Risk Factors
     The Company is subject to various risks and uncertainties. Many factors affect the bidding climate, including, but not limited to, fluctuations in the Texas economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability, financial viability and contract backlogs. Factors outside the bidding climate include, but are not limited to: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect our ability to obtain new contracts; (c) the extent to which our self-insurance plans experience abnormal losses; (d) our dependence upon subcontractors and third party suppliers of materials; (e) the price and availability of petroleum products, steel, cement and other construction materials (including, for example, recent market shortages of aggregates and cement), which can significantly fluctuate and impact operating expense; (f) the availability of heavy construction equipment, and (g) the availability of qualified management, supervisory and field personnel.
Inflation
     We do not believe that inflation has had a material negative impact on our operations or financial results during recent years, although increases in oil prices have recently affected the costs of operating our construction fleet and will affect transportation costs and some material costs.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
     We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure is related to changes in interest rates. We manage our interest rate risk by balancing in part our exposure to fixed and variable interest rates while attempting to minimize interest costs.
     Financial derivatives are used as part of our overall risk management strategy. These instruments are used to manage risk related to changes in interest rates. The Company’s portfolio of derivative financial instruments consists of interest rate swap agreements, which are used to convert variable interest rate obligations to fixed interest rate obligations, thereby reducing the exposure to increases in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates fluctuate, with the offset recorded in interest expense.
     An increase of 1% in the market rate of interest would have increased our interest expense for the three and nine months ended September 30, 2005 by approximately $39,000 and $195,000, respectively.
     We apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, pursuant to which our interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
     Because we derive no revenues from foreign countries and have no obligations in foreign currency, we experience no direct foreign currency exchange rate risk. However, prices of certain raw materials and consumables, such as oil, steel and cement, may be affected by currency fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures”, as that phrase is defined in Rules 13a-14 and 15d-14 of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.
     Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2005. Based on their evaluation, they concluded that our controls and procedures are effective.
     During the period July 1 through September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material legal proceedings outstanding against the Company.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
(a) Exhibits
     #*10.1 Employment Agreement dated as of July 13, 2005, by and between Maarten D. Hemsley and Sterling Construction Company, Inc.,
     *31.1 Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
     *31.2 Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
     *32.0 Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

#	Management contract or compensatory plan or arrangement

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: November 7, 2005	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date: November 7, 2005	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer