Form 10-K/A
period 2004-12-31
STERLING CONSTRUCTION CO INC
filed 2005-11-10
CIK 874238

FORM 10-K/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-19450
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	25-1655321 I.R.S. Employer Identification Number

2751 Centerville Road Suite 3131
Wilmington, Delaware Address of principal executive offices	19803 Zip Code
Registrant’s telephone number, including area code: (281) 821-9091
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.01 par value per share
Preferred Shares Purchase Rights
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Second 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ or No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
Aggregate market value at June 30, 2004 of the voting stock held by non-affiliates of the registrant: $15,557,732.
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

Explanatory Note
This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is being filed primarily to clarify certain items related to the purchase of the minority interest in Sterling Houston Holdings, Inc. (the “Put Transaction”), to reclassify the accretion of interest in 2003 and 2002 as a non-cash item in the cash flow statement and to clarify the effectiveness of its internal controls at December 31, 2004.
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
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
Item 4A. Executive Officers of the Company
     Executive officers of the Company are as follows:

Name	Age	Position
Patrick T. Manning	59	Chairman of the Board and Chief Executive Officer of the Company; President and Chief Executive Officer of SHH
Joseph P. Harper, Sr.	59	President, Chief Operating Officer and Director of the Company; Treasurer of SHH

Name	Age	Position
Maarten D. Hemsley	55	Chief Financial Officer and Director of the Company; Chief Financial Officer of SCPI
Roger M. Barzun,	63	Vice President, Secretary and General Counsel of the Company
Terrance W. Allan	53	President and Chief Executive Officer of SCPI
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

			Fiscal 2002	Fiscal 2001
	Fiscal 2004	Fiscal 2003	December	December 31,	Fiscal 2000
	December 31,	December 31,	31, 2002	2001 (c)(d)	February 28,
	2004	2003	(Restated)	(ten months)	2001(a)(d)
Operating results:
Revenues	$154,178	$169,532	$134,317	$66,121	$20,694

Income (loss) from continuing operations before minority interest and income taxes	$4,697	$8,924	$4,345	$(1,965)	$(7,044)
Minority interest (e)	(962)	(1,627)	(873)	(647)	—
Current income tax expense	(186)	(246)	(14)	(14)	(27)
Deferred income tax benefit (expense) (b)	2,104	(1,632)	(106)	—	—

Income (loss) from continuing operations	5,653	5,419	3,352	(2,626)	(7,071)
Income from discontinued operations (a)	—	—	—	—	399

Net income (loss)	$5,653	$5,419	$3,352	$(2,626)	$(6,672)

Basic and diluted per share amounts:
Basic earnings (loss) per share from continuing operations	$1.06	$1.06	$0.66	$(0.52)	$(1.43)
Basic earnings per share from discontinued operations	$—	$—	$—	$—	$0.09

Basic earnings (loss) per share	$1.06	$1.06	$0.66	$(0.52)	$(1.34)

Basic weighted average shares outstanding	5,343	5,090	5,062	5,056	4,943

Diluted earnings (loss) per share from continuing operations	$0.81	$0.84	$0.56	$(0.52)	$(1.43)
Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$0.09

Diluted earnings (loss) per share	$0.81	$0.84	$0.56	$(0.52)	$(1.34)

Diluted weighted average shares outstanding	7,028	6,488	6,102	5,056	4,943

Cash dividends declared	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Balance sheet statistics:
Total assets	$89,544	$75,578	$72,757	$59,138	$16,507
Long-term obligations	$22,012	$19,958	$34,323	$30,241	$4,633
Book value per share of common stock	$4.77	$3.24	$2.14	$1.21	$(2.01)

(a)	Upon completion of the sale of Dowling’s Fleet Services, Inc. in fiscal 2000, the Company recorded income of $399,000.

(b)	In December 2001, the Company recorded a deferred tax asset that exceeded its valuation allowance (see Note 8 to the Consolidated Financial Statements).

(c)	In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for fiscal 2001 are for the ten month period March 1 to December 31, 2001.

(d)	In July 2001, the Company increased its percentage ownership in SHH from 12% to 80.1%. The original investments were recorded using the cost method. The subsequent acquisition in July 2001 resulted in step-acquisition treatment of the original investments. Fiscal 2000 has been restated to reflect this treatment.

(e)	Minority interest represented the 19.9% of SHH not owned by the Company until December 2004.

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
Contractual Obligations
     Fixed, noncancelable obligations of the Company at December 31, 2004 are as follows (in thousands):

	Payments due by period
		Less than	One - three	Four - five	More than
	Total	one year	years	years	five years
Debt	$16,954	$3,625	$13,329
Capital leases	58	25	23	10	—
Operating leases	1,604	555	1,049	—	—
Related party notes	11,349	3,593	3,878	3,878	—
Other long-term liabilities	1,018	123	246	246	403

	$30,983	$7,921	$18,525	$4,134	$403

     To assure the material prices and sub-contracting costs used in tendering bids for construction contracts, the Company obtains firm quotations from its suppliers and sub-contractors, and is therefore rarely exposed to any price or availability risk on contracts in backlog. Such agreements do not include any quantity guarantees, so that the

Company has no obligation for materials or sub-contract services beyond those required to complete the respective contracts.
     The Company’s obligations for interest are not included in the table above, as these amounts vary according to the levels of debt outstanding at any time. Interest on the Company’s Revolving Lines of Credit is paid monthly and fluctuates with the balances outstanding during the year, as well as fluctuations in interest rates. In Fiscal 2004 such interest was approximately $700,000. The Company also pays interest on a quarterly basis on its related party debt, as discussed further below, which amounts are expected to be approximately $1.2 million in the next year, an aggregate of $1.6 million for the one to three year period, and an aggregate of $579,000 in the four to five year period. All other debt is expected to have interest of approximately $60,000, $120,000 and $120,000 in the periods above.
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
Cash Flows
Cash flows for the past three years are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Cash and cash equivalents	$3,518	$2,765	$2,406
Net cash provided by (used in):
Operating activities	2,937	17,799	5,106
Investing activities	(5,843)	(4,280)	(6,902)

	December 31, 2004	December 31, 2003	December 31, 2002
Financing activities	3,659	(13,160)	1,318

Capital expenditures	(3,589)	(4,350)	(4,346)
Working capital, December 31	15,754	6,488	11,747
     In fiscal 2004, cash provided by operations decreased by $14.9 million compared with fiscal 2003. The decrease was due to lower income from operations which decreased from $15.8 million to $9.6 million, combined with a net increase in working capital of $8.7 million, which was principally due to changes in working capital employed for construction contracts, as follows:
     • Contracts receivable decreased in 2004 by $0.3 million compared with an increase of $4.3 million in 2003. The substantial increase in 2003 was due to higher levels of retainage on certain contracts.
     • Costs and estimated earnings in excess of billings on uncompleted contracts increased by $4.6 million in 2004 compared with a decrease of $1.5 million in 2003. The substantial increase in costs in excess in 2004 was due to timing differences on several significant contracts.
     • Billings in excess of costs and estimated earnings on uncompleted contracts decreased in 2004 by $5.3 million, compared with an increase of $6.2 million in 2003. These changes resulted principally from the receipt in 2003 of mobilization payments from customers to assist in the start-up of some larger projects, which were applied during 2004 as work on those contracts progressed.
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
     The Company measures its performance principally through its operating profit. In addition to the Company’s audited consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), management sometimes uses non-GAAP measures, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) that it believes are appropriate to enhance an overall understanding of the Company’s financial performance and future prospects. Non-GAAP measures, which are adjusted to exclude certain costs from the comparable GAAP measures of net income, are considered among the indicators management uses as a basis of evaluating financial performance as well as for forecasting future periods. In addition, the Put price was determined as a multiple of EBITDA, and certain management bonuses are calculated according to EBITDA. .For these reasons, management believes the non-GAAP measure of EBITDA can be useful to investors, potential investors and others.
     Although EBITDA is not a recognized measurement under GAAP, management believes that the presentation of EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the construction industry. In addition, management believes that EBITDA is useful in evaluating operating performance compared to that of other companies in the industry because the calculation of EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
EBITDA has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to the Company’s consolidated results of operations, as follows:
EBITDA does not include interest expense. Because the Company has borrowed money in order to finance its operations, interest expense is a necessary element of costs and the Company’s ability to generate revenue. Therefore any measure that excludes interest expense or operating lease expense has this material limitation.
EBITDA does not include income tax expense. Because the payment of taxes is a necessary element of the Company’s operations, any measure that excludes income tax expense has this material limitation.
EBITDA does not include depreciation and amortization expense. Because the Company uses capital assets, depreciation is a necessary element of costs and the Company’s ability to generate revenue. Therefore any measure that excludes depreciation and amortization expense has this material limitation.
EBITDA may differ from the EBITDA calculations of other companies in its industry, limiting its usefulness as a comparative measure, and therefore has this material limitation.
Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to the Company to invest in the growth of its business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only supplementally. The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial statements prepared in accordance with GAAP.
     Consolidated revenues and operating profit for fiscal 2004 decreased 9% and 40% respectively, from the exceptional levels that were achieved in fiscal 2003.

($ thousands)
Fiscal 2004	Construction	Distribution	Corporate	Total
Revenues	$132,478	$21,700		$154,178
Gross profit	13,261	3,237		16,498
Operating income (loss)	7,088	827	(1,524)	6,391
Net income				$5,653
Add back:

($ thousands)
Fiscal 2004	Construction	Distribution	Corporate	Total
Interest				1,695
Taxes				(1,918)
Depreciation and amortization				4,628
EBITDA				$10,058

Fiscal 2003	Construction	Distribution	Corporate	Total
Revenues	$149,006	$20,526		$169,532
Gross profit	17,825	3,055		20,880
Operating income (loss)	12,258	576	(1,837)	10,997
Net income				$5,419
Add back:
Interest				2,074
Taxes				1,878
Depreciation and amortization				4,807
EBITDA				$14,178
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
Interest and Taxes
     Interest expense decreased by $379,000 in fiscal 2004 compared with the prior year. In April 2003, the Company paid in full a $1.0 million note to KTI, Inc., and principal payments were made on the subordinated debt. The subordinated debt was paid in full in September 2004.
     The Company annually reviews its deferred tax loss carryforwards based on its estimate of future operating results. In fiscal 2004, the Company evaluated its potential future operating results and decreased its deferred tax valuation allowance, estimating that fewer tax loss carryforwards would expire unused, resulting in a deferred tax credit of $2.1 million to its results of operations. In 2003, based on the Company’s estimate of future operating results, the Company recorded deferred income tax expense of $1.6 million at the expected rate of 34%, reduced by the utilization of net operating loss carryforwards against current taxable income. The Company’s federal income taxes are largely sheltered by the use of net operating loss carryforwards.
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
Interest and Taxes
     The Company’s interest expense decreased by $569,000 in fiscal 2003 compared with fiscal 2002 due to the payment over the year on the subordinated shareholder notes, and to lower average balances throughout the year on the revolving line of credit at SHH, resulting in reduced interest expense.

     The Company recorded deferred tax expense of $1.6 million at the expected rate of 34%, offset by the utilization of net operating loss carryforwards against current taxable income. In December, 2002, the Company evaluated and decreased its deferred tax valuation allowance, thereby reducing tax expense to $106,000. The Company’s federal income taxes are largely sheltered through the use of net operating loss carryforwards.
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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

		Deferred	Additional
	Common	Compensation	Paid-in	Accumulated	Treasury
	Stock	Expense	Capital	Deficit	Stock	Total
Balance at December 31, 2001	$50	—	$65,900	($59,816)	($1)	$6,133

Stock issued upon option exercise	*		9			9
Reduction of valuation allowance - deferred tax asset (restated)			1,332			1,332
Net income (restated)				3,352		3,352

Balance at December 31, 2002 (restated)	50	0	67,241	(56,464)	(1)	10,826

Stock issued upon option exercise	1		108			109
Stock options granted		(439)	439			0
Deferred compensation expense		300				300
Write off of discounted warrants			(18)			(18)
Net income				5,419		5,419

Balance at December 31, 2003 (restated)	51	(139)	67,770	(51,045)	(1)	16,636

Stock issued upon option exercise	2		403			405
Stock options granted		(403)	403			0
Deferred compensation expense		381				381
Conversion of debt to stock	5		1,714			1,719
Shares issued upon settlement of put	16		8,051			8,067
Privatization of SCPI			(49)			(49)
Reduction of valuation allowance-deferred tax asset			2,396			2,396
Net income				5,653		5,653

Balance at December 31, 2004	$74	($161)	$80,688	($45,392)	($1)	$35,208

*rounds to less than one thousand
The accompanying notes are an integral part of this consolidated financial statement

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(Dollar amounts in thousands)

			Restated
	2004	2003	2002
Cash flows from operating activities:
Income from operations	$5,653	$5,419	$3,352
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	4,628	4,807	3,855
Bad debt expense	116	232	259
Loss (gain) on sale of property and equipment	4	(11)	(47)
Deferred tax expense (benefit)	(2,104)	1,632	106
Deferred compensation expense	381	300	—
Minority interest in net earnings of subsidiary	962	1,627	873
Increase in put liability	—	1,001	521
Accretion of zero coupon notes	—	744	761
Other changes in operating assets and liabilities, net of effect from acquisitions:
(Increase) decrease in accounts receivable	(558)	944	(1,391)
Decrease (increase) in contracts receivable	254	(4,286)	(7,023)
Decrease (increase) in inventories	317	(1,464)	748
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,603)	1,512	(1,061)
(Increase) decrease in prepaid expense and other assets	(420)	(1,548)	331
Increase (decrease) in trade payables	3,750	(195)	2,364
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(5,265)	6,201	(472)
Increase in accrued compensation and other liabilities	(178)	,884	1,930

Net cash provided by operating activities	2,937	17,799	5,106
Cash flows from investing activities:
Net cash paid upon acquisition of Kinsel business	—	—	(2,662)
Net cash paid upon acquisition of SHH minority interest	(2,446)	—	—
Additions to property and equipment	(3,589)	(4,350)	(4,346)
Proceeds from sale of property and equipment	192	70	106

Net cash used in investing activities	(5,843)	(4,280)	(6,902)
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
    Distribution
     Revenue is recognized when all of the following criteria are met:
—	Persuasive evidence of an arrangement exists

—	Delivery has occurred or service has been rendered

—	The seller’s price to the buyer is fixed or determinable, and

—	Collectibility is reasonably assured.
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

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Numerator:
Net income	$5,653	$5,419	$3,352
Interest on convertible debt, net of tax	44	44	44

Net income before interest on convertible debt	$5,697	$5,463	$3,396

Denominator:
Weighted average common shares outstanding — basic	5,343	5,090	5,062
Shares for convertible debt	—	224	224
Shares for dilutive stock options and warrants	1,685	1,174	816

Weighted average common shares outstanding and assumed conversions — diluted	7,028	6,488	6,102

Basic earnings per common share:
Net income per common share	$1.06	$1.06	$0.66

Diluted earnings per common share:
Net income per common share	$0.81	$0.84	$0.56

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
Put Liability and Exercise of the Put
     As part of the Sterling Transaction (see Note 4), the Company granted certain selling shareholders (the “Selling Shareholders”) a “Put” option for the remaining 19.9% of SHH stock owned by them, pursuant to which they had the right to sell the remaining SHH shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per SHH share. The price of the Put was based on a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the twelve months immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability on the effective date of the Sterling Transaction, July 18, 2001. The fair value of the Put was reviewed quarterly and changes were reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million. In the fourth quarter of fiscal 2003, exceptionally strong earnings during 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of SHH, an updated estimate of the Put price was established in December 2003 and the Put liability was increased by $1.0 million. At the end of each of the quarters ended March 31, 2004 and June 30, 2004, the Company evaluated the fair value of the Put and determined that no adjustment was necessary, as the Put value was determined to be the difference between the fair value of 19.9% of SHH and the expected exercise price. Therefore, any increase in the expected Put exercise price, being driven by an increase in SHH’s EBITDA, reflected an underlying proportional increase in the fair value of SHH. In addition, the final computation of the Put price was based on a 12 month lookback of EBTIDA at SHH. This lookback was not completed until November 2004, and therefore, no adjustment was made to the Put liability in March and June 2004.
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

Reclassifications:
     Certain prior years’ balances have been reclassified to conform to current year presentation.
2. Restatement of 2002 Results
     Management’s review of the valuation of the deferred tax asset in 2004 led to the discovery of a misclassification in the 2002 deferred tax valuation allowance between deferred income tax benefit and accumulated paid-in capital. The following have been restated to reflect this misclassification, (dollar amounts in thousands, except per share data):

	Original 10-K filing	Adjustment	Adjusted Balance
2003 Balance sheet
Additional paid in capital	66,400	1,370	67,770
Accumulated deficit	(49,675)	(1,370)	(51,045)

2002 Income statement
Deferred tax credit	(1,264)	1,370	106
Net income	4,722	(1,370)	3,352
Earnings per share, basic	$0.93	($0.27)	$0.66
Earnings per share, diluted	$0.78	(0.22)	$0.56

Statement of stockholders’ equity
Reduction of valuation allowance-deferred tax asset	(38)	1,370	1,332
Net income	4,722	(1,370)	3,352

2002 Cash flow statement
Income from operations	4,722	(1,370)	3,352
Deferred tax benefit	(1,264)	1370	106
3. Property and Equipment
     Property and equipment are summarized as follows (in thousands):

	December 31,
	2004	December 31, 2003
Construction equipment	$26,550	$24,367
Transportation equipment	4,406	4,174
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,462	1,378
Land	182	182

	34,490	31,991
Less accumulated depreciation	(13,263)	(9,611)

	$21,227	$22,380

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
     The Put price was satisfied by cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock at a negotiated value of $4.00 per share to determine the number of shares to be issued in the transaction, which represented a premium to the market price on the date of exercise in July. At the date the terms were settled and announced, November 13, 2004, the common stock was recorded at a fair value of $5.14 per share. The cash owed to the selling shareholders and the notes issued in connection with the Put accrued interest from November 13, 2004 until the date of closing, December 22, 2004.
     The final settlement of the Put transaction resulted in an increase of approximately $5.1 million to the Company’s reported amount of goodwill related to SHH. The Company determined that there were no adjustments to the fair value of the underlying value of the assets and liabilities of SHH, as book value approximated market value in all material aspects.
     The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date the terms of the Put were settled (in thousands):
At November 13, 2004

Current assets	$7,600
Property, plant and equipment (net)	4,000
Goodwill	5,100
Total assets acquired	16,700

Current liabilities	(4,200)
Long-term liabilities	(3,200)
Total liabilities assumed	(7,400)
Put liability	$5,800

Purchase price	$15,100

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
(d) Reflects the issuance of 1.8 million of shares of common stock in part satisfaction of the Put consideration and certain notes.
5. Line of Credit and Long-Term Obligations
          Long-term obligations consist of the following (in thousands):

	December 31,	December 31,
	2004	2003
SHH Revolving Credit Agreement, due May 2007	$13,329	$6,568
Subordinated debt, due quarterly through September 2004	—	1,500
Subordinated zero coupon notes	—	5,213
SCPI Revolving Credit Agreement, due May, 2006	3,625	2,660
Other related party debt	250	1,795
Mortgage payable, due monthly through June 2016	1,018	1,141
Insituform Notes due quarterly through September 2004	—	563
Convertible subordinated notes, due December 2004	—	560
Management/director notes due December 2009	3,341	—
NASCIT five year-note, due December 2009	1,405	—
Management notes issued at settlement of the Put, due December 2009	6,353	—
Other	58	58

	29,379	20,058
Less current portion	(6,243)	(5,678)

Net long-term portion	$23,136	$14,380

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

The zero coupon notes were discounted at a rate of 12%, maturing four years from the date of closing of the Sterling Transaction, subject to earlier payment in the event the SHH Put was exercised before such date. Employee selling shareholders of SHH received an aggregate face value of $3.8 million in zero coupon notes, in which Mr. Manning and Mr. Harper received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively and warrants for 63,498 shares and 81,301 shares, respectively. North Atlantic Smaller Companies Investment Trust (“NASCIT”), an investor in SHH, received a note in the face value of $4 million. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to NASCIT in consideration of the forgiveness of six months’ interest on such notes. Accretion on the zero coupon notes was $617,000 and $744,000 in fiscal 2004 and 2003, respectively.
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
Maturity of Debt
          The Company’s long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal Year
2005	$6,243
2006	2,355
2007	15,683
2008	2,322
2009	2,297
Thereafter	479

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
          The Company’s other debt is to management and directors, as to which book value is considered to be equal to fair value. As these notes are subordinated to the Company’s lines of credit, they are subject to a greater degree of risk. Management believes that the 12% interest rate approximates market rates of interest for similar subordinated debt.
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
          The following tables summarize the activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at 12/01:	128,573	$2.58	87,502	$1.77	866,284	$1.46
Granted
Exercised					(13,500)	$1.07
Expired/forfeited	(29,157)	$2.00	—		(30,000)	$1.68

Outstanding at 12/02:	99,416	$2.75	87,502	$1.77	822,784	$1.46
Granted	—		—
Exercised	(14,996)	$2.75	—		(50,000)	$2.75
Expired/forfeited	—		—		(2,400)	$1.35

Outstanding at 12/03:	84,420	$2.75	87,502	$1.77	770,384	$1.48
Granted
Exercised		$2.75	(37,170)	$1.83	(162,192)	$1.95
Expired/forfeited	—		(3,000)	$2.75	(29,996)	$2.42

Outstanding at 12/04:	84,420	$2.75	47,332	$1.67	578,196	$1.29

	1998 Omnibus Plan (a)		2001 Stock Incentive Plan
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at 12/01:	540,500	$0.54	97,400	$1.50
Granted	10,000	$1.50	55,900	$1.73
Expired/forfeited	—		—

Outstanding at 12/02:	550,500	$0.55	153,300	$1.58
Granted			60,800	$3.05
Exercised	(10,000)	$0.50
Expired/forfeited	—		—

Outstanding at 12/03:	540,500	$0.56	214,100	$2.00

Granted			157,800	$3.10
Exercised	(20,375)	$1.05	420	$2.04
Expired/forfeited	(1,500)	$1.00	(7,180)	$1.82

Outstanding at 12/04:	518,625	$0.54	364,300	$2.48

(a)	Of the options to purchase 600,000 shares granted in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The option to purchase 41,000 shares granted in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.
          The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

		Options outstanding		Options exercisable
		Weighted average
Range of exercise		remaining	Weighted average		Weighted average
price per	Number of	contractual life	exercise price per	Number of	exercise price per
share	shares	(years)	share	shares	share
$0.50 - $0.88	885,532	8.01	$0.67	885,532	$0.67
$1.00 - $1.50	214,025	5.85	$1.27	195,925	$1.25
$1.73 - $2.00	61,600	6.60	$1.77	31,041	$1.80
$2.75 - $3.38	431,716	5.97	$2.93	229,617	$2.80

	1,592,873		$1.41	1,342,115	$1.13

          At December 31, 2003, options to purchase 1,547,250 shares were exercisable at a weighted average exercise price of $1.24 per share.
          The weighted average fair value per share of all options granted during fiscal 2004, 2003 and 2002 was $2.55, $2.49 and $1.45, respectively.
          The pro forma adjustments were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Risk free interest rate	4.00%	4.00%	4.00%
Expected volatility	78.0%	77.0%	79.0%
Expected life of option	10.0 years	10.0 years	10.0 years
Expected dividends	None	None	None
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
Self-Insurance
     SHH is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and claims that have been incurred but not reported through December 31, 2004. The Company has obtained reinsurance coverage for the policy period from June 1, 2004 through May 31, 2005 as follows:
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
Litigation
     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company. In 2003, Ames filed a preference claim against SCPI, which the Company believes is largely without merit. The Company does not believe that the liability for any successful preference action by Ames could exceed the amount due to the Company by Ames on its post-petition administrative claim, which has been largely written-off. Accordingly, the Company does not believe that the outcome of the Ames matters will have a material impact on the Company’s financial condition.
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
     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2004. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures were not effective at December 31, 2004 for the reasons stated below.
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
Item 9(B). Other Information
     Effective January 1, 2005, the fee structure for non-employee directors was changed to provide for meeting of Stockholders): fees and to add an annual fee for the Chairman of the Compensation Committee as summarized in the table below:

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
     3. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 20, 1991 (filed as Appendix A to the Proxy Statement/Prospectus dated April 16, 1991 of the Company and Steel City Products, Inc.) (SEC Commission file number 0-2572).

2.2	Transaction Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company and Certain Stockholders of Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

3.1	Restated and Amended Certificate of Incorporation (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996).

3.2	By-laws, as amended through January 13, 1998 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

Exhibit No.	Description
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock dated as of February 10, 1998 (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

4.2	Warrant to Purchase Common Stock of Oakhurst Company, Inc. issued to KTI, Inc., dated July 3, 2001 (filed as Exhibit B to Exhibit 10.26 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 21, 2001).

4.3#	Form of Warrant to Purchase Common Stock of Oakhurst Company, Inc., dated July 18, 2001 (filed as Exhibit 4.3 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.2	The 1994 Omnibus Stock Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.3#	The 1994 Non-Employee director Stock Option Plan with form of option agreement (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995 [SEC Commission file number 0-19450).

10.5	Rights Agreement, dated as of December 29, 1998 between Oakhurst Company, Inc. and American Stock Transfer and Trust Company, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed on January 5, 1999.

10.6#	Amendment to the 1994 Omnibus Stock Plan, amended as of December 18, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

10.10#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Patrick T. Manning. (filed as Exhibit 10.10 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.11#	Subordinated Promissory Note, dated July 18, 2001, by Sterling Construction Company to Joseph P. Harper, Sr. (filed as Exhibit 10.11 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.12#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Patrick T. Manning. (filed as Exhibit 10.12 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.13#	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.13 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.14#	Secured Promissory Note, dated July 19, 2001, by Oakhurst Technology, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.143 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.15#	Subordinated Promissory Note, dated July 19, 2001, by Oakhurst Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.15 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

Exhibit No.	Description

10.16#	Secured Promissory Note, dated October 18, 1999, by Oakhurst Technology, Inc. to Robert M. Davies, (filed as Exhibit 10.16 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.17#	Amendment to Secured Promissory Note dated October 18, 1999, dated July 13, 2001, by and between Oakhurst Technology, Inc. and Robert M. Davies. (filed as Exhibit 10.17 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.18#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company, Inc. to Robert M. Davies. (filed as Exhibit 10.18 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.19#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Robert M. Davies. (filed as Exhibit 10.19 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.20#	Subordinated Promissory Note, dated July 13, 2001, by Oakhurst Company Inc. to Maarten D. Hemsley. (filed as Exhibit 10.20 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.21#	Amendment No. 1 to Subordinated Promissory Note dated July 13, 2001, dated July 19, 2001, by and between Oakhurst Company, Inc. and Maarten D. Hemsley. (filed as Exhibit 10.21 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.22#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Patrick T. Manning. (filed as Exhibit 10.22 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.23#	Amended and Restated Executive Employment Agreement, dated July 18, 2001, by and between Sterling Construction Company and Joseph P. Harper, Sr. (filed as Exhibit 10.23 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.24#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Patrick T. Manning. (filed as Exhibit 10.24 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.25#	Executive Employment Agreement, dated July 18, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.25 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.26#	Employment Agreement, dated May 1, 2000, by and between Sterling Construction Company and Terrance W. Allan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended February 28, 2001).

10.27	Subordinated Promissory Note, dated July 18, 2001, by Oakhurst Company, Inc. to North Atlantic Smaller Companies Investment Trust Plc. (filed as Exhibit 10.27 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

10.28	Oakhurst Group Tax Sharing Agreement, dated July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc., and such other companies set forth therein. (filed as Exhibit 10.28 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001).

Exhibit No.	Description

10.29	Securities Purchase Agreement, dated as of July 18, 2001, by and among JO Capital Management Ltd A/C A, JO Capital Management Ltd A/C B, JO Capital Management Ltd A/C C, Orynx International Growth Fund Limited, Invesco English & International Trust Plc, North Atlantic Small Companies Investment Trust Plc, Oakhurst Company, Inc. and Sterling Construction Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.30#	Stock Pledge Agreement, dated July 19, 2001, by and between Oakhurst Company, Inc. and Joseph P. Harper, Sr. (filed as Exhibit 10.30 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002).

10.31	Amended and Restated Revolving Credit Loan Agreement, dated July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.31 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.32	Amendment to Amended and Restated Revolving Credit Loan Agreement, effective July 18, 2001, between Comerica Bank-Texas and Sterling Construction Company (filed as Exhibit 10.32 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2001)

10.33	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.34	Amendment to Revolving Credit Agreement, dated September 12, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001).

10.35	Amendment No. 2 to Revolving Credit Agreement, effective December 13, 2001 between National City Bank of Pennsylvania and Steel City Products, Inc. (filed as Exhibit 10.35 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.36	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Robert W. Frickel. (filed as Exhibit 10.36 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.37	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Joseph P. Harper, Sr. (filed as Exhibit 10.37 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.38	Convertible Subordinated Note, dated December 31, 2001, by Sterling Construction Company, Inc. to Maarten D. Hemsley. (filed as Exhibit 10.38 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.39	Convertible Subordinated Note, dated January 2, 2002, by Sterling Construction Company, Inc. to Bernard Frank. (filed as Exhibit 10.39 to the Company’s Transition Report on Form 10-K for the ten months ended December 31, 2002)

10.40	Purchase Agreement between Insituform Technologies, Inc. and Texas Sterling Construction, L.P. dated September 23, 2002 (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.41	Put Restructuring Agreement dated September 25, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

Exhibit No.	Description

10.42#	Executive Employment Agreement dated as of July 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc. (filed as exhibit 99.1 to the Company’s 8k dated March 23, 2005)

10.43#	Executive Employment Agreement dated as of July 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc. (filed as exhibit 99.2 to the Company’s 8k dated March 23, 2005)

10.44	Promissory Note dated November 13, 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc.

10.45	Promissory Note dated November 13, 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc.

10.46	Promissory Note dated December 22, 2004 by and between Patrick T. Manning and Sterling Construction Company, Inc.

10.47	Promissory Note dated December 22, 2004 by and between Joseph P. Harper, Sr. and Sterling Construction Company, Inc.

10.48	Promissory Note dated December 22, 2004 by and between Robert M. Davies and Sterling Construction Company, Inc.

10.49	Promissory Note dated December 22, 2004 by and between Maarten D. Hemsley and Sterling Construction Company, Inc.

10.49	Promissory Note dated December 22, 2004 by and between North American Smaller Companies Investment Trust and Sterling Construction Company, Inc.

10.50	The 1998 Stock Option Plan; forms of option agreements

10.51	The 2001 Stock Incentive Plan; forms of option agreements

16	Deloitte & Touche LLP letter to Securities and Exchange Commission dated October 1, 2001 (filed as Exhibit 16 to Form 8-K/A, filed October 5, 2001.)

21	Subsidiaries at December 31, 2004:
Steel City Products, Inc. — Delaware Oakhurst Management Corporation – Texas Sterling Houston Holdings, Inc. – Delaware

23.1*	Consent of Grant Thornton LLP to the incorporation by reference of the filings on Form S-8 dated May 14, 2002.

31.1*	Section 302 Certification of Patrick T. Manning, Chief Executive Officer

31.2*	Section 302 Certification of Maarten D. Hemsley, Chief Financial Officer

32.0*	Certification of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#Management contract or compensatory plan or arrangement.

*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.
Dated: November 10, 2005	By:	/s/ Patrick T. Manning
Patrick Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Patrick T. Manning	Chairman of the Board	November 10, 2005
Patrick T. Manning	Chief Executive Officer
(principal executive officer) Director

/s/ Maarten D. Hemsley	Chief Financial Officer	November 10, 2005
Maarten D. Hemsley	(principal financial and accounting officer)
Director

/s/ Joseph P. Harper, Sr.	President,	November 10, 2005
Joseph P. Harper, Sr.	Director

/s/ John D. Abernathy	Director	November 10, 2005
John D. Abernathy

/s/ Robert M. Davies	Director	November 10, 2005
Robert M. Davies

/s/ Robert W. Frickel	Director	November 10, 2005
Robert W. Frickel

/s/ Christopher H.B. Mills	Director	November 10, 2005
Christopher H.B. Mills

SCHEDULE II
STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C			Column D	Column E
	Balance at			Charges to other
	beginning of	Charged to costs		accounts -	Deductions –	Balance at end
Description	period	and expenses		describe	describe(A)	of period
Allowance for doubtful accounts deducted from trade accounts receivable: Years ended:
December 31, 2004	$1,013	116	(C)	—	114	$1,015
December 31, 2003	$841	232	(B)	—	60	$1,013
December 31, 2002	$588	259	(C)	—	6	$841

(A)	Amounts were deemed uncollectible

(B)	Relates to the bankruptcy filing of Penn Traffic and Hutchins, customers of SCPI

(C)	Relates to the bankruptcy of Ames, a customer of SCPI