Form 10-Q/A
period 2005-03-31
STERLING CONSTRUCTION CO INC
filed 2005-11-16
CIK 874238

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2005, 7,717,342 shares of the Registrant’s Common Stock, $0.01 par value per share were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     This Amendment No. 1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed to clarify certain changes in cash flow, to present a discussion of changes in interest and tax expense, and describe a change in internal controls.

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

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits
(a) Exhibits

SIGNATURES
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer and Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,005	$3,518
Contracts receivable	31,002	26,250
Costs and estimated earnings in excess of billings	5,756	5,884
Trade accounts receivable, less allowance of $1,045 and $1,015, respectively	4,145	2,361
Inventories	6,572	4,525
Deferred tax asset	3,947	3,986
Other	1,453	1,554

Total current assets	53,880	48,078
Property and equipment, net	23,020	21,227
Goodwill	12,863	12,863
Deferred tax asset	6,114	6,493
Other assets	781	883

	19,758	20,239

Total assets	$96,658	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	27,012	18,189
Billings in excess of cost and estimated earnings	7,088	4,477
Short-term debt	4,333	3,625
Short-term debt, related parties	2,139	3,593
Current maturities of long term obligations	156	149
Other accrued expenses	3,790	2,291

Total current liabilities	44,518	32,324
Long-term obligations:
Long-term debt	6,668	13,329
Long-term debt, related parties	7,921	7,755
Other long-term obligations	947	928

	15,536	22,012

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 7,717,342 and 7,378,681 shares issued	77	74
Additional paid-in capital	81,201	80,688
Deferred compensation expense	(108)	(161)
Accumulated deficit	(44,565)	(45,392)
Treasury stock, at cost, 207 common shares	(1)	(1)

Total stockholders’ equity	36,604	35,208

	$96,658	$89,544

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
Contract revenues	$39,413	$25,586
Distribution revenues	6,536	6,723

	45,949	32,309

Cost of contract revenues earned	36,056	22,908
Cost of goods sold, including occupancy, buying and warehouse expenses	5,563	5,776
Selling and administrative expenses, net	2,525	2,468
Provision for doubtful accounts	30	8
Interest expense, net of interest income	547	519

	44,721	31,679

Income before minority interest and income taxes	1,228	630

Minority interest	0	167

Income before income taxes	1,228	463

Income taxes:
State income tax (benefit) expense	(17)	6
Current income tax expense	0	0
Deferred income tax expense	418	189

Total income tax expense	401	195

Net income	$827	$268

Basic net income per share	$0.11	$0.05

Weighted average number of shares outstanding used in computing basic per share amounts	7,389,499	5,172,458

Diluted net income per share	$0.09	$0.04

Weighted average number of shares outstanding used in computing diluted per share amounts	9,283,485	7,266,573

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Income from operations	$827	$268
Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,255	1,181
Bad debt expense	29	8
(Gain) loss on sale of property and equipment	(131)	5
Deferred tax expense	418	189
Deferred compensation expense	53	215
Accretion on zero coupon notes	—	150
Minority interest in net earnings of subsidiary	—	167
Other changes in operating assets and liabilities:
Increase in accounts receivable	(1,813)	(2,184)
Increase in contracts receivable	(4,752)	(55)
Increase in inventories	(2,047)	(547)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	128	(960)
Decrease in prepaid expense and other assets	189	147
Increase in trade payables	8,823	3,225
Increase (decrease)in billings in excess of costs and estimated earnings on uncompleted contracts	2,611	(2,229)
Increase (decrease) in accrued compensation and other liabilities	1,500	(414)

Net cash provided by (used in) operating activities	7,090	(834)
Cash flows from investing activities:
Additions to property and equipment	(3,000)	(531)
Proceeds from sale of property and equipment	164	91

Net cash used in investing activities	(2,836)	(440)
Cash flows from financing activities:
Cumulative daily drawdowns — revolvers	32,523	24,749
Cumulative daily reductions — revolvers	(38,477)	(22,924)
Repayments under long-term obligations	(1,329)	(723)
Effect of SCPI reverse stock split	—	(49)
Issuance of common stock, pursuant to options	516	325

Net cash (used in) provided by financing activities:	(6,767)	1,378
Net (decrease) increase in cash and cash equivalents	(2,513)	104
Cash and cash equivalents at beginning of period	3,518	2,765

Cash and cash equivalents at end of period	$1,005	$2,869

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
2. Recent Accounting Pronouncement
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Inventory Costs — an amendment of ARB No. 43 (“SFAS No. 151”), which is the result of its efforts to converge United States accounting standards for inventories with International Accounting Standards. SFAS No. 151 required idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have an impact on its consolidated financial statements.
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
4 Property and Equipment

	March 31, 2005
(dollars in thousands)	(Unaudited)	December 31, 2004
Construction equipment	$28,410	$26,550
Transportation equipment	5,119	4,406
Buildings	1,488	1,488
Leasehold improvements	402	402
Office furniture, warehouse equipment and vehicles	1,541	1,462
Land	182	182

	37,142	34,490
Less accumulated depreciation	(14,122)	(13,263)

	$23,020	$21,227

5. Goodwill
     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

	Construction	Distribution
	Segment	Segment	Total
Balance, January 1, 2005	$12,735	$128	$12,863
Goodwill additions	—	—	—
Impairment losses	—	—	—

Balance, March 31, 2005	$12,735	$128	$12,863

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

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Numerator:
Net income	$827	$268
Add back interest on convertible debt, net of tax	—	11

Net income before interest on convertible debt	$827	$279

Denominator:
Weighted average common shares outstanding — basic	7,389	5,172
Shares for convertible debt	—	224
Shares for dilutive stock options and warrants	1,894	1,871

Weighted average common shares outstanding and assumed conversions — diluted	9,283	7,267

Basic income per common share:	$0.11	$0.05
Diluted income per common share:	$0.09	$0.04
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

				Consolidated
Three months ended 3/31/2005 Segments	Construction	Distribution	Corporate	Total
Revenues	$39,413	$6,536	—	$45,949

Operating profit (loss)	1,621	397	(243)	$1,775
Interest income (expense), net	102	(72)	(577)	$(547)

Pre-tax income				$1,228

Segment assets	$62,448	$11,960	$22,250	$96,658

				Consolidated
Three months ended 3/31/2004 Segments	Construction	Distribution	Corporate	Total
Revenues	$25,586	$6,723	—	$32,309

Operating profit (loss)	1,249	340	(440)	$1,149
Interest expense, net	(42)	(24)	(453)	$(519)
Minority interest			(167)	$(167)

Pre-tax income				$463

Segment assets	$54,588	$10,653	$13,097	$78,388
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
Financing
     The following is a summary of the Company’s long-term debt and lines of credit and should be read in conjunction with Footnote 5 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K:

(in thousands)	March 31, 2005	December 31, 2004
Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2007, secured by the equipment at SHH, interest payable monthly at the lender’s prime rate, subject to achievement of certain financial targets (5.75% and 5.25%, at March 31, 2005 and December 31, 2004, respectively)	$6,668	$13,329

Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2006, secured by the receivables, inventory and other assets of SCPI, interest payable monthly at the lender’s prime rate plus 1%, (6.75% and 6.25%, at March 31, 2005 and December 31, 2004, respectively)	$4,333	$3,625

Management/director notes, maturing December 2009, interest at 12% payable quarterly, along with quarterly principal payments. Principal payments were deferred until June 2005, due to an agreement with NASCIT (see below)	$9,683	$9,693

(in thousands)	March 31, 2005	December 31, 2004
NASCIT note, maturing December 2009, principal and interest at 12% payable quarterly beginning March 31, 2005. Pursuant to an agreement with management/director noteholders (above), and through NASCIT’s exercise of its warrants providing proceeds to the Company of approximately $484,000, NASCIT will receive payment of its entire note in June 2005.	$377	$1,405

Short-term related party note, interest payable monthly at 12%, paid in three installments, January and February, 2005	—	$250

Mortgage on SHH headquarters, maturing June 2016, principal and interest (at 7.75%) payable monthly	$832	$843

Mortgage on SHH land and facilities, maturing May 2008, principal and interest (at 9.3%) payable monthly	$162	$175

Capital leases for equipment at SCPI, maturities from December 2005 to December 2009	$109	$58

Total	$22,164	$29,379
Less current maturities	($6,628)	($6,243)

Long-term debt	$15,536	$23,136

Cash Flows

(in thousands)	March 31, 2005	March 31, 2004
Cash and cash equivalents	$1,005	$2,869
Net cash provided by (used in):
Operating activities	7,090	(834)
Investing activities	(2,836)	(440)
Financing activities	(6,767)	1,378

Capital expenditures	(3,000)	(531)

Working capital	9,362	12,948
     For the quarter ended March 31, 2005, the Company’s consolidated operations provided cash of $7.1 million, due to higher levels of trade payables and billings in excess of costs and estimated earnings on uncompleted contracts, due to mobilization payments received on certain large contracts. This was offset by higher levels of contract receivables and accounts receivable and inventories. At the Construction Segment, higher revenues in the first quarter led to an increase in contract receivables. At Distribution, trade receivables were higher due to dating on orders placed at the annual trade show, and there were increases in inventories due to anticipated price increases. In the prior year period, operations used $834,000 in cash, principally reflecting increases in contracts and accounts receivable, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts, due to timing adjustments related to certain contracts.
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

Results of Operations
Three months ended March 31, 2005 compared with three months ended March 31, 2004
     The Company reported consolidated revenues of $45.9 million, a 42% increase compared with the first quarter of fiscal 2004. The Company measures segment performance at the operating profit level and certain incentive compensation is measured by the levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), among other factors. EBITDA for the first quarter was $3.0 million, an increase of approximately $0.9 million from fiscal 2004. Results for the Construction Segment and the Distribution Segment are discussed below.
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
EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to the Company’s consolidated results of operations, as follows:
EBITDA, does not include interest expense. Because the Company has borrowed money in order to finance its operations, interest expense is a necessary element of costs and the Company’s ability to generate revenue. Therefore any measure that excludes interest expense or operating lease expense has this material limitation.
EBITDA, does not include income tax expense. Because the payment of taxes is a necessary element of the Company’s operations, any measure that excludes income tax expense has this material limitation.
EBITDA, does not include depreciation and amortization expense. Because the Company uses capital assets, depreciation is a necessary element of costs and the Company’s ability to generate revenue. Therefore any measure that excludes depreciation and amortization expense has this material limitation.
•     EBITDA, may differ from the EBITDA calculations of other companies in its industry, limiting its usefulness as a comparative measure, and therefore has this material limitation.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to the Company to invest in the growth of its business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial statements prepared in accordance with GAAP.

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
Interest and Taxes
     Interest expense for the quarter ended March 31, 2005 increased by $28,000 compared with the first quarter of the prior year, due to the debt issued in December 2004 in connection with the purchase of the minority interest of SHH.
     The Company’s federal income taxes are largely sheltered through the use of net operating loss carryforwards. Income tax expense is recorded at the expected rate of 34% and increased by $206,000 in the first quarter of fiscal 2005 compared with the prior year due to the increased profits.
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
Changes in Internal Controls
     The Company reviewed its internal controls in the first quarter of fiscal 2005 to implement a formal loan review process to ensure that debt is properly classified in the financial statements.
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

STERLING CONSTRUCTION COMPANY, INC.

Date: November 16, 2005	By:	/s/ Patrick T. Manning.

Patrick T. Manning.
Chief Executive Officer

Date: November 16, 2005	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley
Chief Financial Officer