Form 10-Q/A
period 2005-06-30
STERLING CONSTRUCTION CO INC
filed 2005-11-16
CIK 874238

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
DOCUMENTS INCORPORATED BY REFERENCE
None

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,	December
	2005	31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,451	$3,518
Contracts receivable	38,184	26,250
Costs and estimated earnings in excess of billings	4,350	5,884
Trade accounts receivable, less allowance of $1,058 and $1,015, respectively	3,072	2,361
Inventories	5,479	4,525
Deferred tax asset	4,824	3,986
Prepaid taxes	80	—
Other	650	1,554

Total current assets	63,090	48,078
Property and equipment, net	27,151	21,227
Goodwill	12,863	12,863
Deferred tax asset	4,835	6,493
Other assets	770	883

	18,468	20,239

Total assets	$108,709	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	24,467	18,189
Billings in excess of cost and estimated earnings	11,187	4,477
Short-term debt	4,790	3,625
Short-term debt, related parties	2,112	3,593
Current maturities of long term obligations	153	149
Other accrued expenses	4,183	2,291

Total current liabilities	46,892	32,324
Long-term obligations:
Long-term debt	13,474	13,329
Long-term debt, related parties	7,393	7,755
Other long-term obligations	911	928

	21,778	22,012
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued Common stock, par value $0.01 per share; authorized 14,000,000 shares, 7,721,583 and 7,378,681 shares issued	77	74
Additional paid-in capital	82,181	80,688
Deferred compensation expense	(55)	(161)
Accumulated deficit	(42,164)	(45,392)
Treasury stock, at cost, — and 207 common shares	—	(1)

Total stockholders’ equity	40,039	35,208

	$108,709	$89,544

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

(
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

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
     This 10-Q/A is being filed in order to expand the Company’s discussion and definition of the use of the non-GAAP measure, “EBITDA”, as defined herein.
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,401	$1,624	$3,228	$1,891
Add back interest on convertible debt, net of tax	—	11	—	22

Net income before interest on convertible debt	$2,401	$1,635	$3,228	$1,913

Denominator:
Weighted average common shares outstanding – basic	7,720	5,316	7,557	5,242
Shares for convertible debt	—	224	—	224
Shares for dilutive stock options and warrants	1,694	1,542	1,792	1,708

Weighted average common shares outstanding and assumed conversions – diluted	9,414	7,082	9,349	7,174

Basic income per common share:	$0.31	$0.31	$0.43	$0.36
Diluted income per common share:	$0.26	$0.23	$0.35	$0.27
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

Three months ended 6/30/2005				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$57,228	$6,089	—	$63,317

Operating profit (loss)	4,062	458	(438)	4,082
Interest income (expense), net	217	(78)	(574)	(435)

Pre-tax income (loss)	$4,279	$380	$(1,012)	$3,647

Segment assets	$76,994	$9,680	$22,035	$108,709

Three months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$29,354	$5,389	—	$34,743

Operating profit (loss)	3,132	209	(253)	3,088
Interest income (expense), net	167	(24)	(362)	(219)
Minority interest			(442)	(442)

Pre-tax income (loss)	$3,299	$185	$(1,057)	$2,427

Three months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Segment assets	$55,366	$8,365	$12,493	$76,224

Six months ended 6/30/2005				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$96,641	$12,625	—	$109,226

Operating profit (loss)	5,684	855	(682)	5,857
Interest income (expense), net	319	(150)	(1,151)	(982)

Pre-tax income (loss)	$6,003	$705	$(1,833)	$4,875

Segment assets	$76,994	$9,680	$22,035	$108,709

Six months ended 6/30/2004				Consolidated
Segments	Construction	Distribution	Corporate	Total
Revenues	$54,940	$12,112	—	$67,052

Operating profit (loss)	4,381	549	(693)	4,237
Interest income (expense), net	124	(47)	(815)	(738)
Minority interest			(609)	(609)

Pre-tax income (loss)	$4,505	$502	$(2,117)	$2,890

Segment assets	$55,366	$8,365	$12,493	$76,224
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
Financing
     The following is a summary of the Company’s long-term debt and lines of credit and should be read in conjunction with Footnote 5 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K:

(in thousands)	June 30, 2005	December 31, 2004
Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2007, secured by the equipment at SHH, interest payable monthly at the lender’s prime rate, subject to achievement of certain financial targets (6.25% and 5.25%, at June 30, 2005 and December 31, 2004, respectively)	$13,474	$13,329

Line of credit with a commercial financial corporation under a revolving credit line, maturing May 2006, secured by the receivables, inventory and other assets of SCPI, interest payable monthly at the lender’s prime rate (6.00% at June 30, 2005) and lender’s prime rate plus 1% (6.25% at December 31, 2004)	$4,790	$3,625

Management/director notes, maturing December 2009, interest at 12% payable quarterly, along with quarterly principal payments. Certain principal payments were deferred until June 2005, reflecting an agreement with NASCIT (see below)	$9,505	$9,693

NASCIT note, maturing December 2009, principal and interest at 12% payable quarterly beginning March 31, 2005. Pursuant to an agreement with management/director noteholders (above), and through NASCIT’s exercise of its warrants providing proceeds to the Company of approximately $484,000, NASCIT received payment of its entire note in June 2005	—	$1,405

(in thousands)	June 30, 2005	December 31, 2004
Short-term related party note, interest payable monthly at 12% paid in three installments in January and February 2005	—	$250

Mortgage on SHH headquarters, maturing June 2016, principal and interest (at 7.75%) payable monthly	$814	$843

Mortgage on SHH land and repair facilities, maturing May 2008, principal and interest (at 9.3%) payable monthly	$150	$175

Capital leases for equipment at SCPI, maturities from December 2005 to December 2009	$100	$59

Total	$28,833	$29,379
Less current maturities	($7,055)	($7,367)

Long-term debt	$21,778	$22,012

Cash Flows

(in thousands)	June 30, 2005	June 30, 2004
Cash and cash equivalents	$6,451	$3,672
Net cash provided by (used in):
Operating activities	11,179	315
Investing activities	(8,156)	(1,163)
Financing activities	(90)	1,755
Capital expenditures	$8,416	$1,255
Working capital	$16,198	$13,813
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