Form 10-K
period 2005-12-31
STERLING CONSTRUCTION CO INC
filed 2006-03-29
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization 20810 Fernbush Lane Houston, Texas (Address of principal executive offices)	25-1655321 (I.R.S. Employer Identification No.) 77073 (Zip Code)

Registrant’s telephone number, including area code (281) 821-9091 Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not Applicable
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)
Preferred Share Purchase Rights
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
Aggregate market value at June 30, 2005 of the voting stock held by non-affiliates of the registrant: $45,223,089.
At March 1, 2006, the registrant had 10,493,144 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Sterling Construction Company, Inc.
Annual Report on Form 10-K

Part I
Cautionary Comment Regarding Forward-Looking Statements
This Report includes statements that are, or may be considered to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are included throughout this Report, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this Report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions or reductions in government funding for infrastructure services;

•	adverse economic conditions in our markets in Texas;

•	delays or difficulties related to the completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the estimates inherent in our percentage-of-completion accounting policies;

•	possible cost increases in fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions;

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;

•	our ability to successfully identify, complete and integrate acquisitions; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.
In reading this Report, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that we make in this Report are reasonable, we can provide no assurance that they will be achieved.
The forward-looking statements included in this Report are made only as of the date of this Report, and we undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of after the date of this Report, except as may be required by applicable securities laws.

Item 1. Business.
Access to the Company’s Filings
The Company’s Website. The Company maintains a website at www.sterlingconstructionco.com on which we make available access, free of charge, to our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent interim reports on Form 8-K, any amendments to those filings, and other filings as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (SEC). The website also has recent press releases, the Company’s Code of Ethics, its Audit Committee Charter and its Corporate Governance & Nominating Committee Charter. Information is also provided on the Company’s “whistle-blower” procedures. The website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.
The Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.
Developments of the Business
Recognizing the strong growth of our construction business, where management’s efforts and our resources are likely to be best employed in the future, and following the receipt of expressions of interest from potential buyers of our distribution business, in August 2005 the Board of Directors authorized management to sell the distribution business, which is operated by our wholly-owned subsidiary, Steel City Products, LLC. Accordingly, we have reclassified our financial statements for all periods presented to reflect that business as discontinued operations. Unless otherwise noted, the discussion in this Report pertains only to our construction business.
In January 2006, the Company completed a public offering of approximately 2 million shares of common stock at a price to the public of $15.00 per share that yielded the Company net proceeds (after underwriters’ discounts and commissions) of approximately $27.9 million.
Overview of the Company’s Business
Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation. Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091. Our construction business was founded in 1955 by a predecessor company in Michigan and is now operated by one of our subsidiaries, Texas Sterling Construction, L.P., a Texas limited partnership, or TSC. The terms “Company”, “Sterling”, and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company.
Sterling is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure in large and growing markets in Texas. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete placement. We purchase the necessary materials for our contracts, we perform approximately three-quarters of the work required by our contracts with our own crews and generally engage subcontractors only for ancillary services.
Since 1955 the construction business has expanded its service profile and market areas. We currently operate in several major Texas markets, including Houston, San Antonio, Dallas/Fort Worth and Austin, and believe that we have the capability to expand into other Gulf Coast and Southwestern markets. We also have broadened our range of services, from our original focus on water and wastewater projects, to include concrete and asphalt paving, concrete slip forming, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, including the necessary drill-shafts, light rail infrastructure, concrete crushing and concrete batch plant operations.
Our Business Strategy
We pursue the following strategies in order to improve our business and prospects, increase our revenue and profitability and, ultimately, enhance stockholder value:
Continue to Grow in Texas Markets. The Texas markets in which we operate, including Houston, San Antonio, Dallas/Fort Worth and Austin, generally are experiencing strong growth in infrastructure spending caused by factors such as an increasing population, increased federally-funded highway construction, a robust oil and gas economy, the need for new water sources and distribution, flood and subsidence control activities, and the installation of light rail public transit systems. We will continue our efforts to increase our market share in these core markets. Our strategy is to accomplish this by relying on our knowledge of local construction conditions coupled with our continued focus on infrastructure construction, by expanding and upgrading our equipment fleet, continuing to build on our experienced, local workforce and by extending our range of construction capabilities.
Position Our Business for Future Infrastructure Spending. There is a growing awareness of the need to build, reconstruct and repair our country’s infrastructure, including water, wastewater and flood control systems and transportation systems. Significant funds have recently been authorized for investments in these areas, including the new U.S. federal highway funding bill, the SAFETEA-LU bill, which authorized $286 billion toward transportation infrastructure (with approximately $14.5 billion allocated to Texas for federal fiscal years 2005 through 2009). In addition, the Harris-Galveston Subsidence District has mandated that substantially all well water systems in Houston be replaced with surface water systems, and we anticipate that there will be efforts in Texas and other Gulf Coast areas affected by recent hurricanes to enhance storm drainage systems. We will continue to build on our expertise in the civil construction market for transportation and water infrastructure, to develop new capabilities to service these markets and to maintain our human and capital resources to effectively meet required demand.
Continue Adding Construction Capabilities. By adding capabilities that are complementary to our core construction competencies, we are able to improve gross margin opportunities, more effectively compete for contracts and compete for contracts that might not otherwise be available to us. We continue to investigate opportunities to integrate additional services and products (such as pre-cast concrete beams and wall panels) into our business.
Expand into Attractive New Markets. We have demonstrated an ability to identify and expand into new markets where we have been able to operate profitably and grow. Our first expansion beyond Houston was in the Dallas/Fort Worth market in 1995. In 2001, after obtaining an asphalt paving contract in San Antonio, we decided to establish a permanent presence in that market. Having recently been awarded a significant contract in the Austin area, we are now examining the potential for establishing a permanent office in Austin. We actively consider opportunities and evaluate whether to establish a permanent presence, in new geographic areas based on factors such as market size and growth dynamics, competition, the availability of qualified employees and the compatibility of unique local requirements with our own expertise. We currently believe that there are a number of attractive markets throughout Texas and in the Gulf Coast and Southwestern regions of the United States that present expansion opportunities for us. These opportunities may have been enhanced by the need for infrastructure replacement in those areas directly affected by Hurricane Katrina, but until those infrastructure needs are determined and funded it is too early to say to what extent we may benefit from them.

Selectively Pursue Strategic Acquisitions. Our growth has been achieved both organically and through our acquisition of the Kinsel Heavy Highway construction business, or Kinsel, in 2002. We have been, and expect to continue, exploring acquisition opportunities that appear consistent with our return-on-investment goals and strategic objectives. In particular, we seek companies operated by talented management teams in growth markets and with a focus on infrastructure construction services. Ideal candidates would provide us with the ability to add construction services to our existing capabilities, as well as opportunities to provide an expanded service profile to the target’s existing customer base. With our strong financial position and publicly traded common stock, we believe that we are an attractive acquirer for heavy civil construction firms whose owners desire to achieve liquidity.
Development of our Employees. We believe that our employees are a key to the successful implementation of our business strategies. We plan to continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.
Our Markets
We operate in the heavy civil construction segment for infrastructure projects, specializing in transportation and water infrastructure. Demand for this infrastructure depends on a variety of factors, including overall population growth, economic expansion and vitality of a market area, as well as unique local topographical, structural and environmental issues. For example, the City of Houston experiences flooding and subsidence that have led to various municipal mandates requiring substantial new construction to reorganize and expand the collection, treatment and distribution of water throughout the area. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources.
Our geographic markets have experienced steady and significant growth over the last 10 years. As ranked by population, Texas is the second largest state in the United States; its population has grown by an average of 1.7% per year over the past 10 years, exceeding the 1.0% growth rate for the United States as a whole over the same period. According to the 2004 census, Houston ranks as the fourth largest city in the country, San Antonio as the eighth largest, Dallas as the ninth largest and Austin as the sixteenth largest.
In addition to our core geographical markets, we operate in large and growing construction sectors that have experienced solid and sustained growth over the past few years. According to data from the U.S. Census Bureau, the annual value of public construction put-in-place in the United States for transportation and water/wastewater infrastructure has grown at a 2.0% compound annual growth rate since 2002 and was $113 billion in 2004, the last year for which data are available. This includes 1.2% growth in the $87 billion transportation market and 4.2% growth in the $27 billion water/wastewater market. The U.S. Department of Commerce projects that nationwide construction spending on public works transportation, water supply systems and wastewater systems is expected to grow by 12%, 5% and 5%, respectively, in 2006. McGraw-Hill, an industry data source, ranks Texas nationally as number one in construction of highways and bridges, number three in construction of water supply systems and number four in construction of sewer systems based on dollars spent in the first nine months of 2005, the most recent period for which McGraw-Hill data is available.
Our highway and bridge work is generally funded through federal and state authorizations. The $286 billion SAFETEA-LU bill authorized a 38% increase from the prior period’s spending bill. The anticipated Texas allocation of approximately $14.5 billion reflects a 37% increase from the prior spending bill. The budget of the Texas Department of Transportation, or TXDOT, shows $23.7 billion in spending from 2006 through 2010, an increase of 28% over the five-year period prior to the passage of the SAFETEA-LU bill.

Our water and wastewater, underground utility, light transit and paving work is generally funded by municipalities and local authorities. The size and growth rates of these markets is difficult to compute as a whole given the number of municipalities, the differences in funding sources and variations in local budgets. However, management estimates that the Texas municipal markets in which we could potentially do business are in excess of $1 billion annually.
Customers
Although we occasionally undertake contracts for private customers, substantially all of our contracts are for public sector customers, including TXDOT, county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas, or Metro, regional transit authorities, port authorities, school districts and municipal utility districts.
Our largest revenue customer is TXDOT. In 2005, contracts with TXDOT represented 39% of our revenues, and other public sector revenue generated in Texas represented 60% of our revenues. As a result of the SAFETEA-LU bill, the total amount of our revenues (and the related percentage of consolidated revenues) obtained from state agencies may increase, continuing our growth in the transportation infrastructure market.
Our municipal customers in 2005 included the City of Houston (23% of 2005 revenues) and Harris County, Texas (14% of 2005 revenues). We completed the construction of certain infrastructure for new light rail systems in 2003 in Houston, and in 2004 in Galveston, Texas.
We provide services to our state customers exclusively pursuant to contracts awarded through competitive bidding processes.
Competition
Our competitors are companies that we bid against for construction contracts. We estimate that we have approximately 150 competitors in the markets that we primarily serve, and they include large national and regional construction companies as well as many smaller contractors. Historically, the construction business has not typically required large amounts of capital, which can result in relative ease of market entry for companies possessing acceptable qualifications. Factors influencing our competitiveness include price, our reputation for quality, our equipment fleet, our financial strength, surety bonding capacity and pre-qualification, our knowledge of local markets and conditions, the local, permanent and full-time nature of workforce and our project management and estimating abilities. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete effectively and favorably in the markets in which we operate on the basis of the foregoing factors.
We are unable to determine the size of many competitors because they are privately owned, but we believe that we are one of the larger participants in our markets and one of the largest contractors in Houston engaged in municipal civil construction work. We believe that being one of the largest firms in the Houston municipal civil construction market provides us with several advantages, including greater flexibility to manage our contract backlog and thereby to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services that otherwise would be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have an experienced workforce able to handle many types of municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.
In the state highway market, most of our competitors are large regional contractors and individual contracts tend to be larger than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects, such as construction over water, that we do not. However, those competitors often have the disadvantage of using a temporary local workforce to complete their state highway contracts.

In contrast, we permanently employ the workers who perform our contracts. In 2005, state highway work accounted for 39% of our consolidated revenues, compared with 30% in 2004 and 19% in 2003.
Contract Backlog
At January 1, 2006, our contract backlog of approximately $307 million was 32% higher than the $232 million of contract backlog at January 1, 2005. Of the contract backlog at January 1, 2006, approximately $206 million is scheduled for completion in 2006.
Contract backlog is our estimate of the billings that we expect to make in future periods on our construction contracts. We add the revenue value of new contracts to our contract backlog, typically when we are the low bidder on a public sector contract and have determined that there are no apparent impediments to award of the contract. As construction on our contracts progresses, we increase or decrease contract backlog to take account of changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. We subtract from contract backlog the amounts we bill on contracts.
Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. See the section below entitled “ Contract Management Process.”
Contracts
Types of Contracts. We provide our services by using traditional general contracting arrangements, which are predominantly fixed unit price contracts awarded based to the lowest bidder. A small amount of our revenues is produced under change orders or emergency contracts arranged on a cost plus basis.
Fixed unit price contracts are generally used in competitively-bid public civil construction contracts and, to a lesser degree, building construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete a contract for a fixed price per unit. Fixed unit price contracts generally transfer more risk to the contractor, but offer the opportunity, under favorable circumstances, for greater profits. To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the contracts that we are awarded for which quotations have been provided. As soon as we are advised that our bid is the lowest, we enter into firm contracts with our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs. The principal remaining risks under fixed price contracts relate to labor and equipment costs and productivity.
Our contracts are generally subject to negotiated change orders, frequently due to differences in site conditions and other factors from those anticipated when the bid is placed. Typically, one change order is issued upon completion of a contract to account for all of the quantity deviations from the original contract that were made during the construction process. Some contracts provide for penalties if the contract is not completed on time, or incentives if it is completed ahead of schedule.
Contract Management Process. We identify potential contracts from a variety of sources, including through subscriber services that notify us of contracts out for bid, through advertisements by federal, state and local governmental entities, through our business development efforts and through meetings with other participants in the construction industry. After determining which contracts are available, we decide which contracts to pursue based on such factors as the relevant skills required, contract size and duration, the availability of our personnel and equipment, the size and makeup of our current contract backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, penalties or incentives and the type of contract.

As a condition to pursuing certain contracts, we are often required to complete a pre-qualification process with the applicable agency or customer. Some customers, such as TXDOT, require yearly pre-qualification, and other customers may have experience requirements specific to the contract. The pre-qualification process generally limits bidders to those companies with the operational experience and financial ability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.
There are several factors that can create variability in contract performance and financial results compared to a contract’s original bid. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor performance issues, productivity of our workforce and equipment fleet, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, each of our original bids is based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our contract backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, contract profitability can improve.
Substantially all of our contracts are entered into with governmental entities and are generally awarded to the lowest bidder after a solicitation of bids by the project owner. Requests for proposals or negotiated contracts with public or private customers are generally awarded based on a combination of technical capability and price, taking into consideration factors such as contract schedule and prior experience. In either case, bidders must post a bid bond for generally 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond generally for 1% of the contract amount for one to two years.
During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule and periodically, at a minimum on a monthly basis, prepare an updated estimate of total forecasted revenue, cost and expected profit for the contract.
During the normal course of most contracts, the customer, and sometimes the contractor, initiates modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications or design, method or manner of performance, facilities, materials, site conditions and period for completion of the work. In many cases, final contract quantities may differ from those specified by the customer. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. We are often required to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of that work for a lengthy period of time until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestones.
The process for resolving contract claims varies from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the contract change order process or, if necessary, with higher levels of management within our organization and the customer’s organization. Regardless of the process, when a potential claim arises on a contract, we typically have the contractual obligation to perform the work and must incur the related costs. We do not recoup the costs unless and until the claim is resolved, which could take a significant amount of time.
Most of our contracts provide for termination of the contract for the convenience of the customer, with provisions to pay us only for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past.
We act as the prime contractor on almost all of the construction contracts that we undertake. We complete the majority of our contracts with our own resources, and we subcontract specialized activities such as traffic control, electrical systems, signage and trucking. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on many specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues.
Insurance and Bonding. All of our buildings and equipment are covered by insurance, which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk of loss and industry practice. We self-insure our workers’ compensation claims subject to stop-loss insurance coverage.
As a normal part of the construction business, we generally are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under public sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider those factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. Having recently outgrown the bonding limits of our prior bonding company, in January 2006 we were approved by a new bonding company, Travelers Casualty and Surety Company of America, or Travelers, for our future construction contracts. As is customary, we have agreed to indemnify Travelers for all losses incurred by it in connection with bonds that are issued, and we have granted Travelers a security interest in certain personal property as collateral for that obligation.
Employees
At March 1, 2006, we had approximately 800 employees, which includes 15 project managers and 35 superintendents, who manage over 90 fully-equipped crews in our construction business. Of these employees, 30 were located in our Houston headquarters. Most of the other employees are field personnel. None of our construction business employees is represented by a labor union.
Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are a permanent part of our workforce. We generally do not rely on temporary employees to complete our contracts. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations. Although we do not anticipate any shortage of labor in the near term, we may not be able to continue to attract sufficient numbers of new employees at all levels to support our future growth.
We conduct extensive safety training programs, which has allowed us to maintain a high level of safety at our work sites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct weekly on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments and training if infractions are discovered. In addition, all of our superintendents and project managers are required to complete a safety course approved by the Occupational Safety and Health Administration.
Item 1A. Risk Factors
The risk factors described below are those which we believe are the material risks that face the Company. Any of these risk factors could significantly and adversely affect our business, prospects, financial condition and results of operations.
Risks Relating to Our Business
If we are unable to accurately estimate the overall risks or costs when we bid on a contract which is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.
Substantially all of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.
The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:
•	onsite conditions that differ from those assumed in the original bid;

•	delays caused by weather conditions;

•	contract modifications creating unanticipated costs not covered by change orders;

•	changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform;

•	fraud or theft committed by our employees;

•	mechanical problems with our machinery or equipment;

•	citations issued by a governmental authority, including the Occupational Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.
Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Our practice in many instances has been to supersede these terms with an agreement to obtain insurance covering both the customer and ourselves. In cases where insurance is not obtained, our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. If we are unable to obtain insurance, and if public sector customers seek to impose contractual risk-shifting provisions more aggressively, we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

Economic downturns or reductions in government funding of infrastructure projects, or the cancellation of significant contracts, could reduce our revenues and profits and have a material adverse effect on our results of operations.
Our business is highly dependent on the amount of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Decreases in government funding of infrastructure projects could decrease the number of civil construction contracts available and limit our ability to obtain new contracts, which could reduce our revenues and profits.
Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A sudden cancellation of a contract or our debarment from the bidding process could cause our equipment and work crews to remain idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.
Our operations are currently focused in Texas, and any adverse change to the economy or business environment in Texas could significantly affect our operations, which would lead to lower revenues and reduced profitability.
Our operations are currently concentrated in Texas, and primarily in the Houston area. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in Texas generally or in Houston specifically, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.
Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.
Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we have. In addition, there are a number of national companies in our industry that are larger than us that, if they so desired, could establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.
Our dependence on subcontractors and suppliers of materials, including petroleum-based products, could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.
We rely on third-party subcontractors to perform some of the work on many of our contracts. We do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide all of the materials, including aggregates, concrete, steel and pipe, for our contracts. We do not own any quarries, and there are no naturally occurring sources of aggregate in the Houston metropolitan area. We do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.
Diesel fuel and other petroleum-based products are utilized to operate the equipment used in our construction contracts. Decreased supplies of those products relative to demand and other factors can cause an increase in their cost. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.
We may not be able to fully realize the revenue anticipated by our reported contract backlog.
As indicated above, at January 1, 2006, our contract backlog was approximately $307 million. Almost all of our contracts are awarded by public sector customers through a competitive bid process, with the award generally being made to the lowest bidder. We add new contracts to our announced contract backlog, typically when we are the low bidder on a public sector contract and have determined that there are no apparent impediments to award of the contract. As construction on our contracts progresses, we increase or decrease contract backlog to take account of changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. We subtract from contract backlog the amounts we bill on contracts.
Most of the contracts with our public sector customers can be terminated at their discretion. If a customer cancels, suspends, delays or reduces a contract, we may be reimbursed for certain costs, but typically will not be able to bill the total amount that had been reflected in our contract backlog. Cancellation of one or more contracts that constitute a large percentage of our contract backlog, and our inability to find a substitute contract, would have a material adverse effect on our business, results of operations and financial condition.
If we are unable to attract and retain key personnel, our ability to bid for and successfully complete contracts may be negatively impacted.
Our ability to attract and retain reliable, qualified personnel is a significant factor that affects our ability to successfully bid for and profitably complete our work. This includes members of our management team, project managers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. Our future success will also depend on our ability to attract and retain highly-skilled personnel. Competition for these employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.
Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.
Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of that work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.
To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestones.
Our failure to meet schedule or performance requirements of our contracts could adversely affect us.
In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs being incurred, penalties and liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.
Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.
At any point in time, a substantial portion of our revenues may be derived from a limited number of large construction contracts. It is generally very difficult to predict whether and when new contracts will be offered for tender, as these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.
The uncertainty of the timing of contract awards may also present difficulties in matching the size of work crews with contract needs. In some cases, we may maintain and bear the cost of a ready work crew that is larger than currently required, in anticipation of future employee needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.
In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions such as prolonged or intense periods of rain, storms or flooding, delays in receiving material and equipment from suppliers and changes in the scope of work to be performed. Those delays, if they occur, could have an adverse effect on our operating results for a particular period.
Our dependence on a limited number of customers could adversely affect our business and results of operations.
Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2005, approximately 75% of our revenues was generated from three customers. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. An example of this is TXDOT, with which we had 20 separate contracts representing an aggregate of approximately 79% of our contract backlog at January 1, 2006. The loss of business from any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.
We may incur higher costs to acquire and maintain equipment necessary for our operations, and the market value of our equipment may decline.
We have traditionally owned most of the construction equipment used to build our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure (whether through acquisition or lease), the necessary equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts. In addition, our equipment requires continuous maintenance for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs.
The market value of our equipment may unexpectedly decline at a faster rate than anticipated. Such a decline would reduce the borrowing base under our construction business credit facility, thereby reducing the amount of credit available to us and impeding our ability to expand our business consistent with historical levels.
Unanticipated adverse weather conditions may cause delays, which could slow completion of our contracts and negatively affect our revenues and cash flow.
Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions. For example, evacuations due to Hurricane Rita in September 2005 resulted in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the efficiencies, and hence, we may suffer reductions in the expected profit on contracts.
An inability to obtain bonding could limit the number of contracts that we are able to pursue.
As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our contract backlog and their underwriting standards, which may change from time to time. For instance, we recently outgrew the bonding limits of our prior surety bonding company and arranged a new source of bonding. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.
Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.
Our workers are subject to the usual hazards associated with providing services on construction sites. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We self-insure our workers’ compensation claims, subject to stop-loss insurance coverage. We also maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.
Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.
Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for the contamination created not only by our own activities but also by the historical activities of others on our project sites or on properties that we acquire. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of those laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
Our acquisition strategy involves a number of risks.
In addition to organic growth of our construction business, we intend to pursue growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger or more complex contracts. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:
•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on terms acceptable to us. Moreover, to the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.
We may be unable to sustain our historical revenue growth rate.
Our revenue has grown rapidly in recent years. Our revenue increased by 66% from $132 million in 2004 to $219 million in 2005. However, we may be unable to sustain our recent revenue growth rate for a variety of reasons, including limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to identify acquisition candidates and successfully integrate them into our business. A decline in our revenue growth could have a material adverse effect on our financial condition and results of operations if we are unable to reduce the growth of our operating expenses at the same rate.
Terrorist attacks have impacted, and could continue to negatively impact, the U.S. economy and the markets in which we operate.
Terrorist attacks, like those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, violence or war could affect the markets in which we operate, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.
Our discontinued operations subject us to continuing liabilities and other risks.
We will remain subject to the liabilities of Steel City Products’ distribution business until it is sold. For further information on Steel City Products, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Because we have reclassified the business as being held for sale, customers may become concerned about the continued viability of the business and may purchase their products elsewhere, and suppliers may become concerned about the continued viability of the business and limit shipments to us, thereby decreasing the revenues and income earned by the business. For similar reasons, we may have difficulty attracting and retaining qualified personnel, the business’s reputation may be harmed, and future earnings may be negatively impacted. We may also have difficulty finding a purchaser for the business, and we will incur costs in connection with the disposition of the business and could continue to remain responsible for certain liabilities after a sale. As a result, we may record a loss from discontinued operations, and we may also incur a loss upon the sale of the business. In addition, we may have contractual or other further liabilities with respect to the discontinued operations after a sale of the distribution business is completed.
Risks Related to Our Financial Results and Financing Plans
Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include contract costs and profits, application of percentage-of-completion accounting, and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and the value of our deferred tax assets. Our actual results could differ from those estimates.
In particular, as is more fully discussed in Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue and total cost estimates are reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, as appropriate, which could be material.
We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.
In addition to our bank lines of credit, we have in the past relied upon financing from our management and directors to support a portion of our growth, but we do not expect to utilize that source for financing in the future. In addition, our growth has benefited in part from our utilization of net operating loss carry-forwards, or NOL’s, to reduce the amounts that we have paid for income taxes, and we expect our NOL’s to be fully utilized in 2007. To the extent that cash flow from operations is insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources of funds.
Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; those factors may affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged substantially all of our fixed assets as collateral in connection with our credit facilities, and our bonding capacity is dependent on maintaining an acceptable level of unencumbered working capital. As a result, we may have difficulty in obtaining additional financing in the future if the financing requires us to pledge our assets as collateral. In addition, under our credit facilities, we must obtain the consent of our lenders to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our existing stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
We are subject to financial and other covenants under our credit facilities that could limit our flexibility in managing our business.
Our construction business and our discontinued operations each has a revolving credit facility that restricts the borrower from engaging in certain activities, including restrictions on the ability (subject to certain exceptions) to:
•	make distributions and dividends;

•	incur liens or encumbrances;

•	incur further indebtedness;

•	guarantee obligations;

•	dispose of a material portion of assets or otherwise engage in a merger with a third party;

•	pledge accounts receivable, in the case of the Steel City Products revolving credit facility; and

•	incur negative income for two consecutive quarters, in the case of the construction business revolving credit facility.
Our credit facilities contain financial covenants that require us to maintain, in the case of the construction business revolving credit facility, a specified debt ratio and cash flow coverage ratio, and in the case of the Steel City Products revolving credit facility, a specified fixed charge coverage ratio. Our ability to borrow funds for any purpose will depend on our satisfying these tests. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility agreements, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing that debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay the indebtedness on a timely basis. Because our construction business credit facility is secured by substantially all of the construction business fixed assets and the Steel City Products revolving credit facility is secured by substantially all of the Steel City Products’ assets, acceleration of this debt could result in foreclosure of those assets. In addition, the Steel City Products revolving credit facility includes a subjective acceleration clause. In the event of a foreclosure, we could be unable to conduct our business and may be forced to discontinue operations.
We may not be able to utilize all of our NOL’s if we experience an ownership change, and, even absent an ownership change, we expect that our NOL’s will be fully utilized by 2008.
At December 31, 2005, we had NOL’s of approximately $26.6 million. These NOL’s will expire in the years 2008 through 2020, although the amount available in any year to offset our net taxable income will be reduced if we experience an “ownership change” as defined in the Internal Revenue Code of 1986, as amended, or the Code. The tax laws pertaining to NOL’s may be changed from time to time such that the NOL’s may not be available to shield our future income from federal taxation. In addition, our attempts to minimize the likelihood that an ownership change will occur may not be successful. Finally, we expect that most of our federally-taxable income will be offset by NOL’s through 2007, which is when we expect to have used up all of our NOL’s. After the NOL’s become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, thereby reducing funds otherwise available for general corporate purposes.
Changes to the current tax laws could result in the imposition of entity level taxation on our construction operating subsidiary, which would result in a reduction in our anticipated cash flow.
Our construction operating subsidiary is organized as a Texas limited partnership, which generally is not subject to entity level federal income or state franchise tax in the jurisdiction in which it is organized and operates. Current laws may change, subjecting our construction operating subsidiary to entity level taxation. For example, because of state budget deficits, the Texas legislature has been considering and evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If Texas were to impose an entity-level tax upon our construction operating subsidiary, there would be a reduction in our net income and after-tax cash flow.
We will be exposed to risks relating to the evaluations of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
We are currently in the process of evaluating our internal control systems to allow management to report on, and our independent auditors to attest as to the effectiveness of, our internal controls over financial reporting. We will be completing the systems and process evaluations and testing (and making any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are designed to produce accurate financial reports and to prevent fraudulent financial activity. We expect to be required to comply with Section 404 beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations, which may remain un-remediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant control weakness, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or The Nasdaq National Market on which the Company’s common stock is traded. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.
Item 1B. Unresolved Staff Comments.          None
Item 2. Properties.
For our construction business, we own a 15,000 square-foot headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our equipment repair center is also located. We also lease small offices in Fort Worth and San Antonio. In order to complete most contracts, we lease small parcels of real estate near the contract site to store materials, locate equipment and provide offices for the contracting customer, their representatives and our employees.
Item 3. Legal Proceedings.
We are now and in the future may be involved as a party to legal proceedings which are incidental to the ordinary course of our business. We regularly analyze current information on those proceedings and, as necessary, provide accruals for probable liabilities upon their eventual disposition.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.          None
Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
In November 2005, the Company applied for listing of its common stock on The Nasdaq National Market and in January 2006, the listing was approved. The Company then applied for the withdrawal of the listing of the common stock on the American Stock Exchange, or Amex, and the registration of the common stock under Section 12(b) of the Exchange Act, both of which were approved by the SEC on February 14, 2006. In connection with the Nasdaq listing, the Company has registered the common stock under Section 12(g) of the Exchange Act.
Trading of the common stock on Amex was suspended on January 19, 2006, and trading of the common stock on Nasdaq began on January 20, 2006 under the symbol “STRL”.
     The table below shows the quarterly market high and low closing sales prices of the common stock for 2004 and 2005 on Amex and similar information for the period from January 1, 2006 through March 15, 2006 on Amex or Nasdaq, as indicated.

	High	Low
Year Ended December 31, 2004
First Quarter	$8.94	$3.60
Second Quarter	$4.60	$2.99
Third Quarter	$6.33	$3.02
Fourth Quarter	$6.40	$4.32
Year Ended December 31, 2005
First Quarter	$7.97	$5.16
Second Quarter	$9.00	$6.70
Third Quarter	$28.35	$7.25
Fourth Quarter	$26.30	$16.71
January 1 through March 15, 2006
Amex through January 19, 2006	$17.09	$15.39
Nasdaq from January 20, 2006	$20.35	$16.50

On March 15, 2006 there were approximately 7,700 holders of record of common stock. The Nasdaq quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Dividend Policy
The Company has never paid any cash dividends on its common stock. For the foreseeable future, we intend to retain any earnings in the business, and therefore we do not anticipate paying any cash dividends. The declaration of dividends is in the discretion of the Board of Directors, which will consider then-existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions, including those under our revolving credit agreements, business prospects and other factors that the Board considers relevant.
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans is set forth in Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Recent Sales of Unregistered Securities
On March 31, 2005, the Company issued 322,661 shares of common stock to North Atlantic Small Companies Investment Trust Plc, or NASCIT, for $483,991 pursuant to the exercise by NASCIT of its warrant dated July 18, 2001 to purchase common stock. Neither the issuance of the warrant to NASCIT nor the issuance of the warrant shares upon exercise of the warrant were registered under the Securities Act. The Company relied on the provisions of Section 4(2) of the Securities Act in claiming exemption from registration for the offering, sale and delivery of the warrant and the warrant shares.

Item 6. Selected Financial Data.
The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and Item 8. — Financial Statements and Supplementary Data.

	December	December	December	December	December
	31, 2005	31, 2004	31, 2003	31, 2002	31, 2001(1)

Operating Results:
Revenues	$219,439	$132,478	$149,006	$111,747	$48,654

Income (loss) from continuing operations before income taxes
	13,329	4,109	8,583	3,523	(1,917)
Minority interest (2)	0	(962)	(1,627)	(873)	(647)
Deferred income tax (expense)/benefit	(2,788)	2,134	(1,752)	174

Income (loss) from continuing operations	10,541	5,281	5,204	2,824	(2,564)
Income (loss) from discontinued operations	559	372	215	528	(62)

Net income (loss)	$11,100	$5,653	$5,419	$3,352	($2,626)

Basic and diluted per share amounts:
Basic earnings (loss) per share from continuing operations	$1.36	$0.99	$1.02	$0.56	($0.51)
Basic earnings (loss) per share from discontinued operations	$0.07	$0.07	$0.04	$0.10	($0.01)

Basic earnings (loss) per share:	$1.43	$1.06	$1.06	$0.66	($0.52)

Basic weighted average shares outstanding	7,775	5,343	5,090	5,062	5,056

Diluted earnings (loss) per share from
continuing operations
	$1.11	$0.75	$0.80	$0.46	($0.51)
Diluted earnings (loss) per share from
discontinued operations
	$0.05	$0.05	$0.03	$0.09	($0.01)

Diluted earnings (loss) per share:	$1.16	$0.80	$0.83	$0.55	($0.52)

Diluted weighted average shares outstanding	9,538	7,028	6,489	6,102	5,056

Cash dividends declared	—	—	—	—	—

Balance Sheet:
Total assets	118,455	89,544	75,578	72,757	59,141
Long-term obligations	14,570	21,979	19,992	32,784	30,241
Book value per share of common stock	$5.95	$4.77	$3.24	$2.14	$1.21

Equity	48,612	35,208	16,636	10,825	6,135
Shares outstanding	8,165	7,379	5,140	5,056	5,056

(1)	In November 2001, the Board of Directors of the Company voted to change its fiscal year end from the last day of February to December 31. Accordingly, results for 2001 are for the ten month period from March 1 to December 31, 2001.

(2)	Minority interest represented the 19.9% of TSC not owned by the Company until December 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
For an overview of the Company’s business and its associated risks, see Item 1. Business.
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2005.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our business involves making significant estimates and assumptions in the normal course of business relating to our contracts due to, among other things, the one-of-a-kind nature of most of our contracts, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that “Revenue Recognition” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts. Actual results could differ from these estimates and such differences could be material.
Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience, that our current systems of management and accounting controls allow management to produce reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period, which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the failure of major material suppliers to deliver on time, the performance of subcontractors, unusual weather conditions and the accuracy of the original bid estimate. Because we have a number of contracts in process at any given time, these changes in estimates can sometimes offset each other without affecting overall profitability. However, significant changes in cost estimates on larger, more complex projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.
When recording revenue from change orders on contracts that have been approved as to scope but not price, we include in revenue an amount equal to the amount that we currently expect to recover from customers in relation to costs incurred by us for changes in contract specifications or designs, or other unanticipated additional costs. Revenue relating to change order claims is recognized only if it is probable that the revenue will be realized. When determining the likelihood of eventual recovery, we consider such factors as evaluation of entitlement, settlements reached to date and our experience with the customer. When new facts become known, an adjustment to the estimated recovery is made and reflected in the current period results.
Revenue Recognition
The majority of our contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). To minimize increases in the material prices and subcontracting costs used in tendering bids, we obtain firm quotations from our suppliers and subcontractors. As soon as we are advised that our bid is the lowest, we enter into firm contracts with our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs. The principal remaining risks under fixed price contracts relate to labor and equipment costs and productivity. As a result, we have rarely been exposed to material price or availability risk on contracts in our contract backlog. Such quotations do not include any quantity guarantees, and we therefore have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided. Most of our state and municipal contracts provide for termination of the contract for the convenience of the party contracting with us, with provisions to pay us only for work performed through the date of termination.
We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue is recognized as costs are incurred in an amount equal to cost plus the related profit. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is computed using the straight-line method for construction equipment. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to finish uncompleted contracts. Our cost estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our contracts can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of contracts of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a more significant effect on profitability.
There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with added scope changes, extended overhead due to customer-related and weather delays, subcontractor performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the contract and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.
Valuation of Long-Term Assets
Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. In addition, we had goodwill with a value of approximately $13 million at December 31, 2005, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142. The impairment testing required by SFAS 142 requires considerable judgment, and an impairment charge may be required in the future. We completed our annual impairment review for goodwill effective October 1, 2005, and it did not reveal impairment.
Deferred Taxes
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Because realization of deferred tax assets related to net operating loss carry forwards, or NOL’s, is not assured, our valuation allowance at the respective time represents the amount of the deferred tax assets that we determine are more likely than not to expire unutilized. Reflecting management’s assessment of expected future operating profitability, we expect to utilize all remaining NOL’s and therefore eliminated our valuation allowance in 2005. We reduced our valuation allowance in 2004 and 2003 by $18.9 million and $4.9, respectively.
Income Taxes
As of December 31, 2005, we had NOL’s of approximately $26.6 million, which will expire from time to time during the years 2008 through 2020 as discussed below. The exercise of significant numbers of in-the-money options by employees, resulting in tax-deductible compensation expense to the Company, would reduce the level of future taxable income and therefore the rate at which NOL’s are utilized. We currently expect that our NOL’s will have been fully utilized by 2008.
An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation in the usability of, or a potential loss of some or all of, the NOL’s. In order to reduce the likelihood of an ownership change occurring, our certificate of incorporation, as amended, prohibits transfers of our common stock resulting in, or increasing, individual holdings in excess of 4.5% of our common stock, unless such transfer is made by us or with the consent of our board of directors.
Because the regulations governing NOL’s are highly complex and may be changed from time to time, and because our attempts to prevent an ownership change from occurring may not be successful, the NOL’s could be limited or lost. We believe that the NOL’s are currently available in full, however, and intend to take all reasonable and appropriate steps to ensure that they will remain available. To the extent the NOL’s become unavailable to us, our future taxable income and that of any consolidated affiliate will be subject to federal taxation, thus reducing funds otherwise available for corporate purposes.
Discontinued Operations
In August 2005, our board of directors authorized management to sell our distribution business. In accordance with the provisions of SFAS 144, we determined that the distribution business became a long-lived asset held for sale and a discontinued operation in the third quarter of 2005. Consequently, we have reclassified the operating results of the distribution business from continuing operations in our statement of operations for all periods presented. We do not expect to incur a loss on the disposal of our distribution business.
Results of Operations
Fiscal Year Ended December 31, 2005 (2005) Compared with Fiscal Year Ended December 31, 2004 (2004)

	2005	2004	% Change
	(Dollar amounts in thousands)
Revenue	$219,439	$132,478	65.6%

Gross profit	23,756	13,261	79.1%

Gross margin	10.8%	10.0%	8.2%

General and administrative expenses, net	9,091	7,696	18.1%

Operating income	14,665	5,565	163.5%

Operating margin	6.7%	4.2%	59.1%

Interest expense, net	1,336	1,456	(8.2%)

	2005	2004	% Change
	(Dollar amounts in thousands)
Income from continuing operations, before minority interest and taxes	13,329	4,109	224.4%

Minority interest	—	962	(100.0%)

Income taxes	2,788	(2,134)	N.M.

Net income from continuing operations	10,541	5,281	99.6%

Net income from discontinued operations	559	372	50.3%

Net income	$11,100	$5,653	96.4%

Contract backlog, end of year	$307,000	$232,000	32.3%
Revenue. The revenue increase from 2004 to 2005, which includes an increase in revenues from state highway work of $39.0 million, or 98%, to $77.4 million and an increase in municipal revenues of $48.7 million, or 52%, to $141.9 million was due to several factors, including:
•	a growing contract backlog, which enabled us to expand our equipment fleet and to hire more field crews, especially in the San Antonio and Austin markets;

•	the continuing expansion of our construction capabilities, which allowed us to bid for and take on larger and more complex work;

•	certain water main contracts that included large diameter pipe, facilitating greater revenues to be generated by our crews;

•	the increase in the proportion of state highway contracts, which generally allow greater revenue production from our equipment and work crews; and

•	generally better weather during 2005 which allowed for continuous work on construction contracts, compared with one of the wettest years on record in 2004.
Gross Profit. The improvement in gross profits in 2005 was due principally to the 66% revenue increase, combined with the slightly higher gross margins. The margin improvement was attributable to the gradual improvement in gross margins in our contract backlog during 2005 combined with improved productivity resulting from good weather during the year and the efficiencies arising from having a greater number of larger and longer duration contracts in work than in the past.
Contract Backlog. The $75 million increase in contract backlog reflected the on-going broadening of our service platform and the continuation of a favorable bidding climate in our markets, and included the winning of several large contracts particularly two TXDOT contracts with an aggregate value of $103 million and a $46 million contract with Travelers Casualty and Surety Company to complete a TXDOT contract taken over by Travelers after a default by the original contractor.
General and Administrative Expenses, Net of Other Income and Expense. The increase in general and administrative, or G&A, expenses in 2005 was principally due to higher employee expenses, including an increase in staff, increased variable compensation resulting from our improved profits, and higher legal and accounting fees. Despite these increases in G&A expenses in support of the growing business, the significantly higher revenues in 2005 meant that the ratio of G&A expenses to revenue decreased from 6% in 2004 to 4% in 2005.
Operating Income. The 2005 increase in operating income and operating margin resulted from the higher gross margins and lower ratio of G&A expenses to revenues.
Interest Expense Net of Interest Income. The decrease in net interest expense in 2005 resulted from a $150,000 increase in interest income earned on available cash balances.
Minority Interest. Because we acquired the remaining 19.9% of Sterling Houston Holdings, Inc. in December 2004, no minority interest expense was recorded in 2005.

Income Taxes. In both 2005 and 2004 we recorded a reduction in the valuation allowance related to the deferred tax asset following management’s review of the likelihood that tax loss carryforwards would be substantially utilized in the future. This resulted in an effective tax rate of 21% in 2005 and a tax credit in 2004.
Net Income From Continuing Operations. The 2005 increase in net income from continuing operations was the result of the factors discussed above and resulted in the increase in basic and diluted income per common share from continuing operations.
Effect of Income Tax Benefits. Although we have the benefit of significant NOL’s, which shelter most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our recovery of the deferred tax asset are recorded in the income statement. Those adjustments resulted in a benefit of $1.4 million in 2005 and $1.9 million in 2004. Assuming an income tax rate of 34%, and disregarding adjustments to our deferred tax asset and other timing differences, net income would have been $8.8 million for 2005 and $2.1 million for 2004, and on the same basis, basic and fully diluted earnings from continuing operations per common share would have been $1.13 and $0.92, respectively, for 2005 compared with $0.39 and $0.30, respectively, for 2004. A reconciliation of reported net income for 2005 and 2004 to net income as if a 34% tax rate had been applied is set forth in the table below.

	2005	2004
	(Amounts in thousands
	except per -share data)
Income from continuing operations before income taxes, as reported	$13,329	$3,147

Provision for income taxes (assuming a 34% effective rate)	4,532	1,070

Net income from continuing operations as if a 34% rate had been applied	$8,797	$2,077

Basic income from continuing operations per common share	$1.13	$0.39

Diluted income from continuing operations per common share	$0.92	$0.30
Discontinued Operations, Net of Tax. Discontinued operations for 2005 and 2004 represent the results of operations of our distribution business which is operated by Steel City Products, LLC. The increase in the net income of discontinued operations was primarily due to a 2% increase in sales in 2005 combined with an improvement in gross margins from 15% to 16%.
Fiscal Year Ended December 31, 2004 (2004) Compared with Fiscal Year Ended December 31, 2003 (2003)

	2004	2003	% Change
	(Amounts in thousands
	except per –hare data)
Revenue	$132,478	$149,006	(11.1)%

Gross profit	13,261	17,825	(25.6)%

Gross margin	10.0%	12.0%	(16.6)%

General and administrative expenses, net	7,696	7,400	(4.0)%

Operating income	5,565	10,425	(46.6)%

Operating margin	4.2%	6.9%	(39.1%)

Interest expense, net	1,456	1,842	(21.0)%

Income from continuing operations, before minority interest and taxes	4,109	8,583	(52.1)%

Minority interest	962	1,627	(40.9)%

Income taxes	(2,134)	1,752	N/A

Net income from continuing operations	5,281	5,204	1.5%

Net income from discontinued operations	372	215	73.0%

Net income	$5,653	$5,419	4.3%

Contract backlog, end of year	$232,000	$141,000	64.5%

Revenue. The decrease in revenues from 2003 to 2004 was due to several factors, including a decrease in business with the City of Houston and Harris County, Texas which in turn was result of the completion of several large contracts in 2003. The decrease was offset in part by an increase of $11.4 million, or 41%, in state highway business due principally to the acquisition of the Kinsel construction business. We also encountered adverse weather conditions in the second and fourth quarters of 2004 which significantly reduced the number of available workdays on several of our contracts.
Gross Profit. The 2004 decrease in gross profit reflects the lower revenues in 2004 and the decrease in gross margins. The decrease in gross margins was due to higher fixed cost absorption rates because of the lower revenues and weather-related delays combined with a lower average gross margin in the contracts completed during 2004. We also experienced losses on several construction contracts in the Dallas market. In contrast, gross margins in 2003 were unusually high due to both the mix in types of contracts and favorable weather conditions.
Contract Backlog. We began 2004 with a contract backlog of $141 million. During the year, the bidding climate improved and that, coupled with our broadening service platform, resulted in our successfully competing for a variety of larger, multi-year contracts.
General and Administrative Expenses, Net of Other Income and Expense. In 2003 we had a $1.0 million increase in our liability related to the acquisition of the remaining 19.9% of Sterling Houston Holdings, Inc. Whilst this increase was not repeated in 2004, G&A increased in 2004 as a result of the listing of our common stock on the American Stock Exchange, the hiring of a public relations firm, and expenses related to the conversion of zero coupon notes into five-year notes upon the acquisition of the 19.9% of Sterling Houston Holdings.
Operating Income. Operating income decreased in 2004 as a result of the decline in revenues and related gross profits, which were not off-set by a concomitant decline in G&A expenses.
Interest Expense, Net of Interest Income. The decrease in interest expense in 2004 was a result of lower interest rates on our credit facility with Comerica Bank, which we refer to as the construction business revolver.
Minority Interest. In both 2003 and 2004 we recorded a minority interest expense attributable to the 19.9% of Sterling Houston Holdings that we did not acquire until December 2004. However, there was a reduction in the minority interest expense in 2004 because of the lower level of operating profits.
Income Taxes. In 2004 we recorded a reduction in the valuation allowance related to the deferred tax asset following management’s review of the likelihood that tax loss carryforwards would be used in the future. The effective tax rate of 25.2% in 2003 was less than the expected rate because of the utilization of $1.8 million of NOL’s against current taxable income.
Net Income From Continuing Operations. The decrease in net income from continuing operations in 2004 was the result of the factors discussed above. While basic income per common share from continuing operations was unchanged in 2004, the decline in diluted income per common share from continuing operations resulted from an increase in the number of common shares outstanding which was the result of the issuance of common stock in partial payment for the remaining 19.9% of Sterling Houston Holdings.

Effect of Income Tax Benefits. Although we have the benefit of significant NOL’s, which shelter most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our recovery of the deferred tax asset are recorded in the income statement. Those adjustments resulted in a benefit of $1.9 million in 2004 and $1.8 million in 2003. Assuming an income tax rate of 34%, and disregarding adjustments to our deferred tax asset, net income would have been $2.1 million for 2004 and $4.6 million for 2003, and on the same basis, basic and fully diluted earnings from continuing operations per common share would have been $0.39 and $0.30, respectively, for 2004, compared with $0.90 and $0.71, respectively, for 2003. A reconciliation of reported net income for 2004 and 2003 to net income, as if a 34% tax rate had been applied, is set forth in the table below.

	2004	2003
	(Amounts in thousands
	except per -hare data)
Income from continuing operations before income taxes, as reported	$3,147	$6,956

Provision for income taxes (assuming a 34% effective rate)	1,070	2,365

Net income from continuing operations, as if a 34% rate had been applied	$2,077	$4,591

Basic income from continuing operations per common share	$0.39	$0.90

Diluted income from continuing operations per common share	$0.30	$0.71
Discontinued Operations, Net of Tax. Discontinued operations for 2004 and 2003 represent the results of operations of Steel City Products, LLC. The increase in discontinued operations was due to an increase in sales in 2004 of $1.1 million, or 6%, arising from increased automotive sales and promotional orders of pet supplies which was offset by a small decrease in sales of lawn and garden products. Gross profit margins remained relatively flat.
Historical Cash Flows
The following table sets forth information about our cash flows for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$22,267	$3,449	$2,651

Net cash provided by (used in)

Continuing operations:

Operating activities	31,266	4,171	18,185

Investing activities	(10,972)	(5,809)	(4,270)

Financing activities	(1,476)	2,436	(13,376)

Discontinued operations

Operating activities	(294)	(977)	(388)

Investing activities	—	(34)	(10)

Financing activities	349	964	217

Supplementary information:

Capital expenditures	11,392	3,555	4,340

Working capital (at end of period)	18,354	16,052	6,834

Operating Activities
Significant non-cash items included in operating activities for 2005 were:
•	depreciation and amortization, which totaled $5.1 million, an increase of $0.5 million from 2004, as a result of the continued increase in the size of our construction fleet; and

•	tax expense, which increased by $4.9 million during 2005 due principally to the increase in operating income and a reduction in the benefit arising from the reduction in the valuation allowance related to the deferred tax asset. Although we have the benefit of significant NOL’s which shelter most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements, through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our revaluation of the deferred tax asset are recorded in the income statement.
In addition to the significant increase in income during 2005, working capital components (excluding cash) increased by $12.9 million compared with 2004. The significant components of the changes in working capital are as follows:
•	there was a decrease of $3.7 million in costs and estimated earnings in excess of billings on uncompleted contracts in 2005 compared with an increase of $4.6 million in 2004. These changes reflect the resolution of timing differences as contracts progress;

•	billings in excess of costs and estimated earnings on uncompleted contracts increased by $9.2 million in 2005, whereas in 2004 there was a decrease of $5.3 million. These changes principally reflect fluctuations in the timing and amount of mobilization payments to assist in the start-up on certain contracts;

•	trade payables increased by $6.0 million in 2005 compared with an increase of $4.5 million in 2004, principally reflecting the increased level of revenues in 2005; and

•	contracts receivable increased by $8.7 million in 2005 compared with a slight decrease in 2004, principally reflecting the revenue increase and related level of customer retentions.
Investing Activities
Expenditures to expand our construction fleet were $11.4 million in 2005 compared with $3.5 million during 2004. The much enlarged contract backlog required a significant expansion of our fleet in 2005. Investing activities during 2004 included the payment of net cash of $2.5 million upon the acquisition of the 19.9% minority interest of Sterling Houston Holdings.
Financing Activities
Cash provided by operations combined with the increased level of working capital more than offset the high level of capital expenditures in 2005 and the funding of net long-term debt repayments of $2.7 million, resulting in a substantial increase in our cash position at year end. In 2005 cash increased by $18.9 million of which only $0.5 million was derived from an increase in borrowings under our revolving lines of credit. During 2004, there was an increase in borrowings under the lines of credit of $2.5 million because capital expenditures, long-term debt repayments and working capital requirements exceeded cash provided by operations.
Funds received from the exercise of warrants by North Atlantic Smaller Companies Investment Trust plc, or NASCIT, and the exercise of options by employees and directors, totaled $827,000 during 2005 compared with option exercise proceeds of $405,000 in 2004.
Liquidity
The level of working capital for our construction business varies due to fluctuations in the levels of costs and estimated earnings in excess of billings, and of billings in excess of cost and estimated earnings; the size and status of contract mobilization payments, of customer receivables and of contract retentions; and the level of amounts owed to suppliers and subcontractors. Some of these fluctuations can be significant.
Sources of Capital
In addition to cash provided from operations, we use our revolving lines of credit to finance working capital needs and capital expenditures.

Construction Business Revolver
Our construction business has a revolving credit facility with Comerica Bank. The revolver has a maturity date of May 1, 2007 and is a collateral-based facility with total borrowing capacity, subject to a borrowing base, of up to $17.0 million. At December 31, 2005, $13.8 million in borrowings were outstanding under this revolver and we had unused availability of $3.2 million, in addition to cash and cash equivalents of $22.6 million.
This revolver is secured by all of our construction business equipment and provides working capital financing for the operation of our construction business and to fund the acquisition of equipment. The revolver requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the line of credit. Borrowing interest rates are based on the bank’s prime rate or on a Eurodollar rate at the option of the Company. The interest rate on funds borrowed under this revolver during the year ended December 31, 2005 ranged from 5.25% to 7.25%. The revolver is subject to our compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, and debt leverage ratios. We were in compliance with all of these covenants at December 31, 2005.
Steel City Products Revolver
Steel City Products has a revolving credit facility with National City Bank of Pennsylvania. This revolver has a maturity date of May 31, 2007 and is a collateral-based facility with total borrowing capacity, subject to a borrowing base, of $5.0 million. At December 31, 2005, $4.3 million in borrowings were outstanding under the revolver, and we had unused availability of approximately $0.2 million, in addition to cash and cash equivalents of $0.1 million.
The Steel City Products revolver is secured by substantially all of the assets of Steel City Products and provides working capital financing for the operation of the distribution business. Borrowing interest rates are based on the bank’s prime rate. The interest rate on funds borrowed under this revolver during the year ended December 31, 2005 ranged from 6.0% to 7.25%. The revolver is subject to our compliance with a financial covenant relating to fixed charge coverage. We were in compliance with this covenant at December 31, 2005. The Steel City Products revolver is included in the liabilities of discontinued operations held for sale on the consolidated balance sheet.
Other Debt
Related Party Notes
For the last five years, certain directors, affiliates and members of management have from time to time and through various methods provided financing to help fund our expansion and operations.
At December 31, 2005, we were indebted to those persons under unsecured notes in an aggregate amount of approximately $8.5 million as set forth in the table below:

Patrick T. Manning (Chairman & Chief Executive Officer)	$318,592

Joseph P. Harper, Sr. (President & Chief Operating Officer)	$2,637,422

Maarten D. Hemsley (Chief Financial Officer)	$181,205

Robert M. Davies (former director)	$452,908

James D. Manning (the brother of Patrick T. Manning)	$1,855,350

Other members of management	$3,003,382
Principal and interest at the rate of 12% per annum were payable quarterly on these unsecured notes until their maturity in July 2009. In January 2006 we prepaid these notes in full from the proceeds of our common stock offering. See Footnote 14 of Notes to Consolidated Financial Statements — Subsequent Event.
Mortgages
In 2001 we completed the construction of a new headquarters building on land adjacent to our equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at an interest rate of 7.75% per annum, repayable over 15 years. This mortgage is cross-collateralized with a prior mortgage on the land and equipment repair facilities, which were purchased in 1998, in the original amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.

Uses of Capital
Contractual Obligations
The following table sets forth our fixed, non-cancelable obligations at December 31, 2005, including those related to our discontinued operations.

	Payments due by Period
		Less Than		4—5	More Than
	Total	One Year	1—3 Years	Years	5 Years
	(Amounts in thousands)
Debt	$18,049	$4,261	$13,788	$—	$—

Capital leases	83	24	59	—	—

Operating leases	2,196	1,148	1,048	—	—

Related party notes (1)	8,449	8,449	—	—	—

Other long-term liabilities	905	123	246	246	290

	$29,682	$14,005	$15,141	$246	$290

(1)	See Note 14 of Notes to Consolidated Financial Statements — Subsequent Event.
To manage risks of changes in the material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the contracts that we are awarded for which quotations have been provided.
Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on both of our revolving lines of credit is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates. In 2005 that interest was approximately $576,000. In 2005 we also paid $1.2 million of interest in quarterly installments on our related party notes, described above. These notes were prepaid in January 2006 together with interest. All other debt is expected to have future annual interest expense payments of approximately $60,000 in less than one year, $120,000 in one to three years, and $120,000 in four to five years.
Capital Expenditures
Our capital expenditures during 2005 were $11.4 million and during 2004 were $3.5 million and consisted almost exclusively of expenditures to purchase heavy construction equipment.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43,” or SFAS No. 151, which is the result of the FASB’s efforts to conform United States accounting standards for inventories with international accounting standards. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have an impact on our consolidated financial statements.
In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. We are required to adopt SFAS No. 123(R) beginning January 1, 2006. Pro forma disclosure, as was allowed under APB 25 and SFAS No. 123, will no longer be an alternative. In addition, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all stock options granted thereafter. Because we utilize a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and will not have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, the adoption of SFAS No. 123(R) is not expected to have a material impact on our financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision must be adopted no later than the end of the fiscal year ending December 31, 2005. We do not expect the adoption of FIN 47 will have a material impact on our financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Changes in interest rates are our primary sources of market risk. At December 31, 2005, $18 million of our outstanding indebtedness was at floating interest rates. An increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $255,000 per year.
Item 8. Financial Statements and Supplementary Data.
Financial statements start on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. None
Item 9A. Controls and Procedures.
The Company maintains “disclosure controls and procedures” (as that phrase is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s reports required by the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, its President and its Chief Financial Officer to allow timely decisions regarding the required disclosures.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. During 2005 we strengthened our controls over financial statement reporting. This included establishing a third-party review of our financial statements separate from, and in advance of, the audit by our independent auditors. This new procedure failed to identify an error in the classification of part of our 2005 income tax accrual. The error was identified by our independent auditors at year end and was corrected in our financial statements. Accordingly, this did not result in the publication of any incorrect data. However, we consider this failure to be a material weakness and are taking steps to expand the review of our financial statements to help ensure that such an error does not recur.
The Company’s Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” for the quarter and year ended December 31, 2005. Based on their evaluation, the principal executive officer and the principal financial officer concluded that the Company’s controls and procedures were not effective at December 31, 2005 for the reason stated above.
Item 9B. Other Information. None
Part III
Item 10. Directors and Executive Officers of the Registrant.
Directors and Executive Officers
The following table sets forth the names and ages of each of our current directors and the positions they held on March 15, 2006:

				Term of
			Director	Office
Name	Position	Age	Since	Expires
Patrick T. Manning	Chairman of the Board of Directors & Chief Executive Officer	60	2001	2008

Joseph P. Harper, Sr	President & Chief Operating Officer, Director	60	2001	2008

Maarten D. Hemsley	Chief Financial Officer, Director	56	1998	2007

John D. Abernathy	Director	68	1994	2006

Robert W. Frickel	Director	62	2001	2006

Milton L. Scott	Director	49	2005	2006

Christopher H. B. Mills	Director	53	2001	2007

David R. A. Steadman	Director	68	2005	2008
Patrick T. Manning. Mr. Manning joined the predecessor of Texas Sterling Construction, L.P., our construction subsidiary, which along with its predecessors we refer to as TSC, in 1971 and led its move from Detroit, Michigan into the Houston market in 1978. He has been TSC’s President and Chief Executive Officer since 1998 and the Company’s Chairman of the Board of Directors and Chief Executive Officer since July 2001. Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors’ Association, where he served as a member of the board of directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972.
Joseph P. Harper, Sr. Mr. Harper has been employed by TSC since 1972. He was Chief Financial Officer of TSC for approximately 25 years until August 2004, when he became Treasurer. In addition to his financial responsibilities, Mr. Harper has performed both estimating and project management functions. Mr. Harper has been a director and the Company’s President and Chief Operating Officer since July 2001. Mr. Harper is a certified public accountant.
Maarten D. Hemsley. Mr. Hemsley has been an employee in various capacities and/or a director of the Company and its predecessors since 1988. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer until July 2001, and currently serves as Chief Financial Officer. From January 2001 to May 2002, Mr. Hemsley was also a consultant to, and thereafter has been an employee of, JO Hambro Capital Management Group Limited, or JOHCMG, an investment management company based in the United Kingdom serving since 2001 as Fund Manager of Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II investment fund. Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls for electric vehicles, and of a number of privately-held companies in the United Kingdom. Mr. Hemsley is a Fellow of the Institute of Chartered Accountants in England and Wales.
David R. A. Steadman. Mr. Steadman is President of Atlantic Management Associates, Inc., a management services and investment group. An engineer by profession, he served as Vice President of the Raytheon Company from 1980 until 1987 where he was responsible for commercial telecommunications and data systems businesses in addition to setting up a corporate venture capital portfolio. Subsequent to that and until 1989, Mr. Steadman was Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of semiconductor production equipment. Mr. Steadman serves as Chairman of VISaer, Inc., a provider of software used in the maintenance, repair and overhaul of aircraft; as Chairman of Brookwood Companies Incorporated, a major textile converter, dyer and finisher; and as a director of Mathsoft Engineering and Education, Inc., a provider of calculation management software solutions, all privately held companies. Mr. Steadman also serves on the board of directors of two public companies, Aavid Thermal Technologies, Inc., a provider of thermal management solutions for the electronics industry, and as Chairman of Tech/Ops Sevcon, Inc. Mr. Steadman is a Visiting Lecturer in Business Administration at the Darden School of the University of Virginia.
John D. Abernathy. Mr. Abernathy was Chief Operating Officer of Patton Boggs LLP, a Washington D.C. law firm, from January 1995 through May 2004 when he retired. He is also a director of Par Pharmaceutical Companies, Inc., a generic drug manufacturer and Neuro-Hightech Pharmaceutical, Inc., a development stage drug company. Mr. Abernathy is a certified public accountant. In December 2005, Mr. Abernathy was elected Lead Director by the independent members of the Company’s Board of Directors.
Robert W. Frickel. Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a public accounting firm that provides audit, tax and consulting services primarily to companies in the construction industry. Prior to the founding of the R.W. Frickel Company in 1974, he was employed by Ernst & Ernst. Mr. Frickel is a certified public accountant.
Milton L. Scott. Mr. Scott is currently a consultant to Complete Energy Holdings, LLC, a company of which he was Managing Director until January, 2006 and which he co-founded in January, 2004 to acquire, own and operate power generation assets in the United States. He was a Managing Director From March 2003 to January 2004, Mr. Scott was a Managing Director of The StoneCap Group, an entity formed to acquire, own and operate power generation assets. From October 1999 to November 2002, Mr. Scott served as Executive Vice President and Chief Administrative Officer at Dynegy Inc., a public company that was a market leader in power distribution, marketing and trading of gas, power and other commodities, midstream services and electric distribution. From July 1977 to October 1999, Mr. Scott was with the Houston office of Arthur Andersen LLP, a public accounting firm, where he served as partner in charge of the Southwest Region Technology and Communications practice. Mr. Scott is currently the lead director and chairman of the audit committee of W-H Energy Services, a NYSE listed company that is in the oilfield services industry.

Christopher H. B. Mills. Mr. Mills is a director of JOHCMG. Prior to founding JOHCMG in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company, Invesco MIM, as an investment manager and director, from 1975 to 1993. He is the Chief Executive of North Atlantic Smaller Companies Investment Trust plc, an 8.29% stockholder of the Company’s common stock, and of American Opportunity Trust plc. Mr. Mills also serves as a director of Nationwide Accident Repair Services, PLC, a U.K. public company that repairs motor vehicles, Izodia PLC, a U.K. public company that is an e-commerce software publisher, and Lesco, Inc., a U.S. public company that manufactures and sells fertilizer and lawn products.
In addition to Messrs. Manning, Harper and Hemsley, the only other executive officer of the Company is Roger M. Barzun, 64, who has been Vice President, Secretary and General Counsel since August 1991, was elected a Senior Vice President from May 1994 until July 2001 and again in March 2006. Mr. Barzun has been a lawyer since 1968 and is a member of the New York and Massachusetts bar associations. Mr. Barzun also serves as general counsel to other corporations from time to time on a part-time basis.
The Audit Committee
The Company has a standing audit committee that meets the requirements of the Exchange Act. The Audit Committee consists of Messrs. Abernathy (Chairman), Scott and Steadman, each of whom is an independent director under the standards of the SEC and Nasdaq. The Board of Directors has determined that each of Messrs. Abernathy and Scott is an audit committee financial expert.
In December 2005, the independent members of the Board appointed Mr. Abernathy Lead Director.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s equity securities, or Insiders, to file reports of beneficial ownership and certain changes in beneficial ownership on Forms 3, 4 and 5 with the SEC and to furnish the Company with copies of those reports.
Based solely upon a review of Forms 3 and 4 and amendments to them furnished to the Company during 2005, any Forms 5 and amendments thereto furnished to the Company with relating to 2005, and any written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to the Company’s Insiders were satisfied except as follows:
Mr. Harper did not timely file a Form 4 covering his acquisition of a convertible note in December 2001. Beneficial ownership of this derivative security was reported on a Form 4 filed in January 2005.
Mr. Frickel did not timely file a Form 4 covering his exercise of an option to convert a promissory note into common stock in December 2004. Beneficial ownership of the shares so acquired was reported on a Form 4 filed in February 2005.
Mr. Mills did not timely file a Form 4 covering the grant of a stock option to him in May 2005. Beneficial ownership of this derivative security was reported on a Form 4 filed in June 2005.
Mr. Hemsley did not timely file a Form 4 covering the grant of a stock option to him in July 2005. Beneficial ownership of this derivative security was reported on a Form 4 filed in November 2005.
Code of Ethics
The Company has adopted a Code of Business Conduct & Ethics that complies with applicable SEC rules and applies to the chief executive officers, the chief financial officers and the chief accounting officers of the Company and its subsidiaries. The Code of Ethics is posted on the Company’s website at www.sterlingconstructionco.com.

Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and other executive officers of the Company who were serving at the end of 2005 and whose total annual salary and bonus in 2005 exceeded $100,000.

					Long-Term
					Compensation	All Other
Name		Annual Compensation			Securities	Comp-
and				Other	Underlying	ensation
Principal Position	Year	Salary	Bonus*	Annual Compensation	Options/SAR’s	(4)
Patrick T. Manning (1)	2005	$240,000	$365,000	$28,200	11,500	$2,215
Chairman of the Board & Chief	2004	$225,496	$179,873	$12,850	13,500	—
Executive Officer	2003	$200,000	$300,000	$12,850	3,500	—

Joseph P. Harper, Sr.(2)	2005	$215,000	$340,000	$30,850	11,500	$6,450
President & Chief Operating	2004	$196,718	$173,776	$12,850	13,500	$5,919
Officer	2003	$187,308	$300,000	$12,850	3,500	$5,205

Maarten D. Hemsley(3)	2005	$108,067	$125,000	$7,660	2,800	$3,242
Chief Financial Officer	2004	$88,269	—	$4,500	5,000	$2,550
	2003	$88,651	—	$4,500	—	—

*	Bonuses, if any, are calculated and approved in the first quarter of the year following the year to which they relate. Thus the bonuses for 2005 were approved in March of 2006.

(1)	The Company entered into a three-year employment agreement with Mr. Manning, effective July 18, 2004, as amended, under which he is paid an annual base salary of $240,000. Other annual compensation in 2005 consists of a one-time country club fee of $16,000, country club dues of $3,800 and a car allowance of $8,400.

(2)	The Company entered into a three-year employment agreement with Mr. Harper, effective July 18, 2004, as amended, under which he is paid an annual base salary of $215,000. Other annual compensation in 2005 consists of country club dues of $4,450, a payment of $18,000 for unused vacation time and a car allowance of $8,400.

(3)	The Company entered into a two-year employment agreement with Mr. Hemsley, effective July 18, 2005, under which he is paid an annual base salary of $135,000. Other annual compensation in 2005 consists of the payment by the Company of Mr. Hemsley’s annual long-term disability insurance premium and life insurance premium.

(4)	All other compensation includes employer contributions under the Company’s 401(k) plan.

Stock Option Grants in the Last Fiscal Year
The following table shows options to acquire common stock that were granted in 2005 pursuant to the Company’s 2001 Stock Incentive Plan by the Board of Directors to the individuals named above in the Summary Compensation Table.

	Individual Grants				Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for
	Options	Employees in	Exercise Price	Expiration	Option Term
Name	Granted (#)	2005	($/Share)	Date	5%	10%
Patrick T. Manning	10,000	8.5%	$9.69	7/18/2010	$26,772	$59,158
	1,500	1.3%	$16.78	9/12/2010	$7,087	$15,696
Joseph P. Harper, Sr.	10,000	8.5%	$9.69	7/18/2010	$26,772	$59,158
	1,500	1.3%	$16.78	9/12/2010	$7,087	$15,696
Maarten D. Hemsley	2,800	2.3%	$9.69	7/18/2010	$7,496	$16,564
Options to acquire 117,600 shares of common stock were granted to employees during 2005. The options to acquire 10,000 shares of common stock granted to Messrs. Manning and Harper, and the option to acquire 2,800 shares of common stock granted to Mr. Hemsley, vest in full on July 18, 2007. The options to acquire 1,500 shares of common stock granted to Messrs. Manning and Harper vest in five equal installments on the first five anniversaries of the date of grant. The vesting of all of the options granted to Messrs. Manning, Harper and Hemsley is accelerated in the event of a change in control of the Company, as defined in the 2001 Stock Incentive Plan.
Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
During 2005, none of the individuals named above in the Summary Compensation Table exercised any of their options.
The following table sets forth certain information based on the fair market value of a share of common stock at December 30, 2005 ($16.83), the last trading day of the year, with respect to stock options held on that date by each of the individuals named above in the Summary Compensation Table. The “value” of unexercised in-the-money options is the difference between the $16.83 market value of the common stock subject to the options at December 30, 2005 and the exercise price of the option shares.

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at		Options at
	December 31, 2005		December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick T. Manning	7,160	28,450	$106,000	$308,648
Joseph P. Harper, Sr.	10,701	24,999	$157,774	$256,875
Maarten D. Hemsley	438,924	5,300	$6,751,800	$54,317

Compensation of Directors
The following table sets forth the standard compensation paid to non-employee directors in 2005.
Annual Fees

Each Director:	$7,500
Each Director at each annual meeting of stockholders:	5,000-share stock option(1)
Additional Annual Fees

Chairman of the Audit Committee	$7,500
Chairman of the Compensation Committee	$2,500
Chairman of the Corporate Governance & Nominating Committee	$2,500
Meeting Fees (each director)

Regularly scheduled in-person Board meeting	$1,250
Regularly scheduled telephonic Board meeting	$1,000
Other telephonic Board meeting	$500
Committee meetings (including the chairman)	$750

(1)	The stock option is granted at the market price on the date of grant, vests in full on the date of grant and expires on the tenth anniversary of the date of grant.
During 2005, non-employee directors did not receive any other compensation for any service provided as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and Board committees. Directors living outside North America, currently only Mr. Mills, have the option of attending regularly-scheduled in-person meetings by telephone, and those who elect to do so are paid an attendance fee as if they had attended in person.
Employment Contracts; Termination of Employment; and Change-in-Control Arrangements
Patrick T. Manning. Mr. Manning is Chairman of the Board and Chief Executive Officer of the Company and President and Chief Executive Officer of Sterling General, Inc., or SGI, the general partner of TSC under an employment agreement dated July 18, 2004, as amended on November 2, 2005. The term of Mr. Manning’s employment under the agreement continues until July 18, 2007, followed by additional one-year terms if the Company gives him at least 90 days’ notice to extend the agreement prior to the end of the term, and if Mr. Manning has not already given 180 days’ notice of his intention to resign. Failure to extend the original three-year term of the agreement and any one-year extended term gives Mr. Manning “good reason” to terminate his employment agreement (as discussed below).
The agreement provides for the payment to Mr. Manning of a base annual salary of $240,000. Mr. Manning is also entitled to an annual bonus of $125,000 for any fiscal year during which TSC, on a consolidated basis, achieves 75% or more of its budgeted defined earnings before interest, taxes and depreciation. Annual budgets are subject to the approval of the boards of directors of both TSC and the Company. An additional incentive bonus of up to a maximum of 100% of his base annual salary is payable to Mr. Manning based on the extent by which (if at all) TSC’s consolidated defined earnings before interest, taxes and depreciation for a given year exceeds the amount budgeted, provided that the excess is at least 10%. The additional incentive bonus, however, is subject to a cap that has the effect of limiting, on a pro rata basis, the additional incentive bonuses payable to certain executive officers of SGI (including Mr. Manning) to 30% of the amount of the excess defined earnings before interest, taxes and depreciation. Mr. Manning’s bonuses for the last three years are listed above in the Summary Compensation Table. As of the effective date of the employment agreement and on its first two anniversaries, the Company is obligated to grant Mr. Manning an employee stock option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of a share of common stock on the date of the grant. Each option expires five years from its date of grant and vests in full on July 18, 2007, the end of the three-year term of the employment agreement. Mr. Manning is also entitled to a car allowance, paid vacation time and participation in Company health, bonus and other fringe benefit plans.
If Mr. Manning terminates his employment for “good reason” (as defined in the agreement), the Company must continue to pay him his annual base salary for the balance of the term of the agreement, but in any event for at least 12 months. If the Company terminates Mr. Manning’s employment without “good cause” (as defined in the agreement), it must continue to pay him his annual base salary until the earlier of the expiration of the term of the agreement (including any extensions thereof) or until he ceases to be subject to the non-competition and non-solicitation obligation described below. If Mr. Manning terminates his employment without good reason, if the Company terminates his employment for good cause, or in the event of his death or permanent disability, the Company is only required to pay him his base annual salary and any vested benefits through the date of termination. The options granted to Mr. Manning under the employment agreement will continue in effect until they expire or are exercised notwithstanding his termination of employment, unless the Company terminates Mr. Manning’s employment for good cause, in which case the options will terminate on the date that Mr. Manning’s employment terminates.
Mr. Manning is also subject to non-competition and non-solicitation provisions for a period of one or two years after termination of employment depending on the reason for the termination, along with ongoing confidentiality requirements. If the termination of Mr. Manning’s employment is by the Company without good cause or by Mr. Manning for good reason, the Company’s payment obligations described below and the non-competition and non-solicitation obligations continue for one year. If the termination of his employment is by the Company for good cause or by Mr. Manning without good reason, the Company’s payment obligations and the non-compete and non-solicitation obligations continue for two years. The agreement provides for a payment to Mr. Manning after his employment terminates of $1,000 per month in exchange for his obligation not to compete with the Company or TSC and not to solicit their customers, clients or employees during the applicable period. In the event Mr. Manning’s employment is terminated by the Company without good cause, Mr. Manning may elect to forego the monthly payments and be free of any non-compete and non-solicitation obligations. In the event Mr. Manning terminates the agreement because of a “change in control” (as defined in the agreement), the Company is under no obligation to make the payments, and Mr. Manning is not subject to the non-competition or non-solicitation obligations. By their terms, the vesting of all of Mr. Manning’s stock options is accelerated in the event of a change in control of the Company.
Joseph P. Harper, Sr. Mr. Harper is President and Chief Operating Officer of the Company and Treasurer of SGI under a three-year employment agreement identical to Mr. Manning’s except that his base annual salary is $215,000 and he is entitled to take 18 weeks of vacation with the right to extend or reduce that vacation time by foregoing or receiving additional annual base salary at the rate of $4,000 per week. By their terms, the vesting of all of Mr. Harper’s stock options is accelerated in the event of a change in control of the Company. Mr. Harper’s bonuses for the last three years are listed above in the Summary Compensation Table.
Maarten D. Hemsley. Mr. Hemsley is the Company’s Chief Financial Officer under a two-year employment agreement that is substantially similar to Mr. Manning’s, except that his base annual salary is $135,000, his maximum regular bonus is $50,000, any additional bonus is in the discretion of the Compensation Committee of the Board and is limited to a maximum of $75,000 and his annual stock option grant is 2,800 shares of common stock. Mr. Hemsley’s bonuses for the last three years are listed above in the Summary Compensation Table. The agreement provides for long-term disability coverage and a minimum of $100,000 of term life insurance coverage. Unlike the employment agreements of Messrs. Manning and Harper, if Mr. Hemsley terminates his employment within 30 days after a “change in control” (as defined in the agreement), Mr. Hemsley is entitled to accelerated vesting of all his stock options and the payment of any bonus that is earned but has not been paid on the date of termination.
Report of the Compensation Committee on Executive Compensation
This report has been prepared by the Compensation Committee of the Board and addresses the Company’s compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for 2005. All members of the Committee are “independent” under the applicable standards of The Nasdaq Stock Market.
During 2005 the Company had no operating business of its own, but was a holding company of other operating businesses.
Compensation Policy. The overall intent of the Compensation Committee is to establish levels of compensation that provide appropriate incentives to executive officers to command a high level of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to attract and retain the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options. All of the executive officers of the Company are compensated under employment agreements described below under the heading Executive Compensation — Employment Contracts & Termination of Employment and Change-in-Control Arrangements.
Chief Executive Officer’s Compensation. Mr. Manning received compensation in 2005 under his July 2004 amended employment agreement with the Company and Sterling General, Inc., or SGI, which is the general partner of Texas Sterling Construction, L.P., or TSC. The level of his compensation was determined to be appropriate by the members of the Committee serving at the time based on an analysis of compensation for executives with similar responsibilities at companies of similar size within the heavy civil construction industry together with an evaluation of the nature of the position; the expertise and responsibility that the position requires; Mr. Manning’s extensive experience in the construction industry; the generally strong performance of TSC during prior years and the subjective judgment of the members of the Committee of what is a reasonable level of compensation.
Other Executive Officers. In considering the compensation for Mr. Harper under his July 2004 amended employment agreement with the Company and SGI, and Mr. Hemsley’s compensation under his July 13 employment agreement with the Company, the Committee followed similar benchmarking and evaluation processes as were applied to Mr. Manning’s compensation.
Salary. Since all of the Company’s executive officers are long-term employees of the Company or of TSC and its predecessors, their salaries in 2005 were based on the benchmarking procedures described above, in respect of Messrs. Manning Mr. Harper and Hemsley, the level of their prior salaries, and the subjective judgment of the members of the Compensation Committees as to the value of the executive’s past contribution and potential future contribution to the business.
Bonuses. Bonus are designed to provide additional incentive to executive officers, including the chief executive officer , to increase the Company’s profitability. Accordingly their bonuses are based on achieving and exceeding Board-established levels of defined earnings before interest, taxes and depreciation, and in the case of Mr. Hemsley also on the extent of special tasks undertaken during the year. See Executive Compensation, below.
Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management’s and stockholders’ interests in the enhancement of stockholder value over the long term and/or in providing an incentive to remain in the Company’s employ. The exercise price of all outstanding stock option grants is equal to the market price of the common stock on the date of grant. In 2005, options were granted to certain executives in recognition of their past performance.
Submitted by the members of the Compensation Committee on March 27, 2006
Robert W. Frickel, Chairman
John D. Abernathy
Performance Graph
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with (i) the Dow Jones Total Return Index, a broad market index, and (ii) the Dow Jones Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction, over the same period. Both indices are published in The Wall Street Journal.
The returns are calculated assuming the value of an investment of $100 in the Company’s common stock and in each index at the Company’s 1999 fiscal year-end and that all dividends were reinvested into additional shares of common stock; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the periodic measuring dates and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.’

	Dow Jones – Heavy	Dow Jones – Total	Sterling Construction
Year	Construction Index	Return Index	Company, Inc.
2000	100	100	100
2001	105	88	185
2002	88	69	192
2003	120	90	498
2004	146	100	570
2005	211	107	1,849

Compensation Committee Interlocks and Insider Participation
During 2005, Robert W. Frickel, John D. Abernathy and Robert M. Davies served on the Compensation Committee. Mr. Davies resigned as a director on December 23, 2005. Prior to July 2001, Mr. Davies was an executive officer of the Company. Mr. Steadman, who is a director of the Company, and Mr. Hemsley, who is a director and executive officer of the Company, are each members of the compensation committee of Tech/Ops Sevcon, Inc., but neither of them are executive officers of that company. None of the Company’s executive officers served as a director or member of the compensation committee, or any other committee serving an equivalent function, of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee.
The Board of Directors intends that any transactions with officers, directors and affiliates will be entered into on terms no less favorable to the Company than could be obtained from unrelated third parties and that they will be approved by a majority of the Board who are independent and disinterested with respect to the proposed transaction. The Audit Committee reviews in advance all related party transactions in excess of $50,000.
See the relationship with Mr. Frickel described in Item 13. — Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Based on information furnished by the beneficial owners of common stock listed in the following two tables, the Company believes that those beneficial owners have sole investment and voting power over the shares of common stock shown as beneficially owned by them except as indicated otherwise in the footnotes.
The percentages listed in the following two tables assume for each person or group the acquisition of all shares as to which beneficial ownership may be acquired by that person or group within sixty days of March 1, 2006 in accordance with Rule 13d-3(d)(1) of the Exchange Act, but not the acquisition of the shares that could be acquired in that period by any other person or group listed.
Certain Beneficial Owners
The following table sets forth certain information at March 1, 2006 about the beneficial ownership of shares of the Company’s common stock by each person, other than the Company’s directors and executive officers, known to the Company to own beneficially more than 5% of the outstanding shares of common stock. The address of each of beneficial holders in the following table is North Atlantic Value LLP, Ryder Court, 14 Ryder Street, London SW1Y 6QB, England

	Number of
	Outstanding
	Shares of	Shares	Total
Name and Address	Common Stock	Subject to	Beneficial	Percent
of Beneficial Owner	Owned	Purchase *	Ownership	of Class
North Atlantic Smaller Companies Investment Trust plc (“NASCIT”)	870,000 (1)	-0-	870,000	8.29%

Christopher H. B. Mills	870,000 (1)	17,000 (2)	887,000	8.44%

North Atlantic Value LLP	870,000 (1)	-0-	870,000	8.29%

*	Shares as to which beneficial ownership may be acquired within sixty days of March 1, 2006 in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(1)	Each of NASCIT, Mr. Mills and North Atlantic Value LLP claims shared voting and dispositive power over these shares in Amendment No. 2 to a Schedule 13G filed with the SEC on February 10, 2006.

(2)	These shares may be acquired by Mr. Mills under a stock option granted to him by the Company as shown in the following table. Mr. Mills claims sole voting and dispositive power over these shares in Amendment No. 2 to a Schedule 13G filed with the SEC on February 10, 2006.

Stock Ownership of Directors and Executive Officers
The following table sets forth information at March 1, 2006 regarding beneficial ownership of the Company’s common stock by each director; the Chief Executive Officer of the Company; the other executive officers of the Company listed in the Summary Compensation Table; and all directors and executive officers as a group. The address of each of the individuals listed below is the address of the Company.

	Number of
	Shares of
	Outstanding	Option and/or
	Common	Warrant Shares	Total
Name of Beneficial	Stock	Subject to	Beneficial	Percent of
Owner	Owned	Purchase*	Ownership	Class
John D. Abernathy	8,996	95,166	104,162	0.98%

Robert W. Frickel	62,000	17,000	79,000	0.75%

Joseph P. Harper, Sr.	673,367	138,275	811,642	7.63%

Maarten D. Hemsley	80,888	438,924	519,812	4.75%

Patrick T. Manning	207,000	29,380	236,380	2.25%

Christopher H. B. Mills	870,000 (1)	17,000 (1)	887,000	8.44%

Milton L. Scott	-0-	-0-	-0-	N/A

David R. A. Steadman	14,000	5,000	19,000	0.18%

All directors and executive officers as a group (9 persons)	1,938,411	761,745	2,700,156	23.99%

*	Shares as to which beneficial ownership may be acquired by the person or group within sixty days of March 1, 2006 in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(1)	These are the same 870,000 and 17,000 shares shown in the table entitled “Certain Beneficial Owners” above.
Equity Compensation Plan Information
The following table contains information at December 31, 2005 about the number of shares of the Company’s common stock that is subject to outstanding options, warrants and rights to acquire common stock under the Company’s stock plans and under individual compensation arrangements, and the number of shares remaining available for issuance under those plans and arrangements.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans, excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,141,647	$2.54	75,880

Equity compensation plans not approved by security holders:	84,420 *	$2.75	- 0 -

Total:	1,226,067	$2.55	75,880

*	These shares are subject to purchase under two currently outstanding individual stock option grants out of a total of eight grants made in August 1991 to certain persons who were then directors of the Company, one of whom is still a director of the Company. The grants were not approved by stockholders. Each of the stock options outstanding at December 31, 2005 is fully exercisable at $2.75 per share and expires on June 13, 2007.

Item 13. Certain Relationships and Related Transactions.
In January 2003, members of management, including Joseph P. Harper, Sr. ($70,000) and Maarten D. Hemsley ($25,000), loaned an aggregate of $250,000 to Steel City Products for working capital. Under the original terms of the loan, interest at an annual rate of 10% per annum was paid monthly, with a maturity date of July 2003. The maturity date was later extended to December 2003 with the addition of the Company’s guarantee of the notes and was extended again through June 2004 with an increase in the interest rate to 12% per annum. These notes were repaid in full in three installments in January and February 2005.
From January 2001 until May 2002, Mr. Hemsley provided consulting services to, and since May 2002 has been an employee of, JO Hambro Capital Management Group Limited as Fund Manager of Leisure & Media Venture Capital Trust plc, and since February 2005 as a Senior Fund Manager of its Trident Private Equity II investment fund, neither of which funds were or are an investor in the Company or any of our affiliates. JO Hambro held 10.7% of our outstanding capital stock at December 31, 2005.
Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for the Company. Fees paid or accrued to R.W. Frickel Company for 2005 were approximately $113,000.
In July 2005, Patrick T. Manning married Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc., both of which are women-owned business enterprises. The Paradigm companies have provided materials and services to the Company and to other contractors for many years. From July 2005, when Ms. Peterson and Mr. Manning were married, through December 31, 2005, the Company paid approximately $6.0 million to the Paradigm companies for materials and services. The Audit Committee of the Board approved all purchases from the Paradigm companies for that period.
Joseph Harper, Jr., the son of Joseph P. Harper, Sr., President and Chief Operating Officer, is employed as the Chief Financial Officer of Sterling General, Inc., the general partner of TSC, and received a salary and bonus in respect of the 2005 fiscal year of approximately $235,000.
For compensation paid and stock options granted to directors and executive officers and their employment agreements, see Item 11. — Executive Compensation.
On January 27, 2006 the Company prepaid in full the $8.5 million of outstanding principal amount, together with accrued interest, of the Company’s five-year, 12% promissory notes described in Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Related Party Notes and in Note 14 of Notes to Consolidated Financial Statements.

Cash payments consisting of principal and accrued interest were made to the following note holders, among others:

Name	Amount

Patrick T. Manning	$321,459
James D. Manning	$1,872,047
Joseph P. Harper, Sr.	$2,661,159
Maarten D. Hemsley	$182,836
Joseph P. Harper, Jr.	$118,750
Item 14. Principal Accounting Fees and Services.
The following table sets forth the aggregate fees billed to the Company in respect of the fiscal years ended December 31, 2005 and 2004 by our independent registered public accounting firm, Grant Thornton LLP.

		Percentage		Percentage
		Approved by the		Approved by the
Fee Category	2005	Audit Committee	2004	Audit Committee
Audit Fees:	$208,000	100%	$210,000	100%
Audit-Related Fees:	$259,300	100%	—	100%
Tax Fees:	—	NA	—	NA
All Other Fees:	—	NA	$20,000	100%
The Audit Fees category includes the fees for the separate audit of Sterling Houston Holdings, Inc. in 2004 and 2005, the consolidated audit of the Company and resolution of issues that arose during the audit process.
The Audit-Related Fees category in 2005 includes work in connection with the Company’s January 2006 public offering of common stock, the acquisition of a group of related companies that was not ultimately consummated and compliance with the Sarbanes-Oxley Act of 2002.
As indicated in the table, Grant Thornton does not perform any tax work for the Company.
The All Other Fees category in 2004 covered a review of the transactions in which stockholders of Sterling Houston Holdings, Inc. exercised their right to put their remaining shares of that company to the Company, and other matters. The Audit Committee determined that services provided in 2004 in the All Other Fees category did not impair the independence of Grant Thornton LLP.
Audit and Non-Audit Service Approval Policy
In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted a policy that it believes will result in an effective and efficient procedure to approve services of the Company’s independent registered public accounting firm.
Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm so that it is able to form an opinion on the Company’s financial statements. The Audit Committee annually approves specified audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.
Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, which historically have been provided by our independent registered public accounting firm, and are consistent with the SEC’s rules on auditor independence. The Audit Committee annually approves specified audit-related services within established fee levels. All other audit-related services must be pre-approved by the Audit Committee.
Tax Fees. Our independent registered public accounting firm does not provide tax services to the Company.
All Other Services. Other services are services provided by our independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.
Procedures. All requests for services that are to be provided by our independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to both the President and the Chairman of the Audit Committee. The Chief Financial Officer authorizes services that have been approved by the Audit Committee within the pre-set limits. If there is any question as to whether a proposed service fits within an approved service, the Chairman of the Audit Committee is consulted for a determination. The Chief Financial Officer submits to the Audit Committee any requests for services that have not already been approved by the Audit Committee. The request must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request is consistent with the SEC’s rules on auditor independence.
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following Financial Statements and Financial Statement Schedules are filed with this Report:
     Financial Statements
     Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the fiscal periods ended December 31, 2005, December 31, 2004 and December 31, 2003
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

The following exhibits are filed with this Report:
Explanatory Note: Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company was known as Hallwood Holdings Incorporated from May 1991 to July 1993; Oakhurst Capital, Inc. from May 1991 to July 1993; and Oakhurst Company, Inc. from April 1995 to November 2001. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
1.1	Form of Underwriting Agreement dated as of January 19, 2006 between Sterling Construction Company, Inc. and the underwriters and other parties named therein (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 13, 2006 (SEC File number 333-129780)).

2.1	Asset Purchase Agreement, dated September 23, 2002, by and among Texas Sterling Construction, L.P., Kinsel Industries, Inc. and Tracks of Texas, Inc. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-19450)).

3.1	Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.3	Bylaws of Oakhurst Company, Inc. (incorporated by reference to Exhibit 3.2 to its Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed on May 29, 1998 (SEC File No. 000-19450)).

4.1	Certificate of Designations of Oakhurst Company, Inc.’s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.2	Warrant to Purchase Common Stock of Sterling Construction Company, Inc., dated as of March 31, 2003, issued to KTI, Inc. (incorporated by reference to Exhibit 4.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780))

4.3	Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.’s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).

10.1#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.2#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.’s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

10.3#	Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.4#	Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.5#	Form of Stock Incentive Agreements under Oakhurst Company, Inc.’s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#	Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.7#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#	Form of Employee Stock Option Agreement, dated as of August 29, 1991, by and between Hallwood Holdings Incorporated and certain of its directors and officers (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.9#	Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.25 to Oakhurst Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed on July 13, 2001 (SEC File No. 000-19450)).

10.10#	Amendment No. 1, dated as of October 17, 2002, to the Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.11#	Amendment No. 2, dated as of May 24, 2004, to the Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.12#	Employment Agreement, dated as of July 18, 2004, by and between Patrick T. Manning, Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.13#	Employment Agreement, dated as of July 18, 2004, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

Number	Exhibit Title
10.14#	Employment Agreement, dated as of July 13, 2005, by and between Maarten D. Hemsley and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005 (SEC File No. 001-31993)).

10.15#	Summary of Compensation for Non-Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.15 to its Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.16#	Put Exercise Notice, dated July 19, 2004, by certain Stockholders of Sterling Houston Holdings, Inc. to Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 13, 2004 (SEC File No. 001-31993)).

10.17#	Put Payment Letter Agreement, dated as of July 16, 2004, by and between Sterling Construction Company, Inc. and certain stockholders of Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.18#	Promissory Note, dated as of November 13, 2004, issued to Patrick T. Manning by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.44 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.19#	Promissory Note, dated as of November 13, 2004, issued to Joseph P. Harper, Sr. by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.45 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.20#	Promissory Note, dated as of December 22, 2004, issued to Patrick T. Manning by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.46 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.21#	Promissory Note, dated as of December 22, 2004, issued to Joseph P. Harper, Sr. by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.47 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.22#	Promissory Note, dated as of December 22, 2004, issued to Robert M. Davies by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.48 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.23#	Promissory Note, dated as of December 22, 2004, issued to Maarten D. Hemsley by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.49 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.24	Promissory Note, dated as of December 22, 2004 issued to Hare & Co. AC, nominee of North Atlantic Smaller Companies Investment Trust plc, by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.50 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.25#	Note and Warrant Amendment Agreement, dated as of February 3, 2005, by and between Hare & Co. A/C Bank of New York, the holders of certain promissory notes issued by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.25 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.26	Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

10.27	Third Amended and Restated Revolving Credit Loan Agreement, dated as of December 23, 2004, by and between Comerica Bank and Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.27 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.28	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.1 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on August 16, 2001 (SEC File No. 000-19450)).

10.29	Amendment, dated as of September 12, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.3 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on October 22, 2001 (SEC File No. 000-19450)).

10.30	Second Amendment, dated as of December 13, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2002, filed on April 8, 2002 (SEC File No. 000-19450)).

10.31	Third Amendment, dated as of June 27, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.31 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.32	Fourth Amendment, dated as of September 25, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.32 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.33	Fifth Amendment, dated as of November 30, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.33 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.34	Sixth Amendment, dated as of January 15, 2003, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.34 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on November 17, 2005 (SEC File number 333-129780)).

10.35	Seventh Amendment to Credit Agreement and Waiver, dated as of November 6, 2003, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

Number	Exhibit Title
10.36	Eighth Amendment to Credit Agreement, dated as of September 17, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.37	Ninth Amendment to Credit Agreement, dated as of December 21, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.37 Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.38	Tenth Amendment to Credit Agreement, dated as of April 18, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.38 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.39	Eleventh Amendment to Credit Agreement and Note, dated as of June 3, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.39 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.40	Twelfth Amendment to Credit Agreement, dated as of September 14, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.40 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.41	Lease Agreement, dated November 21, 2000, between SPEDD, Inc. and Steel City Products, Inc. (incorporated by reference to Exhibit 10.24 to Oakhurst Company, Inc.’s Annual Report on 10-K405 for the fiscal year ended February 28, 2001, filed on July 13, 2001 (SEC File No. 000-19450)).

10.42#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Patrick T. Manning, Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.43#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.37 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.44#	Form of Warrant to Purchase Common Stock of Sterling Construction Company, Inc. (including schedule of grantees) (incorporated by reference to Exhibit 10.44 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.45#	Note Prepayment Agreement, dated as of December 27, 2005, by and between SCC and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 27, 2005, filed on December 27, 2005 (SEC File No. 001-31993)).

10.46#	[Note Prepayment] Termination Agreement, dated as of December 30, 2005, by and between Sterling Construction Company, Inc. and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 30, 2005, filed on January 3, 2006 (SEC File No. 001-31993)).

21	Subsidiaries of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 21 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

23.1*	Consent of Grant Thornton LLP.

Number	Exhibit Title
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Maarten D. Hemsley, Chief Financial Officer of Sterling Construction Company, Inc.

32.0*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.
Dated: March 27, 2006	By:	/s/ Patrick T. Manning
Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick T. Manning	Chairman of the Board of Directors;	March 27, 2006
/s/ Patrick T. Manning	Chief Executive Officer (principal executive officer)

/s/ Joseph P. Harper, Sr.	President & Chief Operating	March 27, 2006
Joseph P. Harper, Sr.	Officer; Director

/s/ Maarten D. Hemsley	Chief Financial Officer; Director	March 27, 2006
Maarten D. Hemsley	(principal financial and accounting officer)

/s/ John D. Abernathy	Director	March 27, 2006
John D. Abernathy

/s/ Robert W. Frickel	Director	March 27, 2006
Robert W. Frickel

Christopher H. B. Mills	Director

/s/ Milton L. Scott	Director	March 27, 2006
Milton L. Scott

/s/ David R. A. Steadman	Director	March 27, 2006
David R. A. Steadman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.
     We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and its subsidiaries as of December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
Houston, Texas
March 17, 2006

F1

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,267	$3,449
Contracts receivable	34,912	26,250
Costs and estimated earnings in excess of billings on uncompleted contracts	2,199	5,884
Deferred tax asset	4,224	3,986
Assets of discontinued operations held for sale	8,969	7,343
Other	1,056	1,497

Total current assets	73,627	48,409
Property and equipment, net	27,271	21,028
Goodwill	12,735	12,735
Deferred tax asset	4,288	6,493
Other assets	534	879

	17,557	20,107

Total assets	$118,455	$89,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,416	$14,382
Billings in excess of cost and estimated earnings on uncompleted contracts	13,635	4,477
Short-term debt, related parties	8,449	3,343
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	8,385	7,786
Other accrued expenses	4,265	2,246

Total current liabilities	55,273	32,357
Long-term obligations:
Long-term debt	13,788	13,329
Long-term debt, related parties	—	7,755
Other long-term obligations	782	895

	14,570	21,979

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 8,165,123 and 7,378,681 shares issued	82	74
Additional paid-in capital	83,779	80,688
Deferred compensation expense	(957)	(161)
Accumulated deficit	(34,292)	(45,392)
Treasury stock, at cost, — and 207 common shares	—	(1)

Total stockholders’ equity	48,612	35,208

	$118,455	$89,544

The accompanying notes are an integral part of these consolidated financial statements

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2005, 2004 and 2003
(Amounts in thousands, except share and per share data)

	2005	2004	2003
Revenues	$219,439	$132,478	$149,006
Cost of revenues	195,683	119,217	131,181

Gross profit	23,756	13,261	17,825
General and administrative expenses, net	9,091	7,696	7,400
Interest expense, net of interest income	1,336	1,456	1,842

Income from continuing operations before minority interest and income taxes	13,329	4,109	8,583
Minority interest	—	962	1,627

Income from continuing operations before income taxes	13,329	3,147	6,956
Income taxes:
Current income tax expense	257	169	236
Deferred income tax (benefit) expense	2,531	(2,303)	1,516

Total income tax (benefit) expense	2,788	(2,134)	1,752

Net income from continuing operations	10,541	5,281	5,204

Net income from discontinued operations, net of income taxes of $313,$216 and $126, respectively	559	372	215

Net income	$11,100	$5,653	$5,419

Basic net income per share
Net income from continuing operations	$1.36	$0.99	$1.02
Net income from discontinued operations	$0.07	$0.07	$0.04

Net income	$1.43	$1.06	$1.06

Weighted average number of shares outstanding used in computing basic per share amounts	7,775,476	5,342,847	5,089,849

Diluted net income per share
Net income from continuing operations	$1.11	$0.75	$0.80
Net income from discontinued operations	$0.05	$0.05	$0.03

Net income	$1.16	$0.80	$0.83

Weighted average number of shares outstanding used in computing diluted per share amounts	9,537,923	7,027,682	6,488,376

The accompanying notes are an integral part of these consolidated financial statements

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

		Deferred	Additional
	Common	Compensation	Paid-in	Accumulated	Treasury
	Stock	Expense	Capital	Deficit	Stock	Total
Balance at December 31, 2002	$50	—	$67,241	$(56,464)	$(1)	$10,826
Stock issued upon option exercise	1	—	108	—	—	109
Stock options granted	—	(439)	439	—	—	—
Deferred compensation expense	—	300	—	—	—	300
Write off of discounted warrants	—	—	(18)	—	—	(18)
Net income	—	—	—	5,419	—	5,419

Balance at December 31, 2003	51	(139)	67,770	(51,045)	(1)	16,636
Stock issued upon option exercise	2		403	—	—	405
Stock options granted	—	(403)	403	—	—	—
Deferred compensation expense	—	381	—	—	—	381
Conversion of debt to stock	5	—	1,714	—	—	1,719
Shares issued upon settlement of put	16	—	8,051	—	—	8,067
Purchase of minority interest of SCPL	—	—	(49)	—	—	(49)
Reduction of valuation allowance-deferred tax asset	—	—	2,396	—	—	2,396
Net income	—	—	—	5,653	—	5,653

Balance at December 31, 2004	74	(161)	80,688	(45,392)	(1)	35,208
Stock options granted	—	(1,259)	1,259	—	—	—
Deferred compensation expense	—	463	—	—	—	463
Tax benefit of stock option exercise	—	—	1,013	—	—	1,013
Stock issued upon option exercise	8	—	819	—	—	827
Cancellation of treasury stock of SCPL	—	—	—	—	1	1
Net income	—	—	—	11,100	—	11,100

Balance at December 31, 2005	$82	$(957)	$83,779	$(34,292)	$—	$48,612

The accompanying notes are an integral part of this consolidated financial statement

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Net income	$11,100	$5,653	$5,419
Net income from discontinued operations	559	372	215

Net income from continuing operations	10,541	5,281	5,204
Adjustments to reconcile income from operations to net cash provided by continuing operating activities:
Depreciation and amortization	5,064	4,545	4,690
(Gain) loss on sale of property and equipment	(279)	4	(11)
Deferred tax expense (benefit)	2,531	(2,303)	1,516
Deferred compensation expense	463	381	300
Minority interest in net earnings of subsidiary	—	962	1,627
Increase in put liability	—	—	1,001
Accretion of zero coupon notes	—	—	744
Fair value of induced conversion of debt to equity	—	257	—
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(8,662)	254	(4,286)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	3,685	(4,603)	1,512
Decrease (increase) in prepaid expense and other assets	730	370	(1,206)
Increase (decrease) in trade payables	6,034	4,487	(619)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	9,158	(5,265)	6,201
Increase (decrease) in accrued compensation and other liabilities	2,001	(199)	1,513

Net cash provided by continuing operating activities	31,266	4,171	18,186
Cash flows from continuing operations investing activities:
Net cash paid upon acquisition of TSC minority interest	—	(2,446)	—
Additions to property and equipment	(11,392)	(3,555)	(4,340)
Proceeds from sale of property and equipment	420	192	70

Net cash used in continuing operations investing activities	(10,972)	(5,809)	(4,270)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns of revolvers	139,593	102,531	97,211
Cumulative daily reductions of revolvers	(139,134)	(95,770)	(104,653)
Repayments under long-term obligations	(2,762)	(4,730)	(6,043)
Issuance of common stock, pursuant to options and warrants	827	405	109

Net cash (used in) provided by continuing financing activities:	(1,476)	2,436	(13,376)
Cash used in discontinued operating activities	(294)	(977)	(388)
Cash used for discontinued operations investing activities	—	(34)	(10)
Cash provided by discontinued operations financing activities	349	964	217

Net cash provided by (used in) discontinued operations	55	(47)	(181)
Net increase in cash and cash equivalents from continuing operations	18,818	798	540
Cash and cash equivalents at beginning of period	3,449	2,651	2,111

Cash and cash equivalents at end of period	$22,267	$3,449	$2,651

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,916	$2,097	$1,943
Cash paid during period for taxes	$355	$14	$10

Supplemental disclosure of non-cash financing activities:
Capital lease obligations for new equipment	$83	$26	$—

     224,000 shares of common stock was issued upon the conversion of $560 of convertible debt in 2004.
     1,569,000 shares of additional common stock was issued upon the conversion of $901 of zero coupon notes in 2004 upon settlement of the put.
The accompanying notes are an integral part of these consolidated financial statements

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Basis of Presentation:
     Sterling Construction Company, Inc. (“Sterling” or the “Company”) owns two subsidiaries; Sterling Houston Holdings, Inc and Steel City Products, LLC. Sterling Houston Holdings is a 99% limited partner of Texas Sterling Construction Company, LP a Texas limited partnership that operates the construction business and that was, in a different form, the predecessor of Sterling Houston Holdings. For ease of reference, Sterling Houston Holdings, Inc. and Texas Sterling Construction, L.P. are referred to collectively as “Construction” or “TSC”, and Steel City Products, LLC is referred to as “Distribution” or “SCPL”.
     The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests less than 50%.
Organization and business:
     The Company’s primary business consists of the operations of TSC, a heavy civil construction company based in Houston, Texas. The company also operates a smaller business, which consists of the operations of SCPL, a wholesale distributor of automotive accessories, pet supplies and lawn and garden products, based in McKeesport, Pennsylvania. Recognizing the strong growth of Construction, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, in August 2005 management identified SCPL as held for sale and accordingly has reclassified its consolidated financial statements for all periods to separately present Distribution as discontinued operations.
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
Revenue Recognition:
Construction
     The Company’s primary business since July 2001 has been as a general contractor in the State of Texas where it engages in various types of heavy civil construction projects principally for public owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination, the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics

F6

liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
     Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.
     Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to profit attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated.
     The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
Distribution
     Distribution’s revenue is earned primarily from the sale of products to retail companies. Revenue is recognized when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or service has been rendered

•	Distribution’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
Cash and Cash Equivalents:
     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 and 2004 are uninsured temporary cash investments of $26.2 million and $6.0 million, respectively, in a money market fund stated at fair value. Additionally, the Company maintains cash in bank deposit accounts that at times may exceed federally insured limits. For the years ended December 31, 2005, 2004 and 2003, the Company recorded interest income of $150,000, $9,000 and $17,000, respectively, which is netted in interest expense in the financial statements.
Contracts Receivable:
     Contracts receivable are based on contracted prices. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2005 and 2004 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is required. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.
Accounts Receivable:
     The Company maintains an allowance for doubtful accounts for Distribution, which is reviewed periodically based on customer credit history reports and other factors including payment history and sales

F7

levels. The Company believes that it has adequately reserved for its doubtful accounts. The allowance decreased in 2005 by $163,000 due to the write-off of the debt owed by a bankrupt customer, which had been completely reserved. In 2004, the allowance increased by $2,000. Credit for returns is not deemed to be significant. The allowance for doubtful accounts, which is included in the assets of discontinued operations held for sale on the balance sheet was $853,000 and $1,015,000 in 2005 and 2004, respectively.
Retainage:
     Many of the contracts under which Construction performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract. Retainage was approximately $14.3 million and $9.5 million at December 31, 2005 and December 31, 2004, respectively, of which $1.4 million at December 31, 2005 is expected to be collected beyond 2006. At December 31, 2004, retainage expected to be collected beyond 2005 was $1.3 million.
Inventories:
     The Company’s inventories are stated at the lower of cost or market as determined by the first-in first-out (FIFO) method.
Property and Equipment:
     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Leasehold improvements*	3-10 years, depending on the term of the lease
Office furniture and fixtures	3-10 years
Transportation equipment	5 years
Warehouse equipment*	3-10 years

*	All leasehold improvements and warehouse equipment are owned by SCPL, which is reported as discontinued operations.
     Depreciation expense was approximately $5.1 million, $4.5 million and $4.7 million in 2005, 2004 and 2003, respectively, for continuing operations, and $0.1 million for discontinued operations in each of 2005, 2004 and 2003.
Deferred Loan Costs:
     Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. Amortization expense for fiscal years 2005, 2004 and 2003 was $56,000, $82,000 and $102,000, respectively.
Goodwill:
     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

F8

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that: (1) goodwill and indefinite lived intangible assets are no longer amortized, (2) goodwill is tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives is no longer limited to forty years, and (4) intangible assets deemed to have an indefinite life are tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts.
     Goodwill impairment is tested on the first day of the last quarter of each calendar year. The first step compares the book value of the Company’s stock to the fair market value of the shares as reported on a widely recognized internet web site. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, additional steps of determining fair value of additional assets can be taken to determine impairment. Step one indicated the fair market value of the Company stock was in excess of the book value and no further testing was required. Based on the results of our tests for impairment, the Company concluded that no impairment of goodwill existed on October 1, 2005.
     Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible assets remaining life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.
     The amounts recorded by the Company for goodwill are as follows (dollars in thousands):

Balance, January 1, 2004	$7,682
Purchase of TSC minority interest	5,053
Impairment losses	—

Balance, January 1, 2005	$12,735
Impairment losses	—

Balance, December 31, 2005	$12,735

     The Company performed impairment testing as of October 1, 2005. The analysis indicated no impairment of the Company’s recorded goodwill.
Equipment Under Capital Leases:
     The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment. Capital leases are included in the assets and liabilities of discontinued operations.
Shipping and Handling Costs:
     Shipping costs at Distribution are recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $829,000, $772,000 and $753,000 during fiscal years 2005, 2004 and 2003, respectively. These expenses are primarily related to warehouse personnel. Shipping and handling revenues are not significant.
Federal and State Income Taxes:
     Sterling accounts for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the

F9

financial statements or tax returns. Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 8).
Stock-Based Compensation:
     Effective January 1, 2003, the Company adopted Statement of Financial Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company transitioned utilizing the prospective method for options granted after January 1, 2003. Stock option expense for options granted in 2005, 2004 and 2003 was $254,000, $36,000 and $13,000, respectively.
     Prior to adoption of SFAS 148, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     The Company recorded compensation expense of approximately $84,000, $315,000 and $288,000 in fiscal 2005, 2004 and 2003, respectively, related to options granted between June 2000 and January 2003 under option plans that were subject to variable option accounting. The Board of Directors amended these plans in March 2004 with the result that the market price at which these options are measured as compensation expense throughout their vesting periods was fixed at the date of such amendment.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (amounts in thousands, except per share data).

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Net income from continuing operations, as reported	$10,541	$5,281	$5,204
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	463	381	300
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(117)	(64)

Proforma net income from continuing operations	10,586	5,545	5,440
Net income from discontinued operations	559	372	215

Proforma net income	$11,145	$5,917	$5,655

Basic and diluted net income per share:
From continuing operations:
Basic, as reported	$1.36	$0.99	$1.02
Diluted, as reported	$1.11	$0.75	$0.80
Proforma, basic	$1.36	$1.03	$1.07
Proforma, diluted	$1.11	$0.79	$0.84
From discontinued operations:
Basic, as reported	$0.07	$0.07	$0.04
Diluted, as reported	$0.05	$0.05	$0.03
Proforma, basic	$0.07	$0.07	$0.04
Proforma, diluted	$0.05	$0.05	$0.03
Total:
Basic, as reported	$1.43	$1.06	$1.06
Diluted, as reported	$1.16	$0.80	$0.83
Proforma, basic	$1.43	$1.10	$1.11
Proforma, diluted	$1.16	$0.84	$0.87

F10

Earnings Per Share:
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the fiscal years 2005, 2004 and 2003 (in thousands, except per share data):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Numerator:
Net income from continuing operations, as reported	$10,541	$5,281	$5,204
Interest on convertible debt, net of tax	—	44	44

Net income from continuing operations before interest on convertible debt	10,541	5,325	5,248

Income from discontinued operations, net of taxes	559	372	215

Net income before interest on convertible debt	$11,100	$5,697	$5,463

Denominator:
Weighted average common shares outstanding — basic	7,775	5,343	5,090
Shares for convertible debt	—	—	224
Shares for dilutive stock options and warrants	1,763	1,685	1,174

Weighted average common shares outstanding and assumed conversions — diluted	9,538	7,028	6,488

Basic earnings per common share:
Net income from continuing operations	$1.36	$0.99	$1.02
Net income from discontinued operations	$0.07	$0.07	$0.04

Net income	$1.43	$1.06	$1.06

Diluted earnings per common share:
Net income from continuing operations	$1.11	$0.75	$0.80
Net income from discontinued operations	$0.05	$0.05	$0.03

Net income	$1.16	$0.80	$0.83

     No options or warrants were considered antidilutive at December 31, 2005, 2004 and 2003.
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
     The Company applies SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
Put Liability
     As part of the Sterling Transaction (see Note 4), the Company granted certain shareholders of TSC (the “Selling Shareholders”) a “Put” option for the remaining 19.9% of TSC stock owned by them, pursuant to which they had the right to sell those TSC shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per TSC share. The price of the Put was based on a

F11

multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the twelve months immediately preceding the Put exercise date. The Company recorded the fair value of the Put as a $4.1 million liability on the effective date of the Sterling Transaction, July 18, 2001. The fair value of the Put was reviewed quarterly and changes were reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million. In the fourth quarter of fiscal 2003, exceptionally strong earnings during 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of TSC, an updated estimate of the Put price was established in December 2003 and the Put liability was increased by $1.0 million. At the end of each of the quarters ended March 31, 2004 and June 30, 2004, the Company evaluated the fair value of the Put and determined that no adjustment was necessary, as the Put value was determined to be the difference between the fair value of 19.9% of TSC and the expected exercise price. Therefore, any increase in the expected Put exercise price, being driven by an increase in TSC’s profitability, using the non-GAAP measure of EBITDA, reflected an underlying proportional increase in the fair value of TSC. In addition, the final computation of the Put price was based on a 12 month lookback of EBITDA at TSC. This lookback was not completed until November 2004, and therefore, no adjustment was made to the Put liability in March and June 2004. For further information related to the Put and its exercise in 2004, refer to Note 4 of these consolidated financial statements.
Recent Accounting Pronouncements:
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was allowed under APB 25, will no longer be an alternative.
     SFAS 123(R) must be adopted at the beginning of the first fiscal year that begins after June 15, 2005. The Company accounts for its stock-based compensation under the fair value method, and does not believe adoption of SFAS No. 123(R) will have a material effect on its financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” or FIN 47 which clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision must be adopted no later than the end of the fiscal year ending December 31, 2005. We do not expect the adoption of FIN 47 will have a material impact on our financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154 which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
Reclassifications:
     Certain prior years’ balances have been reclassified to conform to current year presentation.

F12

2. Discontinued operations
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, management has identified SCPL as held for sale and accordingly, has reclassified its consolidated financial statements for all periods to separately present Distribution as discontinued operations.
     Summarized financial information for discontinued operations is presented below (in thousands):

	2005	2004	2003
Net sales	$22,029	$21,700	$20,526
Income before income taxes	872	588	341
Income taxes	313	216	126

Net income from discontinued operations	$559	$372	$215

     The following is a summary of the assets and liabilities of discontinued operations (in thousands):

	December 31,	December 31,
	2005	2004
Assets
Current assets	$8,286	$7,012
Deferred tax asset, current	312	—
Total current assets	8,598	7,012
Property, plant and equipment, net	210	199
Goodwill	128	128
Deferred tax asset, long-term	30	—
Other assets	3	4

	$8,969	$7,343
Liabilities
Current liabilities*	$8,326	$7,753
Long-term obligations, net of current portion	59	33

	$8,385	$7,786

Net assets (liabilities) of discontinued operations	$584	$(443)

*	The SCPL revolver is included in current liabilities.
     The assets and liabilities of discontinued operations have all been classified as current in the consolidated balance sheet as disposal is expected to occur in less than one year.
     The disposal is not expected to result in a loss.
3. Property and Equipment
     Property and equipment are summarized as follows (in thousands):

	December 31,	December 31,
	2005	2004
Construction equipment	$35,663	$26,550
Transportation equipment	5,204	4,370
Buildings	1,488	1,488
Office furniture, warehouse equipment and vehicles	490	437
Land	182	182

	43,027	33,027
Less accumulated depreciation	(15,756)	(11,999)

	$27,271	$22,028

F13

     Warehouse equipment financed under capital leases amounted to $124,000 and $133,000 at December 31, 2005 and December 31, 2004, respectively, and accumulated depreciation related to such leased assets was $39,000 and $82,000. These assets are leased by SCPL and have been included in assets of discontinued operations.
4. Investment in Affiliated Company (“Sterling Transaction”)
     In July 2001, the Company completed a transaction (the “Sterling Transaction”) in which it increased its equity ownership in TSC from 12% to 80.1%.
     Total consideration for the 80.1% ownership interest in TSC was $24.6 million, including the Company’s previous investment in TSC of $3.5 million, and consisted of (a) cash payment of $9.9 million, (b) conversion of a $1.3 million TSC subordinated note receivable into Sterling equity, (c) issuance of subordinated notes and warrants, and (d) the sale and issuance of the Company’s common stock. For accounting purposes, the value of the 1,124,536 shares of common stock sold was determined based on the average trading price of the Company’s common shares over the 5-day period before and after the closing date.
     As part of the Sterling Transaction, the Company granted the Selling Shareholders a “Put” option for the remaining 19.9% of TSC stock owned by them, pursuant to which they had the right to sell those TSC shares to the Company at a date of their choosing between July 2004 and July 2005 at a minimum price of $105 per TSC share. The Company recorded the fair value of the Put as a $4.1 million liability at July 18, 2001. The fair value of the Put was reviewed quarterly and changes were reflected as components of pre-tax earnings. In fiscal 2002, the Company recorded approximately $520,000 as expense related to the change in the fair value of the Put and the liability increased to approximately $4.6 million. Strong earnings in fiscal 2003 increased the likelihood that the Put would be exercised in 2004. Accordingly, based on an independent valuation of TSC in the fourth quarter of fiscal 2003, the Company recorded an additional $1.0 million expense related to the change in the fair value of the Put. At December 31, 2003, the Put liability was approximately $5.6 million.
     Effective July 19, 2004, the Selling Shareholders exercised the Put.
     The purchase price of the TSC shares was to be computed as a multiple of TSC’s EBITDA for the twelve months preceding the exercise, with a minimum price of $12 million. Accordingly, a compilation of the financial statements of TSC for the period from July 2003 through June 2004 was completed in November 2004 as a result of which the Put (purchase) price was fixed at $15.1 million. Settlement of the Put transaction occurred on December 22, 2004, following which the Company owned 100% of TSC.
     The Put price was satisfied in cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes with an original principal amount of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock at a negotiated value of $4.00 per share, which represented a premium to the market price on the date of the Put exercise in July 2004. At the date the terms were settled and announced, November 13, 2004, the common stock was recorded at fair value of $5.14 per share. The cash owed to the selling shareholders and the notes issued in connection with the Put accrued interest from November 13, 2004 until the date of closing, December 22, 2004.
     The final settlement of the Put transaction resulted in an increase of approximately $5.1 million to the Company’s reported amount of goodwill related to TSC. The Company determined that there were no adjustments to the fair value of the underlying value of the assets and liabilities of TSC, as book value approximated market value in all material aspects.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date the terms of the Put were settled (in thousands):

F14

At November 13, 2004

Current assets	$7,600
Property, plant and equipment (net)	4,000
Goodwill	5,100

Total assets acquired	16,700

Current liabilities	(4,200)
Long-term liabilities	(3,200)

Total liabilities assumed	(7,400)
Put liability	5,800

Purchase price	$15,100

     The settlement of the Put triggered the repayment of approximately $7.9 million of the Company’s debt owed to management and others who funded the Sterling Transaction in 2001. The Company paid this amount as well with a combination of cash of approximately $2.4 million (from borrowings on available long-term bank facilities), issuance of five-year notes with an original principal amount of approximately $4.7 million and the balance through the issuance of approximately 225,000 shares of the Company’s common stock, at a fair value of $5.14 per share.
5. Line of Credit and Long-Term Obligations
     Long-term obligations consist of the following (in thousands):

	December 31,	December 31,
	2005	2004
TSC Revolving Credit Agreement, due May 2007	$13,788	$13,329
SCPL Revolving Credit Agreement, due May, 2007	4,261	3,625
Mortgages payable, due monthly through June 2016	905	1,018
Management notes due December 2009	2,279	2,614
NASCIT five year-note, due December 2009	—	1,405
Management notes issued at settlement of the Put, due December 2009	6,170	7,081
Other related party debt	—	250
Other	83	56

	27,486	29,379
Less current maturities of long-term obligations	(123)	(123)
Less short-term debt, related parties	(8,449)	(3,343)
Amounts included in discontinued operations	(4,344)	(3,934)

	$14,570	$21,979

Related Party Notes
Management notes due December 2009/NASCIT note due December 2009
     The Sterling Transaction in 2001 was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of TSC. Warrants for Sterling common stock were issued in connection with the zero coupon notes and are exercisable for ten years from closing at $1.50 per share. The zero coupon notes were discounted at a rate of 12%, maturing four years from the date of closing of the Sterling Transaction, and subject to earlier payment in the event the TSC Put was exercised before such date. Employee selling shareholders of TSC received an aggregate face value of $3.8 million in zero coupon notes: James D. Manning and Joseph P. Harper, Sr. received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively, and warrants to purchase 63,498 shares and 81,301 shares, respectively. North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), an investor in TSC, received a note in the face value of $4 million. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to NASCIT in consideration of the forgiveness of six months’ interest on such note. Accretion on the zero coupon notes was $617,000 and $744,000 in fiscal 2004 and 2003, respectively.
     The Put was exercised in July 2004, and this triggered repayment of all the zero coupon notes. Upon settlement of the Put in December 2004, the employee selling shareholders received a cash payment of

F15

$783,000 utilizing funding from long-term borrowings under TSC’s line of credit. Of the balance, $901,000 was converted into 225,326 shares of common stock, and the remaining $1.9 million was converted into new five-year notes at 12% interest, with principal and interest payable quarterly beginning March 31, 2005. NASCIT received a cash payment of $834,000, with the balance of $1.4 million converted into a new five-year note at 12% interest, with principal and interest payable quarterly beginning March 31, 2005.
     In February 2005, the Board approved a change in the date, from January 2006 to January 2005, on which all outstanding warrants would first become exercisable, and an agreement was reached between the Company, NASCIT and certain holders of debt issued to the Selling Shareholders, as well as Robert M. Davies and Maarten D. Hemsley (the “Noteholders”), whereby NASCIT exercised all its warrants in March 2005, providing a payment to the Company of approximately $484,000. That amount funded a partial principal prepayment to NASCIT of its five-year note on March 31, 2005. The other Noteholders agreed to defer certain principal payments otherwise due to them in March and June 2005, sufficient to facilitate the prepayment of the balance of NASCIT’s note by June 2005.
     The remaining related party notes were paid in full in January 2006, following the completion of the equity offering more fully described in Note 14.
Management/Director Notes due December 2009
     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second tranche of shares of TSC were restructured as part of the Sterling Transaction in 2001. Of the total, notes for $800,000 were issued to several members of Sterling’s management, including Joseph P. Harper, who was appointed the Company’s President in July 2001. Notes totaling approximately $559,000 were due to Robert M. Davies, the Company’s former Chairman and Chief Executive Officer, and, through a participation agreement, Maarten D. Hemsley, formerly the Company’s President and now its Chief Financial Officer. In consideration for the extension of the maturity dates of these notes, the principal amounts were increased in July 2001 by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes matured over four years and carried interest at 12%.
     Pursuant to a Restructuring Agreement entered into in September 2003, when the Put was exercised in July 2004, triggering payment of the Management/Director notes, one half of the balance of the notes was paid in cash utilizing funding from long-term borrowings under the TSC line of credit, with the remainder converted into new five-year notes at 12% interest, payable quarterly beginning March 31, 2005. Upon settlement of the Put, Mr. Davies, Mr. Harper, Mr. Hemsley and Mr. James D. Manning received cash payments of $166,876, $1,045,764, $208,397 and $460,458, respectively.
     Pursuant to the previously-described agreement reached in February 2005, among the Company, NASCIT and certain holders of debt issued to the Selling Shareholders, as well as Messrs. Davies and Hemsley (the “Noteholders”), NASCIT exercised all its warrants in March 2005, providing a payment to the Company of approximately $484,000. That amount funded a principal repayment to NASCIT on March 31, 2005. The other Noteholders agreed to defer certain principal payments otherwise due to them in March and June 2005, sufficient to facilitate the repayment of all of NASCIT’s note by June 2005.
     During 2005, the following principal amounts were paid to Messrs. Davies, Harper, Hemsley and Manning :

Davies	$65,731
Harper	$382,779
Hemsley	$26,299
Manning	$269,283
     The management/director notes were paid in full in January 2006, following the completion of the equity offering more fully described in Note 14.

F16

Other Related-Party Debt
     In January 2003, members of management of the Company and of TSC (including Mr. Harper and Mr. Hemsley) funded SCPL with a $250,000 short-term loan to reduce SCPL’s vendor payables. Interest on the notes was payable monthly at the annual rate of 10%. The notes, which were subordinated to the SCPL Revolver, matured in July 2003, but were extended beyond that date with the granting of a guarantee by TSC, and an increase in the interest rate to 12% per annum, effective January 2004. The notes were repaid in three installments in January and February 2005.
TSC Revolver and SCPL Revolver
     In conjunction with the Sterling Transaction in 2001, TSC entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base, computed on the value of capital equipment (the “TSC Revolver”). The line of credit carries interest at prime, subject to achievement of certain financial targets and is secured by the equipment of TSC and guarantees by the parent company. In December 2004, TSC entered into an amendment of the agreement providing for a maximum line of $17 million with a maturity date of May 1, 2007, under substantially the same terms as the original line. The amendment was finalized in February 2005. TSC paid a fee of $15,000 in connection with the increase in the line and the renewal. At December 31, 2005, the outstanding balance on the TSC Revolver was $13.8 million with an effective rate of interest of 7.25% and unused availability under the line was $3.2 million. TSC is required to maintain financial covenants of debt, current and cash flow coverage ratios, and at December 31, 2005 TSC was in compliance with these covenant requirements.
     Management believes that the TSC Revolver will provide adequate funding for TSC’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations for at least the next twelve months through March 31, 2007.
     In July 2001 SCPL entered into an agreement for a bank revolving line of credit in the amount of $5.0 million, subject to a borrowing base, computed on levels of accounts receivable and inventory (the “SCPL Revolver”). In fiscal 2002, the line of credit was further amended to extend the term to May 2004 and to remove certain limitations on borrowing, and in fiscal 2003, the interest rate was reduced to prime plus 1% and the maturity date extended to December 2004. In September 2005, the line was extended until May 31, 2007. The credit agreement continues to mandate that SCPL utilize a lockbox arrangement with the lender and the agreement further provides that the lender may accelerate the maturity date of the SCPL Revolver if a material adverse change occurs in SCPL’s business. At December 31, 2005, the outstanding balance on the Revolver was $4.3 million and the effective rate of interest was 7.25%. Unused availability on the SCPL Revolver at December 31, 2005 was approximately $272,000. The SCPL Revolver is secured by the assets of SCPL and is subject to the maintenance of a fixed charge coverage ratio covenant. At December 31, 2005, SCPL was in compliance with this financial covenant. This liability is included in the liabilities of discontinued operations.
     Management believes that the SCPL Revolver will continue to provide adequate funding for SCPL’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through March 31, 2007.
     The TSC Revolver and the SCPL Revolver each contain restrictions on the ability to:
•	Make distributions and dividends;

•	Incur liens and encumbrances;

•	Incur further indebtedness;

•	Guarantee obligations;

•	Dispose of a material portion of assets or merge with a third party;

•	Pledge accounts receivable, in the cash of the SCPL Revolver; and

•	Incur negative income for two consecutive quarters, in the case of the TSC Revolver.

F17

TSC Mortgages
     In June 2001, TSC completed the construction of a new headquarters building on land adjacent to its existing equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities, at an interest rate of 7.75% per annum, repayable over 15 years. The new mortgage is cross-collateralized with an existing mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.
Other Debt
     The Company acquired certain warehouse and computer equipment through capital leases, usually with five-year lease terms, with expiration dates through December 2009. These assets are owned by SCPL and are included in the assets of discontinued operations.
Maturity of Debt
     The Company’s long-term obligations mature during each fiscal year as follows (in thousands):

Fiscal Year
2006	$12,916	*
2007	13,911
2008	102
2009	73
2010	73
Thereafter	411

	$27,486

*	Includes the SCPL revolver, which has been included in liabilities of discontinued operations.
6. Financial Instruments
     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.
     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. As the interest rates on the TSC Revolver and SCPL Revolver are variable, their fair value approximates their carrying value.
     The Company’s other debt is to management and directors, as to which book value is considered to be equal to fair value As these notes are subordinated to the Company’s lines of credit, they are subject to a greater degree of risk. Management believes that the 12% interest rate approximates market rates of interest for similar subordinated debt.
     TSC has two mortgages, at 7.75% and 9.3%, which contain pre-payment penalties. To determine the fair value of the mortgages, the amount of future cash flows was discounted using TSC’s borrowing rate on its Revolver. At December 31, 2005 and December 31, 2004, the carrying value of the mortgages was $905,000 and $1.0 million, respectively. At December 31, 2005 and December 31, 2004, the fair value of the mortgages was $1.1 million and $1.2 million, respectively.
     TSC has one interest rate swap agreement, which is adjusted quarterly to its fair value.
     The Company does not have any off-balance sheet financial instruments.

F18

7. Derivative Financial Instruments
     During fiscal 2002, in connection with certain long-term debt, TSC entered into two interest rate swap agreements to manage exposure to fluctuations in interest rates on a portion of the loan balances.
     Under the interest rate swap agreements, the Company exchanged variable rate interest on a portion of the loan balances, equal to a notional amount of $3,000,000 each, with fixed rates of 5.87% and 6.57%. The swap agreement with a rate of 5.87% matured in November 2005.
     During the years ended December 31, 2005 and December 31, 2004, TSC recorded a credit to interest expense of $78,300 and $119,600 to adjust the carrying amounts of derivatives to reflect their face values of $55,092 and ($23,181), respectively.
8. Income Taxes and Deferred Tax Asset
     At December 31, 2005, Sterling had the benefit of net operating tax loss carryforwards (the “Tax Benefits”) of approximately $26.6 million, which expire in the years 2008 through 2021 and which shelter most income of Sterling and its subsidiaries from federal income taxes through 2007. A change in control of Sterling exceeding 50% in any three-year period may lead to the loss of the majority of the Tax Benefits. In order to reduce the likelihood of such a change of control occurring, Sterling’s Certificate of Incorporation includes restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of the Company’s common stock.
     Deferred tax assets and liabilities of continuing operations consist of the following (in thousands):

	December 31, 2005		December 31, 2004
	Current	Long Term	Current	Long Term
ASSETS related to:
Net operating loss carryforwards	$3,311	$5,738	$4,541	$8,685
Accrued compensation	913	129	490
Reserve for bad debts	—	—	345	—
Other	—	14	—	8

	4,224	5,881	5,376	8,693
LIABILITIES related to:
Depreciation of property and equipment	—	1,593	—	2,200

Net asset before valuation allowance	4,224	4,288	5,376	6,493
Less: valuation allowance	—	—	(1,390)	—

Net asset	$4,224	$4,288	$3,986	$6,493

     During fiscal years 2005 and 2004, the valuation allowance decreased by $1.4 million and $18.9 million due to the following (in thousands):

	Fiscal 2005	Fiscal 2004
Current taxable income less than forecasted	$—	$—
Reassessment of valuation allowance based on future taxable income forecasts:
Effects on income statement	1,390	3,787
Effects on additional paid in capital	—	2,396
Expiration of net operating loss carryforwards	—	12,670

	$1,390	$18,853

     As a result of the acquisition of TSC in fiscal 2001, the Company evaluated and decreased the valuation allowance on its net deferred tax asset. Management believes that more likely than not, the deferred assets will be realized based on expected future earnings.
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

F19

     In fiscal 1990, SCPL underwent a quasi-reorganization. As a result of this quasi-reorganization, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets when accounting for the TSC acquisition. At December 31, 2005, the Company has utilized all net operating losses that are fully reserved that relate to the period prior to the quasi-reorganization.
     The deferred tax effects of temporary differences are not significant, and current income taxes payable represent state income taxes and federal alternative minimum tax.
     The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations, for the following reasons (in thousands):

	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Tax expense at the U.S. federal statutory rate	$4,829	$1,270	$2,484
State income tax expense, net of refunds and federal benefits	—	17	10
Utilization of net operating loss carryforwards against current taxable income	—	—	(1,816)
(Decrease) increase in deferred tax asset valuation allowance	(1,390)	(3,787)	319
Adjustment to value of net operating loss carryforward	(364)	—	—
Non-deductible costs	98	558	873
Other	(70)	24	8

Income tax expense (benefit)	$3,104	$(1,918)	$1,878
Income tax on discontinued operations	315	216	126

Income tax on continuing operations	$2,788	$(2,134)	$1,752

     The availability of the net operating tax loss carryforwards may be adversely affected by future ownership changes of Sterling. At this time, such changes cannot be predicted. Sterling’s estimated net operating tax loss carryforwards at December 31, 2005 expire as follows (in thousands):

Fiscal Year
2008	$153
2010	1,488
2011	2,129
2017	3,321
2018	1,173
2019	3,351
Thereafter	14,999

$26,614

9. Costs and Estimated Earnings and Billings on Uncompleted Contracts
     Costs and estimated earnings and billings on uncompleted contracts at December 31, 2005 and 2004 are as follows (in thousands):

F20

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2005	2004
Costs incurred and estimated earnings on uncompleted Contracts	$156,916	$95,840
Billings on uncompleted contracts	(168,352)	(94,433)

	$(11,436)	$1,407

     Included in accompanying balance sheets under the following captions:

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,199	$5,884
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,635)	(4,477)

	$(11,436)	$1,407

10. Stock Options and Warrants
Options
     In fiscal 1991, the Board of Directors granted options to purchase 194,388 shares of the Company’s common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75.
     In fiscal 1994, the Board of Directors adopted and shareholders approved two stock option plans, the 1994 Omnibus Stock Plan (the “1994 Omnibus Plan”) and the 1994 Non-Employee Director Stock Option Plan (the “Director Plan”). Under both plans, the exercise price of options granted may not be less than the fair market value of the common stock on the date of the grant and the term of the grant may not exceed ten years.
     The 1994 Omnibus Plan initially provided for the issuance of a maximum of 350,000 shares of the Company’s common stock pursuant to the grant of incentive stock options to employees of Sterling and its subsidiaries and the grant of non-qualified stock options, stock or restricted stock to employees, consultants, directors and officers of Sterling and its subsidiaries. Subsequently, the number of shares available for issuance under the plan was increased to 950,000 shares. The options generally vest over a four-year period and expire ten years from the date of the grant.
     The Director Plan (a “formula plan”) provided for the issuance of up to 100,000 shares of common stock pursuant to options granted to directors who were not employees of the Company. The plan provided that on every May 1, each non-employee director holding office on such date would automatically receive a fully-exercisable, fully vested, ten-year option to purchase 3,000 shares at the market value on such date. Each director’s options expire 180 days after he or she ceases to be a director. Options covering the final 7,000 shares that remained under the plan were issued in May 2001.
     In December 1998, the Board of Directors adopted and in October 2001 shareholders approved the 1998 Stock Incentive Plan (the “1998 Plan”). Under the 1998 Plan, the exercise price of the options granted may not be less than the fair market value of the common stock on the date of grant and the term of the grant may not exceed ten years. The 1998 Plan provides for the issuance of 700,000 shares of the Company’s common stock. Stock options granted under the plan generally vest over a three-year period.
     In July 2001, the Board of Directors adopted and in October 2001 shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 500,000 shares of the Company’s common stock. Under the 2001 Plan, stock options may be granted at an

F21

exercise price not less than the fair market value of the common stock on the date of grant. The Company’s and its subsidiaries’ directors, officers, employees, consultants and advisors are eligible to be granted awards under the plan. Stock options granted under the 2001 Plan generally vest over three to five years and can be exercised no more than 10 years after the date of the grant. The plan also provides for stock grants, but none have been made as of December 31, 2005.
     Beginning in 1998 and as part of the Sterling Transaction in 2001, certain stock options granted to Robert M. Davies and Maarten D. Hemsley were extended beyond their normal expiration date under a standstill agreement, to help protect the Company’s tax loss carryforwards. At the time of the standstill agreement, the fair value of the stock was lower than the option exercise price.
     The following tables summarize the activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2002:	99,416	$2.75	87,502	$1.77	822,784	$1.46
Granted	—		—		—
Exercised	(14,996)	$2.75	—		(50,000)	$2.75
Expired/forfeited	—		—		(2,400)	$1.35

Outstanding at December 31, 2003:	84,420	$2.75	87,502	$1.77	770,384	$1.48
Granted	—		—		—
Exercised	—	$2.75	(37,170)	$1.83	(162,192)	$1.95
Expired/forfeited	—		(3,000)	$2.75	(29,996)	$2.42

Outstanding at December 31, 2004:	84,420	$2.75	47,332	$1.67	578,196	$1.29
Granted	—		—		—
Exercised	—		(3,000)		(154,000)	$0.99
Expired/forfeited	—	$2.75	(13,166)		—

Outstanding at December 31, 2005:	84,420	$2.75	31,166	$1.58	424,196	$1.40

	1998 Plan(a)		2001 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2002:	550,500	$0.55	153,300	$1.58
Granted	—		60,800	$3.05
Exercised	(10,000)	$0.50	—
Expired/forfeited	—		—

Outstanding at December 31, 2003:	540,500	$0.56	214,100	$2.00
Granted	—		157,800	$3.10
Exercised	(20,375)	$1.05	(420)	$2.04
Expired/forfeited	(1,500)	$1.00	(7,180)	$1.82

Outstanding at December 31, 2004:	518,625	$0.54	364,300	$2.48
Granted	—		117,600	$10.88
Exercised	(289,500)	$0.50	(17,540)	$2.06
Expired/forfeited	—		(7,200)	$2.43

Outstanding at December 31, 2005:	229,125	$0.58	457,160	$4.66

(a)	Of the options to purchase 600,000 shares granted in fiscal 1999, one third were immediately exercisable, one third vested in December 1999 and one third vested in December 2000. The options to purchase 41,000 shares granted in fiscal 2000 vest over a four year period, with one quarter of the total being immediately exercisable.

F22

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Price Per	Number of	Remaining Contractual Life	Exercise Price Per	Number of	Exercise Price Per
Share	Shares	(years)	Share	Shares	Share
$0.50 - $0.88	500,866	6.62	$0.73	500,866	$0.67
$1.00 - $1.50	144,545	4.67	$1.36	137,065	$1.25
$1.73 - $2.00	46,800	6.57	$1.73	28,400	$1.80
$2.75 - $3.38	416,256	4.98	$2.92	250,518	$1.80
$6.87	25,000	9.39	$6.87	25,000	$6.87
$9.69	62,800	4.55	$9.69	—	$0.00
$16.87	29,800	4.70	$16.87	—	$0.00

	1,226,067		$2.56	941,849	$1.57

     At December 31, 2004, options to purchase 1,592,873 shares were exercisable at a weighted average exercise price of $1.41 per share.
     The weighted average fair value per share of all options granted during fiscal 2005, 2004 and 2003 was $7.32, $2.55 and $2.49, respectively.
     Compensation expense for options granted during 2005, 2004 and 2003 were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Risk free interest rate	4.30%	4.00%	4.00%
Expected volatility	77.0%	78.0%	79.0%
Expected life of option	6.0 years	10.0 years	10.0 years
Expected dividends	None	None	None
Warrants
     As part of the Sterling Transaction in July 2001, warrants attached to zero coupon notes were issued to certain members of TSC management, to NASCIT and to KTI, Inc. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share were exercisable 54 months from the issue date. Following settlement of the Put, the date the warrants first become exercisable was changed to January 2005. In April 2003, a loan made to the Company by KTI, Inc. was prepaid, and as part of the consideration for the prepayment, warrants to purchase 394,302 shares were cancelled. As part of an agreement to prepay its note, in March 2005 NASCIT exercised its warrant to purchase 322,661 shares. At December 31, 2005, warrants to purchase 527,339 shares remained outstanding and at each of December 31, 2004 and 2003, warrants to purchase 850,000 shares were outstanding. In January 2006, KTI, Inc. exercised its warrant to purchase 100,000 shares and sold the shares through the Company’s public equity offering.
11. Employee Benefit Plan
     The Company and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company and TSC made matching contributions of $276,000, $328,000 and $244,000 for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

F23

12. Operating Leases
     In December 1997, SCPL entered into an operating lease for its warehouse with an initial term that expired January 1, 2003, with one additional five-year renewal option. SCPL exercised its renewal option in late 2002. The lease requires minimum annual rental payments of $247,000 through December 2005, increasing to $259,000 through December 2007, and payment by SCPL of certain expenses such as liability insurance, maintenance and other operating costs. With the addition of lawn and garden business in fiscal 2001, SCPL entered into a lease agreement for additional warehouse and office space with an initial term of seven years, expiring December 2007, with one three-year renewal option.
     Operations of TSC are conducted from an owned building in Houston, Texas. TSC also leases incidental office space in Fort Worth and San Antonio, Texas on month-to-month agreements.
     In 2005, TSC entered into several long-term operating leases for equipment with lease terms of approximately three years. Lease expense for those equipment leases was approximately $562,000 in 2005.
     Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2006	1,148
2007	896
2008	152
Thereafter	—

Total future minimum rental payments	$2,196

     Total rent expense for all operating leases amounted to approximately $1,013,000, $614,000 and $795,000 in fiscal years 2005, 2004 and 2003, respectively.
13. Customers
     The following table shows contract revenues generated from TSC’s largest customers which accounted for more than 10% of revenues (dollars in thousands):

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	December 31,		December 31,		December 31,
	2005		2004		2003
	Contract	% of	Contract	% of	Contract	% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Texas State Department of Transportation	$84,827	38.8%	$44,461	33.6%	$28,412	19.1%
City of Houston	$49,437	22.6%	$16,512	12.5%	$58,441	39.2%
Harris County	$29,796	13.6%	*	*	*	*

*	represents less than 10% of revenues
14. Subsequent Event
     In January 2006, the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. The Company received proceeds, net of underwriting commissions, of approximately $28.3 million ($13.95 per share) and expects to pay approximately $700,000 in related offering expenses. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. Executive management, directors and former directors received proceeds as follows:

Name	Principal	Interest	Total payment
Patrick T. Manning	$318,592	2,867	$321,459
James D. Manning	$1,855,349	16,698	$1,872,047
Joseph P. Harper, Sr	$2,637,422	23,737	$2,661,159
Maarten D. Hemsley	$181,205	1,631	$182,836
Robert M. Davies	$452,909	4,076	$456,985

F24

     In addition, Mr. Davies exercised options for 180,492 shares of common stock and sold these shares in the public offering. Mr. Davies resigned his position as a director of the Company in December 2005. KTI exercised its warrants for 100,000 shares and sold these shares in the offering.
     The following unaudited pro forma consolidated balance sheet reflects adjustments to the consolidated balance sheet for the year ended December 31, 2005 to give effect to the sale by the Company of the 2.0 million shares in the offering and the application of the net proceeds, at the public offering price of $15.00 per share, as if the transaction had occurred on January 1, 2005.

	Fiscal 2005			Proforma Fiscal 2005
	December 31,	Pro forma		December 31,
	2005	Adjustments		2005
Current assets	$73,627	$19,210	(a)	$92,837
Total assets	$118,455	$19,210		$137,665
Total liabilities	$69,843	$(8,449	)(b)	$61,394
Stockholders’ equity	$48,612	$27,659		$76,271
Total liabilities and stockholders’ equity	$118,455	$19,210	(c)	$137,655

Balance sheet adjustments:

(a)	Reflects proceeds received from the issuance of 2.3 million shares of common stock to be used for the repayment of the related party notes; the purchase of capital expenditures for property, plant and equipment and other general corporate purposes.

(b)	Reflects the repayment of the related party notes with a portion of the net proceeds from the offering.

(c)	Reflects the proceeds from the issuance of 2.3 million shares of common stock, net of estimated offering costs. Offering costs primarily consist of underwriting discounts and commissions, accounting fees, legal fees and printing expenses.

F25

     In January, 2006, TSC acquired certain assets of the crane division of Rathole Drilling, Inc. (“RDI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million, the trade name RDI and the assumption by TSC of certain RDI contracts. TSC paid cash for the acquired assets of $2.2 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business.
15. Commitments and Contingencies
Employment Agreements
     Joseph P. Harper, Sr. and Patrick T. Manning and certain other officers of TSC have employment agreements with a subsidiary of TSC which provide for payments of annual salary, bonuses and certain benefits if his employment is terminated without cause.
     In July 2005, Mr. Hemsley entered into a new employment agreement with the Company. The employment agreement provides for payments of annual salary, bonuses and certain benefits if his employment is terminated without cause.
     SCPL has an employment agreement with its President, Terrance W. Allan that provides for payments of annual salary, a bonus and certain benefits if his employment is terminated without cause.
Self-Insurance
     TSC is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period from June 1, 2005 through May 31, 2006 as follows:
•	Specific excess reinsurance coverage for medical and prescription drug claims in excess of $40,000 for each insured person with a maximum lifetime reimbursable of $2,000,000.

•	Aggregate reinsurance coverage for medical and prescription drug claims with a plan year maximum of approximately $950,000 which is the estimated maximum claims and fixed cost based on the number of employees.
     For the twelve months ended December 31, 2005, TSC incurred $1.0 million in expenses related to this plan, compared with $803,000 in fiscal 2004 and $769,000 in fiscal 2003.
Guarantees
     The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material.
Litigation
     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company. In 2003, Ames Discount Stores, a customer of SCPL and a debtor under Chapter 11 of the Bankruptcy Code, filed a preference claim against SCPL, which the Company believes is largely without merit. Management calculates that the liability for any successful preference action by Ames would not exceed the amount due to the Company from Ames on its post-petition administrative claim, which the Company has largely written off. Accordingly, the Company does not believe that the outcome of the Ames matters will have a material impact on the Company’s financial condition.

F26

16. Minority Interest
     During fiscal 1993, the cumulative dividends on SCPL’s Series A Preferred Stock exceeded SCPL’s net income for that year, thus creating a loss attributable to SCPL’s common stockholders in excess of the minority interest, and accordingly, the Company reduced to zero the minority interest related to SCPL. In October 2003, the Board of Directors of SCPL approved a 1 for 300,000 share reverse stock split of SCPL’s common stock. The transaction was approved by the Company; SCPL’s majority shareholder. In March 2004 the reverse stock split of SCPL’s common stock was completed with the result that the Company became SCPL’s sole shareholder.
     From July 2001 to December 2004, the Company had an 80.1% investment in TSC. A minority interest liability of $5.3 million was reflected in the consolidated balance sheet for fiscal year 2003. In December 2004, the Company purchased the remaining 19.9% of TSC. Minority interest expense of $962,000 is reflected in the consolidated results of operations for fiscal 2004.
17. Related Party Transactions
     In October 1999, certain shareholders of TSC exercised their right to sell a second tranche of equity securities to Oakhurst Technology, Inc. (a wholly owned subsidiary of the Company) (“OTI”) thereby increasing the Company’s consolidated equity ownership of TSC from 7% to 12%. The equity purchase was financed through the issuance of two notes. One of these notes reflecting loans in the amount of $559,000, was issued to Robert M. Davies (the “First Note”) in which Maarten D. Hemsley had a participation of $116,000. The second of the notes in the amount of $800,000 (the “Manning Note”) was issued to James D. Manning, the brother of Patrick T. Manning and one of the TSC shareholders who sold TSC equity securities to OTI. The First Note provided for interest at 14% payable quarterly and was due in October 2000; however, no interest payments were made and the First Note was not repaid in October 2000. In connection with the transaction in July 2001 in which the Company increased its ownership of TSC to 80.1%, (the “Sterling Transaction”), accrued unpaid interest in the amount of $134,000 on the First Note was added to the principal, the maturity date of the First Note was extended to July 2005, and the interest rate was reduced to 12%. In connection with the Sterling Transaction, the Company also issued an additional four-year 12% promissory note to each of Messrs. Hemsley ($136,421) and Davies ($250,623) (the “Second Notes”) to repay certain amounts due to them from the Company or OTI, including deferred compensation, the fee (and related interest) owed to them in connection with the acquisition of the second tranche of TSC equity in October 1999, the fee due in July 2001 to them in connection with the Sterling Transaction and a fee for the extension of the First Note.
     In connection with the Sterling Transaction, the maturity date of the Manning Note also was extended to July 2005 and the interest rate was reduced from 14% to 12%. In consideration for the extension of the maturity date and interest rate reduction, James D. Manning received a zero coupon promissory note due in July 2005 with principal and interest payable at maturity in the aggregate amount of $187,000. Interest and principal on the First Note, the Second Notes and the Manning Note were payable prior to maturity only to the extent of cash available to Sterling for these payments and as permitted by institutional lenders to Sterling or its subsidiaries.
     After the Sterling Transaction, Joseph P. Harper, Sr. and another officer of TSC purchased $370,000 and $123,000, respectively, of James D. Manning’s notes. As a result, Mr. Harper held a separate note in the principal amount of $370,125, an officer of TSC held a separate note in the principal amount of $123,000, and James D. Manning held a note in the principal amount of $493,500, in each case, on the same terms and conditions as the Manning Note.
     In September 2003, the First Note, the Manning Note and the Second Notes were amended to provide for a maturity date that was the date the Company was required to purchase the remaining shares of TSC if the holders of those shares exercised their rights to sell such shares to the Company, and to provide for payment of those notes with a combination of cash and five-year notes of the Company.

F27

     In December 2003 prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received a prepayment totaling $86,000 and Mr. Davies received a prepayment totaling $411,000. Mr. Hemsley waived any prepayment of his notes.
     In July 2004, the remaining shareholders of TSC exercised their right to sell their shares of TSC to the Company (the “Put”) for consideration (paid in December 2004) consisting of a combination of cash (funded through long-term borrowings), stock and five-year notes of the Company bearing interest at an annual rate of 12%. The exercise of the Put triggered the acceleration of the maturity of the other debt issued in July 2001. Those obligations were satisfied in December 2004 through a payment of cash, the issuance of shares and the issuance of the same form of five-year notes. The cash paid and shares and notes issued were as follows:

Name	Cash	Shares	Five-year Notes
Patrick T. Manning	$460,458	135,474	$365,831
James D. Manning	$660,649	218,357	$2,124,633
Joseph P. Harper, Sr	$1,045,764	345,437	$3,020,201
Maarten D. Hemsley	$208,397	—	$207,504
Robert M. Davies	$166,876	—	$518,641
     James D. Manning is employed by an operating subsidiary of TSC under a three-year employment agreement that commenced January 1999 and that was extended for an additional three-year term in July 2001 and again in July 2004 pursuant to which he receives an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, he is entitled to receive incentive compensation of up to 100% of his base pay if certain financial goals are met. In fiscal 2004 and 2005, he earned his maximum bonus of $50,000. In late 2005, Mr. Manning’s employment agreement was changed to a consulting agreement for which he receives a monthly retainer of $2,000 plus $800 per day worked. The agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminates his employment without good reason or TSC terminates his employment for good cause, and for a period of one year after he ceases to be an employee if he terminates his employment for good reason or TSC terminates his employment without good cause; provided that these non-competition obligations may be avoided by Mr. Manning if TSC terminates the employment agreement other than for good cause.
     Since March 2001 Mr. Hemsley has provided consulting services to (and since May 2002 has been an employee of) JO Hambro Capital Management Limited as Fund Manager of Leisure & Media Venture Capital Trust plc, and since February 2005 as Senior Fund Manager of its Trident Private Equity II investment fund, neither of which funds were or are an investor in the Company or any of its affiliates.
     In December 2001, in order to strengthen SCPL’s working capital position, Sterling obtained funding in the amount of $500,000 from members of management and directors, including Robert W. Frickel, Joseph P. Harper, Sr. and Maarten D. Hemsley, who loaned $155,000, $100,000 and $25,000, respectively. The notes, which ranked senior to debt incurred in the Sterling Transaction, bore interest at 12%, payable monthly. The notes were convertible into shares of common stock of the Company at a conversion price of $2.50 per share at any time prior to the maturity date in December 2004. All holders of these notes converted their debt into common stock on December 31, 2004.
     In January 2003 certain members of management, including Joseph P. Harper, Sr. $(70,000) and Maarten D. Hemsley $(25,000), loaned an aggregate of $250,000 to SCPL for working capital. Under the original terms of the loan, interest at an annual rate of 10% was paid monthly, with a maturity date of July 2003. The maturity date was later extended to December 2003 with the addition of a guarantee by the Company and was extended again to July 2004 with an increase in the interest rate to 12%. These notes were repaid in three installments in January and February 2005.

F28

     In July 2001, Mr. Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for TSC. Fees paid or accrued to R.W. Frickel Company for fiscal 2005, 2004 and fiscal 2003 were approximately $113,000, $82,000 and $60,000, respectively.
     In July 2005, Patrick Manning married Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc., both of which are women-owned business enterprises. The Paradigm companies provide materials and services to the Company and to other contractors. From July 2005, when Ms. Peterson and Mr. Manning were married, through December 31, 2005, the Company paid approximately $6.0 million to the Paradigm companies for materials and services.
18. Quarterly Financial Information
(Unaudited)

	Fiscal 2005 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenue	$39,413	$57,228	$61,163	$61,634	$219,439
Gross profit	3,358	6,005	6,902	7,491	23,756
Pre-tax income	903	3,266	4,126	5,033	13,329
Net income from continuing operations	596	2,156	2,723	5,065	10,541
Net income from discontinued operations	231	245	57	27	559
Net income	$827	$2,401	$2,780	$5,092	$11,100
Basic income per share:
From continuing operations:	$0.08	$0.28	$0.35	$0.62	$1.36
From discontinued operations:	$0.03	$0.03	$0.01	$0.00	$0.07

Net income per share, basic:	$0.11	$0.31	$0.36	$0.62	$1.43

Diluted income per share:
From continuing operations	$0.06	$0.23	$0.29	$0.53	$1.11
From discontinued operations	$0.02	$0.03	$0.00	$0.00	$0.05

Net income per share, Diluted:	$0.08	$0.26	$0.29	$0.53	$1.16

	Fiscal 2004 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenue	$25,586	$29,354	$40,221	$37,317	$132,478
Gross profit	2,678	4,615	3.899	2,069	13,261
Income (loss) before minority interest and taxes	345	2,715	1,235	(186)	4,109
Net income from continuing operations	87	1,531	648	3,015	5,281
Net income from discontinued operations	181	93	68	30	372
Net income	$268	$1,624	$716	$3,045	$5,653
Basic income per share:
From continuing operations:	$0.02	$0.29	$0.12	$0.54	$0.99
From discontinued operations:	$0.03	$0.02	$0.01	$0.00	$0.07

Net income per share, basic:	$0.05	$0.31	$0.13	$0.55	$1.06

Diluted income per share:
From continuing operations	$0.02	$0.22	$0.09	$0.42	$0.75
From discontinued operations	$0.02	$0.01	$0.01	$0.01	$0.05

Net income per share, diluted:	$0.04	$0.23	$0.10	$0.43	$0.80

Slight adjustments may be due to rounding

F29

SCHEDULE II
Sterling Construction Company, Inc. and Subsidiaries
Valuation and Qualifying Accounts *
(Dollars in thousands)

Column A	Column B	Column C			Column D	Column E
	Balance at			Charges to other
	beginning of	Charged to costs		accounts -	Deductions –	Balance at end of
Description	period	and expenses		describe	describe (A)	period
Allowance for doubtful accounts deducted from trade accounts receivable:
Years ended:
December 31, 2005	$1,015	57		—	219	$853
December 31, 2004	$1,013	116	(B)	—	114	$1,015
December 31, 2003	$841	232	(C)	—	60	$1,013

*	The allowance for doubtful accounts is included in the assets of discontinued operations held for sale on the consolidated balance sheet.

(A)	Amounts were deemed uncollectible.

(B)	Relates to the bankruptcy of Ames, a customer of Steel City Products.

(C)	Relates to the bankruptcy filing of Penn Traffic and Hutchins, customers of Steel City Products.

Exhibit Index

Number	Exhibit Title
1.1	Form of Underwriting Agreement dated as of January 19, 2006 between Sterling Construction Company, Inc. and the underwriters and other parties named therein (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 13, 2006 (SEC File number 333-129780)).

2.1	Asset Purchase Agreement, dated September 23, 2002, by and among Texas Sterling Construction, L.P., Kinsel Industries, Inc. and Tracks of Texas, Inc. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-19450)).

3.1	Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.3	Bylaws of Oakhurst Company, Inc. (incorporated by reference to Exhibit 3.2 to its Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed on May 29, 1998 (SEC File No. 000-19450)).

4.1	Certificate of Designations of Oakhurst Company, Inc.’s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.2	Warrant to Purchase Common Stock of Sterling Construction Company, Inc., dated as of March 31, 2003, issued to KTI, Inc. (incorporated by reference to Exhibit 4.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780))

4.3	Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.’s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).

10.1#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.2#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.’s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

10.3#	Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.4#	Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.5#	Form of Stock Incentive Agreements under Oakhurst Company, Inc.’s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#	Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.7#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#	Form of Employee Stock Option Agreement, dated as of August 29, 1991, by and between Hallwood Holdings Incorporated and certain of its directors and officers (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.9#	Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.25 to Oakhurst Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed on July 13, 2001 (SEC File No. 000-19450)).

10.10#	Amendment No. 1, dated as of October 17, 2002, to the Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.11#	Amendment No. 2, dated as of May 24, 2004, to the Employment Agreement, dated as of May 1, 2000, by and between Steel City Products, Inc. and Terrance W. Allan (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.12#	Employment Agreement, dated as of July 18, 2004, by and between Patrick T. Manning, Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.13#	Employment Agreement, dated as of July 18, 2004, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.14#	Employment Agreement, dated as of July 13, 2005, by and between Maarten D. Hemsley and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005 (SEC File No. 001-31993)).

10.15#	Summary of Compensation for Non-Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.15 to its Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.16#	Put Exercise Notice, dated July 19, 2004, by certain Stockholders of Sterling Houston Holdings, Inc. to Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 13, 2004 (SEC File No. 001-31993)).

10.17#	Put Payment Letter Agreement, dated as of July 16, 2004, by and between Sterling Construction Company, Inc. and certain stockholders of Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.18#	Promissory Note, dated as of November 13, 2004, issued to Patrick T. Manning by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.44 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.19#	Promissory Note, dated as of November 13, 2004, issued to Joseph P. Harper, Sr. by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.45 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.20#	Promissory Note, dated as of December 22, 2004, issued to Patrick T. Manning by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.46 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.21#	Promissory Note, dated as of December 22, 2004, issued to Joseph P. Harper, Sr. by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.47 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.22#	Promissory Note, dated as of December 22, 2004, issued to Robert M. Davies by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.48 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.23#	Promissory Note, dated as of December 22, 2004, issued to Maarten D. Hemsley by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.49 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.24	Promissory Note, dated as of December 22, 2004 issued to Hare & Co. AC, nominee of North Atlantic Smaller Companies Investment Trust plc, by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.50 to its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.25#	Note and Warrant Amendment Agreement, dated as of February 3, 2005, by and between Hare & Co. A/C Bank of New York, the holders of certain promissory notes issued by Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.25 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.26	Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

Number	Exhibit Title
10.27	Third Amended and Restated Revolving Credit Loan Agreement, dated as of December 23, 2004, by and between Comerica Bank and Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.27 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.28	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.1 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on August 16, 2001 (SEC File No. 000-19450)).

10.29	Amendment, dated as of September 12, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.3 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on October 22, 2001 (SEC File No. 000-19450)).

10.30	Second Amendment, dated as of December 13, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2002, filed on April 8, 2002 (SEC File No. 000-19450)).

10.31	Third Amendment, dated as of June 27, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.31 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.32	Fourth Amendment, dated as of September 25, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.32 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.33	Fifth Amendment, dated as of November 30, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.33 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.34	Sixth Amendment, dated as of January 15, 2003, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.34 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on November 17, 2005 (SEC File number 333-129780)).

10.35	Seventh Amendment to Credit Agreement and Waiver, dated as of November 6, 2003, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.36	Eighth Amendment to Credit Agreement, dated as of September 17, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

Number	Exhibit Title
10.37	Ninth Amendment to Credit Agreement, dated as of December 21, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.37 Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.38	Tenth Amendment to Credit Agreement, dated as of April 18, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.38 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.39	Eleventh Amendment to Credit Agreement and Note, dated as of June 3, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.39 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.40	Twelfth Amendment to Credit Agreement, dated as of September 14, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.40 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.41	Lease Agreement, dated November 21, 2000, between SPEDD, Inc. and Steel City Products, Inc. (incorporated by reference to Exhibit 10.24 to Oakhurst Company, Inc.’s Annual Report on 10-K405 for the fiscal year ended February 28, 2001, filed on July 13, 2001 (SEC File No. 000-19450)).

10.42#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Patrick T. Manning, Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.43#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.37 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.44#	Form of Warrant to Purchase Common Stock of Sterling Construction Company, Inc. (including schedule of grantees) (incorporated by reference to Exhibit 10.44 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.45#	Note Prepayment Agreement, dated as of December 27, 2005, by and between SCC and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 27, 2005, filed on December 27, 2005 (SEC File No. 001-31993)).

10.46#	[Note Prepayment] Termination Agreement, dated as of December 30, 2005, by and between Sterling Construction Company, Inc. and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 30, 2005, filed on January 3, 2006 (SEC File No. 001-31993)).

21	Subsidiaries of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 21 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Maarten D. Hemsley, Chief Financial Officer of Sterling Construction Company, Inc.

32.0*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.