Form 10-Q
period 2006-03-31
STERLING CONSTRUCTION CO INC
filed 2006-05-12
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended: March 31, 2006
Or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)

20810 Fernbush Lane
Houston, TX 77073	77073
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (281) 821-9091
(Former name, former address and former fiscal year, if changed from last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days                                                                                       ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         ☐ Yes ☑ No
     As of May 1, 2006, 10,499,808 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31,	December
	2006	31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,419	$22,267
Contracts receivable	38,675	34,912
Costs and estimated earnings in excess of billings on uncompleted contracts	2,346	2,199
Deferred tax asset	5,240	4,224
Assets of discontinued operations held for sale	11,699	8,969
Other	1,045	1,056

Total current assets	94,424	73,627
Property and equipment, net	35,266	27,271
Goodwill	12,735	12,735
Deferred tax asset, net	1,705	4,288
Other assets	520	534

	14,960	17,557

Total assets	$144,650	$118,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	19,720	20,416
Billings in excess of cost and estimated earnings on uncompleted contracts	13,985	13,635
Short-term debt, related parties	—	8,449
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	10,966	8,385
Other accrued expenses	3,567	4,265

Total current liabilities	48,361	55,273
Long-term obligations:
Long-term debt	16,000	13,788
Other long-term obligations	747	782

	16,747	14,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 10,498,808 and 8,165,123 shares issued	105	82
Additional paid-in capital	110,536	82,822
Accumulated deficit	(31,099)	(34,292)

Total stockholders’ equity	79,542	48,612

Total liabilities and stockholders’ equity	$144,650	$118,455

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Revenues	$56,480	$39,413
Cost of revenues	49,794	36,055

Gross profit	6,686	3,358
General and administrative expenses, net	2,309	1,980
Net interest income (expense)	186	(475)

Income from continuing operations before income taxes	4,563	903
Income taxes	1,541	307

Net income from continuing operations	3,022	596

Net income from discontinued operations, net of income taxes of $102 and $94, respectively	171	231

Net income	$3,193	$827

Basic net income per share:
Net income from continuing operations	$0.30	$0.08
Net income from discontinued operations	$0.02	$0.03

Net income per share	$0.32	$0.11

Weighted average number of shares outstanding used in computing basic per share amounts	10,002,088	7,389,499

Diluted net income per share:
Net income from continuing operations	$0.27	$0.06
Net income from discontinued operations	$0.01	$0.02

Diluted net income per share	$0.28	$0.08

Weighted average number of shares outstanding used in computing diluted per share amounts	11,266,294	9,283,485

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance at December 31, 2005	$82	$82,822	($34,292)	$48,612

Net income			3,193	3,193
Stock issued upon option /warrant exercise	3	492		495
Stock issued in equity offering, net of expenses	20	27,039		27,059
Deferred compensation expense		183		183

Balance at March 31, 2006	$105	$110,536	($31,099)	$79,542

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2006	2005
Net income	$3,193	$827
Net income from discontinued operations	171	231

Net income from continuing operations	3,022	596
Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,804	1,233
Gain on sale of property and equipment	(118)	(131)
Deferred tax expense	1,541	307
Deferred compensation expense	183	53

Other changes in operating assets and liabilities:
(Increase) in contracts receivable	(3,763)	(4,752)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(147)	128
Decrease in prepaid expense and other assets	217	216
(Decrease) increase in trade payables	(696)	5,292
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	350	2,611
(Decrease) increase in accrued compensation and other liabilities	(650)	1,573

Net cash provided by continuing operating activities	1,743	7,126
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	(2,206)	—
Additions to property and equipment	(7,860)	(3,000)
Proceeds from sale of property and equipment	193	164

Net cash used in continuing operations investing activities	(9,873)	(2,836)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – revolvers	16,000	27,370
Cumulative daily reductions – revolvers	(13,788)	(34,031)
Repayments under long-term obligations	(8,484)	(1,063)
Issuance of common stock pursuant to warrants and options	495	515
Net proceeds from sale of common stock	27,059	—

Net cash provided by (used in) continuing operations financing activities:	21,282	(7,209)
Cash used in discontinued operating activities	(347)	(36)
Cash used for discontinued operations investing activities	(34)	—
Cash provided by discontinued operations financing activities	328	443

Net cash (used in) provided by discontinued operations	(53)	407
Net increase (decrease) in cash and cash equivalents of continuing operations	13,152	(2,919)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2006	2005
Cash and cash equivalents at beginning of period	22,267	3,449

Cash and cash equivalents at end of period	$35,419	$530

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$169	$647
Cash paid during the period for taxes	$7	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (Sterling or the Company), without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2006 and the results of operations and cash flows for the periods presented. Certain information and footnoted disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests less than 50%.
     The Company owns two subsidiaries; Sterling Houston Holdings, Inc. and Steel City Products, LLC. Sterling Houston Holdings, Inc. is a 99% limited partner of Texas Sterling Construction Company, LP, a Texas limited partnership that operates the Company’s construction business based in Houston, Texas, and that was, in a different form, the predecessor of Sterling Houston Holdings. For ease of reference, Sterling Houston Holdings, Inc. and Texas Sterling Construction, L.P. are referred to collectively as “Construction” or “TSC” and Steel City Products, LLC is referred to as “Distribution” or “SCPL”.
     The Company’s primary business consists of the operations of TSC. In August 2005, management identified Distribution, based in McKeesport, Pennsylvania as held for sale and accordingly has reclassified its condensed consolidated financial statements for all periods to separately present Distribution as discontinued operations.
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
2. Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements would not be material.

     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.
3. Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)), as more fully described in Note 6 to the financial statements.
4 Property and Equipment

(dollars in thousands)	March 31, 2006
	(Unaudited)	December 31, 2005
Construction equipment	$43,448	$35,663
Transportation equipment	6,461	5,204
Buildings	1,488	1,488
Leasehold improvements	504	490
Land	182	182

	52,083	43,027
Less accumulated depreciation	(16,817)	(15,756)

	$35,266	$27,271

5. Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2006 and March 31, 2005 (in thousands, except share and per share data) (unaudited):

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005
Numerator:
Net income from continuing operations, as reported	$3,022	$596
Net income from discontinued operations, as reported	171	231

Net income	$3,193	$827

Denominator:
Weighted average common shares outstanding – basic	10,002	7,389
Shares for dilutive stock options and warrants	1,264	1,894

Weighted average common shares outstanding and assumed conversions – diluted	11,266	9,283

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005
Basic earnings per common share:
From continuing operations	$0.30	$0.08
From discontinued operations	$0.02	$0.03

Total:	$0.32	$0.11

Diluted earnings per common share:
From continuing operations:	$0.27	$0.06
From discontinued operations:	$0.01	$0.02

Total:	$0.28	$0.08

6. Stock-Based Compensation
     The Company has five stock option plans which are administered by the compensation committee of the Board of Directors. In general, the plans provide for all grants to be issued with an exercise price the same as the fair market value of the common stock on the date of grant. The term of the grant may not exceed 10 years. Stock options generally vest over a three to five year period. Note 10 – Stock Options and Warrants in the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be referred to for additional information regarding the stock-based incentive plans.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated financial results for prior periods. Since January 2003, the Company has accounted for its stock based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123 that provided alternative methods of transition for a voluntary change to the fair value based method. Because the Company had utilized the fair value method for expensing stock options in the past several years, the impact of the transition to SFAS 123(R) at January 1, 2006 of the unvested options was immaterial. The Company utilizes the Black-Scholes valuation model to estimate the fair value of its stock option grants. Forfeitures of stock options have historically been immaterial to the Black-Scholes calculation. There were no options granted during the three months ended March 31, 2006.
     In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.
     Pre-tax option compensation expense was $183,000 ($121,000 after tax effects of 33.8%) and $53,000 ($35,000 after tax effects of 34%) for the first quarter of 2006 and 2005, respectively
     Aggregated stock option activity during the three months ended March 31, 2006 is as follows (unaudited):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
	shares	price	term (in years)	(in thousands)
Outstanding at 1/1/06	1,226,067	$2.56
Granted	—
Exercised	186,692	$1.49
Other	—

Outstanding at 3/31/06	1,039,375	$2.75	5.42	$19,685

Exercisable at 3/31/06	755,157	$1.58	5.24	$15,184
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2006 ($21.69) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Proceeds received by the Company from the exercise of options for the three months ended March 31, 2006 was $279,000. As of March 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $823,000, which is expected to be recognized over a weighted average period of approximately 3.1 years. As of March 31, 2006 there were 24,880 shares of common stock available under the 2001 plan for issuance pursuant to future stock option grants.
     Prior to the adoption of SFAS 123 (R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. Because the Company has not fully utilized its net operating loss carryforwards, the tax benefit cannot be recorded until it can be realized. In the first quarter of 2006, approximately $850,000 of tax benefit will be available to be realized in the future.
7. Discontinued operations
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, management has identified SCPL as held for sale and accordingly, has reclassified its condensed consolidated financial statements for all periods to separately state Distribution as discontinued operations.
     Summarized financial information for discontinued operations is presented below:

(in thousands) (unaudited)	Three months ended
	March 31,
	2006	2005
Net sales	$5,821	$6,536

Income before income taxes	273	325
Income taxes	102	94

Income from discontinued operations	$171	$231

     The following is a summary of the assets and liabilities of discontinued operations:

(in thousands)	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets	$11,040	$8,286
Deferred tax asset, current	306	312

Total current assets	11,346	8,598
Property, plant and equipment, net	223	210
Goodwill	128	128
Deferred tax asset, long-term	—	30
Other assets	2	3

	$11,699	$8,969

Liabilities
Current liabilities	$10,880	$8,326
Deferred tax liability, current	33	—

Total current liabilities	10,913	8,326
Long-term obligations, net of current portion	53	59

	$10,966	$8,385

Net assets of discontinued operations	$733	$584

     The assets and liabilities of discontinued operations have all been classified as current in the consolidated balance sheet, as disposal is expected to occur in less than one year. The disposal is not expected to result in a loss.
8. Purchase of certain assets of Rathole Drilling, Inc.
     In January 2006, TSC acquired certain assets of the crane division of Rathole Drilling, Inc. (“RDI”). The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million, the trade name RDI and the assumption by TSC of certain RDI contracts totaling $0.2 million. TSC paid cash for the acquired assets of $2.2 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. No goodwill was recorded for the acquisition of the RDI business.
9. Equity offering
     In January 2006 the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. D.A. Davidson & Co. was the managing underwriter. The Company received proceeds, net of underwriting commissions, of approximately $27.9 million ($13.95 per share) and paid approximately $887,000 in related offering expenses. In addition, the Company received approximately $484,000 from the exercise by third parties of 321,758 shares of warrants and options which were sold by those third parties in the offering. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. During the first quarter of 2006, the Company utilized a portion of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds used for the acquisition of RDI. A reconciliation of the use of proceeds is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of equity offering	2,003,263
Shares issued to selling shareholders for option/warrant exercise	321,758

Proceeds received from sale of securities	$30,049
Less:
Underwriters’ commission	($2,103)
Expenses (legal, printing, etc.)	($887)

Net proceeds	$27,059
Proceeds received from exercise of options/warrants by selling shareholders	$484

Total proceeds received	$27,543

Use of proceeds:
Repayment of related party 5-year 12% notes	$8,449
Purchase of assets of RDI	$2,206
Purchase of construction equipment	$1,834

Total spent through March 31, 2006	$12,489

Balance retained in working capital	$15,054

10. Subsequent Event
     In April, 2006, the terms of the existing TSC bank revolving line of credit were renegotiated to provide for an increase in the line from $17.0 million to $35.0 million, subject to a borrowing base. The line will be renewed for a term of three years maturing in 2009 and will continue to be secured by the machinery and equipment of TSC. The facility will be modified to add Sterling Construction Company, Inc. as a co-borrower. The interest rate may vary quarterly, based on the Company’s ratio of debt to tangible net worth. The facility will continue to be subject to restrictive covenants including the maintenance of certain financial ratios and tangible net worth. Closing on the new line of credit is expected during the Company’s second quarter. In addition, the bank will provide the Company with a long-term loan of up to $1.5 million repayable over 15 years to finance the expansion of the Company’s office building and maintenance facilities in Houston, Texas.

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
     Potential investors are urged to consider these factors and the other factors described under “Risk Factors” (below) carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.
     Any forward-looking statements included herein are made only as of the date of this report, and we undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this report, except as may be required by applicable securities laws.
Overview
     We are a leading heavy civil construction company based in Houston that specializes in the building, rebuilding and repair of transportation and water infrastructure in large and growing markets in Texas This business is conducted by Texas Sterling Construction Company, L.P. and is referred to in this report as “TSC” or “Construction”. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own workforce and equipment for excavating, paving, pipe installation and concrete placement. We purchase the necessary materials for our projects and generally engage subcontractors only for ancillary services.
     Our smaller distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPL” or “Distribution”). Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, we have identified the business of SCPL as held for sale and accordingly, have reclassified the condensed consolidated financial statements for all periods to reflect SCPL as discontinued operations.
Material Changes in Financial Condition
     At March 31, 2006, there had been no material changes in the Company’s financial condition since December 31, 2005, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the sale of our common stock in January, 2006 and related use of proceeds, as described in Note 9.
Results of Operations
Three months ended March 31, 2006 compared with three months ended March 31, 2005

(dollar amounts in thousands)
(unaudited):	2006	2005	% change
Revenues	$56,480	$39,413	43.3%
Gross profit	6,686	3,358	99.1%
Gross margin	11.8%	8.5%	39.0%
General and administrative expenses	2,309	1,980	16.6%
Operating income	4,377	1,378	217.9%
Operating margin	7.7%	3.5%	121.8%
Interest income (expense), net	186	(475)	N/A
Income from continuing operations, before taxes	4,563	903	405.9%
Income taxes	1,541	307	402.0%
Net income from continuing operations	3,022	596	407.9%
Net income from discontinued operations	171	231	(26.0%)

Net income	$3,193	$827	286.1%

Revenues Revenues increased approximately $17.0 million compared with the first quarter of the prior year, due to increases in volume from a higher backlog at the beginning of the respective periods. We also significantly expanded our equipment fleet and our workforce grew from approximately 700 employees in the first quarter of the prior year to over 850 in the current year. These factors, among others, have allowed us to recognize greater efficiencies and productivity on our construction projects. The revenue increase was achieved despite unexpected delays in January and February in starting several contracts due to factors outside the Company’s control. We did not encounter any significant adverse weather in the first quarter of this year or last.
     Gross profit The doubling of gross profits was due to the substantial revenue increase, combined with higher gross margins. The margin improvement is attributable principally to a better margin mix in backlog resulting from the improving bidding climate since 2004 and efficiencies resulting from the higher revenue levels achieved this year.
     Backlog At the end of the first quarter our backlog of construction projects was $346 million, compared with $307 million at the beginning of fiscal 2006. In the first quarter, we added new contracts in excess of $95 million.
     General and administrative expenses, net of other income and expense General and administrative expenses, net, increased by $0.3 million compared with the prior year due primarily to incentive stock option expense, variable compensation expense related to profitability, and to a combination of additional personnel, higher payroll related benefits and taxes and regular salary increases.
     Operating income The increase in operating income resulted from the increased gross profit which far exceeded the increase in administrative costs.
     Interest income and expense In the first quarter of 2006, interest income increased by $269,000 compared with the prior year period. The increase was due to interest earned on the unutilized portion of the equity offering proceeds, as well as higher cash balances resulting from proceeds received in the mobilization phase of certain contracts. Interest expense in the first quarter of 2006 decreased by $392,000 compared with the prior year due to the repayment of related party notes in January 2006 and to lower average revolving credit balances throughout the quarter.
     Income taxes Our effective income tax rate was 33.8% and 34% for the three months ended March 31, 2006 and 2005, respectively. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards.
     Net income from continuing operations The increase in our net income from continuing operations was due to the increase in operating income combined with net interest income.
     Discontinued operations, net of tax. Discontinued operations represent the results of operations of our distribution business which is operated by SCPL. Net of interest expense of $86,000 and income taxes of $102,000, SCPL reported income of $171,000 in the current year first quarter, compared with $231,000 last year. The decrease was primarily due to lower sales in the first quarter, resulting from a milder winter compared with the prior year.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the three months ended March 31, 2006 and March 31, 2005.

	Three months ended
	March 31,
(in thousands) (unaudited)	2006	2005
Cash and cash equivalents at end of period	$35,419	$530
Net cash provided by (used in) continuing operations:
Operating activities	1,743	7,126
Investing activities	(9,873)	(2,836)
Financing activities	21,282	(7,209)

	$13,152	($2,919)

Cash (used in) provided by discontinued operations	(53)	407

Capital expenditures of continuing operations	$9,860	$3,000
Working capital at end of period	$46,063	$9,665
Operating activities
     Significant non-cash items included in operating activities are:
     • depreciation and amortization, which for the first quarter this year totaled $1.8 million, an increase of $0.6 million from last year, as a result of an increase in the size of our construction fleet in 2005 and 2006;
     • deferred tax expense, which increased by $1.2 million due to the significant increase in operating income.
     The significant components of the changes in working capital are as follows:
     • billings in excess of costs on uncompleted contracts increased by $0.3 million this year, whereas last year there was an increase of $2.6 million. These changes principally reflect fluctuations in the timing of progress billings and costs incurred;
     • trade payables, which decreased by $0.7 million this year, compared with an increase of $5.3 million last year; these variations resulted from changes in the volume of materials and sub-contractors in the respective periods;
     • contracts receivable increased $3.8 million this year, compared with an increase of $4.8 million last year, principally reflecting revenue increases and the related level of customer retentions.
Investing activities
     Expenditures for the replacement of certain equipment and to expand our construction fleet, including $2.0 million for the capital equipment of RDI (see Note 8), totaled $9.9 million in the first three months of 2006, compared with $3.0 million of equipment purchases last year. .
Financing activities
     Net of expenses, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, and proceeds received from the exercise of options and warrants in the first quarter totaled $495,000. In addition, related party 12% promissory notes in the amount of $8.5 million were prepaid in full during the first quarter.
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

     We believe that our current cash balances and the borrowing capacity available under our revolving line of credit, combined with cash expected to be generated from operations, will be sufficient to provide us with short-term and foreseeable long-term liquidity and to enable us to meet expected capital expenditure requirements.
Sources of Capital
     In addition to cash provided from operations, we use our revolving line of credit to finance working capital needs and capital expenditures.
     We have a three-year revolving line of credit, maturing in June 2007, with Comerica Bank providing for a maximum line of $17.0 million, subject to a borrowing base. The line of credit carries interest at the lender’s prime rate, subject to achievement of certain financial targets and is secured by the equipment and real estate owned by TSC. At March 31, 2006, the interest rate payable under the line of credit was 7.75%. At March 31, 2006, we had cash and cash equivalents of $35.4 million and unused availability under the line of credit of $1.0 million. By the terms of the revolver, we are required to maintain financial covenants of debt, current and cash flow coverage ratios and at March 31, 2006, we were in compliance with all of these covenants. In April 2006, our line of credit was renegotiated, as described in Note 10 to the financial statements.
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

     An increase of 1% in the market rate of interest would have increased our interest expense for the three months ended March 31, 2006 by approximately $12,000.
     We apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, pursuant to which our interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
     Because we derive no revenues from foreign countries and have no obligations in foreign currency, we experience no direct foreign currency exchange rate risk. However, prices of certain raw materials construction equipment and consumables, such as oil, steel and cement, may be affected by currency fluctuations.
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
     Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2006. Based on their evaluation, they concluded that our controls and procedures are effective.
     During the period January 1 through March 31, 2006, management expanded the Company’s process for reviewing its financial statements separate from, and in advance of, the review by our independent auditors to further strengthen our controls over financial reporting.
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

STERLING CONSTRUCTION COMPANY, INC.

Date: May 12, 2006	By:	/s/ Patrick T. Manning.

Patrick T. Manning. Chairman and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley Chief Financial Officer