Form 10-Q
period 2006-06-30
STERLING CONSTRUCTION CO INC
filed 2006-08-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
For the quarterly period ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)

20810 Fernbush Lane Houston, TX 77073 (Address of principal executive office)	77073 (Zip Code)
Registrant’s telephone number, including area code (281) 821-9091
(Former name, former address and former fiscal year, if changed from last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days  ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☑ No
Aggregate market value at June 30, 2006 of the voting stock held by non-affiliates of the Registrant:
$248,447,141
     As of August 1, 2006, 10,769,331 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

		December
	June 30,	31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,945	$22,267
Short-term investments, available for sale	20,538	—
Contracts receivable	44,397	34,912
Costs and estimated earnings in excess of billings on uncompleted contracts	3,065	2,199
Deferred tax asset	5,240	4,224
Assets of discontinued operations held for sale	9,366	8,969
Other	1,412	1,056

Total current assets	99,963	73,627
Property and equipment, net	38,919	27,271
Goodwill	12,735	12,735
Deferred tax asset, net	4	4,288
Other assets	458	534

	13,197	17,557

Total assets	$152,079	$118,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,351	$20,416
Billings in excess of costs and estimated earnings on uncompleted contracts	11,954	13,635
Short-term debt, related parties	—	8,449
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	8,451	8,385
Other accrued expenses	5,122	4,265

Total current liabilities	44,001	55,273
Long-term obligations:
Long-term debt	24,000	13,788
Other long-term obligations	716	782

	24,716	14,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 10,752,071 and 8,165,123 shares issued	108	82
Additional paid-in capital	110,990	82,822
Accumulated deficit	(27,736)	(34,292)

Total stockholders’ equity	83,362	48,612

Total liabilities and stockholders’ equity	$152,079	$118,455

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues	$60,010	$57,228	$116,490	$96,641
Cost of revenues	52,700	51,223	102,494	87,278

Gross profit	7,310	6,005	13,996	9,363
General and administrative expenses, net	2,842	2,382	5,151	4,361
Net interest income (expense)	364	(357)	550	(832)

Income from continuing operations before income taxes	4,832	3,266	9,395	4,170
Income taxes	1,676	1,110	3,218	1,418

Net income from continuing operations	3,156	2,156	6,177	2,752

Income from discontinued operations, net of income taxes of $144, $136, $245 and $230, respectively	208	245	379	476

Net income	$3,364	$2,401	$6,556	$3,228

Basic net income per share:
Net income from continuing operations	$0.30	$0.28	$0.60	$0.37
Net income from discontinued operations	$0.02	$0.03	$0.04	$0.06

Net income per share	$0.32	$0.31	$0.64	$0.43

Weighted average number of shares outstanding used in computing basic per share amounts	10,576,649	7,720,053	10,302,716	7,556,658

Diluted net income per share:
Net income from continuing operations	$0.27	$0.23	$0.53	$0.29
Net income from discontinued operations	$0.02	$0.03	$0.03	$0.06

Net income per share	$0.29	$0.26	$0.56	$0.35

Weighted average number of shares outstanding used in computing diluted per share amounts	11,799,809	9,413,612	11,579,436	9,348,549

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)
(Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance at December 31, 2005	$82	$82,822	($34,292)	$48,612

Net income			6,556	6,556
Stock issued upon option /warrant exercise	6	657		663
Stock issued in equity offering, net of expenses	20	27,019		27,039
Stock based compensation expense		492		492

Balance at June 30, 2006	$108	$110,990	($27,736)	$83,362

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2006	2005
Net income	$6,556	$3,228
Net income from discontinued operations	379	476

Net income from continuing operations	6,177	2,752
Adjustments to reconcile income from operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,643	2,492
Gain on sale of property and equipment	(158)	(209)
Deferred tax expense	3,218	1,418
Stock based compensation expense	492	246

Other changes in operating assets and liabilities:
Increase in contracts receivable	(9,485)	(11,934)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(866)	1,534
(Increase) decrease in prepaid expense and other assets	(149)	950
(Decrease) increase in trade payables	(2,065)	5,715
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(1,682)	6,711
Increase in accrued compensation and other liabilities	956	1,980

Net cash provided by continuing operating activities	81	11,655
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	(2,206)	—
Additions to property and equipment	(13,619)	(8,416)
Purchases of short-term securities, available for sale	(62,057)	—
Sales of short-term securities, available for sale	41,519	—
Proceeds from sale of property and equipment	561	260

Net cash used in continuing operations investing activities	(35,802)	(8,156)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – revolvers	24,000	64,356
Cumulative daily reductions – revolvers	(13,788)	(64,211)
Repayments under long-term obligations	(8,515)	(1,648)
Issuance of common stock pursuant to warrants and options	663	518
Net proceeds from sale of common stock	27,039	—

Net cash provided by (used in) continuing operations financing activities	29,399	(985)
Cash used in discontinued operating activities	(594)	(470)
Cash used in discontinued operations investing activities	(38)	—
Cash provided by discontinued operations financing activities	555	890

Net cash (used in) provided by discontinued operations	(77)	420
Net (decrease) increase in cash and cash equivalents of continuing operations	(6,322)	2,514
Cash and cash equivalents at beginning of period	22,267	3,449

Cash and cash equivalents at end of period	$15,945	$5,963

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$278	$1,054
Cash paid during the period for taxes	$13	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (Sterling or the Company), without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2006 and the results of operations and cash flows for the periods presented. Certain information and footnoted disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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

     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.
     In June 2006, the FASB issued an interpretation entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48.” FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously fulfilled the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should be derecognized in the first financial reporting period that the threshold is no longer met. FIN 48 becomes effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We are currently evaluating the effect this pronouncement may have on our financial position, results of operations and cash flows.
3. Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates and the differences could be significant. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)), as more fully described in Note 6 to the financial statements.
     The Company classifies its short-term investments (including auction-rate securities) as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). As of June 30, 2006, the Company had short-term securities available-for-sale of $20.5 million.

4. Property and Equipment

(dollars in thousands) (unaudited)	June 30, 2006	December 31, 2005
Construction equipment	$47,057	$35,663
Transportation equipment	7,039	5,204
Buildings	1,488	1,488
Office equipment	419	490
Land	1,204	182

	57,207	43,027
Less accumulated depreciation	(18,288)	(15,756)

	$38,919	$27,271

5. Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands, except share and per share data) (unaudited):

	Three months	Three months
	ended	ended
	June 30, 2006	June 30, 2005
Numerator:
Net income from continuing operations, as reported	$3,156	$2,156
Net income from discontinued operations, as reported	208	245

Net income	$3,364	$2,401

Denominator:
Weighted average common shares outstanding — basic	10,577	7,720
Shares for dilutive stock options and warrants	1,223	1,694

Weighted average common shares outstanding and assumed conversions — diluted	11,800	9,414

Basic earnings per common share:
From continuing operations	$0.30	$0.28
From discontinued operations	$0.02	$0.03

Total:	$0.32	$0.31

Diluted earnings per common share:
From continuing operations:	$0.27	$0.23
From discontinued operations:	$0.02	$0.03

Total:	$0.29	$0.26

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005
Numerator:
Net income from continuing operations, as reported	$6,177	$2,752
Net income from discontinued operations, as reported	379	476

Net income	$6,556	$3,228

Denominator:
Weighted average common shares outstanding — basic	10,303	7,557
Shares for dilutive stock options and warrants	1,276	1,792

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005
Weighted average common shares outstanding and assumed conversions — diluted	11,579	9,349

Basic earnings per common share:
From continuing operations	$0.60	$0.37
From discontinued operations	$0.04	$0.06

Total:	$0.64	$0.43

Diluted earnings per common share:
From continuing operations:	$0.53	$0.29
From discontinued operations:	$0.03	$0.06

Total:	$0.56	$0.35

6. Stock-Based Compensation
     The Company has five stock based incentive plans which are administered by the compensation committee of the Board of Directors. In general, the plans provide for all grants to be issued with an exercise price equal to the fair market value of the common stock on the date of grant. The term of the grant may not exceed 10 years. Stock options generally vest over a three to five year period. Note 10 — Stock Options and Warrants in the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be referred to for additional information regarding the stock-based incentive plans.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated financial results for prior periods. Since January 2003, the Company has accounted for its stock based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended SFAS No. 123 that provided alternative methods of transition for a voluntary change to the fair value based method. Because the Company had utilized the fair value method for expensing stock options in the past several years, the impact on financial results of the transition to SFAS 123(R) at January 1, 2006 of the unvested options was not material. The Company utilizes the Black-Scholes valuation model to estimate the fair value of its stock option grants. Forfeitures of stock options have historically been immaterial to the Black-Scholes calculation. There were no options granted during the six months ended June 30, 2006.
     In May 2006 the independent directors of the Company were each granted 1,207 shares of restricted stock at the market price on the day of grant of $28.99 which will vest over the next year. Total compensation cost for the stock grants was $175,000, of which $29,000 was recognized in the second quarter.
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
     Pre-tax option compensation expense was $279,000 ($183,000 after tax effects of 34.4%) and $193,000 ($127,000 after tax effects of 34%) for the second quarter of 2006 and 2005, respectively, and $463,000 ($304,000 after tax effects of 34.4%) and $245,000 ($162,000 after tax effects of 34%) for the six months ended June 30, 2006 and 2005, respectively.

     Aggregated stock option activity during the six months ended June 30, 2006 is as follows (unaudited):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
	shares	price	term (in years)	(in thousands)
Outstanding at 1/1/06	1,226,067	$2.56
Granted	—
Exercised	406,577	$1.00
Other	—

Outstanding at 6/30/06	819,490	$3.34	4.75	$19,886

Exercisable at 6/30/06	535,272	$2.00	4.13	$13,705
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2006 ($27.60) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Proceeds received by the Company from the exercise of options for the six months ended June 30, 2006 were $405,000. As of June 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $790,000, which is expected to be recognized over a weighted average period of approximately 1.9 years. In May 2006, shareholders approved an amendment to the 2001 Stock Incentive Plan to increase the number of shares issuable under the Plan from 500,000 to 1,000,000. As of June 30, 2006 there were 518,845 shares of common stock available under the 2001 plan for issuance pursuant to future stock option and share grants.
     Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. Because the Company has not fully utilized its net operating loss carryforwards, the tax benefit cannot be recorded until it can be realized. In the first six months of 2006, approximately $2.5 million of tax benefit arose through the exercise of stock options which will be available to be realized in the future.
7. Discontinued operations
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, the Board decided to dispose of SCPL; accordingly the condensed consolidated financial statements have been reclassified for all periods to separately state Distribution as discontinued operations. Following the appointment of advisors, several non-binding expressions of interest were received for SCPL and are currently being evaluated.
     Summarized financial information for discontinued operations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands) (unaudited)	2006	2005	2006	2005
Net sales	$5,921	$6,089	$11,741	$12,625

Income before income taxes	352	381	624	706
Income taxes	144	136	245	230

Net income from discontinued operations	$208	$245	$379	$476

     The following is a summary of the assets and liabilities of discontinued operations:

	June 30,	December 31,
(in thousands) (unaudited)	2006	2005
Assets
Current assets	$8,721	$8,286
Deferred tax asset, current	309	312

Total current assets	9,030	8,598
Property, plant and equipment, net	205	210
Goodwill	128	128
Deferred tax asset, long-term	—	30
Other assets	3	3

	$9,366	$8,969

Liabilities
Current liabilities	$8,257	$8,326
Deferred tax liability, current	148	—

Total current liabilities	8,405	8,326
Long-term obligations, net of current portion	46	59

	$8,451	$8,385

Net assets of discontinued operations	$915	$584

     The assets and liabilities of discontinued operations have all been classified as current in the consolidated balance sheet, as disposal is expected to occur in less than one year. The disposal is not expected to result in a loss.
8. Purchase of certain assets of Rathole Drilling, Inc. (“RDI”)
     In January 2006, TSC acquired certain assets of the crane division of RDI. The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million and the trade name RDI, together with the assumption by TSC of certain RDI contracts for consideration of $0.2 million. TSC paid cash for the acquired assets of $2.2 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. No goodwill was recorded for the acquisition of the RDI business.
9. Equity offering
     In January 2006 the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. D.A. Davidson & Co. was the managing underwriter. The Company received proceeds, net of underwriting commissions, of approximately $27.9 million ($13.95 per share) and paid approximately $897,000 in related offering expenses. In addition, the Company received approximately $484,000 from the exercise by third parties of 321,758 shares of warrants and options which were sold by those third parties in the offering. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. During the first quarter of 2006, the Company utilized a portion of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds used for the acquisition of RDI. In the second quarter, a portion of the offering proceeds was used to purchase additional capital equipment for the construction business. A reconciliation of the use of proceeds through June 30, 2006 is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of equity offering	2,003,263
Shares issued to selling shareholders for option/warrant exercise	321,758

Proceeds received from sale of securities	$30,049
Less:
Underwriters’ commission	$(2,103)
Expenses (legal, printing, etc.)	($907)

Net proceeds	$27,039
Proceeds received from exercise of options/warrants by selling shareholders	$484

Total proceeds received	$27,523

Use of proceeds:
Repayment of related party 5-year 12% notes	$8,449
Purchase of assets of RDI	$2,206
Purchase of construction equipment	$1,918

Total spent through June 30, 2006	$12,573

Balance retained in working capital	$14,950

10. Line of credit
     In April, 2006, the terms of the existing TSC bank revolving line of credit were modified to provide for an increase in the line from $17.0 million to $35.0 million, subject to a borrowing base. The line was renewed for a term of three years maturing in 2009 and continues to be secured by the machinery and equipment of TSC. The facility was also modified to add Sterling Construction Company, Inc. as a co-borrower. The interest rate may vary quarterly, based on the Company’s ratio of debt to tangible net worth. The facility continues to be subject to restrictive covenants including the maintenance of certain financial ratios and tangible net worth. In addition, the bank has made available a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of the Company’s office building and maintenance facilities in Houston, Texas.
11. Short-term investments
     The Company invests in short-term securities to provide for immediate operating cash needs. In June 2006, the Company reclassified certain such investments, in auction-rate securities, from cash and cash equivalents to short-term investments on its Condensed Consolidated Balance Sheet. These auction-rate securities are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, there was no unrealized gain or loss on these securities at June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This quarterly report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be included throughout this report, including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions or reductions in government funding for infrastructure services;

•	adverse economic conditions in our core markets in Texas;

•	delays or difficulties related to the start or completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	possible cost escalations associated with our fixed-price contracts;

•	our dependence on a few significant customers or contracts;

•	adverse weather conditions;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, integrate and complete acquisitions.
     Potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” (below) in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.
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
Overview
     We are a leading heavy civil construction company based in Houston that specializes in the building, rebuilding and repair of transportation and water infrastructure in large and growing markets in Texas. This business is conducted by Texas Sterling Construction Company, L.P. and is referred to in this report as “TSC” or “Construction”. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own workforce and equipment for excavating, paving, pipe installation and concrete placement. We purchase the necessary materials for our projects and generally engage subcontractors only for ancillary services.
     Our smaller distribution business is conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPL” or “Distribution”). Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, and following expressions of interest from potential buyers of SCPL, the Board decided to dispose of SCPL; accordingly the condensed consolidated financial statements have been reclassified for all periods to reflect SCPL as discontinued operations.
Material Changes in Financial Condition
     At June 30, 2006, there had been no material changes in the Company’s financial condition since December 31, 2005, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the sale of our common stock in January, 2006 and related use of proceeds, as described in Note 9.
Results of Operations
Three months ended June 30, 2006 compared with three months ended June 30, 2005

(dollar amounts in thousands)
(unaudited):	2006	2005	% change
Revenues	$60,010	$57,228	4.9%
Gross profit	7,310	6,005	21.7%
Gross margin	12.2%	10.5%	16.1%
General and administrative expenses	2,842	2,382	19.3%
Operating income	4,468	3,623	23.3%
Operating margin	7.4%	6.3%	17.6%
Interest income (expense), net	364	(357)	nm
Income from continuing operations, before taxes	4,832	3,266	47.9%
Income taxes	1,676	1,110	51.0%
Net income from continuing operations	3,156	2,156	46.49%
Net income from discontinued operations	208	245	(15.1%)

Net income	$3,364	$2,401	40.1%

     Revenues Revenues increased approximately $2.8 million compared with the second quarter of the prior year. Revenues benefited from both a larger workforce and equipment fleet, which contributed to enhanced productivity on jobs. However, the second quarter of 2006 was adversely impacted by delays in the commencement of certain large projects due to factors beyond our control. In addition, the second quarter this year was affected by higher than average rainfall, whereas the corresponding period was unusually dry and allowed for accelerated progress on contracts in that period.
     Gross profit In addition to the impact of the increase in revenues, gross profits benefited this year from improving margins in our backlog. We also earned incentive awards this year on the timely achievement of certain contract milestones of which approximately $440,000 is reflected in gross profits; last year no incentive awards were reported in the second quarter.
     Backlog At the end of the second quarter our backlog of construction projects was $373 million, compared with $346 million at the beginning of the quarter. In the second quarter, we added new contracts of approximately $77 million.
     General and administrative expenses, net of other income and expense General and administrative expenses, net, increased by $0.5 million compared with the prior year period due primarily to incentive stock option expense, reflecting the higher price of the Company’s shares and option vesting periods and higher professional services due in part to Sarbanes-Oxley compliance activities.
     Operating income The increase in operating income resulted from the increase in gross profit exceeding the increase in administrative costs and this led to an improvement in operating margins.
     Interest income and expense In the second quarter of 2006, interest income increased by $364,000 compared with the prior year period. The increase was due to interest earned on the unutilized portion of the equity offering proceeds, as well as higher cash and short-term investment balances resulting from proceeds received in the mobilization phase of certain contracts. Interest expense in the second quarter of 2006 decreased by $357,000 compared with the prior year due to the repayment of related party notes in January 2006 and to lower average revolving credit balances throughout the quarter.
     Income taxes Our effective income tax rate was 34.4% and 34% for the three months ended June 30, 2006 and 2005, respectively. Our effective rate differs from the statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits. In the second quarter of 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. We have assessed the impact of the change in tax law with respect to the new Texas Margins Tax on our existing deferred tax liabilities. The effect of the change in tax law was immaterial for the six months ended June 30, 2006. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards and tax benefits resulting from the exercise of stock options.
     Net income from continuing operations The increase in our net income from continuing operations was due to the increase in operating income, combined with net interest income, whereas in the prior year period there was net interest expense.
     Discontinued operations, net of tax. Discontinued operations represent the results of operations of our distribution business which is operated by SCPL. Net of interest expense of $95,000 and income taxes of $68,000, SCPL reported income of $208,000 in the current year second quarter, compared with $245,000 last year. The decrease was primarily due to slightly lower sales volume this year.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

(dollar amounts in thousands)
(unaudited):	2006	2005	% change
Revenues	$116,490	$96,641	20.5%
Gross profit	13,996	9,363	49.5%
Gross margin	12.0%	9.7%	23.7%
General and administrative expenses	5,151	4,361	18.1%
Operating income	8,845	5,002	76.8%
Operating margin	7.6%	5.2%	46.2%
Interest income (expense), net	550	(832)	nm
Income from continuing operations, before taxes	9,395	4,170	125.4%
Income taxes	3,218	1,418	127.1%
Net income from continuing operations	6,177	2,752	124.5%
Net income from discontinued operations	379	476	(20.4%)

Net income	$6,556	$3,228	103.1%
     Revenues Revenues increased approximately $19.8 million compared with the corresponding period last year, due to increases in volume from a higher backlog at the beginning of the year. We significantly expanded our equipment fleet and our workforce grew from approximately 700 employees last year to over 850 in the current year. These factors, among others, have allowed us to recognize greater efficiencies and productivity on our construction projects. The revenue increase was achieved despite unexpected delays early in the year in starting several contracts due to factors outside the Company’s control, some of which continued throughout the second quarter. Although the first quarter of 2006 was unusually dry, our geographic area of operations experienced above average rainfall in May and June, resulting in an above-average year-to-date amount, as compared with last year when rainfall in the first half was lower than average.
     Gross profit The doubling of gross profits was due to the substantial revenue increase, combined with higher gross margins. The margin improvement is attributable principally to a better margin mix in backlog resulting from the improving bidding climate since 2004 and efficiencies resulting from the higher revenue levels achieved this year. In addition, in the second quarter we earned incentive awards on certain projects.
     Backlog At June 30, 2006 our backlog of construction projects was $373 million, compared with $307 million at the beginning of fiscal 2006. In the first six months, we added new contracts of approximately $172 million.
     General and administrative expenses, net of other income and expense These expenses increased by $0.8 million compared with the prior year due primarily to incentive stock option expense, reflecting the higher price of the Company’s shares and the option vesting periods, variable compensation expense related to profitability, and to a combination of additional personnel, higher payroll related benefits and taxes and regular salary increases.
     Operating income The increase in operating income this year resulted from the increased gross profits which far exceeded the increase in administrative costs and this led to a significant improvement in operating margins.
     Interest income and expense In the first six months of 2006, interest income increased by $632,000 compared with the prior year period. The increase was due to interest earned on the unutilized portion of the equity offering proceeds, as well as higher cash and short-term investment balances resulting from proceeds received in the mobilization phase of certain contracts. Interest expense in the six months of

2006 decreased by $748,000 compared with the prior year due to the repayment of related party notes in January 2006 and to lower average revolving credit balances throughout the period.
     Income taxes Our effective income tax rate was 34.4% and 34% for the six months ended June 30, 2006 and 2005, respectively. Our effective rate differs from the statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits. In 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. We have assessed the impact of the change in tax law with respect to the new Texas Margins Tax on our existing deferred tax liabilities. The effect of the change in tax law was immaterial for the six months ended June 30, 2006. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards and tax benefits resulting from the exercise of stock options.
     Net income from continuing operations The increase in our net income from continuing operations was due to the increase in operating income combined with net interest income, whereas in the prior year period there was net interest expense.
     Discontinued operations, net of tax. Discontinued operations represent the results of operations of our distribution business which is operated by SCPL. Net of interest expense of $181,000 and income taxes of $95,000, SCPL reported income of $379,000 in the current year first six months, compared with $476,000 in the corresponding period last year. The decrease was primarily due to lower sales in the first quarter of this year, resulting from a milder winter compared with the prior year.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the six months ended June 30, 2006 and June 30, 2005.

	Six months ended
	June 30,
(in thousands) (unaudited)	2006	2005
Cash and cash equivalents at end of period	$15,945	$5,963
Net cash provided by (used in) continuing operations:
Operating activities	81	11,655
Investing activities	(35,802)	(8,156)
Financing activities	29,399	(985)

	$(6,322)	$2,514

Cash (used in) provided by discontinued operations	(77)	420

Capital expenditures of continuing operations	$15,619	$8,416
Working capital at end of period	$55,962	$16,198
Operating activities
     Significant non-cash items included in operating activities are:
     • depreciation and amortization, which for the first six months this year totaled $3.6 million, an increase of $1.2 million from last year, as a result of an increase in the size of our construction fleet in 2005 and 2006;
     • deferred tax expense, which increased by $2.0 million due to the significant increase in operating income.

     The significant components of the changes in working capital are as follows:
     • contracts receivable increased $9.5 million in the current year period, compared with an increase of $11.9 million last year. The increase in both periods related to the revenue increases;
      • trade payables, decreased by $2.0 million this year, compared with an increase of $5.7 million last year; these variations resulted principally from changes in the timing of payments and the volume of materials and use of sub-contractors in the respective periods;
     • there was a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.7 million in the current year, reflecting the application of certain contract mobilization and preparation payments. In the prior year, there was an increase of $6.7 million in payments received for mobilization and site preparation. In addition, there was an increase this year in costs and estimated earnings in excess of billings on uncompleted contracts whereas last year there was a decrease. These changes reflect timing differences in progress billings and work performed.
Investing activities
     Expenditures for the replacement of certain equipment and to expand our construction fleet, including $2.0 million for the capital equipment of RDI (see Note 8), totaled $15.6 million in the first six months of 2006, compared with $8.4 million of equipment purchases in the first half of last year.
     Proceeds received from the equity offering in January 2006 that have not been utilized have been primarily invested in auction-rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investments in these securities they have been classified as current assets in our Condensed Consolidated Balance Sheet. At June 30, 2006, we had approximately $20.5 million invested in auction-rate securities.
Financing activities
     Net of expenses, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, and proceeds received from the exercise of options and warrants in the first six months totaled $663,000, as compared with $518,000 in the prior year. Related party 12% promissory notes in the amount of $8.5 million were prepaid in full during the first quarter of 2006.
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
Sources of Capital
     In addition to cash provided from operations, we use our revolving line of credit to finance working capital needs and capital expenditures. In the first quarter this year we also raised funds by the public sale of our shares, as described above.
     We have a three-year revolving line of credit, maturing in June 2009, with Comerica Bank providing for a maximum line of $35.0 million, subject to a borrowing base. The line of credit carries interest at the lender’s prime rate, subject to achievement of certain financial targets and is collateralized by the equipment and real estate owned by TSC. At June 30, 2006, the interest rate payable under the line of credit was 8.25%. At June 30, 2006, we had cash and cash equivalents of $15.9 million, short-term investments of $20.5 million and unused availability under the line of credit of $7.0 million. By the terms of the revolver, we are required to maintain financial covenants of debt, current and cash flow coverage ratios and at June 30, 2006 we were in compliance with all of these covenants. In April 2006, our line of credit was modified, as described in Note 10 to the financial statements.
Risk Factors
     The Company is subject to various risks and uncertainties. A more complete list of risk factors may be found in our Annual Report on Form 10-K for the year ended December 31, 2005. Many factors affect the bidding climate, including, but not limited to, fluctuations in the Texas economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability, financial viability and contract backlogs. Factors outside the bidding climate include, but are not limited to: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings, particularly in the first and fourth quarters; (b) the availability of bonding, the absence of which would adversely affect our ability to obtain new contracts; (c) the extent to which our self-insurance plans experience abnormal losses; (d) our dependence upon subcontractors and third party suppliers of materials; (e) the price and availability of petroleum products, steel, cement and other construction materials (including, for example, recent market shortages of aggregates and cement), which can significantly fluctuate and impact operating expense; (f) the availability of heavy construction equipment, and (g) the availability of qualified management, supervisory and field personnel.
Inflation
     We do not believe that inflation has had a material negative impact on our operations or financial results during recent years, although increases in oil prices have recently affected the costs of operating our construction fleet and will affect transportation costs and some material costs. In the last two years there have been some significant increases in the prices of raw materials, but these are passed on to our customers when contracts are bid, or are mitigated by the terms of our contracts for the supply of materials.
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
     An increase of 1% in the market rate of interest would have increased our interest expense for the three and six months ended June 30, 2006 by approximately $4,000 and $77,000, respectively.
     We apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, pursuant to which our interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
     Because we derive no revenues from foreign countries and have no obligations in foreign currency, we experience no direct foreign currency exchange rate risk. However, prices of certain raw materials, construction equipment and consumables, such as oil, steel and cement, may be affected by currency fluctuations.
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
     Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2006. Based on their evaluation, they concluded that our controls and procedures are effective.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material legal proceedings outstanding against the Company.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders

Date of Meeting:	May 10, 2006
Type of Meeting	Annual Meeting of Stockholders
Election of Directors

Nominees	Votes For	Votes Withheld
John D. Abernathy	8,151,230	237,874
Robert W. Frickel	6,778,475	1,610,629
Milton L. Scott	8,239,328	149,776

				Broker Non-
Other Matters	For	Against	Abstain	Votes

Amendment of the Company’s 2001 Stock Incentive Plan to increase the number of shares issuable under the Plan by 500,000	4,343,119	2,156,443	106,627	1,782,915

Ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors	8,277,579	4,793	105,471	1,261

To transact any other business that may properly come before the meeting	6,295,708	1,787,347	306,049	-0-

Item 5. Other Information
     None
Item 6. Exhibits
(a)	Exhibits
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

STERLING CONSTRUCTION COMPANY, INC.

Date: August 10, 2006	By:	/s/ Patrick T. Manning.

Patrick T. Manning.
Chairman and Chief Executive Officer

Date: August 10, 2006	By:	/s/ Maarten D. Hemsley

Maarten D. Hemsley
Chief Financial Officer