Form 10-Q
period 2006-09-30
STERLING CONSTRUCTION CO INC
filed 2006-11-13
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	quarterly report pursuant to section 13 or 15(d) of the securities act of 1934
For the quarterly period ended: September 30, 2006
OR

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition period from                      to
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1655321
State or other jurisdiction of incorporation	(I.R.S. Employer
or organization	Identification No.)

20810 Fernbush Lane
Houston, TX 77073	77073
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (281) 821-9091
(Former name, former address and former fiscal year, if changed from last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
     At November 1, 2006, 10,826,078 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative disclosure about Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	24
(a) Exhibits

SIGNATURES	25
Amended Revolving Line of Credit
Asset Purchase Agreement
Certification of CEO
Certification of CFO
Certification of CEO & CFO

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,996	$22,267
Short-term investments, available for sale	22,585	—
Contracts receivable	53,198	34,912
Costs and estimated earnings in excess of billings on uncompleted contracts	3,299	2,199
Deferred tax asset	4,743	4,224
Assets of discontinued operations held for sale	8,158	8,969
Other	1,326	1,056

Total current assets	112,305	73,627
Property and equipment, net	45,795	27,271
Goodwill	12,735	12,735
Deferred tax asset, net	—	4,288
Other assets	458	534

	13,193	17,557

Total assets	$171,293	$118,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,478	$20,416
Billings in excess of costs and estimated earnings on uncompleted contracts	20,412	13,635
Short-term debt, related parties	—	8,449
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	7,162	8,385
Other accrued expenses	6,761	4,265

Total current liabilities	53,936	55,273
Long-term obligations:
Long-term debt	28,000	13,788
Deferred tax liability	1,325	—
Other long-term obligations	689	782

	30,014	14,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 10,796,148 and 8,165,123 shares issued	108	82
Additional paid-in capital	111,361	82,823
Accumulated deficit	(24,126)	(34,293)

Total stockholders’ equity	87,343	48,612

Total liabilities and stockholders’ equity	$171,293	$118,455

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$68,743	$61,163	$185,233	$157,805
Cost of revenues	60,865	54,261	163,358	141,541

Gross profit	7,878	6,902	21,875	16,264
General and administrative expenses	2,866	2,416	8,175	6,986
Other income	89	6	247	215
Interest income	329	28	993	60
Interest expense	76	394	190	1,258

Income from continuing operations before income taxes	5,354	4,126	14,750	8,295
Income taxes	1,809	1,403	5,027	2,820

Net income from continuing operations	3,545	2,723	9,723	5,475

Income from discontinued operations, net of income taxes of $45, $37, $290 and $268, respectively	65	57	444	532

Net income	$3,610	$2,780	$10,167	$6,007

Basic net income per share:
Net income from continuing operations	$0.33	$0.35	$0.93	$0.72
Net income from discontinued operations	$0.01	$0.01	$0.04	$0.07

Net income per share	$0.34	$0.36	$0.97	$0.79

Weighted average number of shares outstanding used in computing basic per share amounts	10,779,232	7,801,717	10,455,301	7,638,261

Diluted net income per share:
Net income from continuing operations	$0.30	$0.28	$0.84	$0.58
Net income from discontinued operations	$0.01	$0.01	$0.04	$0.06

Net income per share	$0.31	$0.29	$0.88	$0.64

Weighted average number of shares outstanding used in computing diluted per share amounts	11,793,285	9,704,822	11,639,830	9,467,306

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	8,165	$82	$82,823	$(34,293)	$48,612

Net income				10,167	10,167
Stock issued upon option /warrant exercise	622	6	736		742
Stock issued in equity offering, net of expenses	2,003	20	27,019		27,039
Issuance of restricted stock	6	—			—
Stock-based compensation expense			783		783

Balance at September 30, 2006	10,796	$108	$111,361	$(24,126)	$87,343

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Net income	$10,167	$6,007
Net income from discontinued operations	444	532

Net income from continuing operations	9,723	5,475
Adjustments to reconcile income from operations to net cash provided by continuing operating activities:
Depreciation and amortization	5,574	3,826
Gain on sale of equipment	(247)	(215)
Deferred tax expense	5,027	2,820
Stock-based compensation expense	783	356

Other changes in operating assets and liabilities:
Increase in contracts receivable	(18,286)	(14,512)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,100)	2,588
Decrease in prepaid expense and other assets	2	660
(Decrease) increase in trade payables	(938)	14,863
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	6,777	7,540
Increase in accrued compensation and other liabilities	2,531	1,967

Net cash provided by continuing operating activities	9,846	25,368
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	(2,206)	—
Additions to property and equipment	(22,500)	(9,948)
Purchases of short-term securities, available for sale	(106,795)	—
Sales of short-term securities, available for sale	84,210	—
Proceeds from sale of equipment	724	270

Net cash used in continuing operations investing activities	(46,567)	(9,678)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns — revolver	68,000	112,783
Cumulative daily reductions — revolver	(53,788)	(110,370)
Repayments under long-term obligations	(8,543)	(2,206)
Issuance of common stock pursuant to warrants and options	742	792
Net proceeds from sale of common stock	27,039	—

Net cash provided by continuing operations financing activities	33,450	999
Cash provided by (used in) discontinued operating activities	782	(268)
Cash used in discontinued operations investing activities	(38)	—
Cash (used in) provided by discontinued operations financing activities	(743)	400

Net cash provided by discontinued operations	1	132

	Nine months ended
	September 30,
	2006	2005
Net (decrease) increase in cash and cash equivalents of continuing operations	(3,271)	16,689
Cash and cash equivalents at beginning of period	22,267	3,449

Cash and cash equivalents at end of period	$18,996	$20,138

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$448	$1,591
Cash paid during the period for taxes	$18	$155
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (Sterling or the Company), without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2006 and the results of operations and cash flows for the periods presented. Certain information and footnoted disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests less than 50%.
     Through the third quarter of 2006, the Company owned two subsidiaries, Sterling Houston Holdings, Inc. and Steel City Products, LLC. Sterling Houston Holdings, Inc. is a 99% limited partner of Texas Sterling Construction Company, LP, a Texas limited partnership based in Houston, Texas that operates the Company’s construction business and that was, in a different form, the predecessor of Sterling Houston Holdings. For ease of reference, Sterling Houston Holdings, Inc. and Texas Sterling Construction, L.P. are referred to collectively as “Construction” or “TSC” and Steel City Products, LLC is referred to as “Distribution” or “SCPL”.
     The Company’s primary business consists of the operations of TSC. In August 2005, management identified Distribution, based in McKeesport, Pennsylvania as held for sale and accordingly has reclassified its condensed consolidated financial statements to separately present Distribution as discontinued operations. The assets and business of Distribution was sold on October 27, 2006. See Note 7 of the financial statements for details of the transaction.
     Company Website
     The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, proxy statements, current reports on Form 8-K and any amendments to those filings, as soon as reasonably practicable after the Company electronically files those materials with, or furnishes those materials to, the Securities and Exchange Commission. The Company makes its website content available for informational purposes only. The website content should not be relied upon for investment purposes.
2. Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements will not be material.
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
     In June 2006, the FASB issued an interpretation entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48.” FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position fulfills the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should be derecognized in the first financial reporting period that the threshold is no longer met. FIN 48 becomes effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently evaluating the effect this pronouncement may have on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Upon implementing the provisions of SAB 108, the Company expects to record a reduction in retained earnings of approximately $120,000, a reduction in assets of approximately $90,000 and an increase in liabilities of approximately $30,000. The accompanying financial statements do not reflect these adjustments.
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
     The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2006, the Company had short-term securities available-for-sale of $22.6 million.
4. Property and Equipment (dollars in thousands) (unaudited):

	September 30, 2006	December 31, 2005
Construction equipment	$55,185	$35,663
Transportation equipment	7,379	5,204
Buildings	1,488	1,488
Office equipment	425	490
Land	1,204	182

	65,680	43,027
Less accumulated depreciation	(19,885)	(15,756)

	$45,795	$27,271

5. Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands, except share and per share data) (unaudited):

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005
Numerator:
Net income from continuing operations, as reported	$3,545	$2,723
Net income from discontinued operations, as reported	65	57

Net income	$3,610	$2,780

Denominator:
Weighted average common shares outstanding — basic	10,779	7,802
Shares for dilutive stock options and warrants	1,014	1,903

Weighted average common shares outstanding and assumed conversions — diluted	11,793	9,705

Basic earnings per common share:
From continuing operations	$0.33	$0.35
From discontinued operations	$0.01	$0.01

Total:	$0.34	$0.36

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005
Diluted earnings per common share:
From continuing operations:	$0.30	$0.28
From discontinued operations:	$0.01	$0.01

Total:	$0.31	$0.29

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
Numerator:
Net income from continuing operations, as reported	$9,723	$5,475
Net income from discontinued operations, as reported	444	532

Net income	$10,167	$6,007

Denominator:
Weighted average common shares outstanding — basic	10,455	7,638
Shares for dilutive stock options and warrants	1,185	1,829

Weighted average common shares outstanding and assumed conversions — diluted	11,640	9,467

Basic earnings per common share:
From continuing operations	$0.93	$0.72
From discontinued operations	$0.04	$0.07

Total:	$0.97	$0.79

Diluted earnings per common share:
From continuing operations:	$0.84	$0.58
From discontinued operations:	$0.04	$0.06

Total:	$0.88	$0.64

6. Stock-Based Compensation
     The Company has five stock-based incentive plans which are administered by the compensation committee of the Board of Directors. All grants have been issued with an exercise price equal to the fair market value of the common stock on the date of grant. The term of the grants do not exceed 10 years. Stock options generally vest over a three to five year period. Refer to Note 10 – Stock Options and Warrants in the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the stock-based incentive plans.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated financial results for prior periods. Since January 2003, the Company has accounted for its stock-based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123 which provided alternative methods of transition for a voluntary change to the fair value based method. Because the Company had utilized the fair value method for expensing stock options in the past several years, the impact on financial results of the transition to SFAS 123(R) at January 1, 2006 for the unvested options was not material. The Company utilizes the Black-Scholes valuation model to estimate the fair value of its stock option grants. The fair value is recognized on a straight-line basis over the vesting period.
     The fair value of stock options granted to employees in July and August 2006 and 2005 was calculated using the following weighted-average assumptions:

	September 30, 2006	September 30, 2005
Expected life (in years)	5	6
Expected volatility	76.3%	77.8%
Risk-free interest rate	4.9%	4.2%
Dividend yield	N/A	N/A
     The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options. The expected volatility is based on historical observation and recent price fluctuations. The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants. The Company does not currently pay dividends. The weighted-average fair value of stock options granted in 2006 and 2005 was $16.36 and $7.32, respectively.
     In May 2006 the independent directors of the Company were each granted 1,207 shares of restricted stock with one-year vesting at the market price on the day of grant of $28.99. Total compensation cost for the stock grants was $175,000, of which $73,000 was recognized through September 2006.
     In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.
     Pre-tax option compensation expense was $249,000 ($164,000 after tax effects of 34.2%) and $111,000 ($73,000 after tax effects of 34%) for the third quarter of 2006 and 2005, respectively, and $712,000 ($468,000 after tax effects of 34.2%) and $356,000 ($235,000 after tax effects of 34%) for the nine months ended September 30, 2006 and 2005, respectively.
     Aggregated stock option activity during the nine months ended September 30, 2006 is as follows (unaudited):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
	shares	price	term (in years)	(in thousands)
Outstanding at 1/1/06	1,226,067	$2.56
Granted	81,500	$16.36
Exercised	(450,654)	$1.08
Canceled or forfeited	(3,400)	$6.72

Outstanding at 9/30/06	853,513	$5.47	4.78	$12,453

Vested and exercisable at 9/30/06	545,714	$2.22	4.26	$9,735
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2006 ($20.06) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Proceeds received by the Company from the exercise of options for the nine months ended September 30, 2006 were $485,000. At

September 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. In May 2006, shareholders approved an amendment to the 2001 Stock Incentive Plan to increase the number of shares issuable under the Plan from 500,000 to 1,000,000. At September 30, 2006 there were 440,745 shares of common stock available under the 2001 plan for issuance pursuant to future stock option and share grants. No shares are or will be available for grant under the Company’s other options plans, all of which have been terminated except with respect to stock options outstanding under those plans.
     Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. Because the Company has not fully utilized its net operating loss carryforwards, the tax benefit cannot be recorded until it can be realized. In the first nine months of 2006, approximately $2.5 million of tax benefit arose through the exercise of stock options which will be available to be realized in the future.
7. Discontinued operations
     Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, in August 2005, the Board decided to dispose of SCPL.
     Summarized financial information for discontinued operations is presented below (in thousands) (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$4,608	$4,933	$16,349	$17,558

Income before income taxes	110	94	734	800
Income taxes	45	37	290	268

Net income from discontinued operations	$65	$57	$444	$532

The following is a summary of the assets and liabilities of discontinued operations (in thousands) (unaudited):

	September 30,	December 31,
	2006	2005
Assets
Current assets	$7,532	$8,286
Deferred tax asset, current	312	312

Total current assets	7,844	8,598
Property, plant and equipment, net	183	210
Goodwill	128	128
Deferred tax asset, long-term	—	30
Other assets	3	3

	$8,158	$8,969

Liabilities
Current liabilities	$6,949	$8,326
Deferred tax liability, current	174	—

Total current liabilities	7,123	8,326
Long-term obligations, net of current portion	39	59

	$7,162	$8,385

Net assets of discontinued operations	$996	$584

     Closing on the sale of SCPL’s assets and business took place on October 27, 2006. SCPL sold substantially all of its assets with the purchaser generally assuming the liabilities of the business other than the liability for the working capital line of credit. Proceeds of the sale were approximately $5.1 million comprising approximately $4.4 million in cash and $650,000 in the form of a two-year note bearing interest at 8%. After repayment of the working capital line of credit, the $5.1 million proceeds resulted in net proceeds of approximately $1.1 million. SCPL expects to provide for other liabilities and severance obligations assumed, resulting in an expected pre-tax gain on the sale of approximately $250,000 (or $0.02 per diluted share) to be reported in the fourth quarter of 2006.
8. Purchase of certain assets of Rathole Drilling, Inc. (“RDI”)
     In January 2006, TSC acquired certain assets of the crane division of RDI. The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million and the trade name RDI, together with the assumption by TSC of certain RDI contracts for consideration of $0.2 million. TSC paid the purchase price in cash. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. No goodwill was recorded for the acquisition of the this business.
9. Equity offering
     In January 2006 the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. D.A. Davidson & Co. was the managing underwriter. The Company received proceeds, net of underwriting commissions, of approximately $27.9 million ($13.95 per share) and paid approximately $897,000 in related offering expenses. In addition, the Company received approximately $484,000 from the exercise of warrants and options to purchase 321,758 shares, which were then sold by the option and warrant holders in the offering. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. During the first quarter of 2006, the Company utilized a portion of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds used for the acquisition of RDI. In the second and third quarters, a portion of the offering proceeds was also used to purchase additional capital equipment for the construction business. A reconciliation of the use of proceeds through September 30, 2006 is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of equity offering	2,003,263
Shares issued to selling shareholders for option/warrant exercise	321,758

Proceeds received from sale of securities	$30,049
Less:
Underwriters’ commission	$(2,103)
Expenses (legal, printing, etc.)	$(907)

Net proceeds	$27,039
Proceeds received from exercise of options/warrants by selling shareholders	$484

Total proceeds received	$27,523

Use of proceeds:
Repayment of related party 5-year 12% notes	$8,449
Purchase of assets of RDI	$2,206
Purchase of construction equipment	$6,798

Total spent through September 30, 2006	$17,453

Balance retained in working capital	$10,070

10. Line of credit
     In April 2006, the terms of the existing TSC bank revolving line of credit were modified to provide for an increase in the line from $17.0 million to $35.0 million, subject to a borrowing base. The line was renewed for a term of three years maturing in 2009 and the line continues to be collateralized by the machinery and equipment of TSC. The facility was also modified to add the Company as a co-borrower. The interest rate may vary quarterly, based on the Company’s ratio of debt to tangible net worth. The credit facility continues to be subject to restrictive covenants including the maintenance of certain financial ratios and a prescribed level of tangible net worth. In addition, the bank has made available a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of the Company’s office building and maintenance facilities in Houston, Texas.
11. Short-term investments
     The Company invests in short-term auction-rate securities to provide for immediate operating cash needs. These auction-rate securities are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, there was no unrealized gain or loss on these securities at September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
     Forward-looking statements reflect our expectations at the time those statements are made, regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, could result in our expectations not being realized and could otherwise materially affect our financial condition, results of operations and cash flows.
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
     Our smaller distribution business was conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPL” or “Distribution”). Recognizing the strong growth of Construction’s business, where management’s efforts and the Company’s resources are likely to be best employed in the future, the Board decided to dispose of SCPL. The sale of the assets and business of SCPL was completed on October 27, 2006.
Material Changes in Financial Condition
     At September 30, 2006, there had been no material changes in the Company’s financial condition since December 31, 2005, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 except for the sale of our common stock in January 2006 and related use of proceeds, as described in Note 9.
Results of Operations
Three months ended September 30, 2006 compared with three months ended September 30, 2005

(dollar amounts in thousands)
(unaudited):	2006	2005	% change

Revenues	$68,743	$61,163	12.4%
Gross profit	7,878	6,902	14.1%
Gross margin	11.5%	11.3%	1.6%
General and administrative expenses, net	2,777	2,410	15.2%
Operating income	5,101	4,492	13.6%
Operating margin	7.4%	7.3%	1.0%
Interest income (expense), net	253	(366)	N/A
Income from continuing operations, before taxes	5,354	4,126	29.8%
Income taxes	1,809	1,403	28.9%
Net income from continuing operations	3,545	2,723	30.2%
Net income from discontinued operations	65	57	14.0%

Net income	$3,610	$2,780	29.9%

     Revenues Revenues increased approximately $7.6 million compared with the third quarter of the prior year. Revenues benefited from our growing contract backlog and our larger workforce and equipment fleet, contributing to enhanced productivity on jobs. Following significant contract wins in the Dallas market, our revenues there increased significantly compared with the prior year. The third quarter experienced higher than average rainfall in our Houston market, which delayed construction work slightly, whereas the corresponding period last year was drier than average and allowed for accelerated progress on contracts in that period. Delays outside our control in starting certain large contracts that adversely affected operations in the first half of 2006 were largely overcome in the third quarter.
     Gross profit The increase in revenues and a slight increase in gross margins, due in part to incentive awards of approximately $600,000 achieved in the quarter, contributed to the increase in gross profits in the third quarter this year.
     Backlog At the end of the third quarter our backlog of construction projects was $418 million, compared with $373 million at the beginning of the quarter. In the third quarter, we added new contracts of approximately $115 million.
     General and administrative expenses, net of other income and expense General and administrative expenses, net, increased by $0.3 million compared with the prior year period due primarily to incentive stock option expense related to contractual employment agreements, reflecting the higher price of the Company’s shares and the option vesting periods and higher professional services due in part to Sarbanes-Oxley compliance activities.
     Operating income The increase in operating income resulted from the increase in gross profit exceeding the increase in administrative costs. Operating margins increased slightly as a result.
     Interest income and expense In the third quarter of 2006, interest income increased by $301,000 compared with the prior year period. The increase was due to interest earned on the unutilized portion of the equity offering proceeds, as well as higher cash and short-term investment balances resulting from proceeds received in the mobilization phase of certain contracts. Interest expense in the third quarter of 2006 decreased by $318,000 compared with the prior year due to the repayment of related party notes in January 2006 and to lower average revolving credit balances throughout the quarter.
     Income taxes Our effective income tax rate from continuing operations was 33.8% and 34% for the three months ended September 30, 2006 and 2005, respectively. Our effective rate differs from the statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits. In the second quarter of 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. We have assessed the impact Texas Margins Tax on our existing deferred tax liabilities. The effect of the change was immaterial for the nine months ended September 30, 2006. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards and tax benefits resulting from the exercise of stock options.
     Net income from continuing operations The increase in our net income from continuing operations was due to the increase in operating income, combined with net interest income, whereas in the prior year period there was net interest expense.
     Discontinued operations, net of tax. Discontinued operations represent the results of operations of our distribution business operated by SCPL. Net of interest expense of $92,000 and income taxes of $45,000, SCPL reported income of $65,000 in the current year third quarter, comparable with income of $57,000 in the prior year third quarter.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

(dollar amounts in thousands)
(unaudited):	2006	2005	% change

Revenues	$185,233	$157,805	17.4%
Gross profit	21,875	16,264	34.5%
Gross margin	11.8%	10.3%	14.6%
General and administrative expenses, net	7,928	6,771	17.1%
Operating income	13,947	9,493	46.9%
Operating margin	7.5%	6.0%	25.2%
Interest income (expense), net	803	(1,198)	N/A
Income from continuing operations, before taxes	14,750	8,295	77.8%
Income taxes	5,027	2,820	78.2%
Net income from continuing operations	9,723	5,475	77.6%
Net income from discontinued operations	444	532	(16.5%)

Net income	$10,167	$6,007	69.3%

     Revenues Revenues increased approximately $27.4 million compared with the corresponding period last year, due to increases in volume from a higher backlog at the beginning of the year and new contracts added during the year. We significantly expanded our equipment fleet and our workforce grew from approximately 700 employees last year to over 900 in the current year. These factors, among others, have allowed us to recognize greater efficiencies and productivity on our construction projects. The revenue increase was achieved despite unexpected delays during much of the first nine months of 2006 in starting several major contracts due to factors outside the Company’s control; most of these delays had been resolved by the end of the third quarter. In addition, following significant contract wins in the Dallas market, our revenues there increased significantly compared with the prior year. Although the first quarter of 2006 was unusually dry, our Houston market experienced above average rainfall in the second and third quarters, resulting in an above-average year-to-date amount, as compared with last year when rainfall in the first nine months was lower than average.
     Gross profit The substantial increase in gross profits was due to the revenue increase, combined with higher gross margins. The margin improvement is attributable principally to a better margin mix in backlog resulting from the improving bidding climate since 2004 and efficiencies resulting from the higher revenue levels achieved this year. In addition, in the second and third quarters we earned incentive awards on certain projects totaling approximately $1.0 million, compared with no significant awards in the first nine months of 2005.
     Backlog At September 30, 2006 our backlog of construction projects was $418 million, compared with $307 million at the beginning of fiscal 2006. In the first nine months, we added new contracts of approximately $313 million.
     General and administrative expenses, net of other income and expense These expenses increased by $1.1 million compared with the prior year due primarily to incentive stock option expense related to contractual employment agreements, reflecting the higher price of the Company’s shares and the option vesting periods, variable compensation expense related to profitability, and to a combination of additional personnel, higher payroll related benefits and taxes and regular salary increases.
     Operating income The increase in operating income this year resulted from the increased gross profits which far exceeded the increase in administrative costs and this led to a significant improvement in operating margins.

     Interest income and expense In the first nine months of 2006, interest income increased by $933,000 compared with the prior year period due to interest earned on the unutilized portion of the equity offering proceeds, as well as higher cash and short-term investment balances resulting from proceeds received in the mobilization phase of certain contracts. Interest expense in the first nine months of 2006 decreased by $1.1 million compared with the prior year due to the repayment of related party notes in January 2006 and to lower average revolving credit balances throughout the period.
     Income taxes Our effective income tax rate from continuing operations was 34.2% and 34% for the nine months ended September 30, 2006 and 2005, respectively. Our effective rate differs from the statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits. In 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. We have assessed the impact of the change in tax law with respect to the Texas Margins Tax on our existing deferred tax liabilities. The effect of the change was immaterial for the nine months ended September 30, 2006. The Company’s federal income taxes are largely sheltered by net operating loss carryforwards and tax benefits resulting from the exercise of stock options.
     Net income from continuing operations The increase in our net income from continuing operations was due to the increase in operating income combined with net interest income, whereas in the prior year period there was net interest expense.
     Discontinued operations, net of tax. Discontinued operations represent the results of operations of our distribution business operated by SCPL. Net of interest expense of $273,000 and income taxes of $271,000, SCPL reported income of $444,000 in the current year first nine months, compared with $532,000 in the corresponding period last year. The decrease was primarily due to lower sales in the first quarter of this year, resulting from a milder winter compared with the prior year.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the nine months ended September 30, 2006 and September 30, 2005.

	Nine months ended
	September 30,
(in thousands) (unaudited)	2006	2005

Cash and cash equivalents at end of period	$18,996	$20,138
Net cash provided by (used in) continuing operations:
Operating activities	9,846	25,368
Investing activities	(46,567)	(9,678)
Financing activities	33,450	999

	$(3,271)	$16,689

Cash provided by discontinued operations	1	132

Capital expenditures of continuing operations	$24,506	$9,948
Working capital at end of period	$58,369	$22,599
Operating activities
     Significant non-cash items included in operating activities are:

     • depreciation and amortization, which for the first nine months this year totaled $5.6 million, an increase of $1.8 million from last year, as a result of an increase in the size of our construction fleet in 2005 and 2006;
     • deferred tax expense, which increased by $2.2 million due to the significant increase in operating income.
     The significant components of the changes in working capital are as follows:
     • contracts receivable increased by $3.8 million in the current year period, compared with an increase of $11.9 million last year. The increase in both periods related to the revenue increases;
     • trade payables, decreased by $0.9 million this year, compared with an increase of $14.8 million last year; these variations resulted principally from changes in the timing of payments and the volume of materials and use of sub-contractors in the respective periods;
     • there were increases in billings in excess of costs and estimated earnings on uncompleted contracts of $6.8 million and $7.5 million, respectively, reflecting payments received for mobilization and site preparation. In addition, there was an increase this year in costs and estimated earnings in excess of billings on uncompleted contracts whereas last year there was a decrease. These changes reflect timing differences in progress billings and work performed.
Investing activities
     Expenditures for the replacement of certain equipment and to expand our construction fleet, including $2.0 million for the capital equipment of RDI (see Note 9), totaled $24.5 million in the first nine months of 2006, compared with $9.9 million of equipment purchases in the first nine months of last year.
     Proceeds received from the equity offering in January 2006 that have not been utilized have been primarily invested in auction-rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investments in these securities they have been classified as current assets in our Condensed Consolidated Balance Sheet. At September 30, 2006, we had approximately $22.6 million invested in auction-rate securities.
Financing activities
     Net of expenses, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, and proceeds received from the exercise of options and warrants in the first nine months totaled $742,000, as compared with $792,000 in the prior year. Related party 12% promissory notes in the amount of $8.5 million were prepaid in full during the first quarter of 2006.
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
     We believe that our current cash and investment balances and the borrowing capacity available under our revolving line of credit, combined with cash expected to be generated from operations, will be sufficient to provide us with short-term and foreseeable long-term liquidity and to enable us to meet expected capital expenditure requirements.
Sources of Capital
     In addition to cash provided from operations, we use our revolving line of credit to finance working capital needs and capital expenditures. In the first quarter this year we also raised funds by the public sale of our shares, as described above, and we received approximately $740,000 this year from the exercise of stock options and warrants.
     We have a three-year revolving line of credit, maturing in June 2009, with Comerica Bank providing for a maximum line of $35.0 million, subject to a borrowing base. The line of credit carries interest at the lender’s prime rate, subject to achievement of certain financial targets and is collateralized by the equipment and real estate owned by TSC. At September 30, 2006, the interest rate payable under the line of credit was 8.25%. At September 30, 2006, we had cash and cash equivalents of $19.0 million, short-term investments of $22.6 million and unused availability under the line of credit of $7.0 million. By the terms of the revolver, we are required to maintain financial covenants of debt, current ratio and cash flow coverage ratio and at September 30, 2006 we were in compliance with all of these covenants. In April 2006, our line of credit was modified, as described in Note 11 to the financial statements.
Risk Factors
     The Company is subject to various risks and uncertainties. A more complete list of risk factors may be found in our Annual Report on Form 10-K for the year ended December 31, 2005. Many factors affect the bidding climate, including, but not limited to, fluctuations in the Texas economy, the amount of local, state and federal government funds available for infrastructure upgrade and new construction, as well as the number of bidders in the market and the prices at which they are prepared to bid, which are in turn affected by such bidders’ profitability, financial viability and contract backlogs. Factors outside the bidding climate include, but are not limited to: (a) weather conditions, such as precipitation and temperature, which can result in significant variability in quarterly revenues and earnings; (b) the availability of bonding, the absence of which would adversely affect our ability to obtain new contracts; (c) the extent to which our self-insurance plans experience abnormal losses; (d) our dependence upon subcontractors and third party suppliers of materials; (e) the price and availability of petroleum products, steel, cement and other construction materials (including, for example, recent market shortages of aggregates and cement), which can significantly fluctuate and impact operating expense; (f) the availability of heavy construction equipment, and (g) the availability and cost of qualified management, supervisory and field personnel.
Inflation
     We do not believe that inflation has had a material negative impact on our operations or financial results during recent years, although increases in oil prices during 2006 have increased the cost of operating our construction fleet, transportation costs and some material costs. In the last two years there have been some significant increases in the prices of raw materials, but these are passed on to our customers when contracts are bid, or are mitigated by the terms of our contracts for the supply of materials.
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
     Financial derivatives are used as part of our overall risk management strategy. These types of instruments are used to manage risk related to changes in interest rates. The Company’s portfolio of derivative financial instruments consists of an interest rate swap agreement, which is used to convert variable interest rate obligations to fixed interest rate obligations, thereby reducing the exposure to increases in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates fluctuate, with the offset recorded in interest expense.
     An increase of 1% in the market rate of interest would have increased our interest expense for the three and nine months ended September 30, 2006 by approximately $14,000 and $124,000, respectively.

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
     Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2006. Based on their evaluation, they concluded that our controls and procedures are effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material legal proceedings outstanding against the Company.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K in response to Item 1A to Part I of that report.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit No.	Description

*10.1	Amended Revolving Line of Credit Agreement with Comerica Bank

*10.2	Asset Purchase Agreement for the sale of Steel City Products, LLC

*31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

*31.2	Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)

*32.0	Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.
Date: November 8, 2006	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

*10.1	Amended Revolving Line of Credit Agreement with Comerica Bank

*10.2	Asset Purchase Agreement for the sale of Steel City Products, LLC

*31.1	Certification of Patrick T. Manning, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)

*31.2	Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)

*32.0	Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	filed herewith