Form 10-K
period 2006-12-31
STERLING CONSTRUCTION CO INC
filed 2007-03-16
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended: December 31, 2006

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition period from
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)

20810 Fernbush Lane Houston, Texas (Address of principal executive offices)	77073 (Zip Code)
Registrant’s telephone number, including area code (281) 821-9091
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not Applicable
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)
Preferred Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Aggregate market value at June 30, 2006 of the voting stock held by non-affiliates of the registrant: $251,062,048. At March 1, 2007, the registrant had 10,936,468 shares of common stock outstanding.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions or reductions in government funding for infrastructure projects;

•	adverse economic conditions in our markets in Texas;

•	delays or difficulties related to the completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the estimates inherent in our percentage-of-completion accounting policies;

•	possible cost increases in fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions;

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;

•	our ability to successfully identify, complete and integrate acquisitions; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.
In reading this Report, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on any forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that we make in this Report are reasonable, we can provide no assurance that they will be achieved.
The forward-looking statements included in this Report are made only as of the date of this Report, and we do not undertake to update any information contained in this Report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of after the date of this Report, except as may be required by applicable securities laws.

Item 1. Business.
Access to the Company’s Filings
The Company’s Website. The Company maintains a website at www.sterlingconstructionco.com on which we make available, free of charge, access to our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent interim reports on Form 8-K, any amendments to those filings, and other filings as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (SEC). The website also has recent press releases, the Company’s Code of Business Conduct and Ethics and the charters of its Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee. Information is also provided on the Company’s “whistle-blower” procedures. The website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.
The Securities and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains an Internet site at www.sec.gov on which you can obtain reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.
Developments of the Business
In August 2005, the Board of Directors authorized management to sell the distribution business, which was operated by our wholly-owned subsidiary, Steel City Products, LLC so that the Company could focus its resources on the construction business, where management believes the Company has the best opportunities to grow. Accordingly, we have reclassified our financial statements for all periods presented to reflect that business as discontinued operations. Unless otherwise noted, the discussion in this Report pertains only to our construction business. The Company consummated the sale of the distribution business on October 27, 2006 to The Bostwick-Braun Company of Toledo Ohio, a privately-owned distributor of hardware and related items, founded in 1855.
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
Since 1955 the construction business has expanded its service profile and market areas. We currently operate in several major Texas markets and plan to continue the internal expansion of that business, while seeking opportunities to grow through the acquisition of one or more heavy civil contractors in other Gulf Coast and Southwestern states. In Texas we have progressively broadened our range of services, from our original focus on water and wastewater projects, to include concrete and asphalt paving, concrete slip forming, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, including drill-shafts, light rail infrastructure, concrete crushing and concrete batch plant operations. In recent years, we have expanded our state highway business at a greater rate than our traditional water infrastructure business for municipal customers, so that in 2006, for the first time, state highway revenues were more than half of total construction revenues.
Our Business Strategy
We pursue the following strategies in order to improve our business and prospects, increase our revenue and profitability and, ultimately, enhance stockholder value:
Continue to Grow in Texas Markets. The Texas markets in which we operate, including Houston, San Antonio, Dallas/Fort Worth and Austin, generally are experiencing strong growth in infrastructure spending caused by factors such as an increasing population, increased federally-funded and combined public- and private-financed highway construction, a robust oil and gas economy, the need for new water sources and distribution, flood and subsidence control activities, and the installation of light rail public transit systems. We will continue our efforts to increase our market share in these core markets. Our strategy is to accomplish this by relying on our knowledge of local construction conditions coupled with our continued focus on infrastructure construction, by expanding and upgrading our equipment fleet, continuing to expand our experienced, local workforce and by extending our range of construction capabilities.
Position Our Business for Future Infrastructure Spending. There is a growing awareness of the need to build, reconstruct and repair our country’s infrastructure, including water, wastewater and flood control systems and transportation systems. Significant funds have been authorized for investments in these areas, including the U.S. federal highway funding bill, the “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users” or SAFETEA-LU bill, which in August 2005 authorized $286 billion for transportation infrastructure (with approximately $14.5 billion allocated to Texas for federal fiscal years 2005 through 2009). In addition, the Harris-Galveston Subsidence District has mandated that substantially all well water systems in Houston be replaced with surface water systems, and shortages of water sources are expected to affect other Texas markets in which we operate. We also anticipate that there will be efforts by Texas and other Gulf Coast states affected by hurricanes to enhance storm drainage systems. We will continue to build on our expertise in the civil construction market for transportation and water infrastructure, to develop new capabilities to service these markets and to maintain our human and capital resources to effectively meet required demand.
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
Expand into Attractive New Markets. We have demonstrated an ability to identify and expand into new markets where we have been able to operate profitably and grow. Our first expansion beyond Houston was in the Dallas/Fort Worth market in 1995. In 2001, after obtaining an asphalt paving contract in San Antonio, we decided to establish a permanent presence in that market. We actively consider opportunities and evaluate whether to establish a permanent presence in new geographic areas based on factors such as market size and growth dynamics, competition, the availability of qualified employees and the compatibility of unique local requirements with our own expertise. We currently believe that there are a number of attractive markets throughout Texas and in the Gulf Coast and Southwestern regions of the United States that present expansion opportunities for us.
Selectively Pursue Strategic Acquisitions. Our growth in Texas has been achieved both internally and through our acquisition of the Kinsel Heavy Highway construction business, or Kinsel, in 2002 and of RDI, a drill shaft subcontracting operation in January 2006. We have been, and expect to continue, exploring acquisition opportunities that appear consistent with our return-on-investment goals and strategic objectives. In particular, we seek companies operated by talented management teams in growth markets and with a focus on infrastructure construction services. Ideal candidates would provide us with the ability to add construction services to our existing capabilities, as well as opportunities to provide an expanded service profile to the target’s existing customer base. With our strong financial position and publicly traded common stock, we believe that we are an attractive acquirer for heavy civil construction firms whose owners desire to achieve liquidity.
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
Our geographic markets have experienced steady and significant growth over the last 10 years. As ranked by population, Texas is the second largest state in the United States; its population has grown by an average of 1.7% per year over the past 10 years, exceeding the 1.0% growth rate for the United States as a whole over the same period, and is expected to grow at an average rate of more than 2% in coming years. Houston ranks as the fourth largest city in the country, San Antonio as the eighth largest, Dallas as the ninth largest and Austin as the sixteenth largest.
In addition to our core geographical markets, we operate in large and growing construction sectors that have experienced solid and sustained growth over the past few years. According to data from the U.S. Census Bureau, the annual value of public construction put-in-place in the United States for transportation and water/wastewater infrastructure has grown at a 2.0% compound annual growth rate since 2002 and was $137 billion in 2006, the last year for which data are available. This includes 13.4% growth in 2006 in the $105 billion transportation market and 14.4% growth in 2006 in the $32 billion water/wastewater market. Engineering News Record projects nationwide construction spending growth in 2007 at 7% on public works transportation, 10% on water supply systems and 9% on wastewater systems. McGraw-Hill, an industry data source, ranks Texas nationally as number one in construction of highways and bridges and number four in construction of sewer systems based on dollars spent in the first nine months of 2006, the most recent period for which McGraw-Hill data is available.
Our highway and bridge work is generally funded through federal and state authorizations. The $286 billion SAFETEA-LU bill authorized a 38% increase from the prior period’s spending bill. The anticipated Texas allocation of approximately $14.5 billion reflects a 37% increase from the prior spending bill. The budget of the Texas Department of Transportation, or TXDOT, shows $23.7 billion in spending from 2006 through 2010, an increase of 28% over the five-year period prior to the passage of the SAFETEA-LU bill. In addition, Texas is exploring combined public and private funding of the design, construction, operation and maintenance of toll roads.
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
Our three largest revenue customers are TXDOT, the City of Houston and Harris County, in which Houston is located. In 2006 TXDOT represented 67.1% of our revenues, the City of Houston, 12.1% of our revenues and Harris County, Texas 5.4% of our revenues. We completed the construction of certain infrastructure for new light rail systems in 2003 in Houston, and in 2004 in Galveston, Texas.
We provide services to our state and municipal customers exclusively pursuant to “fixed-price” contracts awarded through competitive bidding processes.
Competition
Our competitors are companies that we bid against for construction contracts. We estimate that we have approximately 150 competitors in the markets that we primarily serve, and they include large national and regional construction companies as well as many smaller contractors. Historically, the construction business has not required large amounts of capital, which can result in relative ease of market entry for companies possessing acceptable qualifications. Factors influencing our competitiveness include price; our reputation for quality; our equipment fleet; our financial strength, surety bonding capacity and pre-qualification; our knowledge of local markets and conditions; the local, permanent and full-time nature of our workforce; and our project management and estimating abilities. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete effectively and favorably in the markets in which we operate on the basis of the foregoing factors.
We are unable to determine the size of many competitors because they are privately owned, but we believe that we are one of the larger participants in our markets and one of the largest contractors in Houston engaged in municipal civil construction work. We believe that being one of the largest firms in the Houston municipal civil construction market provides us with several advantages, including greater flexibility to manage our contract backlog and thereby to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services than would otherwise be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have an experienced workforce able to handle many types of state and municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.
In the state highway market, most of our competitors are large, regional contractors, and individual contracts tend to be larger and of longer duration than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects, such as construction over water, that we do not. However, those competitors often have the disadvantage of using a temporary, local workforce to complete their state highway contracts. In contrast, the workers who perform our contracts are permanent employees. As noted above, in 2006, state highway work accounted for 67.1% of our construction revenues compared with

39% in 2005 and 30% in 2004.
Contract Backlog
At January 1, 2007, our contract backlog of approximately $395 million was 29% higher than the $307 million of contract backlog at January 1, 2006. Of the contract backlog at January 1, 2007, approximately $250 million is scheduled for completion in 2007.
Contract backlog is our estimate of the billings that we expect to make in future periods on our construction contracts. We add the revenue value of new contracts to our contract backlog, when we are the low bidder on a public sector contract and have determined that there are no apparent impediments to award of the contract. As construction on our contracts progresses, we increase or decrease contract backlog to take account of changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. We subtract from contract backlog the amounts we bill on contracts.
Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. See the section below entitled “Contract Management Process.”
Contracts
Types of Contracts. We provide our services by using traditional general contracting arrangements, which are predominantly fixed unit price contracts that are awarded to the lowest bidder. A small amount of our revenues is produced under change orders or emergency contracts arranged on a cost plus basis.
Fixed unit price contracts are generally used in competitively-bid public civil construction contracts and, to a lesser degree, building construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete a contract for a fixed price per unit. Fixed unit price contracts generally transfer more risk to the contractor, but offer the opportunity, under favorable circumstances, for greater profits. To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees. As soon as we are advised that our bid is the lowest, we enter into firm contracts with our materials suppliers and most sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs. The principal remaining risks under fixed price contracts relate to labor and equipment costs and productivity.
Our contracts are generally subject to negotiated change orders, frequently due to differences in site conditions and other factors from those anticipated when the bid is made. Typically, one change order is issued upon completion of a contract to account for all of the quantity deviations from the original contract during the construction process. Some contracts provide for penalties if the contract, or a defined part of it, is not completed on time, or incentives if completed ahead of schedule.
Contract Management Process. We identify potential contracts from a variety of sources, including through subscriber services that notify us of contracts that are put out for bid, through advertisements by federal, state and local governmental entities, by reviewing the state and municipal multi-year budgets for infrastructure projects, through our business development efforts, and through contacts with other participants in the construction industry. After determining which contracts are available for bid, we decide which contracts to pursue based on such factors as the relevant skills required, contract size and duration, the availability of our personnel and equipment, the size and makeup of our current contract backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, potential penalties or incentives and the type of contract.

As a condition to pursuing certain contracts, we are often required to complete a pre-qualification process with the agency or customer seeking bids. Some customers, such as TXDOT, require yearly pre-qualification, and other customers may have experience requirements specific to the contract. The pre-qualification process generally limits bidders to those companies that the agency or customer believes has the operational experience and financial ability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule. We pre-qualify annually with the State of Texas and other municipal customers and have not experienced any qualification difficulties with any of our other customers for many years.
There are several factors that can vary our contract performance and financial results from our original bid. The most significant of these include the completeness and accuracy of our original bid analysis; recognition of costs associated with added scope changes; extended overhead due to customer, contract start and weather delays; subcontractor performance issues; productivity of our workforce and equipment fleet; site conditions that differ from those assumed in the original bid; and changes in the availability and proximity of materials. In addition, each of our original bids is based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our contract backlog and financial performance on the contract may change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, contract profitability can improve.
Substantially all of our contracts are entered into with governmental entities and are generally awarded to the lowest bidder after a solicitation of bids by the project owner, whereas requests for proposals or negotiated contracts with public or private customers are generally awarded based on a combination of technical capability and price, taking into consideration factors such as contract schedule and prior experience. In either case, bidders must post a bid bond for generally 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a one- to two-year maintenance bond, generally for 1% of the contract amount.
During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule. Periodically, at a minimum on a monthly basis, we prepare an updated estimate of total forecasted revenues, costs and expected profit for the contract.
During the normal course of most contracts, the customer, and sometimes the contractor, initiates modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications or design, method or manner of performance, facilities, materials, site conditions and period for completion of the work. In many cases, final contract quantities may differ from those specified by the customer. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the change order provisions of the contract. We are often required to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of that work for a lengthy period of time until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestones.
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
We act as the prime contractor on almost all of the construction contracts that we undertake. We complete the majority of our contracts with our own resources, and we subcontract specialized activities such as traffic control, electrical systems, signage and trucking. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on many specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for many governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues in the past.
Insurance and Bonding. All of our buildings and equipment are covered by insurance, which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk of loss and industry practice. We self-insure our workers’ compensation claims subject to stop-loss insurance coverage.
As a normal part of the construction business, we generally are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under public sector contracts. Our ability to obtain surety bonds depends upon our capitalization, our working capital, the aggregate value of contracts in process, our past performance and management expertise, and on external factors, including the capacity of the overall surety market. Surety companies consider those factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. By 2006 we had outgrown the bonding limits of our bonding company but were successful in obtaining increased bonding capacity through Travelers Casualty and Surety Company of America, or Travelers, for our future construction contracts. As is customary, we have agreed to indemnify Travelers for all losses incurred by it in connection with bonds that are issued, and we have granted Travelers a security interest in certain personal property as collateral for that obligation.
Employees
At March 1, 2007, we had approximately 1,025 employees, which includes 15 project managers and 35 superintendents, who manage approximately 100 fully-equipped construction crews in our construction business. Of these employees, 35 were located in our Houston headquarters. Most of the other employees are field personnel. Following the sale of our distribution business in October 2006, none of our employees is represented by a labor union.
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

We conduct extensive safety training programs, designed to help us maintain a high level of safety at our work sites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct weekly on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments and training if infractions are discovered. In addition, all of our superintendents and project managers are required to complete a safety course approved by the Occupational Safety and Health Administration.
Item 1A. Risk Factors.
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
Substantially all of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected, or may cause us to incur losses. This, in turn, could negatively affect our cash flow, earnings and financial position.
The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:
•	onsite conditions that differ from those assumed in the original bid;

•	delays caused by weather conditions;

•	later contract start dates than expected when we bid the contract;

•	contract modifications creating unanticipated costs not covered by change orders;

•	changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform;

•	fraud or theft committed by our employees;

•	mechanical problems with our machinery or equipment;

•	citations issued by governmental authorities, including the Occupational Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.
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
Our operations are currently concentrated in Texas, with a majority of our contracts undertaken in the Houston area. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in Texas generally or in Houston specifically, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.
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
We also rely on third-party suppliers to provide most of the materials for our contracts, including aggregates, cement, concrete, steel and pipe. We do not own any quarries, and there are no naturally occurring sources of aggregate in the Houston metropolitan area. In recent years we have added several concrete plants and have acquired property for the storage of recycled concrete in order to reduce our dependence on third parties and lower some of the costs of concrete and base materials. We generally do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.
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
As indicated above, at January 1, 2007, our contract backlog was approximately $395 million. Almost all of our contracts are awarded by public sector customers through a competitive bid process, with the award generally being made to the lowest bidder. We add new contracts to our announced contract backlog, typically when we are the low bidder on a public sector contract and have determined that there are no apparent impediments to award of the contract. As construction on our contracts progresses, we increase or decrease contract backlog to take account of changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. We subtract from contract backlog the amounts we bill on contracts.
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
Our ability to attract and retain reliable, qualified personnel is a significant factor that affects our ability to successfully bid for and profitably complete our work. This includes members of our management team, project managers, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. Our future success will also depend on our ability to continue to attract and retain highly-skilled personnel. Competition for these employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.
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
At any time, a substantial portion of our revenues may be derived from a limited number of large construction contracts. It is generally very difficult to predict whether and when new contracts will be offered for tender, as these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuations may be substantial.
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
Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2006, approximately 85% of our revenues was generated from three customers. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. An example of this is TXDOT, with which we had 24 separate contracts representing an aggregate of approximately 82% of our contract backlog at January 1, 2007. The loss of business from any one of those customers could have a material adverse effect on our business or results of operations. Because our customers are government entities and we do not maintain any reserves for payment defaults, a delay or default in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.
We may incur higher costs to acquire and maintain equipment necessary for our operations, and the market value of our equipment may decline.
We have traditionally owned most of the construction equipment used to build our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure (whether through acquisition, lease or rent), the necessary equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts. In addition, our equipment requires continuous maintenance for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs.
The market value of our equipment may unexpectedly decline at a faster rate than anticipated. Such a decline would reduce the borrowing base under our credit facility, thereby reducing the amount of credit available to us and impeding our ability to expand our business consistent with historical levels.
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
As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our contract backlog and their underwriting standards, which may change from time to time. For instance, by 2006 we had outgrown the bonding limits of our surety bonding company and were required to arrange a new source of bonding. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.
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
In addition to organic growth of our construction business, we intend to pursue growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger or more complex contracts. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential acquisitions on acceptable terms, if the acquisition target does not have attractive business characteristics, including adequate management, or for other reasons. Moreover, our acquisition strategy involves certain risks, including:
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
Our revenue has grown rapidly in recent years. Our revenue increased by 14% from $219 million in 2005 to $249 million in 2006. However, we may be unable to sustain our recent revenue growth rate for a variety of reasons, including limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to complete acquisitions and successfully integrate them into our business. A decline in our revenue growth could have a material adverse effect on our financial condition and results of operations if we are unable to reduce the growth of our operating expenses at the same rate.
Terrorist attacks have impacted, and could continue to negatively impact, the U.S. economy and the markets in which we operate.
Acts of terrorism, violence or war could affect the markets in which we operate, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses to terrorist attacks by the United States may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.
Risks Related to Our Financial Results and Financing Plans
Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include contract costs and profits, application of percentage-of-completion accounting, and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and the value of our deferred tax assets. Because the Company is an “accelerated filer” under SEC rules, starting in 2007 we will be required to file quarterly and annual reports with the SEC earlier than in the past, which will increase the extent to which we will be making the estimates referred to above. Our actual results could differ from those estimates.
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
Our growth has benefited in part from our utilization of net operating loss carry-forwards, or NOL’s, to reduce our income taxes, and we expect our NOL’s to be fully utilized in 2007. To the extent that cash flow from operations is insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources of funds.
Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; those factors may affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged substantially all of our fixed assets as collateral in connection with our credit facility, and our bonding capacity is dependent on maintaining an acceptable level of unencumbered working capital. As a result, we may have difficulty in obtaining additional financing in the future if the financing requires us to pledge our assets as collateral. In addition, under our credit facility, we must obtain the consent of our lender to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our existing stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
We are subject to financial and other covenants under our credit facility that could limit our flexibility in managing our business.
Our revolving credit facility restricts us from engaging in certain activities, including restrictions on the ability (subject to certain exceptions)
to —
•	make distributions and dividends;

•	incur liens or encumbrances;

•	incur further indebtedness;

•	guarantee obligations;

•	dispose of a material portion of assets or otherwise engage in a merger with a third party; and

•	incur negative income for two consecutive quarters.
Our credit facility also contains financial covenants that require us to maintain a specified debt to tangible net worth ratio and cash flow coverage ratio. In addition, the facility provides that the Company may at no time have two consecutive fiscal quarters with losses aggregating in excess of $500,000. Our ability to borrow funds for any purpose will depend on our satisfying those covenants. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility agreement, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing that debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay the indebtedness on a timely basis. Because our credit facility is secured by substantially all of our fixed assets, acceleration of this debt could result in foreclosure of those assets. In the event of a foreclosure, we could be unable to conduct our business and might be forced to discontinue operations.
We may not be able to utilize all of our NOL’s if we experience an ownership change, and, even absent an ownership change, we expect that our NOL’s will be fully utilized in 2007.
At December 31, 2006, we had NOL’s of approximately $9.8 million. These NOL’s will expire in the year 2020, although the amount available in any year to offset our net taxable income will be reduced if we experience an “ownership change” as defined in the Internal Revenue Code of 1986, as amended, or the Code. The tax laws pertaining to NOL’s may be changed from time to time such that the NOL’s may not be available to shield our future income from federal taxation. In addition, our attempts to minimize the likelihood that an ownership change will occur may not be successful. Finally, we expect to use up all of our NOL’s in offsetting our federally-taxable income in 2007. After the NOL’s become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, thereby reducing funds otherwise available for general corporate purposes.
Changes to the current tax laws will result in the imposition of entity level taxation on our construction operating subsidiary, which will result in a reduction in our anticipated cash flow.
Our construction operating subsidiary is organized as a Texas limited partnership, which in the past was not subject to entity-level federal income or Texas state franchise tax. In 2006, the Texas legislature adopted a new law that has the effect of imposing an entity-level tax upon our construction operating subsidiary, which is expected to reduce our net income and after-tax cash flow by approximately 1%.
We will be exposed to risks relating to the evaluations of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
We have completed the systems and process evaluations and testing of our internal financial control systems (and made necessary remediation) that are required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our systems are designed to produce accurate financial reports and to prevent fraudulent financial activity. We are required to comply with Section 404 beginning with this Annual Report on Form 10-K. As a public company, we are now required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or that are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a significant control weakness, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.
Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
We own a 15,000 square-foot headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our equipment repair center is also located. We are currently expanding both the office building and our equipment repair center to accommodate our increased level of business. We also lease small offices in Fort Worth, San Antonio and Austin. In order to complete most contracts, we lease small parcels of real estate near the contract site to store materials, locate equipment and provide offices for the contracting customer, their representatives and our employees. In 2006 we acquired approximately 64 acres to be used for the location of a job site concrete plant and storage of materials.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..
The Company’s common stock began trading on the Nasdaq National Market on January 20, 2006 under the symbol “STRL” and in June 2006, it was included in the NASDAQ Global Select Market (“NGS”). For approximately two years prior to its Nasdaq listing, the common stock was traded on the American Stock Exchange, or Amex, under the symbol “STV”.
The table below shows the market high and low closing sales prices of the common stock for 2005 and 2006 by quarter and for the period from January 1, through March 1, 2007, on Amex or Nasdaq, as the case may be.

	High	Low

Year Ended December 31, 2005
First Quarter	$7.97	$5.16
Second Quarter	$9.00	$6.70
Third Quarter	$28.35	$7.25
Fourth Quarter	$26.30	$16.71

Year Ended December 31, 2006
First Quarter	$23.76	$15.39
Second Quarter	$32.19	$22.00
Third Quarter	$30.13	$17.06
Fourth Quarter	$25.31	$19.54
January 1 through March 1, 2007	$21.90	$18.82
On March 1, 2007, there were approximately 3,057 holders of record of common stock. The Nasdaq quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Dividend Policy
The Company has never paid any cash dividends on its common stock and for the foreseeable future, intends to retain any earnings in the business. Therefore we do not anticipate paying any cash dividends. The declaration of dividends is in the discretion of the Board of Directors, which will consider then-existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions, including those under our revolving credit agreement (which prohibits the payment of cash dividends), business prospects and other factors that the Board considers relevant.
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans is set forth in Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Performance Graph
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with (i) the Dow Jones US Total Market Index, a broad market index, and (ii) the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction, over the same period. Both indices are published in The Wall Street Journal.

The returns are calculated assuming the value of an investment of $100 in the Company’s common stock and in each index at the Company’s 2001 fiscal year-end and that all dividends were reinvested into additional shares of common stock; however, the Company paid no dividends during the periods shown. The graph lines merely connect the beginning and end of the periodic measuring dates and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to be indicative of future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Construction Company, Inc, The Dow Jones US Total Market Index
And The Dow Jones US Heavy Construction Index

	December	December	December	December	December	December
	2001	2002	2003	2004	2005	2006
Sterling Construction Company, Inc	100.00	104.17	269.64	308.93	1001.79	1295.24
Dow Jones US Total Market	100.00	77.92	101.88	114.12	121.34	140.23
Dow Jones US Heavy Construction	100.00	83.87	114.41	138.74	200.48	250.08

Recent Sales of Unregistered Securities
The following is a description of the securities that the Company has sold within the past three years without registering the sale of the securities under the Securities Act. For each of the issuances, the Company relied on the provisions of Section 4(2) of the Securities Act in claiming exemption from registration for the offering, sale and delivery of the securities.
On December 22, 2004, the Company satisfied its obligations under a put right exercised by stockholders of Sterling Houston Holdings, Inc., which is referred to in this report as TSC, as well as its obligation to pay outstanding promissory notes the due date of which was accelerated by the exercise of the put right for consideration consisting of cash payments totaling $4,275,637, and the issuance of 1,794,628 shares of the Company’s common stock, and $11,104,851 in face amount of its five-year 12% notes.
On the dates set forth below, the Company sold shares of its common stock pursuant to the exercise by holders of warrants issued by the Company in July 2001. The exercise price of each warrant was $1.50 per share.

	Number of	Total Sale
Date of Sale	Shares Sold	Price

March 31, 2005	322,661	$483,991
January 25, 2006	141,266	$211,899
March 10, 2006	2,464	$3,696
May 9, 2006	27,343	$41,014
On December 31, 2004, the Company issued 225,326 shares of its common stock pursuant to the conversion by holders of $560,000 of promissory notes issued by the Company to fund cash advances to the Company’s distribution business, Steel City Products, Inc., in December 2001 and January 2002. The notes were convertible into the Company’s common stock at a price of $2.50 per share.

Item 6. Selected Financial Data.
The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and Item 8. — Financial Statements and Supplementary Data.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Amounts in thousands except per-share data)
Operating Results:
Revenues	$249,348	$219,439	$132,478	$149,006	$111,747

Income from continuing operations before income taxes	19,204	13,329	4,109	8,583	3,523
Minority interest (1)	—	—	(962)	(1,627)	(873)
Deferred income tax (expense)/benefit	(6,566)	(2,788)	2,134	(1,752)	174

Income from continuing operations	12,638	10,541	5,281	5,204	2,824
Income from discontinued operations, including gain on sale in 2006	682	559	372	215	528

Net income	$13,320	$11,100	$5,653	$5,419	$3,352

Basic and diluted per share amounts:
Basic earnings per share from continuing operations	$1.19	$1.36	$0.99	$1.02	$0.56
Basic earnings per share from discontinued operations	$0.06	$0.07	$0.07	$0.04	$0.10

Basic earnings per share	$1.25	$1.43	$1.06	$1.06	$0.66

Basic weighted average shares outstanding	10,583	7,775	5,343	5,090	5,062

Diluted earnings per share from continuing operations	$1.08	$1.11	$0.75	$0.80	$0.46
Diluted earnings per share from discontinued operations	$0.06	$0.05	$0.05	$0.03	$0.09

Diluted earnings per share	$1.14	$1.16	$0.80	$0.83	$0.55

Diluted weighted average shares outstanding	11,714	9,538	7,028	6,489	6,102

Cash dividends declared	—	—	—	—	—

Balance Sheet:
Total assets	$167,772	$118,455	$89,544	$75,578	$72,757
Long-term debt	30,659	14,570	21,979	19,992	32,784
Book value per share of outstanding common stock	$8.37	$5.95	$4.77	$3.24	$2.14

Equity	90,991	48,612	35,208	16,636	10,825
Shares outstanding	10,875	8,165	7,379	5,140	5,056

(1)	Minority interest represented the 19.9% of Sterling Houston Holdings, Inc. (TSC) not owned by the Company until December 2004.
In January 2006 the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. The Company received proceeds, net of underwriting commissions, of approximately $28.0 million ($13.95 per share) and paid approximately $907,000 in related offering expenses. In addition, the Company received approximately $484,000 from the exercise of warrants and options to purchase 321,758 shares. These shares were sold by the option and warrant holders in the offering. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. Executive management, directors and former directors received proceeds as follows:

Name	Principal	Interest	Total Payment

Patrick T. Manning	$318,592	2,867	$321,459
James D. Manning	$1,855,349	16,698	$1,872,047
Joseph P. Harper, Sr.	$2,637,422	23,737	$2,661,159
Maarten D. Hemsley	$181,205	1,631	$182,836
Robert M. Davies	$452,909	4,076	$456,985
During the first quarter of 2006, the Company utilized part of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds that had been used for the acquisition on January 4, 2006 of a drill shaft business. In the second through fourth quarters, part of the offering proceeds was also used to purchase additional capital equipment for the construction business. A reconciliation of the use of proceeds through December 31, 2006 is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of equity offering	2,003,263
Shares issued to selling shareholders for option/warrant exercise	321,758
Proceeds received from sale of shares	$30,049
Less:
Underwriters’ commission	($2,103)
Expenses (legal, printing, etc.)	($907)

Net proceeds from sale of shares	$27,039
Proceeds received from exercise of options and warrants by selling shareholders	$484

Total net proceeds received	$27,523
Use of proceeds:
Repayment of related party 5-year 12% notes	$8,449
Purchase of a drill shaft business	$2,206
Purchase of other construction equipment	$6,798

Total spent through December 31, 2006	$17,453
Balance retained in working capital	$10,070

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
For an overview of the Company’s business and its associated risks, see Item 1. Business and Item 1A. Risk Factors.
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2006.
Use of Estimates.
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
Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience, that our current systems of management and accounting controls allow management to produce reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period, which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue, cost and profit include differing site conditions (to the extent that contract remedies are unavailable), the failure of major material suppliers to deliver on time, the performance of subcontractors, unusual weather conditions, our productivity and efficient use of labor and equipment and the accuracy of the original bid estimate. Because we have a large number of contracts in process at any given time, these changes in estimates can sometimes offset each other without affecting overall profitability. However, significant changes in cost estimates on larger, more complex projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.
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
Revenue Recognition.
The majority of our contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). To minimize increases in the material prices and subcontracting costs used in tendering bids, we obtain firm quotations from our suppliers and subcontractors. After we are advised that our bid is the winning bid, we enter into firm contracts with our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting those contract costs. Such quotations do not include any quantity guarantees, and we therefore have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided. The principal remaining risks under fixed price contracts relate to labor and equipment costs and productivity levels. As a result, we have rarely been exposed to material price or availability risk on contracts in our contract backlog. Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.
We use the percentage of completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue and earnings on construction contracts are recognized on the percentage of completion method in the ratio of costs incurred to estimated final costs. Revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors and equipment expense

(primarily depreciation, fuel, maintenance and repairs). Depreciation is computed using the straight-line method for construction equipment. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to finish uncompleted contracts. Our cost estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our contracts can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of contracts of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a more significant effect on profitability.
There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the contract and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.
Valuation of Long-Term Assets.
Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. In addition, we had goodwill with a value of approximately $13 million at December 31, 2006, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142. The impairment testing required by SFAS 142 requires considerable judgment, and an impairment charge may be required in the future. We completed our annual impairment review for goodwill effective October 1, 2006, and it did not result in an impairment.

Income Taxes.
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Because realization of deferred tax assets related to net operating loss carry forwards, or NOL’s, is not assured, our valuation allowance at the respective time represents the amount of the deferred tax assets that we determine are more likely than not to expire unutilized. Reflecting management’s assessment of expected future operating profitability, we expect to utilize all remaining NOL’s and therefore eliminated our valuation allowance in 2005. We had previously reduced our valuation allowance in 2004 by $18.9 million. We are subject to the alternative minimum tax (AMT). Because we are still utilizing our NOL’s to offset taxable income, payment of AMT results in a reduction of our deferred tax liability. In 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. We have assessed that the Texas Margins Tax has on our existing deferred tax liabilities, which was not material to the consolidated financial statements at December 31, 2006.
As of December 31, 2006, we had NOL’s of approximately $9.8 million, which will expire in 2020, if unused. We currently expect that our NOL’s will be fully utilized during 2007. After the expiration or utilization of our NOL’s, we have available to us the tax benefit resulting from exercise of a significant number of non-qualified in-the-money options amounting to $5.3 million
An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation in the usability of, or a potential loss of some or all of, the NOL’s. In order to reduce the likelihood of an ownership change occurring, our certificate of incorporation, as amended, prohibits transfers of our common stock resulting in, or increasing, individual holdings in excess of 4.5% of our common stock, unless such transfer is made by us or with the consent of our board of directors.
Because the regulations governing NOL’s are highly complex and may be changed from time to time, and because our attempts to prevent an ownership change from occurring may not be successful, the NOL’s could be limited or lost. We believe that the NOL’s are currently available in full, however, and intend to take all reasonable and appropriate steps to ensure that they will remain available. To the extent the NOL’s become unavailable to us our future taxable income and that of any consolidated affiliate will be subject to federal taxation, thus reducing funds otherwise available for corporate purposes.
On January 1, 2007, the Company will adopt the provisions of Financial Interpretation No. 48, (FIN 48) which establishes the criteria that an individual tax position must meet for some or all of the benefits of that position to be recognized in our financial statements. Adoption of FIN 48 will not have a material impact on our consolidated financial statements.
Discontinued Operations.
In August 2005, our board of directors authorized management to sell our distribution business. In accordance with the provisions of SFAS 144, we determined in the third quarter of 2005 that the distribution business became a long-lived asset held for sale and a discontinued operation. In October 2006, we sold the distribution business to an industry-related buyer for gross proceeds of approximately $5.4 million. We recognized a pre-tax gain on the sale of approximately $250,000.
Results of Operations
Fiscal Year Ended December 31, 2006 (2006) Compared with Fiscal Year Ended December 31, 2005 (2005).

	2006	2005	% Change
	(Dollar amounts in thousands)
Revenues	$249,348	$219,439	13.6%
Gross profit	28,547	23,756	20.2%
Gross margin	11.4%	10.8%	5.6%
General and administrative expenses, net	10,825	9,375	15.5%
Other income	276	284	(0.03)%

Operating income	17,998	14,665	22.7%
Operating margin	7.2%	6.7%	7.5%
Interest income	1,426	150	850.6%
Interest expense	220	1,486	(85.2%)

Income from continuing operations before taxes	19,204	13,329	44.1%
Income taxes	6,566	2,788	135.5%

Net income from continuing operations	12,638	10,541	19.9%
Net income from discontinued operations, including gain on sale	682	559	22.0%

Net income	$13,320	$11,100	20.0%

Contract backlog, end of year	$395,000	$307,000	28.7%
Revenues. Our revenue increase of $29.9 million, or 14%, from 2005 to 2006 included a substantial increase in revenues from state highway work of $89.0 million, or 114%, to $166.3 million as we took advantage of the very strong bidding climate in this sector and the resultant increase in the proportion of state highway contracts in our backlog. In particular, we saw a near-tripling of revenues in the Dallas market, where we won several major contracts in early 2006, and also good growth in the San Antonio market. State highway contracts generally allow us to achieve greater revenue and gross profit production from our equipment and work crews, although on average the gross margins on this work are slightly lower than on our water infrastructure contracts in the municipal markets.
At the same time there was a decrease in our municipal revenues of $59.0 million, or 41.5% to $83 million.
The overall revenue expansion was facilitated by an increase of over two hundred employees in 2006, and a significant increase in our equipment fleet. The increase was achieved despite a generally wetter year in 2006 in most of our markets than in 2005, which adversely affected production rates, and the impact of some significant delays in starting certain contracts in the first three quarters of 2006, which were due to factors outside our control.
Gross Profit. The improvement in gross profits in 2006 was due principally to the increase in revenues, combined with the higher gross margins. This margin improvement was attributable principally to a better margin mix in backlog resulting from the improved bidding climate since 2004, and to efficiencies resulting from the higher revenue levels achieved in 2006. These factors overcame the negative impact on gross margins of the wetter weather in 2006 and the delay in starting certain contracts, as described above. They also helped offset the downward pressure on gross margins arising from the increased percentage of state highway work, from 39% in 2005 to 67% in 2006. In both years, we achieved a number of incentive awards upon the successful completion of contract milestones.
Contract Backlog. The $88 million increase in contract backlog in 2006 reflected the on-going broadening of our service platform and the generally good bidding environment in our markets, especially in the Dallas/Fort Worth area where our backlog expanded significantly during the year.

General and Administrative Expenses, Net of Other Income and Expense. The increase in general and administrative expenses, or G&A, in 2006 was principally due to higher employee expenses, including an increase in staff, increased stock-based compensation expense resulting from our higher share price in 2006, and higher legal and accounting fees. Despite these increases in G&A expenses in support of the growing business, our ratio of G&A expenses to revenue remained essentially unchanged from 2005 to 2006, at 4%.
Operating Income. The 2006 increase in operating income resulted principally from the higher revenues and gross margins, which led to an increase in operating margin from 6.7% to 7.2%.
Interest Expense Net of Interest Income. In 2006 we invested cash raised in our public stock offering on which we earned over $1.4 million of interest. In 2005, we paid $1.4 million of interest expense primarily on related party debt which was repaid in January 2006 from the proceeds of our public offering.
Income Taxes. In 2005 we recorded a reduction in the valuation allowance related to the deferred tax asset following management’s review of the likelihood that tax loss carryforwards would be substantially utilized in the future. This resulted in an effective tax rate of 21% in 2005. In 2006 we recorded a more normal tax charge at 34.2% of income.
Net Income From Continuing Operations. The 2006 increase in net income from continuing operations was the result of the various factors discussed above.
Effect of Income Tax Benefits. Although we have the benefit of significant NOL’s, which offset most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our recovery of the deferred tax asset are recorded in the income statement. Those adjustments resulted in a benefit of $1.4 million in 2005. Assuming an income tax rate of 34%, and disregarding adjustments to our deferred tax asset and other timing differences, net income would have been $8.8 million for 2005 so that, on a comparative basis, the net income level of $13.3 million for 2006 represents an increase of approximately 44%. Similarly, basic and fully diluted earnings from continuing operations per common share for 2005, reflecting an effective tax rate of 34%, would have been $1.13 and $0.92, respectively, for 2005. A reconciliation of reported net income for 2006 and 2005 to net income as if a 34% tax rate had been applied is set forth in the table below.

	2006	2005
	(Amounts in thousands
	except per -share data)
Income from continuing operations before income taxes, as reported	$19,204	$13,329
Provision for income taxes (assuming a 34% effective rate)	6,529	4,532

Net income from continuing operations as if a 34% rate had been applied	$12,675	$8,797

Basic income from continuing operations per common share	$1.20	$1.13
Diluted income from continuing operations per common share	$1.08	$0.92
Discontinued Operations, Net of Tax. Discontinued operations for 2006 and 2005 represent the results of operations of our distribution business, which was operated by Steel City Products, LLC. The increase in the net income of discontinued operations was primarily due to increases in gross margins from 16% in 2005 to 16.5% in 2006 through the date of sale.
The distribution business was sold on October 27, 2006. The Company recorded proceeds from the sale of approximately $5.4 million and paid $3.8 million to retire the revolving line of credit. The Company recorded a pre-tax gain on the sale of approximately $250,000 and recorded $128,000 in income tax expense related to that gain.

Fiscal Year Ended December 31, 2005 (2005) Compared with Fiscal Year Ended December 31, 2004 (2004).

	2005	2004	% Change
	(Dollar amounts in thousands)
Revenues	$219,439	$132,478	65.6%
Gross profit	23,756	13,261	79.1%
Gross margin	10.8%	10.0%	8.2%
General and administrative expenses	9,375	7,692	21.9%
Other income (expense)	284	(4)	720%

Operating income	14,665	5,565	163.5%
Operating margin	6.7%	4.2%	59.1%
Interest income	150	9	1,567%

Interest expense	1,486	1,465	(8.2%)
Income from continuing operations, before minority interest and taxes	13,329	4,109	224.4%
Minority interest	—	962	(100.0%)
Income taxes	2,788	(2,134)	N.M.

Net income from continuing operations	10,541	5,281	99.6%
Net income from discontinued operations	559	372	50.3%

Net income	$11,100	$5,653	96.4%

Contract backlog, end of year	$307,000	$232,000	32.3%
Revenues. The revenue increase from 2004 to 2005, which includes an increase in revenues from state highway work of $39.0 million, or 98%, to $77.4 million and an increase in municipal revenues of $48.7 million, or 52%, to $141.9 million was due to several factors, including:
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
General and Administrative Expenses, Net of Other Income and Expense. The increase in general and administrative expenses, or G&A, in 2005 was principally due to higher employee expenses, including an increase in staff, increased variable compensation resulting from our improved profits, and higher legal and accounting fees. Despite these increases in G&A expenses in support of the growing business, the significantly higher revenues in 2005 meant that the ratio of G&A expenses to revenue decreased from 6% in 2004 to 4% in 2005.
Operating Income. The 2005 increase in operating income and operating margin resulted from the higher gross margins and lower ratio of G&A expenses to revenues.
Interest Expense Net of Interest Income. The decrease in net interest expense in 2005 resulted from a $150,000 increase in interest income earned on higher cash balances.
Minority Interest. Because we acquired the remaining 19.9% of Sterling Houston Holdings, Inc. in December 2004, no minority interest expense was recorded in 2005.
Income Taxes. In both 2005 and 2004 we recorded a reduction in the valuation allowance related to the deferred tax asset following management’s review of the likelihood that tax loss carryforwards would be substantially utilized in the future. This resulted in an effective tax rate of 21% in 2005 and a tax benefit in 2004.
Net Income From Continuing Operations. The 2005 increase in net income from continuing operations was the result of the factors discussed above and resulted in the increase in basic and diluted income per common share from continuing operations.
Effect of Income Tax Benefits. Although we have the benefit of significant NOL’s, which offset most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our recovery of the deferred tax asset are recorded in the income statement. Those adjustments resulted in a benefit of $1.4 million in 2005 and $1.9 million in 2004. Assuming an income tax rate of 34%, and disregarding adjustments to our deferred tax asset and other timing differences, net income would have been $8.8 million for 2005 and $2.1 million for 2004, and on the same basis, basic and fully diluted earnings from continuing operations per common share would have been $1.13 and $0.92, respectively, for 2005 compared with $0.39 and $0.30, respectively, for 2004. A reconciliation of reported net income for 2005 and 2004 to net income as if a 34% tax rate had been applied is set forth in the table below.

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
Discontinued Operations, Net of Tax. Discontinued operations for 2005 and 2004 represent the results of operations of our distribution business, which was operated by Steel City Products, LLC. The increase in the net income of discontinued operations was primarily due to a 2% increase in sales in 2005 combined with an improvement in gross margins from 15% to 16%.
Historical Cash Flows
The following table sets forth information about our cash flows for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$28,466	$22,267	$3,449
Net cash provided by (used in) Continuing operations:
Operating activities	23,089	31,266	4,171
Investing activities	(52,358)	(10,972)	(5,809)
Financing activities	35,468	(1,476)	2,436
Discontinued operations
Operating activities	495	(294)	(977)
Investing activities	4,739	—	(34)
Financing activities	(5,357)	349	964
Supplementary information:
Capital expenditures	24,849	11,392	3,555
Working capital (at end of period)	62,874	18,354	16,052
Operating Activities.
Significant non-cash items included in operating activities for 2006 were:
•	depreciation and amortization, which totaled $7.0 million, an increase of $2.0 million from 2005, as a result of the continued increase in the size of our construction fleet;

•	tax expense, which increased by $4.0 million in 2006 due principally to the increase in operating income. In 2005 we recorded a reduction in the valuation allowance related to the deferred tax asset. Although we have the benefit of significant NOL’s which offset most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements, through an adjustment to the deferred tax asset. In addition, we accelerate the depreciation of our fixed assets for tax purposes. The significant additions to fixed assets in 2006 increased our deferred tax liability and certain other timing differences are recorded in the income statement; and

•	stock based compensation expense, which increased by $644,000 from 2005, resulting from grants in 2006 issued at significantly higher exercise prices due to an increase in our stock price over the year.
Significant components of the changes in working capital are as follows:
•	there was an increase of $1.0 million in costs and estimated earnings in excess of billings on uncompleted contracts in 2006 compared with a decrease of $3.7 million in 2005. These changes reflect timing differences as contracts progress;

•	billings in excess of costs and estimated earnings on uncompleted contracts increased by $7.9 million in 2006, while in 2005 there was an increase of $9.2 million. These changes principally reflect fluctuations in the timing and amount of mobilization payments to assist in the start-up on certain contracts;

•	trade payables decreased by $3.0 million in 2006 compared with an increase of $6.0 million in 2005, reflecting the strength of our cash position; and

•	contracts receivable increased by $7.9 million in 2006 and by $8.7 million in 2005, principally reflecting the revenue increase and related level of customer retentions.

Investing Activities.
Expenditures to expand our construction fleet were $24.6 million in 2006 compared with $11.4 million in 2005. The much enlarged contract backlog required a significant expansion and upgrade of our fleet in 2005 and 2006. In January 2006, we purchased certain assets of Rathole Drilling, Inc. in order to expand our construction capabilities and in 2006, we invested funds raised in our public sale of common stock in auction-rate securities.
Financing Activities.
The increase in cash provided by financing activities in 2006 was principally due to the sale of common stock to the public in January 2006, in which our net proceeds exceeded $27.0 million. In addition, we received proceeds of $0.9 million from the exercise of stock options and warrants. Funds received from the exercise of warrants by North Atlantic Smaller Companies Investment Trust plc, or NASCIT, and the exercise of options by employees and directors totaled $0.8 million during 2005 compared with option exercise proceeds of $0.4 million in 2004. In 2006 and 2005 we used approximately $12.4 million and $2.8 million, respectively, to pay long-term debt, which included payments on notes to related parties. During 2004, there was an increase in borrowings under the lines of credit of $2.5 million because capital expenditures, long-term debt repayments and working capital requirements exceeded cash provided by operations.
Liquidity
The level of working capital for our construction business varies due to fluctuations in the levels of costs and estimated earnings in excess of billings, and of billings in excess of cost and estimated earnings; the size and status of contract mobilization payments, of customer receivables and of contract retentions; and the level of amounts owed to suppliers and subcontractors. Some of these fluctuations can be significant. The significant increase in our working capital level in 2006 has been an important element in enabling us to expand our bonding facilities and therefore to continue to bid on larger and longer-lived projects. The Company believes that it has sufficient financial resources to fund its requirements for the next twelve months of operations.
Sources of Capital
In addition to cash provided from operations, we use our revolving lines of credit to finance working capital needs and capital expenditures.
Construction Business Revolver.
Our construction business has a revolving credit facility with Comerica Bank, or the Construction Business Revolver. In April 2006, we renewed our existing line of credit to extend the maturity date and to increase our borrowing capacity. The Construction Business Revolver has a maturity date of May 31, 2009 and is a collateral-based facility with total borrowing capacity, subject to a borrowing base, of up to $35.0 million. At December 31, 2006, $30.0 million in borrowings were outstanding under the Construction Business Revolver and we had unused availability of $5.0 million, in addition to cash and cash equivalents of $28.5 million and short-term investment securities available for sale of $26.0 million.
The Construction Business Revolver is secured by all of our construction business equipment and provides working capital financing for the operation of our construction business and to fund the acquisition of equipment. The Construction Business Revolver requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the line of credit. Borrowing interest rates are based on the bank’s prime rate or on a Eurodollar rate at the option of the Company. The interest rate on funds borrowed under the Construction Business Revolver during the year ended December 31, 2006 ranged from 7.25% to 8.25%. The Construction Business Revolver is subject to our compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, and debt leverage ratios. We were in compliance with all of these covenants at December 31, 2006. See Note 5 of Notes to Consolidated Financial Statements.

Steel City Products Revolver.
Steel City Products had a revolving credit facility with National City Bank of Pennsylvania. Proceeds from the sale of the distribution business were used to repay the $3.8 million outstanding balance as of the sale date and the revolving credit facility was cancelled. At December 31, 2005, $4.3 million was outstanding on the Steel City Products revolver which is included in the liabilities of discontinued operations held for sale on the consolidated balance sheet.
Other Debt
Related Party Notes.
Since 2001, certain directors, affiliates and members of management have from time to time and through various methods provided financing to help fund our expansion and operations. Principal and interest at the rate of 12% per annum were payable quarterly on these unsecured notes. In January 2006 we prepaid these notes in full from the proceeds of our common stock offering. See Note 14 of Notes to Consolidated Financial Statements.
Mortgages.
In 2001 we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston. The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2006 was 8.5% per annum, repayable over 15 years. This mortgage is cross-collateralized with a prior mortgage on the land and equipment repair facilities, which were purchased in 1998, in the original amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum. In addition, we have available to us a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of our office building and maintenance facilities.
Uses of Capital
Contractual Obligations.
The following table sets forth our fixed, non-cancelable obligations at December 31, 2006.

	Payments due by Period
		Less Than		4—5	More Than
	Total	One Year	1—3 Years	Years	5 Years
	(Amounts in thousands)
Construction Business Revolver	$30,000	$—	$30,000	$—	$—
Operating leases	3,504	1,010	2,024	470	—
Mortgages	782	123	248	146	265

	$34,286	$1,133	$33,272	$616	$265

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on our revolving line of credit is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates. In 2006 that interest was approximately $92,000. All other debt is expected to have future annual interest expense payments of approximately $60,000 in less than one year, $120,000 in one to three years, and $120,000 in four to five years.
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

Capital Expenditures.
Our capital expenditures during 2006 were $24.8 million and during 2005 were $11.4 million and consisted almost exclusively of expenditures to purchase heavy construction equipment. In 2007 we expect that our capital expenditure spending will be at similar levels to 2006.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements will not be material.
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
In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company’s analysis indicates that adoption of Interpretation 48 will not have a significant effect on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB 108 in November 2006 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.
The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007 and does not believe that the adoption will have a significant effect on its financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Changes in interest rates are our primary sources of market risk. At December 31, 2006, $30 million of our outstanding indebtedness was at floating interest rates. An increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $136,000 in 2006.
Item 8. Financial Statements and Supplementary Data.
      Financial statements start on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company’s management has concluded that, at December 31, 2006, the Company’s internal control over financial reporting is effective based on these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.
None
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors and Executive Officers
The following table sets forth the names and ages of each of the Company’s current directors and the positions they held on March 1, 2007:

				Year
				Term of
			Director	Office
Name	Position	Age	Since	Expires

Patrick T. Manning	Chairman of the Board of Directors & Chief Executive Officer	61	2001	2008
Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer, Director	61	2001	2008
Maarten D. Hemsley	Chief Financial Officer, Director	57	1998	2007
John D. Abernathy	Director	69	1994	2009
Robert W. Frickel	Director	63	2001	2009
Donald P. Fusilli, Jr.	Director	55	2007	2007
Milton L. Scott	Director	50	2005	2009
Christopher H. B. Mills	Director	54	2001	2007
David R. A. Steadman	Director	69	2005	2008
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
Joseph P. Harper, Sr. Mr. Harper has been employed by TSC since 1972. He was Chief Financial Officer of TSC for approximately 25 years until August 2004, when he became its Treasurer. In addition to his financial responsibilities, Mr. Harper has performed both estimating and project management functions. Mr. Harper has been a director and the Company’s President and Chief Operating Officer since July 2001, and in May 2006 was elected Treasurer. Mr. Harper is a certified public accountant.
Maarten D. Hemsley. Mr. Hemsley has been an employee in various capacities and/or a director of the Company and its predecessors since 1988. Mr. Hemsley served as President, Chief Operating Officer and Chief Financial Officer until July 2001, and currently serves as Chief Financial Officer. From January 2001 to May 2002, Mr. Hemsley was also a consultant to, and thereafter has been an employee of, JO Hambro Capital Management Limited, or JOHCM, which is part of JO Hambro Capital Management Group Limited, or JOHCMG, an investment management company based in the United Kingdom. Mr. Hemsley has served since 2001 as Fund Manager of JOHCMG’s Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II LLP investment fund. Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a U.S. public company that manufactures electronic controls for electric vehicles and other equipment, and of a number of privately-held companies in the United Kingdom. Mr. Hemsley is a Fellow of the Institute of Chartered Accountants in England and Wales.
David R. A. Steadman. Mr. Steadman is President of Atlantic Management Associates, Inc., a management services and investment group. An engineer by profession, he served as Vice President of the Raytheon Company from 1980 until 1987 where he was responsible for commercial telecommunications and data systems businesses in addition to setting up a corporate venture capital portfolio. Subsequent to that and until 1989, Mr. Steadman was Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of semiconductor production equipment. Mr. Steadman serves as Chairman of Brookwood Companies Incorporated, a major textile converter, dyer and finisher and as a director of Aavid Thermal Technologies, Inc., a provider of thermal management solutions for the electronics industry, both privately-held companies. Mr. Steadman also serves as Chairman of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls for electric vehicles and other equipment. Mr. Steadman is a Visiting Lecturer in Business Administration at the Darden School of the University of Virginia.
John D. Abernathy. Mr. Abernathy was Chief Operating Officer of Patton Boggs LLP, a Washington D.C. law firm, from January 1995 through May 2004 when he retired. He is also non-executive chairman of the board of Par Pharmaceutical Companies, Inc., an NYSE-listed company that manufactures generic and specialty drugs, and Neuro-Hitech, Inc., a development-stage drug company. Mr. Abernathy is a certified public accountant. In December 2005, Mr. Abernathy was elected Lead Director by the independent members of the Company’s Board of Directors.
Robert W. Frickel. Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a public accounting firm that provides audit, tax and consulting services primarily to companies in the construction industry. Prior to the founding of R.W. Frickel Company in 1974, Mr. Frickel was employed by Ernst & Ernst. Mr. Frickel is a certified public accountant.
Donald P. Fusilli, Jr. Mr. Fusilli was elected a director of the Company on March 14, 2007. Mr. Fusilli is an independent consultant. From May 1973 until September 2006, Mr. Fusilli served in a variety of capacities at Michael Baker Corporation, a public company listed on the American Stock Exchange that provides a variety of professional engineering services spanning the complete life cycle of infrastructure and managed asset projects. Mr. Fusilli joined Michael Baker Corporation as an engineer and over the course of his career rose to president and chief executive officer in April 2001. Since September 12, 2006 Mr. Fusilli has been an independent consultant providing strategic planning, marketing development and operations management services. Mr. Fusilli is a director of RTI International Metals, Inc., an NYSE-listed company that is a leading U.S. producer of titanium mill products and fabricated metal components. He holds a Civil Engineering degree from Villanova University, a Juris Doctor degree from Duquesne University School of Law and attended the Advanced Management Program at the Harvard Business School.

Milton L. Scott. Mr. Scott is currently an independent consultant to the energy industry. He was previously a consultant to Complete Energy Holdings, LLC, a company of which he was Managing Director until January, 2006 and which he co-founded in January, 2004 to acquire, own and operate power generation assets in the United States. From March 2003 to January 2004, Mr. Scott was a Managing Director of The StoneCap Group, an entity formed to acquire, own and operate power generation assets. From October 1999 to November 2002, Mr. Scott served as Executive Vice President and Chief Administrative Officer at Dynegy Inc., a public company that was a market leader in power distribution, marketing and trading of gas, power and other commodities, midstream services and electric distribution. From July 1977 to October 1999, Mr. Scott was with the Houston office of Arthur Andersen LLP, a public accounting firm, where he served as partner in charge of the Southwest Region Technology and Communications practice. Mr. Scott is currently the lead director and chairman of the audit committee of W-H Energy Services, an NYSE-listed company that is in the oilfield services industry.
Christopher H. B. Mills. Mr. Mills is a director of JO Hambro Capital Management Group Limited, or JOHCMG, an investment management company based in the United Kingdom. Prior to founding JOHCMG in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company, Invesco MIM, as an investment manager and director, from 1975 to 1993. He is the Chief Executive of North Atlantic Smaller Companies Investment Trust plc, which is a part of JOHCMG and a 6.23% holder of the Company’s common stock. Mr. Mills is a director of three U.S. public companies: Lesco, Inc., which manufactures and sells fertilizer and lawn products; NetBank, Inc., a financial holding company that operates a family of businesses focused primarily on consumer and small business banking as well as conforming mortgage lending; and W-H Energy Services, Inc., which is in the oilfield services industry. Mr. Mills also serves as a director of a number of public and private companies outside of the U.S. in which JOHCMG funds have investments.
In addition to Messrs. Manning, Harper and Hemsley, the only other executive officer of the Company is Roger M. Barzun, 65, who has been Vice President, Secretary and General Counsel since August 1991, was elected a Senior Vice President from May 1994 until July 2001 and again in March 2006. Mr. Barzun has been a lawyer since 1968 and is a member of the bar of New York and Massachusetts. Mr. Barzun also serves as general counsel to other corporations from time to time on a part-time basis.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s equity securities, or insiders, to file with the SEC reports of beneficial ownership of those securities and certain changes in beneficial ownership on Forms 3, 4 and 5 and to furnish the Company with copies of those reports.
Based solely upon a review of Forms 3 and 4 and amendments to them furnished to the Company during 2006, any Forms 5 and amendments to them furnished to the Company relating to 2006, and any written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to the Company’s insiders were satisfied except as follows:
In May 2006 Mr. Mills shared voting and investment power over 870,000 shares of the Company’s common stock with North Atlantic Smaller Companies Investment Trust plc, or NASCIT, of which he is chief executive officer. Mr. Mills failed to timely file a Form 4 covering seven sales by NASCIT between May 26 and June 6, 2006 of 113,856 shares in total. A Form 4 reporting these sales was filed with the SEC on July 21, 2006.
In November 2006 Mr. Mills failed to timely file a Form 4 covering three sales by NASCIT of a total of 74,744 shares of the Company’s common stock between November 20 and November 22, 2006. A Form 4 reporting these sales was filed with the SEC on November 27, 2006.
Code of Ethics
The Company has adopted a Code of Business Conduct & Ethics that complies with SEC rules. The

Code applies to all the officers and in-house counsel of the Company and its subsidiaries and is posted on the Company’s website at www.sterlingconstructionco.com.
The Audit Committee
The Company has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John D. Abernathy, Chairman, Milton L. Scott and David R. A. Steadman.
Each of the members of the Audit Committee is an independent director under the independence standards of both Nasdaq and the SEC. The Board of Directors has determined that each of Messrs. Abernathy and Scott is an audit committee financial expert. The independent members of the Board have appointed Mr. Abernathy Lead Director.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction. The Company has three executive officers whose compensation is required to be disclosed in the Summary Compensation Table for 2006, below. They are sometimes referred to in this Annual Report on Form 10-K as the named executive officers. They consist of the Chief Executive Officer, or CEO; the President and Chief Operating Officer, or COO; and the Chief Financial Officer, or CFO. From the early 1970’s until 2001, the CEO and COO were senior managers of TSC and its predecessors, privately-held companies in which they and their family members were the principal stockholders. The CFO has been an employee of the Company and its predecessors since 1988. The compensation of these officers is not policy-driven because they are few in number and because of their long tenure. Since July 2001, when the Company acquired a majority interest in TSC, the CEO and the COO have continued their former positions at TSC and have also filled similar positions at the Company. As a result, their compensation has been based on their prior compensation, the Company’s financial condition, and comparable compensation in the construction industry.
Compensation Objectives. The Company’s compensation objectives for the named executive officers, as well as for other management employees, is to provide them with a fair rate of pay for the work they do, to give them an incentive to make the Company financially successful, and to give them an incentive to remain with the Company.
Employment Agreements. Since the July 2001 acquisition of TSC, the Company has entered into successive multi-year employment agreements with its named executive officers. Their current agreements expire in July 2007. The material terms of those agreements are described below in this Item 11 under the heading Employment Agreements of Named Executive Officers. The Company believes that an employment agreement has the benefit of assuring the executive of continuity both as to his continued employment and the amount and elements of his compensation. An employment agreement gives the Company some level of assurance that the executive will remain with the Company and enables the Company to budget salary costs over the term of the agreement. In the case of each named executive officer, his salary remains unchanged during the term of his agreement. All elements of the cash compensation of the named executive officers are paid according to the terms of their agreements.
Elements of Compensation. As shown in the Summary Compensation Table for 2006, below, executive compensation has three main parts: a salary paid in cash, an annual cash incentive bonus plan, in which payment is contingent on the financial performance of the Company, and a long-term equity incentive that the Company provides through the award of options to purchase the Company’s common stock.
Salary is intended to reward executives for their current, day-to-day work. The cash incentive bonus is intended to be a reward for the executive’s contribution to the financial success of the Company in a given year. Awards of equity are intended to create a longer-term incentive for the executive to remain with the Company because the benefit is realized, if at all, over a multi-year period.
Levels of Compensation.
Salary. Because an executive’s salary is meant to reflect his value to the Company on a day-to-day basis, it is a fixed, predetermined element of his compensation. When the Compensation Committee reviews the level of an executive’s salary for a possible increase at the end of the term of his employment agreement, that review is based on two main factors: his prior salary and the salary range of executives in comparable companies at a comparable level of responsibility.
Compensation Committee members take an executive’s prior salary into account because they believe that it reflects the assessment of prior boards and/or compensation committees of the executive’s value to the Company. Compensation levels of comparable companies are obtained from industry trade publications such as the Pas, Inc. Executive Compensation Survey for Contractors. In addition, the Chairman of the Compensation Committee provides his knowledge of construction industry compensation levels gained in the course of the work of his accounting firm, which represents several construction companies in the Detroit area. The executives’ salaries are designed to fall within the range of comparable companies both as to salary and as to overall compensation. To date the Committee has not used compensation consultants.
Cash Incentive Bonus Plan. The level of compensation that an executive can earn under the cash incentive bonus plan is based on the Company’s attainment of financial goals for a given year in relation to the annual budget, which the Board of Directors has approved in advance. Financial performance that exceeds expectations can enable the CEO and COO to earn an additional bonus equal to, but not more than, his salary, a limitation that Committee members in their personal judgement based on their business experience believe is reasonable. The cash incentive bonuses plan has both fixed and discretionary parts. The cash incentive bonus plan does not have any portion based on the executive’s achievement of specific personal or individual goals or objectives because the Company has not believed that it is practical to try to distinguish on a year-to-year basis the relative contributions of the executive officers to the Company’s overall financial results. In the case of the CFO, whose employment agreement permits him to work on non-Company matters, the Compensation Committee takes into account, among other things, the amount of time during a given year he has devoted to non-routine tasks for the Company in awarding any discretionary portion of his bonus.
The amount of the cash incentive bonus in a given year, if any, is derived from a formula based on TSC’s, or in the case of Mr. Hemsley, the Company’s, annual budgeted earnings before payment of interest charges, taxes, and charges for depreciation and amortization, referred to as EBITDA. The amount of budgeted EBITDA for each year must be approved by the Board of Directors, which has a majority of directors who are not employees of the Company.
EBITDA is not a financial measure found in generally accepted accounting principles, or GAAP; it is calculated according to its definition in the named executive officers’ employment agreements by taking net income determined in accordance with GAAP for a given fiscal year and —
      adding back:
Interest expense for the period;
Depreciation and amortization expense for the period;
Federal and state income tax expense incurred for the period;
Any extraordinary items to the extent a negative number;
Any fees paid to non-employee directors;
All charges for overhead or similar non-operating expenses of the Company as TSC’s ultimate parent company; and

      subtracting:
Any extraordinary items to the extent a positive number; and
Interest income for the period.
Because Mr. Hemsley’s cash incentive bonus is based on the Company’s consolidated EBITDA, bonuses paid to other members of management are also deducted in the computation of the Company’s budgeted EBITDA, which is further adjusted for any material changes in the Company’s business that occur during the year, such as the sale of a part of the business.
Footnote (1) to the table of Grants of Plan-Based Awards for 2006, below, describes the formulas for the calculation of cash incentive bonuses and additional cash incentive bonuses. The formula was made part of the executives’ compensation agreements in 2001 when the Company acquired its majority interest in TSC. It was proposed by one of the major investors in the acquisition, among other things because the Company already had an operating subsidiary, Steel City Products. EBITDA was used as a measure of financial performance because it was the number over which the efforts of senior management had the most direct effect. Debt levels of the Company at the time of the acquisition were unrelated to the operations of TSC’s business, and income tax expenses were being offset by tax loss carryforwards. In addition, the success or lack of success of operating management did not directly affect the overhead expenses of the Company as the ultimate parent of TSC.
The cash incentive bonus plan has a discretionary element that comes into effect if EBITDA exceeds a predetermined percentage of budgeted EBITDA. In exercising this discretion, members of the Compensation Committee use their personal judgement of appropriate amounts after taking into account information about the executive’s work during the year, his past compensation, his perceived contribution to the Company generally, his level of responsibility, and any notable individual achievements or failings in the year in question.
The Compensation Committee authorizes the payment of incentive bonuses and, if applicable, makes any decisions on discretionary amounts, when the results for the year in question are known, typically in March of the following year. Bonuses for 2006 were approved in March, 2007. The 2006 EBITDA level achieved was sufficient to earn the executives their fixed cash incentive bonuses. However, because 2006 EBITDA fell between 110% of budgeted EBITDA, the level for earning the minimum additional cash incentive bonus, and 130% of budgeted EBITDA, the level for earning the maximum additional cash incentive bonus, the Committee was required under the executives’ employment agreements to exercise its discretion in determining the amount of additional cash incentive bonuses to award between the minimum and the maximum. In exercising that discretion, members of the Committee considered the fact that 2006 EBITDA missed the target for the maximum bonus by only four percentage points; the overall management of the Company during 2006 by senior executives; and the Company’s notable financial achievements during the year. The Committee approved additional cash incentive bonuses at 90% of the maximum that could have been awarded under the employment agreements. The Summary Compensation Table for 2006, below, shows the total 2006 cash incentive bonuses of each named executive officer.
When the executives’ current employment agreements expire in July 2007, the Compensation Committee plans to use one or more GAAP financial measures for cash incentive bonuses that reflect the performance of the Company as a whole.
Equity Incentive Plan. The award of an option to buy the Company’s common stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market. Because the recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company.
The Company calculates the value of a stock option award on the date of its grant under accounting requirements that involve the use of a complex formula consisting of estimates about the Company,

its stock price and the likelihood of the option holder forfeiting the stock option. In 2003 the Company voluntarily started to record the value of stock option awards as an expense incurred by the Company like any other expense, such as salaries. As a result, in considering the size of a stock option award, the Compensation Committee takes into account both the value of the award to the recipient and the corresponding accounting cost to the Company. In 2006 recording stock option awards as an expense was required of all companies under Financial Accounting Standard No. 123 (revised 2004), or FAS 123R. The dollar amount shown in the Summary Compensation Table for 2006, below, for stock option awards is the value of the options computed under FAS 123R.
When the current employment agreements of Messrs. Manning and Harper were negotiated in July 2004, they each agreed to receive stock option awards in place of some of their salary to save the Company cash. To accomplish this, their employment agreements provide for annual stock option awards that are larger than would have otherwise been made and the Company has awarded smaller additional stock options to them when stock option awards were made to other management employees.
Other Compensation. The only other forms of compensation of the executive officers are health and other benefits made available to all salaried employees and the so-called perquisites shown in the Summary Compensation Table for 2006, below, in the column labeled All Other Compensation. A detailed description of the perquisites is shown in footnote 3 to the table. The car allowances and the payment of expenses of commuting to work for Messrs. Manning and Harper reflect the fact that they use their own automobiles for business purposes, such as visiting construction sites, attending meetings with customers and providing transportation to out-of-town business colleagues. The Company pays Messrs. Manning’s and Harper’s country club dues because the clubs are often used for business purposes and as accommodation for out-of-town business colleagues. The payment of Mr. Hemsley’s term life insurance and long-term disability insurance premiums is a benefit that has been provided to him by the Company for many years and is continued because of that fact. Mr. Harper’s 18 weeks of vacation is carried over from his prior employment agreement in which his vacation time increased over three years to eighteen weeks in contemplation of his possibly reducing his time commitment to the Company. In practice, however, with the rapid growth of the business, Mr. Harper has elected not to take all of that vacation time.
Overall Compensation Levels. As with salary, the Company attempts to provide its executives with a total compensation package that is comparable to their peers in the industry and that the members of the Compensation Committee believe in their personal judgement based on their business experience is fair and appropriate for the executive’s level of responsibility and contribution to the Company. In the case of Mr. Hemsley, his compensation is also based on the fact that he is not a full-time employee.
The Company considers any payments made under the cash incentive bonus plan and any value realized from stock option awards to have been earned in the calendar year for which they were paid or realized. The Company takes prior compensation from these sources into account when considering whether future compensation should be increased or maintained at the then current level.
The Company does not have any policy on equity ownership by senior executives, primarily because in most cases they already have significant ownership positions.
Stock Option Exercise Price and Fair Market Value. The agreement covering the Company’s acquisition of TSC required the Company to award stock options promptly after the closing of the purchase in July 2001 to certain management employees who were stockholders of TSC, including Messrs. Manning and Harper. Following those grants, the Compensation Committee has met annually on or about the anniversary of these awards to consider the further award of stock options. These meetings have been combined with the third regularly-scheduled quarterly Board meeting at which the Company’s second quarter Form 10-Q is reviewed and approved for filing.

Although it has not adopted a formal, written policy on the subject, the Company has always set the exercise price of stock options at the fair market value on the date of the award. Until recently, the Company’s custom and practice was to treat the closing price of the common stock on the trading day immediately preceding the date of the meeting at which a stock option award was approved as the fair market value. These meetings were typically scheduled weeks in advance.
Beginning with the stock option awards made in August 2006, the Company has treated the closing price on the date of the meeting at which a stock option award is approved as the fair market value.
To the extent permissible under applicable tax laws and regulations, stock option awards to employees are intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code. The compensation paid to the named executive officers is not expected to exceed the limits on deductibility imposed by Section 162(m) of the Internal Revenue Code.
The Compensation Committee or the Board of Directors makes the final determination of the compensation of the named executive officers. However, the Committee discusses his compensation with each of the named executive officers in advance of making a decision.
Summary Compensation Table for 2006
The following table sets forth all compensation awarded to, earned by, or paid to, the Company’s principal executive officer and its principal financial officer for 2006. The table also shows the compensation of the Company’s President, who is the only other executive officer whose compensation for 2006 exceeded $100,000. These executive officers are not compensated for their service on the Board of Directors. The Company pays compensation to these executive officers according to the terms of their employment agreements, which are described below in detail under the heading Employment Agreements of Named Executive Officers. The amounts include any compensation that was deferred by the executive through contributions to his defined contribution plan account under Section 401(k) of the Internal Revenue Code. All amounts are rounded to the nearest dollar.

				Non-Equity
Name			Option	Incentive Plan	All Other
and		Salary	Awards(1)	Compensation(2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(3)	($)

Patrick T. Manning Chairman of the Board & Chief Executive Officer (principal executive officer)	2006	$240,000	$82,883	$341,000	$38,950	$702,833

Joseph P. Harper, Sr. President, Treasurer & Chief Operating Officer	2006	$235,800 *	$82,883	$318,500	$21,150	$658,333

Maarten D. Hemsley Chief Financial Officer (principal financial officer)	2006	$129,808	$22,862	$117,500	$12,350	$282,520

*	This includes $20,800 paid to Mr. Harper for foregoing approximately five weeks of the vacation he is entitled to under his employment agreement.

(1)	The value of these stock option awards is the total dollar cost recognized by the Company of the award in 2006 for financial reporting purposes in accordance with FAS 123R. No amounts earned by the executive officers have been capitalized on the balance sheet for 2006. The cost does not reflect any estimates made for financial statement reporting purposes of forfeitures by the executive officer related to service-based vesting conditions.

The valuation of these options was made on the equity valuation assumptions described in Note 10 of Notes to Consolidated Financial Statements. None of the awards has been forfeited. For a description of the basis on which these stock options were awarded and their full grant date fair market value, see the table of Grants of Plan-Based Awards for 2006, below.

(2)	Cash incentive bonuses were calculated and approved by the Company’s Compensation Committee in March 2007. The amounts are determined in part by the application of a formula found in the employment agreement of each executive officer and in part by the Compensation Committee exercising its discretion as to the amount of additional cash incentive bonus within the range provided for in the employment agreements. For a description of the formula and its application, see footnote (1) to the table of Grants of Plan-Based Awards for 2006, below, under the heading Non-Equity Incentive Plan Awards.

(3)	A breakdown of the amounts in the All Other Compensation column is set forth in the following table. The dollar amounts indicated is the cost of the item to the Company.

Type of Other Compensation	Mr. Manning	Mr. Harper	Mr. Hemsley

Car allowance	$8,400	$8,400	—
Expenses of commuting to work	$2,500	$1,800	—
Country club dues	$25,000	$4,500	—
Company contribution to 401(k) plan account	$3,050	$6,450	$7,500
Long-term disability insurance premium	—	—	$4,502
Term life insurance premium	—	—	$348

Grants of Plan-Based Awards for 2006
The following table shows each grant under a Company plan of an award for 2006 to an executive officer named in the Summary Compensation Table for 2006, above. The Company did not award any SAR’s, stock, restricted stock, restricted stock units, or similar instruments to any of the named executive officers in 2006.

					All Other
					Option		Grant
					Awards:	Exercise	Date
					Number of	or Base	Fair
		Estimated Future Payouts			Securities	Price of	Value of
		Under Non-Equity Incentive			Underlying	Option	Option
	Grant	Plan Awards(1)(2)			Options(3)	Awards (4)	Awards(5)
Name	Date	($)			(#)	($/sh)	($)
		Threshold	Target	Maximum

Patrick T. Manning	7/18/2006	$125,000	$24,000 to $240,000	$240,000	10,000	$24.96	$163,300
	8/08/2006				1,000	$25.21	$16,440

Joseph P. Harper, Sr.	7/18/2006	$125,000	$21,500 to $215,000	$215,000	10,000	$24.96	$163,300
	8/08/2006				1,000	$25.21	$16,440

Maarten D. Hemsley	7/18/2006	$50,000	$50,000	$125,000	2,800	$24.96	$45,724

(1)	Messrs. Manning and Harper Non-Equity Incentive Plan Awards.

Under his employment agreement, each of Messrs. Manning and Harper is entitled to an annual bonus of $125,000 for any fiscal year during the term of the agreement in which TSC achieves 75% or more of its budgeted EBITDA. This is the Threshold listed in the table since if the 75% is not achieved, no incentive payment is earned.

An additional cash incentive bonus is payable if TSC’s EBITDA for a given year exceeds the amount budgeted by at least 10%. If TSC’s EBITDA for a given year exceeds the amount budgeted by between 10% and 30%, the amount of the additional cash incentive bonus is in the discretion of the Compensation Committee of the Board of Directors, but may not be less that 10% of the executive’s base salary or more than 100% of his base salary. This is the Target listed in the table.

If TSC’s EBITDA for a given year exceeds the amount budgeted by more than 30%, the maximum additional cash incentive bonus is required to be paid. This is the Maximum listed in the table.

Certain officers of TSC’s general partner, Sterling General, Inc., or SGI, are entitled to cash incentive bonuses based on the same formulas described above. The employment agreements of Messrs. Manning and Harper provide that the additional cash incentive bonuses that can be paid them and to those SGI officers together cannot exceed 30% of the amount by which TSC’s EBITDA exceeds the budgeted EBITDA.

(2)	Mr. Hemsley’s Non-Equity Incentive Plan Awards. Under his employment agreement, Mr. Hemsley is entitled to a bonus of $50,000 for any year during the term of his agreement in which the Company on a consolidated basis achieves 75% or more of its budgeted EBITDA. The amount of any additional cash incentive bonus up to a maximum of $75,000 is in the discretion of the Compensation Committee of the Board of Directors. In exercising their discretion, members of the Compensation Committee are to consider the Company’s consolidated financial results for the year in question, the number of non-routine business transactions to which Mr. Hemsley devoted substantial time during the year and such other matters they consider relevant.

(3)	Stock Option Awards. The stock option awards in this column were all granted under the Company’s 2001 Stock Incentive Plan. In addition to the vesting dates of these options described below, they vest in full if there is a change in control of the Company.

The July 18, 2006 Stock Option Awards.
•	The employment agreements of the executive officers provided for the grant of these stock options on this date, which was the second anniversary of the date of the agreement.

•	Each option has a five-year term and vests, or becomes exercisable, in full on July 18, 2007, which is the date that each of the employment agreements expires if it is not extended by the Company.

•	The exercise or purchase price of the shares subject to these stock options was the fair market value of the common stock on the closing price of the common stock on the Nasdaq National Market on the trading day immediately preceding the date of grant, the custom and practice of the Company for many years. The executives’ employment agreements are described in detail under the heading Employment Agreements of Named Executive Officers, below.
•	If the executive officer’s employment is terminated by the Company for cause, which is defined in the stock option agreement, or for good cause, which is defined in his employment agreement, all of his options immediately terminate.

•	If the executive officer’s employment terminates for any other reason, the officer, his personal representative or a permitted transferee of the officer (depending on the circumstances of his termination) may exercise the option from the date it becomes exercisable through its expiration date.
The August 8, 2006 Stock Option Awards.
•	These stock options were awarded by the Compensation Committee in the exercise of its discretion on the date that stock options were awarded to other officers and employees of the Company.

•	Each option has a sixty-one-month term and vests, or becomes exercisable, in five substantially equal installments on each of the first five anniversaries of the date of the grant.

•	The exercise or purchase price of the shares subject to these stock options is the closing price of the Company’s common stock on August 8, 2006, which was the date of the meeting of the Compensation Committee at which the stock options were approved.

•	If the officer’s employment terminates by reason of his permanent disability or death, or if he dies within three months after he ceases to be an employee, then the officer, his legal representative, his estate, or his beneficiaries (depending on the circumstances of the termination) may exercise the option for a period of one year or until the option’s expiration date, whichever comes first, but only for the number of shares that had become exercisable on the date his employment terminated.

•	If the officer’s employment is terminated for cause, which is defined in the option agreement, or for good cause, which is defined in his employment agreement, all of his options immediately terminate.

•	If the officer’s employment terminates for any other reason, he may exercise the option for a period of ninety days after his employment terminates or until the expiration date of the option, whichever comes first, but only for the number of shares that had become exercisable on the date his employment terminated.
(4)	Establishing the Option Exercise Price. Before August 2006, the Company as a matter of custom and practice used the closing price of its common stock on the trading day immediately preceding the date an option was approved as the grant date market value. Granting a stock option with an exercise price equal to the fair market value on the date of grant is required if the option holder is to receive the tax benefits of Section 422 of the Internal Revenue Code. Using the closing price immediately preceding the approval date of the grant satisfied this requirement.

Had the Company used the closing price of the common stock on July 18, 2006 as the fair market value rather than the closing price on the immediately preceding trading day, the exercise price would have been twenty-four cents per share more.

In view of the recently heightened sensitivity of the investing public to the establishment of the exercise price of employee stock options, since July 2006, the Company’s policy has been to use the closing price of the common stock on the date of the meeting at which a stock option award is approved as the option’s per-share exercise price.

(5)	The grant date fair value is the value computed for financial reporting purposes in accordance with FAS 123R. The valuation was made on the equity valuation assumptions described in Note 10 of Notes to Consolidated Financial Statements.
Employment Agreements of Named Executive Officers
Each of Messrs. Manning and Harper is an executive officer of both the Company and its wholly-owned subsidiary, Sterling General, Inc., or SGI, which in turn is the general partner of the Company’s construction business, TSC. Mr. Hemsley is an executive officer of the Company and a director of SGI.
Messrs. Manning, Harper and Hemsley are compensated under similar employment agreements that expire on July 18, 2007. Features of these agreements are included above under the headings Compensation Discussion and Analysis, Summary Compensation Table for 2006, and Grants of Plan-Based Awards for 2006. The following discussion describes material features of those agreements not discussed elsewhere in this Item 11.

Under the agreements, the executive may resign his employment at any time by giving the Company 180 days’ notice. After July 18, 2007, assuming the executive has not given the Company a notice of resignation, the Company may continue the executive’s agreement for successive one-year terms by giving him 90 days’ notice before the July 18, 2007 expiration date and after that, 90 days before the expiration of each following one-year extension. If at the end of the initial term or of any one-year extension the Company does not give a notice to extend the agreement, the executive may terminate his employment for good reason, a defined term in the agreement. For a description of the different circumstances in which the executive’s employment may terminate and the consequences of termination, see the section below entitled Potential Payments Upon Termination or Change-in-Control.
The following table describes the material financial features of each of the employment agreements.

	Mr. Manning	Mr. Harper	Mr. Hemsley

Base Salary	$240,000	$215,000	$135,000
Threshold Cash Incentive Bonus(1)	$125,000	$125,000	$50,000
Maximum Additional Cash Incentive Bonus(1)	$240,000	$215,000	$75,000
Annual Option Grant (Shares) (2)	10,000	10,000	2,800
Vacation Time	8 weeks	18 weeks*	Not specified
Benefits Paid by the Company(3)
Car Allowance	$700/month	$700/month	No
Country Club Dues	Yes	Yes	No
Payment of Commuting Expenses	Yes	Yes	No
Company-Paid Long-Term Disability Insurance	No	No	$7,500/month benefit
Company-Paid Term Life Insurance	No	No	$100,000 death benefit

*	Mr. Harper is entitled to take 18 weeks of vacation each year. He may take additional vacation by forfeiting salary at the rate of $4,000 per week and he may forfeit his vacation time and be paid for it at the rate of $4,000 per week. In 2006, Mr. Harper took approximately thirteen weeks of vacation and was paid $20,800 for the approximately five weeks not taken. That amount is included as part of his 2006 salary in the Summary Compensation Table for 2006, above.

(1)	This cash incentive bonus is based on the financial performance of the Company. The calculation of the cash incentive bonus and the additional cash incentive bonus is described in detail in footnote (1) to the table of Grants of Plan-Based Awards for 2006, above, in this Item 11. The cash incentive bonus plan is also discussed above in this Item 11, under the heading Compensation Discussion and Analysis — Cash Incentive Bonus Plan.

(2)	The terms of these stock options, which each have a July 18 grant date, are described above in this Item 11 in footnote (3) to the table of Grants of Plan-Based Awards for 2006. Option grants are also discussed above in this Item 11, under the heading Compensation Discussion and Analysis — Equity Incentive Plan.

(3)	For the cost of these benefits in 2006, see footnote (3) of the Summary Compensation Table for 2006, above.

Outstanding Equity Awards at December 31, 2006
The following table shows certain information concerning unexercised stock options and stock options that have not vested and that were outstanding on December 31, 2006 for each executive officer named in the Summary Compensation Table for 2006, above. No stock awards have been made to the named executive officers.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option	Option	Vesting
	(#)	(#)	Price/Share	Grant	Expiration	Date
Name	Exercisable	Unexercisable	($)	Date	Date	Footnotes

Patrick T. Manning	—	1,000	$25.21	8/08/2006	9/08/2011	(1)
	—	10,000	$24.96	7/18/2006	7/18/2011	(2)
	300	1,200	$16.78	8/12/2005	9/12/2010	(1)
	—	10,000	$9.69	7/18/2005	7/18/2010	(2)
	1,400	2,100	$3.10	8/12/2004	8/12/2014	(1)
	—	10,000	$3.10	8/12/2004	8/12/2009	(2)
	2,100	1,400	$3.05	8/20/2003	8/20/2013	(1)
	2,800	700	$1.725	7/24/2002	7/24/2012	(1)
	3,700	—	$1.50	7/23/2001	7/23/2011	(1)

Joseph P. Harper, Sr.	—	1,000	$25.21	8/08/2006	9/08/2011	(1)
	—	10,000	$24.96	7/18/2006	7/18/2011	(2)
	300	1,200	$16.78	8/12/2005	9/12/2010	(1)
	—	10,000	$9.69	7/18/2005	7/18/2010	(2)
	2,334	1,166	$3.10	8/12/2004	8/12/2014	(3)
	—	10,000	$3.10	8/12/2004	8/12/2009	(2)
	3,500	—	$3.05	8/20/2003	8/20/2013	(3)
	3,500	—	$1.725	7/24/2002	7/24/2012	(3)
	3,700	—	$1.50	7/23/2001	7/23/2011	(1)

Maarten D. Hemsley	—	2,800	$24.96	7/18/2006	7/18/2011	(2)
	—	2,800	$9.69	7/18/2005	7/18/2010	(2)
	3,750	1,250	$3.10	8/12/2004	8/12/2014	(4)
	75,000	—	$0.875	1/13/1998	10/27/2013	(5)
	100,000	—	$2.75	4/29/1994	2/11/2010	(6)
	28,424	—	$2.75	6/29/1991	6/13/2007	(7)

Vesting of Stock Options. If there is a change-in-control of the Company, all the stock options then held by a named executive officer become exercisable in full. Absent a change in control of the Company, the options listed above vest as follows:
(1)	This option vests in equal installments on the first five anniversaries of its grant date.

(2)	This option vests in a single installment on July 18, 2007.

(3)	This option vests in equal installments on the first three anniversaries of its grant date.

(4)	This option vests in equal installments on the grant date and the first three anniversaries of its grant date.

(5)	This option vested in a single installment on December 18, 1998.

(6)	This option vested in equal installments on the grant date and the first four anniversaries of its grant date.

(7)	This option vested in a single installment on its grant date.

Option Exercises and Stock Vested for 2006
The following table contains information on an aggregated basis about each exercise of a stock option during 2006 by each of the executive officers named in the Summary Compensation Table for 2006, above. No stock awards have been granted to an executive officer named in the Summary Compensation Table for 2006, above.

Option Awards
	Number of Shares Acquired	Value Realized Upon
	on Exercise	Exercise(1)
Name	(#)	($)

Patrick T. Manning	—	—
Joseph P. Harper, Sr.	—	—
Maarten D. Hemsley	233,000	$5,246,480

(1)	SEC regulations define the “Value Realized Upon Exercise” is the difference between the market price of the shares on the date of the purchase, and the exercise or purchase price of the option shares, whether or not the shares are sold, or if they are sold, whether or not the sale occurred on the date of the exercise.
Potential Payments Upon Termination or Change-in-Control
The following table describes the payment and other obligations of the Company and the named executive officer if there is a termination of his employment or a change in control of the Company. If the executive had been terminated on December 31, 2006, the payments to him (in monthly installments) would have been be $12,000 or $24,000 depending on whether the payments were required to be made for twelve months or twenty-four months.

Event		Payment and/or Other Obligations*

Termination by the Company without good cause(1)	The Company must —

	•	Give the executive 180 days notice of termination.

	•	Continue to pay the executive his base salary(2) for the balance of the term of his employment agreement or for one year, whichever period is longer.

	•	Pay the executive an additional $1,000 per month for one year.

The executive may —

	•	accept the additional $1,000/month payment, in which case he may not compete with the Company or solicit its customers or employees during the one-year period, or

	•	decline any post employment payments by the Company, in which case he is not prohibited from competing with the Company or soliciting its customers or employees.

	•	The executive’s options continue to be exercisable for varying periods depending on the terms of the option agreement.

Termination by the Company for good cause(1)	The executive is prohibited from competing with the Company or soliciting its customers or employees for two years, during which period the Company must pay the executive $1,000 a month.
All of the executive’s stock options terminate.

Termination by the executive for good reason(1)	The Company must —

	•	Continue to pay the executive his base salary for the

Event	Payment and/or Other Obligations*

remaining term of his agreement, but in no event for less than twelve additional months.

• Pay the executive an additional $1,000 per month for one year, during which time he is prohibited from competing with the Company or soliciting its customers or employees.

Termination by the executive without good reason(1)	The Company is only obligated to pay the executive $1,000 a month for two years during which period he is prohibited from competing with the Company or soliciting its customers or employees.

A change in control of the Company or the execution by the Company of any agreement that will result in a change in control that is not consented to in writing by the executive before the change in control is completed.	All the executive’s stock options become exercisable in full.

The executive may elect by written notice to the Company to terminate his employment agreement and his employment. If he does so, the executive is not thereafter prohibited from competing with the Company or soliciting its customers or employees and the Company is not required to make any monthly payment to him.

The Company is obligated to pay the executive any bonus earned but not yet paid.

*	In all events, the Company is required to pay the executive his accrued but unpaid salary through the date of termination, as required by law.

(1)	The terms good reason and good cause are defined in the agreement and generally mean either a breach of the terms of the agreement or what is commonly referred to as cause in employment matters, such as gross negligence, dishonesty, insubordination, inadequate performance of responsibilities after notice and the like.

(2)	Any obligation of the Company to continue to pay the executive his base salary after termination of his employment ceases if the executive breaches his obligation under the agreement not to disclose confidential information of the Company or any obligation he has under the terms of the termination not to compete with the Company or solicit its customers or employees. The executives’ base salaries are set forth above under the heading Employment Agreements of Named Executive Officers.
Director Compensation for 2006
Directors who are employees of the Company, namely Messrs. Manning, Harper and Hemsley (the named executive officers) are not paid additional compensation for serving on the Board of Directors. The following table contains information concerning the compensation for 2006 of directors who are not officers or employees of the Company. All dollar numbers are rounded to the nearest dollar.

	Fees Earned
	or Paid in	Stock
	Cash(1)	Awards(1)(2)(3)	Total(1) 4)
Name	($)	($)	($)

John D. Abernathy (Lead director)	$32,300	$23,333	$55,633
Chairman of the Audit Committee Member of the Compensation Committee Member of the Corporate Governance & Nominating Committee

Robert W. Frickel	$18,800	$23,333	$42,133
Chairman of the Compensation Committee

Donald P. Fusilli, Jr.*	—	—	—

Christopher H. B. Mills	$11,750	$23,333	$35,083

	Fees Earned
	or Paid in	Stock
	Cash(1)	Awards(1)(2)(3)	Total(1) 4)
Name	($)	($)	($)

Milton L. Scott	$19,800	$23,333	$43,133
Member of the Audit Committee Member of the Compensation Committee Member of the Corporate Governance & Nominating Committee

David R. A. Steadman	$25,500	$23,333	$48,833
Chairman of the Corporate Governance & Nominating Committee Member of the Audit Committee

*	Mr. Fusilli was elected to the Board on March 14, 2007 as the third Class I director and therefore earned no fees in 2006.

(1)	The fees and awards for 2006 are based on the standard compensation arrangements for directors adopted by the Corporate Governance & Nominating Committee on May 10, 2006 and are as follows:

Annual Fees
Annual Fees	Each Non-Employee Director
$7,500
An award (on the date of each Annual Meeting of Stockholders) of restricted stock that has an accounting income charge under FAS 123R limited to $35,000 per grant.*

Additional Annual Fees for Committee Chairmen
Chairman of the Audit Committee	$7,500
Chairman of the Compensation Committee	$2,500
Chairman of the Corporate Governance & Nominating Committee	$2,500

Meeting Fees
In-Person Meetings	Per Director Per Meeting
Board Meetings	$1,500

Committee Meetings
Audit Committee Meetings
on the same day as a Board meeting	$1,000
on a day other than a Board meeting day	$1,500
Other Committee Meetings
on the same day as a Board meeting	$500
on a day other than a Board meeting day	$750

Telephonic Meetings (Board & committee meetings)
One hour or longer	$1,000
Less than one hour	$300

*	The shares awarded are restricted because they may not be sold, assigned, transferred, pledged or otherwise disposed of until the restrictions expire. The restrictions for the May 10, 2006 grant expire on the day before the 2007 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company. The shares are forfeited if before the restrictions expire, the director ceases to be a director other than because of his death or disability.

(2)	The value of these stock awards is the total dollar cost recognized from the award in 2006 for financial reporting purposes in accordance with FAS 123R. No amounts earned by a director have been capitalized on the balance sheet for 2006. The cost does not reflect any estimates made for financial statement reporting purposes of future forfeitures by the executive officer related to service-based vesting conditions. The valuation of these options was made on the equity valuation assumptions described in Note 10 of Notes to Consolidated Financial Statements. None of the awards has been forfeited.

(3)	The following table shows for each non-employee director the grant date fair value of each stock award that has been expensed, the aggregate number of shares of stock awarded and the number of shares underlying stock options that were outstanding on December 31, 2006.

		Securities Underlying		Grant Date Fair
		Option Awards	Aggregate Stock	Value of Stock
		Outstanding	Awards Outstanding	and
		at December 31, 2006	at December 31, 2006	Option Awards
Name	Grant Date	(#)	(#)	($)

John D. Abernathy	5/1/1997	3,000		†
	1/13/1998	65,000		†
	5/1/1998	3,000		†
	5/1/1999	3,000		†
	5/1/2000	3,000		†
	5/1/2001	1,666		†
	7/23/2001	12,000		57,600
	5/19/2005	5,000		27,950
	5/10/2006		1,207	34,991

Total		95,166	1,207	N/A

Robert W. Frickel	7/23/2001	12,000		57,600
	5/19/2005	5,000		27,950
	5/10/2006		1,207	34,991

Total		17,000	1,207	120,541

Donald P. Fusilli, Jr.	—	—	—	—

Christopher H. B. Mills	5/19/2005	5,000		27,950

	5/10/2006		1,207	34,991

Total				62,941

Milton L. Scott	5/10/2006		1,207	34,991

David R. A. Steadman	5/19/2005	5,000		27,950
	5/10/2006		1,207	34,991

Total				62,941

†	These options were not expensed.

(4)	During 2006, none of the non-employee directors received any other compensation for any service provided to the Company. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and Board committees. Directors living outside of North America, currently only Mr. Mills, have the option of attending regularly-scheduled in-person meetings by telephone, and if they choose to do so, they are paid an attendance fee as if they had attended in person.
Compensation Committee Interlocks and Insider Participation
During 2006, Robert W. Frickel (Chairman), John D. Abernathy and Milton L. Scott served on the Compensation Committee. None of the Compensation Committee members is or has been an officer or employee of the Company. Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm that performs certain accounting and tax services for the Company. In 2006, the

Company paid or accrued for payment to R.W. Frickel Company approximately $57,500 in fees. The Company estimates that during 2007, the fees of R.W. Frickel Company will be approximately the same as in 2006.
None of the Company’s executive officers served as a director or member of the compensation committee, or any other committee serving an equivalent function, of any other entity that has an executive officer who is serving or during 2006 served as a director or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth above in this Item 11. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by the members of the Compensation Committee on March 15, 2007
Robert W. Frickel, Chairman
John D. Abernathy
Milton L. Scott
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table contains information at December 31, 2006 about compensation plans (including individual compensation arrangements) under which the Company has authorized the issuance of equity securities.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans, excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:	752,454	$5.87	442,545
Equity compensation plans not approved by security holders:	28,424 (1)	$2.75	- 0 -

Total:	1,223,423	$5.61	442,545

(1)	These shares are subject to purchase under a currently outstanding individual stock option grant that is one of a total of eight stock option grants made in August 1991 to certain persons who were then directors of the Company. The grants were not approved by stockholders. This stock option is fully exercisable at $2.75 per share and expires on June 13, 2007. The holder of this stock option remains a director of the Company.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information at March 1, 2007 about the beneficial ownership of shares of the Company’s common stock by each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of common stock and by each director; the executive officers named above in Item 11.— Executive Compensation, under the heading Summary Compensation Table for 2006; and all directors and executive officers as a group. None of the shares are pledged as security. The Company has no other class of equity securities outstanding.

Based on information furnished by the beneficial owners, the Company believes that they have sole investment and voting power over the shares of common stock shown as beneficially owned by them, except as stated otherwise in the footnotes.
Rule 13d-3(d)(1) of the Exchange Act requires that the percentages listed in the following table assume for each person or group the acquisition of all shares that the person or group could acquire within sixty days of March 1, 2007, for instance by the exercise of a stock option, but not the acquisition of the shares that could be acquired in that period by any other person or group listed.
Except for Mr. Mills and the entities listed below, the address of each person listed below is the address of the Company.

	Number of
	Outstanding
	Shares of		Shares Subject	Total
	Common Stock		to	Beneficial	Percent
Name and Address of Beneficial Owner	Owned		Purchase*	Ownership	of Class

North Atlantic Smaller Companies Investment Trust plc (or NASCIT) c/o North Atlantic Value LLP, Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	681,400	(1)	—	681,400	6.23%

North Atlantic Value LLP (or NAV) Court, 14 Ryder Street, London SW1Y 6QB, England	681,400	(1)	—	681,400	6.23%

Dreman Value Management, LLC Harborside Financial Center Plaza 10, Suite 800 Jersey City, New Jersey 07311	934,183	(2)	—	934,183	8.54%

Deutsche Bank AG Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	648,900	(3)	—	648,900	5.93%

John D. Abernathy	10,203	(4)	45,166	55,369	†

Robert W. Frickel	63,207	(4)	17,000	80,207	†

Donald P. Fusilli, Jr.	—		—	—	—

Joseph P. Harper, Sr.	585,140	(5)	140,908	726,048	6.55%

Maarten D. Hemsley	114,888		207,174	322,062	2.89%

Patrick T. Manning	149,000		32,520	181,520	1.65%

Christopher H. B. Mills c/o North Atlantic Value LLP, Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	694,607	(1)(4)(6)	5,000	699,607	6.39%

Milton L. Scott	1,207	(4)	—	1,207	†

David R. A. Steadman	15,207	(4)	5,000	20,207	†

All directors and executive officers as a group (10 persons)	1,655,620	(7)	463,248 (7)	2,118,868 (7)	18.59%

*	These are shares that the entity or person could acquire within sixty days of March 1, 2007.

†	Less than one percent.

(1)	According to a Form 13G/A (Amendment No. 3) filed with the Securities and Exchange Commission on February 6, 2007, each of NASCIT, Mr. Mills and NAV claims shared voting and investment power over these shares.

(2)	According to a Form 13G filed with the Securities and Exchange Commission on February 14, 2007, Dreman Value Management, LLC is an investment adviser with sole voting and dispositive power over these shares.

(3)	According to a Form 13G filed with the Securities and Exchange Commission on February 2, 2007, Deutsche Bank AG has sole voting and dispositive power over these shares. Deutsche Bank AG further states in the filing: “In accordance with Securities Exchange Act Release No. 39538 (January 12, 1998), this filing reflects the securities beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). This filing does not reflect securities, if any, beneficially owned by any other business group of DBAG. Consistent with Rule 13d-4 under the Securities Exchange Act of 1934 (“Act”), this filing shall not be construed as an admission that CIB is, for purposes of Section 13(d) under the Act, the beneficial owner of any securities covered by the filing. Furthermore, CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting or investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB.”

(4)	This number includes, or in the case of Mr. Scott, consists entirely of, 1,207 shares subject to restrictions that expire on the day preceding the 2007 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company. The shares are forfeited before the expiration of the restrictions if the director ceases to be a director other than because of his death or disability.

(5)	This number includes 8,000 shares held by Mr. Harper as custodian for his grandchildren.

(6)	This number consists of the 681,400 shares owned by NASCIT; 12,000 shares owned by Mr. Mills personally over which he claims sole voting and investment power; and 1,207 shares owned by Mr. Mills that are subject to the same restrictions as are described in footnote (2), above.

(7)	See the footnotes above for a description of certain of the shares included in this total.
Item 13. Certain Relationships and Related Transactions.
Transactions with Related Persons
At December 31, 2006, NASCIT held 6.23% of the Company’s outstanding common stock. NASCIT is a part of JO Hambro Capital Management Group Limited, or JOHCMG, an investment company and fund manager located in the United Kingdom. From January 2001 until May 2002, Mr. Hemsley was a consultant to JO Hambro Capital Management Limited, or JOHCM, which is part of JOHCMG and since May 2002 has been an employee of JOHCM. Mr. Hemsley has served since 2001 as Fund Manager of JOHCMG’s Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II LLP investment fund. Neither of those funds was or is an investor in the Company or any of the Company’s affiliates.
Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for the Company. In 2006, the Company paid or accrued for payment to R.W. Frickel Company approximately $57,500 in fees. The Company estimates that during 2007, the fees of R.W. Frickel Company will be approximately the same as in 2006.
Joseph P. Harper, Jr., the son of Joseph P. Harper, Sr., President and Chief Operating Officer, is Chief Financial Officer of Sterling General, Inc., or SGI, the general partner of TSC. For 2006 Mr. Harper Jr. received a salary and an aggregate cash incentive bonus of approximately $225,750.
Since July 2005, Patrick T. Manning has been the husband of Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc.. The Paradigm companies have provided materials and services to the Company and to other contractors for many years. In 2006, the Company paid a total of approximately $3.3 million to the Paradigm companies. The

Audit Committee reviews and approves these payments in the manner described below under the heading Policies and Procedures for the Review, Approval or Ratification of Transactions with Related Persons.
On January 27, 2006 the Company prepaid in full the approximately $8.5 million of outstanding principal amount, (together with accrued interest) of the Company’s five-year, 12% promissory notes described in Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Related Party Notes and in Note 14 of Notes to Consolidated Financial Statements. Among the payments were those made to the following note holders:

Name	Amount

Patrick T. Manning	$321,459
James D. Manning	$1,872,047
Joseph P. Harper, Sr.	$2,661,159
Maarten D. Hemsley	$182,836
Joseph P. Harper, Jr.	$118,750
Policies and Procedures for the Review, Approval or Ratification of Transactions with Related Persons
General. The Board of Directors’ policy on transactions between the Company and related parties is set forth in the written charter of the Audit Committee. The policy requires that the Audit Committee must review in advance the terms of any transaction by the Company with a director; executive officer; nominee for election as director; stockholder; or any affiliate or any of their immediate family members that involves more than $50,000. If the Audit Committee approves the transaction, it must do so in compliance with Delaware law and report it to the full Board of Directors.
Mr. Hemsley. Mr. Hemsley’s relationship with JOHCM has not been the subject of any approval process by the Board or the Audit Committee because, as noted above, neither of the funds he manages were or are an investor in the Company or any of its affiliates.
Mr. Frickel. The Company’s Audit Committee reviews and approves the retention of Mr. Frickel’s firm and the payment of its fees. A description of this written procedure is found in Item 14. — Principal Accounting Fees and Services, below, under the heading Audit and Non-Audit Service Approval Policy.
Joseph P. Harper, Jr. The Compensation Committee reviews Mr. Harper, Jr.’s salary and bonus as well as the salary and bonus of other senior managers of TSC. Neither Mr. Harper, Sr. nor Mr. Harper, Jr. is a member of the Compensation Committee, which is made up entirely of independent directors.
The Paradigm Companies. TSC engages the Paradigm companies primarily for City of Houston projects to comply with requirements that a portion of contracts be subcontracted to minority and/ or women-owned businesses. Both Paradigm companies are woman-owned businesses. Paradigm Outdoor Supply arranges for the purchase of construction materials. The materials are delivered directly to the project site and are billed by Paradigm to the Company. Paradigm Outdoor Supply and similar companies charge a percentage commission ranging from 2% to 3% of the cost of the materials. Paradigm Outsourcing provides flagmen and other temporary construction personnel to contractors and charges competitive rates for such services.
During 2006, the Company paid Paradigm Outdoor Supply a total of approximately $2.4 million for the materials it purchased for the Company. During 2006 the Company paid Paradigm Outsourcing $896,101 for temporary personnel supplied to the Company.
The Audit Committee has a written policy regarding transactions with the Paradigm companies. Under the policy, project managers are required, as for all subcontracts, to request [competitive?] bids for goods and/or services they need on a project. The project manager then prepares a list of all bids received and presents them at a review meeting with at least one senior manager. At this meeting, the project manager and the senior manager or managers select the bidder they believe will provide the Company with the best combination of price and service. Mr. Manning or any other member of management with a connection to a bidder is not permitted to be present at the meeting or to be involved in the selection of the winning bid. Every quarter, the payments the Company has made to the Paradigm companies are subject to the review and approval of the Audit Committee.
Note Prepayment. The prepayment of the notes held by management was approved by the independent members of the Board of Directors and was described in the Use of Proceeds section of the Company’s prospectus for its public offering of common stock in January 2006. A description of the source of the notes is contained in Note 5 of Notes to Consolidated Financial Statements under the heading Related Party Notes. The Company does not expect that notes will be issued in the future to members of management.
Director Independence
The following table shows the Company’s independent directors in 2006 and the committees of the Board of Directors on which they served. Each of the directors has in the past and continues to satisfy the Nasdaq’s definition of an independent director. Each member of the Audit, Compensation and Corporate Governance & Nominating Committees of the Board of Directors also satisfies Nasdaq’s independence standards for service on those committees. In addition, the members of the Audit Committee satisfy the independence requirements of the SEC’s Regulation §240.10A-3.

Name	Committee Assignment
John D. Abernathy	Audit Committee (Chairman)
Compensation Committee
Corporate Governance & Nominating Committee

Robert W. Frickel	Compensation Committee (Chairman)

Christopher H. B. Mills

Milton L. Scott	Audit Committee
Compensation Committee
Corporate Governance & Nominating Committee

David R. A. Steadman	Corporate Governance & Nominating Committee (Chairman)
Audit Committee
The relationship between Mr. Frickel’s accounting firm and the Company is described above under the heading Transactions with Related Persons.
In determining that Mr. Mills is independent under Nasdaq rules, the Board of Directors considered the fact that Mr. Mills is the Chief Executive Officer of NASCIT, which is a stockholder holding less than 10% of the Company’s common stock and therefore under applicable rules and regulations is not an affiliate of the Company. The Board also considered the payments of interest that the Company made on a promissory note it issued to NASCIT in 2001 in connection with the Company’s acquisition of TSC and the fact that the note was paid in full on June 30, 2005. The Board has concluded that under Nasdaq’s standards for independence, neither of Mr. Frickel’s nor Mr. Mills’ relationship to the Company adversely affects his independence. In reaching this conclusion, the Board also relied on the fact that both Messrs. Frickel and Mills were directors at the time that the Company applied for the listing of its common stock on Nasdaq and that they qualified as independent at the time.
In 2005, the Company retained Eugene Abernathy, brother of Audit Committee Chairman John Abernathy, to assist the Company on GAAP compliance issues. Eugene Abernathy is a certified public accountant and a consultant who has in the past worked at the predecessor of PricewaterhouseCoopers, a public accounting firm, and was a member of the Construction Contractor Guide Committee that issued the Audit and Accounting Guide for Construction Contractors under the sponsorship of the American Institute of Certified Public Accountants. In 2006 the Company paid fees of $18,975 to Eugene Abernathy, of which $8,875 had been accrued at December 31, 2005. In view of the small amount of the fees the Company has paid to Eugene

Abernathy, the Board does not consider that this relationship has any effect on John Abernathy’s independence.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2006 and 2005 by the Company’s independent registered public accounting firm, Grant Thornton LLP.

		Percentage		Percentage
		Approved by the		Approved by the
Fee Category	2006	Audit Committee	2005	Audit Committee

Audit Fees:	$529,300	100%	$208,000	100%
Audit-Related Fees:	$110,300	100%	$259,300	100%
Tax Fees:	—	NA	—	NA
All Other Fees:	—	NA	—	NA
The Audit Fees category includes the fees for the separate audit of Sterling Houston Holdings, Inc. in 2006 and 2005, the consolidated audit of the Company, and the resolution of issues that arose during the audit process.
The Audit-Related Fees category in 2005 includes work in connection with the Company’s public offering of common stock made in January 2006. These fees in both 2005 and 2006 include audit work on potential acquisition candidates in connection with acquisitions ($168,000 in 2005 and $59,000 in 2006) that were not consummated as well as compliance with the Sarbanes-Oxley Act of 2002.
As indicated in the table, Grant Thornton does not perform any tax or other work for the Company.
The Audit Committee determined that services provided in 2006 in the All Other Fees category did not impair the independence of Grant Thornton LLP.
Audit and Non-Audit Service Approval Policy
In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations, the Audit Committee has adopted a policy that it believes will result in an effective and efficient procedure to approve services of the Company’s independent registered public accounting firm.
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

All Other Services. Other services, if any, are services provided by our independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.
Procedures
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
The following exhibits are filed with this Report:
Explanatory Note: Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company was known as Hallwood Holdings Incorporated from May 1991 to July 1993; Oakhurst Capital, Inc. from July 1993 to April 1995; and Oakhurst Company, Inc. from April 1995 to November 2001. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
1.1	Form of Underwriting Agreement dated as of January 19, 2006 between Sterling Construction Company, Inc. and the underwriters and other parties named therein (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 13, 2006 (SEC File number 333-129780)).

2.1	Asset Purchase Agreement, dated September 23, 2002, by and among Texas Sterling Construction, L.P., Kinsel Industries, Inc. and Tracks of Texas, Inc. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-19450)).

3.1	Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.3	Bylaws of Oakhurst Company, Inc. (incorporated by reference to Exhibit 3.2 to its Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed on May 29, 1998 (SEC File No. 000-19450)).

4.1	Certificate of Designations of Oakhurst Company, Inc.’s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.3	Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.’s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).

10.1#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.2#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.’s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

10.3#	Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.4#	Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.5#	Form of Stock Incentive Agreements under Oakhurst Company, Inc.’s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#	Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.7#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#	Form of Employee Stock Option Agreement, dated as of August 29, 1991, by and between Hallwood Holdings Incorporated and certain of its directors and officers (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.12#	Employment Agreement, dated as of July 18, 2004, by and between Patrick T. Manning, Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.13#	Employment Agreement, dated as of July 18, 2004, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.14#	Employment Agreement, dated as of July 13, 2005, by and between Maarten D. Hemsley and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005 (SEC File No. 001-31993)).

10.15#	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.15 to its Registration Statement on Form S

10.26	Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

10.27	Fourth Amended and Restated Revolving Credit Loan Agreement, dated as of May 10, 2006, by and between Comerica Bank, Sterling Construction Company, Inc., Sterling General, Inc., Sterling Houston Holdings, Inc. Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.1 (and referred to as “Amended Revolving Line of Credit Agreement with Comerica Bank”) to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed on November 13, 2006 (SEC File No. 001-31993)).

10.28	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.1 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on August 16, 2001 (SEC File No. 000-19450)).

Number	Exhibit Title
10.29	Amendment, dated as of September 12, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.3 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on October 22, 2001 (SEC File No. 000-19450)).

10.30	Second Amendment, dated as of December 13, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2002, filed on April 8, 2002 (SEC File No. 000-19450)).

10.31	Third Amendment, dated as of June 27, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.31 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.32	Fourth Amendment, dated as of September 25, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.32 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.33	Fifth Amendment, dated as of November 30, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.33 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.34	Sixth Amendment, dated as of January 15, 2003, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.34 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on November 17, 2005 (SEC File number 333-129780)).

10.35	Seventh Amendment to Credit Agreement and Waiver, dated as of November 6, 2003, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.36	Eighth Amendment to Credit Agreement, dated as of September 17, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.37	Ninth Amendment to Credit Agreement, dated as of December 21, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.37 Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.38	Tenth Amendment to Credit Agreement, dated as of April 18, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.38 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.39	Eleventh Amendment to Credit Agreement and Note, dated as of June 3, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.39 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

Number	Exhibit Title
10.40	Twelfth Amendment to Credit Agreement, dated as of September 14, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.40 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.42#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Patrick T. Manning, Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.43#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.37 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.45#	Note Prepayment Agreement, dated as of December 27, 2005, by and between SCC and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 27, 2005, filed on December 27, 2005 (SEC File No. 001-31993)).

10.46#	[Note Prepayment] Termination Agreement, dated as of December 30, 2005, by and between Sterling Construction Company, Inc. and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 30, 2005, filed on January 3, 2006 (SEC File No. 001-31993)).

21	Subsidiaries of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 21 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Maarten D. Hemsley, Chief Financial Officer of Sterling Construction Company, Inc.

32.0*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.
Dated: March 14, 2007	By:	/s/ Patrick T. Manning
Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board of Directors; Chief Executive Officer (principal executive officer)	March 14, 2007

/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer; Director	March 14, 2007

/s/ Maarten D. Hemsley Maarten D. Hemsley	Chief Financial Officer; Director (principal financial officer)	March 14, 2007

/s/ Karen A. Stempinski Karen A. Stempinski	Vice President, Controller & Chief Accounting Officer (principal accounting officer)	March 14, 2007

/s/ John D. Abernathy John D. Abernathy	Director	March14, 2007

Donald P. Fusilli, Jr.	Director	March 14, 2007

/s/ Robert W. Frickel Robert W. Frickel	Director	March 14, 2007

/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 14, 2007

/s/ Milton L. Scott Milton L. Scott	Director	March 14, 2007

/s/ David R. A. Steadman David R. A. Steadman	Director	March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.
We have audited management’s assessment, included in the accompanying management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Sterling Construction Company, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
March 14, 2007

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on a modified prospective basis as of January 1, 2006.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Houston, Texas
March 14, 2007

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Amounts in thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,466	$22,267
Short-term investments	26,169	—
Accounts receivable, other	276	—
Contracts receivable	42,805	34,912
Costs and estimated earnings in excess of billings on uncompleted contracts	3,157	2,199
Inventories	965	—
Deferred tax asset	4,297	4,224
Assets of discontinued operations held for sale	—	8,969
Note receivable, current	300	—
Other	973	1,056

Total current assets	107,408	73,627
Property and equipment, net	46,617	27,271
Goodwill	12,735	12,735
Deferred tax asset, net	—	4,288
Note receivable, long term	325	—
Other assets	687	534

	13,747	17,557

Total assets	$167,772	$118,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,373	$20,416
Billings in excess of cost and estimated earnings on uncompleted contracts	21,536	13,635
Short-term debt, related parties	—	8,449
Current maturities of long term obligations	123	123
Liabilities of discontinued operations held for sale	—	8,385
Other accrued expenses	5,502	4,265

Total current liabilities	44,534	55,273
Long-term obligations:
Long-term debt, net of current maturities	30,659	14,570
Deferred tax liability, net	1,588	—

	32,247	14,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 10,875,438 and 8,165,123 shares issued	109	82
Additional paid in capital	114,630	82,822
Accumulated deficit	(23,748)	(34,292)

Total stockholders’ equity	90,991	48,612

Total liabilities and stockholders’ equity	$167,772	$118,455

The accompanying notes are an integral part of these consolidated financial statements

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2006, 2005 and 2004
(Amounts in thousands, except share and per share data)

	2006	2005	2004
Revenues	$249,348	$219,439	$132,478
Cost of revenues	220,801	195,683	119,217

Gross profit	28,547	23,756	13,261
General and administrative expenses	10,825	9,375	7,692
Other income (loss)	276	284	(4)

Operating income	17,998	14,665	5,565
Interest income	1,426	150	9
Interest expense	220	1,486	1,465

Income from continuing operations before minority interest and income taxes	19,204	13,329	4,109
Minority interest	—	—	962

Income from continuing operations before income taxes	19,204	13,329	3,147
Income tax expense (benefit):
Current	310	257	169
Deferred	6,256	2,531	(2,303)

Total income tax expense (benefit)	6,566	2,788	(2,134)

Net income from continuing operations	12,638	10,541	5,281

Income from discontinued operations, including gain on disposal of $121, net of income taxes of $308, $313 and $216	682	559	372

Net income	$13,320	$11,100	$5,653

Basic net income per share:
Net income from continuing operations	$1.19	$1.36	$0.99
Net income from discontinued operations	$0.06	$0.07	$0.07

Net income	$1.25	$1.43	$1.06

Weighted average number of shares outstanding used in computing basic per share amounts	10,582,730	7,775,476	5,342,847

Diluted net income per share:
Net income from continuing operations	$1.08	$1.11	$0.75
Net income from discontinued operations	$0.06	$0.05	$0.05

Net income	$1.14	$1.16	$0.80

Weighted average number of shares outstanding used in computing diluted per share amounts	11,714,310	9,537,923	7,027,682

The accompanying notes are an integral part of these consolidated financial statements

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

			Additional
	Common stock		paid in	Accumulated	Treasury
	Shares	Amount	capital	deficit	stock	Total
Balance at December 31, 2003	5,140	$51	$67,631	$(51,045)	$(1)	$16,636
Stock issued upon option exercise	220	2	403			405
Stock based compensation expense			381			381
Conversion of debt to stock	450	5	1,714			1,719
Shares issued upon settlement of Put	1,569	16	8,051			8,067
Purchase of minority interest of SCPL			(49)			(49)
Reduction of valuation allowance deferred tax asset			2,396			2,396
Net income				5,653		5,653

Balance at December 31, 2004	7,379	74	80,527	(45,392)	(1)	35,208
Stock issued upon option exercise	786	8	819			827
Stock based compensation expense			463			463
Tax benefit of stock option exercise			1,013			1,013
Cancellation of treasury stock of SCPL					1	1
Net income				11,100		11,100

Balance at December 31, 2005	8,165	82	82,822	(34,292)	—	48,612
Stock issued upon option/warrant exercise	701	7	906			913
Stock based compensation expense			991			991
Stock issued in equity offering, net of expenses	2,003	20	27,019			27,039
Issuance of restricted stock	6	—	117			117
Available excess tax benefits from exercise of stock options			2,775	(2,775)		—
Net income				13,320		13,320

Balance at December 31, 2006	10,875	$109	$114,630	$(23,748)	$—	$90,991

The accompanying notes are an integral part of this consolidated financial statement

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except share data)

	2006	2005	2004
Net income	$13,320	$11,100	$5,653
Net income from discontinued operations	682	559	372

Net income from continuing operations	12,638	10,541	5,281
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	7,011	5,064	4,545
(Gain) loss on sale of property and equipment	(276)	(279)	4
Deferred tax expense (benefit)	6,256	2,531	(2,303)
Stock based compensation expense	1,108	463	381
Minority interest in net earnings of subsidiary	—	—	962
Fair value of induced conversion of debt to equity	—	—	257
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(7,893)	(8,662)	254
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(958)	3,685	(4,603)
Increase in inventories	(965)	—	—
(Increase) decrease in prepaid expenses and other assets	(46)	730	370
(Decrease) increase in trade payables	(3,043)	6,034	4,487
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	7,901	9,158	(5,265)
Increase (decrease) in accrued compensation and other liabilities	1,356	2,001	(199)

Net cash provided by continuing operating activities	23,089	31,266	4,171

Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	(2,206)	—	—
Net cash paid upon acquisition of TSC minority interest	—	—	(2,446)
Additions to property and equipment	(24,849)	(11,392)	(3,555)
Proceeds from sale of property and equipment	866	420	192
Purchases of short-term securities, available for sale	(144,192)	—	—
Sales of short-term securities, available for sale	118,023	—	—

Net cash used in continuing operations investing activities	(52,358)	(10,972)	(5,809)

Cash flows from continuing operations financing activities:
Cumulative daily drawdowns- revolver	106,025	139,593	102,531
Cumulative daily reductions — revolver	(89,813)	(139,134)	(95,770)
Repayments under related party long term debt	(8,449)	(2,649)	(3,995)
Repayments under long-term obligations	(123)	(113)	(735)
Increase in deferred loan costs	(123)	—	—
Issuance of common stock pursuant to warrants and options	913	827	405
Net proceeds from sale of common stock	27,039	—	—

Net cash provided by (used in) continuing operations financing activities	35,468	(1,476)	2,436

Net increase in cash and cash equivalents from continuing operations	6,199	18,818	798
Cash provided by (used in) discontinued operating activities	495	(294)	(977)
Cash used in discontinued operations investing activities	4,739	—	(34)
Cash (used in) provided by discontinued operations financing activities	(5,357)	349	964

F6

	2006	2005	2004
Net cash (used in) provided by discontinued operations	(123)	55	(47)

Cash and cash equivalents at beginning of period	22,267	3,449	2,651

Cash and cash equivalents at end of period	$28,466	$22,267	$3,449

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$521	$1,916	$2,097
Cash paid during the period for taxes	$300	$355	$14
Supplemental disclosure of non-cash financing activities:
Capital lease obligations for new equipment	—	$83	$26
     224,000 shares of common stock were issued upon the conversion of $560 of convertible debt in 2004.
     1,569,000 additional shares of common stock were issued upon the conversion of $901 of zero coupon notes in 2004 upon settlement of the Put.
The accompanying notes are an integral part of these consolidated financial statements

F7

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Basis of Presentation:
     Sterling Construction Company, Inc. (“Sterling” or the “Company”) owns two subsidiaries; Sterling Houston Holdings, Inc and Steel City Products, LLC. Sterling Houston Holdings is a 99% limited partner of Texas Sterling Construction Company, LP a Texas limited partnership that operates the construction business and that was, in a different form, the predecessor of Sterling Houston Holdings. For ease of reference, Sterling Houston Holdings, Inc. and Texas Sterling Construction, L.P. are referred to collectively as “Construction” or “TSC”, and Steel City Products, LLC is referred to as “Distribution” or “SCPL”. The assets and liabilities of the business of SCPL were sold in October 2006.
     The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50%.
Organization and business:
     The Company’s primary business consists of the operations of TSC, a heavy civil construction company based in Houston, Texas. Until October 27, 2006, the Company also operated a smaller business, which consisted of the operations of SCPL, a wholesale distributor of automotive accessories, pet supplies and lawn and garden products, based in McKeesport, Pennsylvania. In August 2005 management identified SCPL as held for sale and accordingly reclassified its consolidated financial statements for all periods to separately present Distribution as discontinued operations. See Note 2 for a discussion on the sale of the business of SCPL.
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
Revenue Recognition:
Construction
     The Company’s primary business since July 2001 has been as a general contractor in the State of Texas where it engages in various types of heavy civil construction projects principally for public owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics

F8

liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
     Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.
     Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. The Company generally provides a one-year warranty for workmanship under its contracts. Warranty claims historically have been inconsequential.
     The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
Distribution
     Distribution’s revenue was earned primarily from the sale of products to retail companies. Revenue was recognized when all of the following criteria were met:
•	Persuasive evidence of an arrangement existed

•	Delivery had occurred or service was rendered

•	Distribution’s price to the buyer had been fixed or was determinable, and

•	Collectibility was reasonably assured.
Cash and Cash Equivalents:
     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2006 and 2005 are uninsured temporary cash investments of $40.1 million and $26.2 million, respectively, in a money market fund stated at fair value. Additionally, the Company maintains cash in bank deposit accounts that at times may exceed federally insured limits. For the years ended December 31, 2006, 2005 and 2004, the Company recorded interest income of $1.4 million, $150,000 and $9,000, respectively.
Short-term Investments
     The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2006, the Company had short-term securities available for sale of $26.2 million.
Contracts Receivable:
     Contracts receivable are based on contracted prices. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2006 and 2005 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is required. Contracts receivable are written

F9

off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.
Accounts Receivable:
     The Company maintained an allowance for doubtful accounts for Distribution, which was reviewed periodically based on customer credit history reports and other factors including payment history and sales levels. Past due balances over 90 days and other higher risk accounts were reviewed individually for collectibility. Account balances were charged against the allowance after all collection efforts had been exhausted and the potential for recovery was considered remote. The allowance decreased in 2005 by $163,000 due to the write-off of the debt owed by a bankrupt customer, which had been completely reserved. The allowance for doubtful accounts, included in the assets of discontinued operations held for sale was $853,000 in 2005. Upon sale of the Distribution business, the Company retained an accounts receivable from Ames Department Stores (a bankrupt customer of SCPL) in the net carrying amount of $18,000. Because of the nature of the receivable, the Company believes the collection is reasonably assured.
Retainage:
     Many of the contracts under which Construction performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract. Retainage was approximately $16.4 million and $14.3 million at December 31, 2006 and December 31, 2005, respectively, of which $7.1 million at December 31, 2006 is expected to be collected beyond 2007. At December 31, 2005, retainage expected to be collected beyond 2006 was $1.4 million.
Inventories:
     The Company’s Construction inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2006 consist primarily of raw materials, such as concrete and millings which are expected to be utilized in construction projects in the future. The cost of inventory includes labor, trucking and other equipment costs. At December 31, 2005, Construction did not have inventories. Distribution held inventories at the lower of cost or market as determined by the first-in first-out (FIFO) method. Inventories at Distribution were included in the assets of discontinued operations at December 31, 2005. Pursuant to the agreement for the sale of Distribution’s business, the Company recorded a liability of $50,000 representing the estimated cost of certain Distribution inventory not expected to be sold by the buyer following the sale of the business.
Property and Equipment:
     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Leasehold improvements*	3-10 years, depending on lease term
Warehouse equipment*	3-10 years

*	All leasehold improvements and warehouse equipment were owned by SCPL, which was sold on October 27, 2006.

F10

     Depreciation expense was approximately $6.9 million, $5.1 million, and $4.5 million in 2006, 2005 and 2004, respectively, for continuing operations, and approximately $0.1 million for discontinued operations in each of 2006, 2005 and 2004.
Deferred Loan Costs:
     Deferred loan costs represent loan origination fees paid to the lender and related professional fees. These fees are amortized over the term of the loan. In 2006, TSC renewed its line of credit and substantially increased its borrowing limit. The Company incurred loan costs in the amount of $123,000 upon renewal of the line, which are being amortized over the three year term of the line of credit. Loan cost amortization expense for fiscal years 2006, 2005 and 2004 was $99,000, $56,000 and $82,000, respectively.
Financial instruments:
     The Company’s financial instruments are cash and cash equivalents, contracts receivable, accounts payable, mortgages payable and long-term debt. The recorded values of cash and cash equivalents, contracts receivable and accounts payable approximate their fair values based on their short-term nature. The recorded values of mortgages payable and long-term debt approximate their fair values, and interest approximates market rates.
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
     Goodwill impairment is tested on the first day of the last quarter of each calendar year. The first step compares the book value of the Company’s stock to the fair market value of the shares as reported on a widely recognized internet web site. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, additional steps of determining fair value of additional assets can be taken to determine impairment. Step one indicated the fair market value of the Company’s stock was in excess of the book value and no further testing was required. Based on the results of such tests for impairment, the Company concluded that no impairment of goodwill existed on October 1, 2006.
     Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible assets remaining life is changed, the remaining carrying amount of such asset is amortized prospectively over that revised remaining useful life. There have been no changes in goodwill in 2006 and 2005.
Equipment Under Capital Leases:
     The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the property to the Company, as the acquisition of an asset and the

F11

incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment. Capital leases were included in the assets and liabilities of discontinued operations until the sale date of October 27, 2006.
Shipping and Handling Costs:
     Shipping costs at Distribution were recorded in cost of goods sold. Expenses incurred for handling goods in preparation for shipment to customers totaled $829,000 and $772,000 during fiscal years 2005 and 2004, respectively and were $679,000 through October 27, 2006, the date of the sale of the business. These expenses were primarily related to warehouse personnel. Shipping and handling revenues were not significant.
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
Stock-Based Compensation:
     The Company has five stock-based incentive plans which are administered by the Compensation Committee of the Board of Directors. Prior to August 2006, the Company used the closing price of its common stock on the trading day immediately preceding the date the option was approved as the grant date market value. Since July 2006, the Company’s policy has been to use the closing price of the common stock on the date of the meeting at which a stock option award is approved as the option’s per-share exercise price. The term of the grants do not exceed 10 years. Stock options generally vest over a three to five year period. Refer to Note 10 for further information regarding the stock-based incentive plans.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated financial results for prior periods. Since January 1, 2003, the Company has accounted for its stock-based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amended SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Because the Company had utilized the fair value method for expensing stock options in the past several years, the impact on financial results of the transition to SFAS 123(R) at January 1, 2006 for unvested options was not material. The Company utilizes the Black-Scholes valuation model to estimate the fair value of its stock option grants. The fair value is recognized on a straight-line basis over the vesting period.
     The Company recorded compensation expense of approximately $84,000 and $315,000 in 2005 and 2004, respectively, related to options granted between June 2000 and January 2003 under option plans that were subject to variable option accounting. The Board of Directors amended these plans in March 2004 with the result that the market price at which these options are measured as compensation expense throughout their vesting periods was fixed at the date of such amendment.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation (amounts in thousands, except per share data). Because the Company has net operating loss carryforwards to offset taxable income, it is unable to recognize excess tax benefits generated from the exercise of non-qualified stock options until the net

F12

operating loss carryforwards are exhausted. Therefore, there was no impact on cash flows from operating activities and financing activities upon adoption of SFAS 123(R).

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2005	2004

Net income from continuing operations, as reported	$10,541	$5,281
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	463	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(117)

Proforma net income from continuing operations	10,586	5,545
Net income from discontinued operations	559	372

Proforma net income	$11,145	$5,917

Basic and diluted net income per share:
From continuing operations:
Basic, as reported	$1.36	$0.99
Diluted, as reported	$1.11	$0.75
Proforma, basic	$1.36	$1.03
Proforma, diluted	$1.11	$0.79
From discontinued operations:
Basic, as reported	$0.07	$0.07
Diluted, as reported	$0.05	$0.05
Proforma, basic	$0.07	$0.07
Proforma, diluted	$0.05	$0.05
Total:
Basic, as reported	$1.43	$1.06
Diluted, as reported	$1.16	$0.80
Proforma, basic	$1.43	$1.10
Proforma, diluted	$1.16	$0.84
Net Income Per Share:
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004
Numerator:
Net income from continuing operations, as reported	$12,638	$10,541	$5,281
Interest on convertible debt, net of tax	—	—	44

Net income from continuing operations before interest on convertible debt	12,638	10,541	5,325

Income from discontinued operations, net of taxes	682	559	372

Net income before interest on convertible debt	$13,320	$11,100	$5,697

Denominator:
Weighted average common shares outstanding — basic	10,583	7,775	5,343

F13

	2006	2005	2004
Shares for dilutive stock options and warrants	1,131	1,763	1,685

Weighted average common shares outstanding and assumed conversions — diluted	11,714	9,538	7,028

Basic earnings per common share:
Net income from continuing operations	$1.19	$1.36	$0.99
Net income from discontinued operations	$0.06	$0.07	$0.07

Net income	$1.25	$1.43	$1.06

Diluted earnings per common share:
Net income from continuing operations	$1.08	$1.11	$0.75
Net income from discontinued operations	$0.06	$0.05	$0.05

Net income	$1.14	$1.16	$0.80

     The 81,500 options granted in 2006 were considered antidilutive at December 31, 2006 as the option exercise price exceeded the average share price. No options or warrants were considered antidilutive at December 31, 2005 and 2004.
Derivatives
     Financial derivatives, consisting of interest rate swap agreements, are used as part of the Company’s overall risk management strategy to manage the risk related to changes in interest rates. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.
     The Company applies SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company’s interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.
Interest Costs
     During 2006, TSC began expansion of its maintenance facilities and office building. Construction was in progress at December 31, 2006. Accordingly, approximately $14,000 of interest related to the construction of qualifying assets is capitalized as part of construction costs in accordance with SFAS No..34 “Capitalization of Interest Cost”.
Self-Insurance
     The Company is primarily self-insured for workers’ compensation insurance, up to $250,000 per occurrence, with a maximum of $2.7 million per year.. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and associated expenses, including incurred but not reported claims, is reflected in the balance sheet as an accrued liability. At December 31, 2006 and 2005, the Company’s accrued liability for such claims was $575,000 and $673,000, respectively.
     The Company also has a self-insured health plan for its employees and has purchased stop-loss insurance to limit its exposure. See Note 16 for details of the health insurance plan.
Recent Accounting Pronouncements:
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and determined that the potential impact on its financial statements will not be material.

F14

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
     In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The Company does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.
     EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.

F15

Reclassifications:
     Certain prior years’ balances (other income and interest income) have been reclassified to conform to current year presentation.
2. Discontinued operations/Sale of the operations of SCPL
     In 2005 management identified SCPL as held for sale and accordingly, reclassified its consolidated financial statements for all periods to separately present Distribution as discontinued operations.
     On October 27, 2006, the Company sold the operations of SCPL to an industry buyer based in Toledo, Ohio. The Company received proceeds from the sale of $5.4 million, which included a two-year promissory note in the amount of $650,000. From the proceeds, the Company paid SCPL’s revolving line of credit in full and retained and settled certain liabilities primarily related to severance and bonus payments. The Company reported a pre-tax gain of $249,000 on the sale, equal to $121,000 after taxes. The Company retained an accounts receivable, which it believes is fully collectible and recorded liabilities related to the right of the purchaser to request payment for certain inventory not sold within a year and for legal claims which remained unresolved at the sale date.
     Summarized financial information for discontinued operations is presented below (in thousands):

	2006*	2005	2004
Net sales	$17,661	$22,029	$21,700
Income before income taxes	741	872	588
Income taxes	180	313	216
Gain on disposal, net of tax of $128	121	—	—

Net income from discontinued operations	$682	$559	$372

*	through the date of sale, October 27, 2006
          The following is a summary of the assets and liabilities of discontinued operations (in thousands):

December 31,
2005
Assets
Current assets	$8,286
Deferred tax asset, current	312

Total current assets	8,598
Property, plant and equipment, net	210
Goodwill	128
Deferred tax asset, long-term	30
Other assets	3

$8,969
Liabilities
Current liabilities*	$8,326
Long-term obligations, net of current portion	59

$8,385

Net assets	$584

*	The SCPL revolver is included in current liabilities.

F16

3. Property and Equipment
     Property and equipment are summarized as follows (in thousands):

	December 31, 2006	December 31, 2005

Construction equipment	$56,406	$35,663
Transportation equipment	7,685	5,204
Buildings	1,488	1,488
Office equipment	435	490
Construction in progress	259	—
Land	1,204	182

	67,477	43,027
Less accumulated depreciation	(20,860)	(15,756)

	$46,617	$27,271

     Warehouse equipment financed under capital leases by SCPL amounted to $124,000 at December 31, 2005, and accumulated depreciation related to such leased assets was $39,000. These assets were included in the assets of discontinued operations and were sold as part of the sale of the business.
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
     The purchase price of the TSC shares was computed as a multiple of TSC’s EBITDA for the twelve months preceding the exercise, with a minimum price of $12 million. A compilation of the financial statements of TSC for the period from July 2003 through June 2004 was completed in November 2004 and the Put (purchase) price was fixed at $15.1 million. Settlement of the Put transaction occurred in December 2004, following which the Company owned 100% of TSC.
     The Put price was satisfied in cash of approximately $2.4 million (derived from borrowings on available long-term bank facilities), five-year notes with an original principal amount of approximately $6.4 million, and the balance through the issuance of approximately 1,569,000 shares of the Company’s common stock at a negotiated value of $4.00 per share, which represented a premium to the market price on the date of the Put exercise in July 2004. At the date the terms were settled and announced, November 13, 2004, the common stock was recorded at fair value of $5.14 per share. The cash owed to the selling

F17

shareholders and the notes issued in connection with the Put accrued interest from November 13, 2004 until the date of closing.
     The final settlement of the Put transaction resulted in an increase of approximately $5.1 million to the Company’s reported amount of goodwill related to TSC. The Company determined that there were no adjustments to the fair value of the underlying value of the assets and liabilities of TSC, as book value approximated market value in all material aspects.
     The settlement of the Put triggered the repayment of approximately $7.9 million of the Company’s debt owed to management and others who funded the Sterling Transaction in 2001. The Company paid this amount with a combination of cash of approximately $2.4 million (from borrowings on available long-term bank facilities), issuance of five-year notes with an original principal amount of approximately $4.7 million and the balance through the issuance of approximately 225,000 shares of the Company’s common stock, at a fair value of $5.14 per share.
5. Line of Credit and Long-Term Obligations
     Long-term obligations consist of the following (in thousands):

	December 31, 2006	December 31, 2005
TSC Revolving Credit Agreement, due May 2009	$30,000	$13,788
SCPL Revolving Credit Agreement, due May 2007	—	4,261
TSC mortgages due monthly through June 2016	782	905
Management/Director Notes	—	2,279
Management Notes	—	6,170
Other	—	83

	30,782	27,486
Less current maturities of long-term obligations	(123)	(123)
Less short-term debt, related parties	—	(8,449)
Amounts included in discontinued operations	—	(4,344)

	$30,659	$14,570

TSC Revolver
     In conjunction with the Sterling Transaction in 2001, TSC entered into a three-year agreement providing for a bank revolving line of credit with a maximum line of $13.0 million, subject to a borrowing base, computed on the value of capital equipment (the “TSC Revolver”). The line of credit carried interest at prime, subject to achievement of certain financial targets and is secured by the equipment of TSC and guarantees by the parent company. In December 2004, TSC entered into an amendment of the agreement providing for a maximum line of $17 million with a maturity date of May 1, 2007, under substantially the same terms as the original line. In April 2006, the terms of the TSC Revolver were modified to renew the line for a term of three years, maturing on May 31, 2009 and to provide for an increase in the line from $17.0 million to $35.0 million. The facility was also modified to add the Company as a co-borrower. The interest rate may vary quarterly, based on the Company’s ratio of debt to tangible net worth. The credit facility continues to be subject to restrictive covenants including the maintenance of certain financial ratios and a prescribed level of tangible net worth. In addition, the bank has made available a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of the Company’s office building and maintenance facilities in Houston, Texas. The TSC Revolver requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the line of credit. Borrowing interest rates are based on the bank’s prime rate or on a Eurodollar rate at the option of the Company. The interest rate on funds borrowed under this revolver during the year ended December 31, 2006 ranged from 7.25% to 8.25%. Availability on the line at December 31, 2006 was $5 million.
     Management believes that the TSC Revolver will provide adequate funding for TSC’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through March 31, 2008.

F18

     The TSC Revolver contains restrictions on the ability to:
•	Make distributions and dividends;

•	Incur liens and encumbrances;

•	Incur further indebtedness;

•	Guarantee obligations;

•	Dispose of a material portion of assets or merge with a third party;

•	Incur negative income for two consecutive quarters.
SCPL Revolver
          Distribution maintained a revolving line of credit with a maximum line of $5.0 million, subject to a borrowing base, computed on levels of accounts receivable and inventory. At December 31, 2005, the outstanding balance on the line of credit was $4.3 million and the effective rate of interest was 7.25% and the line was included in the liabilities of discontinued operations. The line of credit was paid in full from the proceeds of the sale of the distribution business.
TSC Mortgages
     In 2001 TSC completed the construction of a headquarters building and financed it principally through an additional mortgage of $1.1 million on the land and facilities, at an interest rate of 8.5% per annum, repayable over 15 years. This mortgage is cross-collateralized with a mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.
Related Party Notes
Management Notes/NASCIT note
     The Sterling Transaction in 2001 was funded in part through the sale of zero coupon notes combined with the issuance of zero coupon notes to certain selling shareholders of TSC. Warrants for Sterling common stock were issued in connection with the zero coupon notes and are exercisable for ten years from closing at $1.50 per share. The zero coupon notes were discounted at a rate of 12%, matured four years from the date of closing of the Sterling Transaction, and were subject to earlier payment in the event the TSC Put was exercised before such date. Employee selling shareholders of TSC received an aggregate face value of $3.8 million in zero coupon notes: James D. Manning and Joseph P. Harper, Sr., the Company’s President, received zero coupon notes in the face amount of $799,000 and $1.0 million, respectively, and warrants to purchase 63,498 shares and 81,301 shares, respectively. North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), an investor in TSC, received a note in the face value of $4 million. In December 2003, a prepayment of $1.3 million was made on the zero coupon note issued to NASCIT in consideration of the forgiveness of six months’ interest on such note. Accretion on the zero coupon notes was $617,000 and $744,000 in fiscal 2004 and 2003, respectively.
     The Put was exercised in July 2004, and this triggered repayment of all the zero coupon notes. Upon settlement of the Put in December 2004, the employee selling shareholders received a cash payment of $783,000 utilizing funding from long-term borrowings under TSC’s line of credit. Of the balance of the zero coupon notes, $901,000 was converted into 225,326 shares of common stock, and the remaining $1.9 million was converted into five-year notes bearing interest at 12%, with principal and interest payable quarterly beginning March 31, 2005. NASCIT received a cash payment of $834,000, with the balance of $1.4 million converted into a five-year note bearing interest at 12%, with principal and interest payable quarterly beginning March 31, 2005.
     In February 2005, the Board approved a change in the date, from January 2006 to January 2005, on which all outstanding warrants would first become exercisable, and an agreement was reached between the Company, NASCIT and certain holders of debt issued to the Selling Shareholders, as well as Robert M.

F19

Davies, a former director, and Maarten D. Hemsley, the Company’s Chief Financial Officer (the “Noteholders”), whereby NASCIT exercised all its warrants in March 2005, providing a payment to the Company of approximately $484,000. That amount funded a partial principal prepayment to NASCIT of its five-year note on March 31, 2005. The other Noteholders agreed to defer certain principal payments otherwise due to them in March and June 2005, sufficient to facilitate the prepayment of the balance of NASCIT’s note by June 2005.
     The remaining related party notes were paid in full in January 2006, following the completion of the Company’s equity offering as described in Note 14...
Management/Director Notes
     Notes with an aggregate face amount of $1.3 million issued in connection with the October 1999 purchase of the second tranche of shares of TSC were restructured as part of the Sterling Transaction in 2001. Of the total, notes for $800,000 were issued to several members of Sterling’s management, including Joseph P. Harper, who was appointed the Company’s President in July 2001. Notes totaling approximately $559,000 were due to Robert M. Davies, and, through a participation agreement, Maarten D. Hemsley. In consideration for the extension of the maturity dates of these notes, the principal amounts were increased in July 2001 by an aggregate of approximately $342,000. Furthermore, certain amounts owed by the Company to Messrs. Davies and Hemsley aggregating approximately $355,000 were converted into notes. All such notes matured over four years and bore interest at 12%.
     Pursuant to a Restructuring Agreement entered into in September 2003, the exercise of the Put in July 2004 triggered payment of the Management/Director notes, with one half of the balance of the notes paid in cash utilizing funding from long-term borrowings under the TSC line of credit and the remainder converted into five-year notes bearing interest at 12%, payable quarterly beginning March 31, 2005. Upon settlement of the Put, Mr. Davies, Mr. Harper, Mr. Hemsley and Mr. James D. Manning received cash payments of $166,876, $1,045,764, $208,397 and $460,458, respectively.
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
     The management/director notes were paid in full in January 2006, following the completion of the equity offering.
Other Debt
     The Company acquired certain warehouse and computer equipment through capital leases, usually with five-year lease terms, with expiration dates through December 2009. These assets were leased by SCPL, were included in the assets of discontinued operations, and were acquired by the buyer of the operations of SCPL, which also assumed the related lease obligations in October 2006.

F20

Maturity of Debt
     The Company’s long-term obligations mature in future years as follows (in thousands):

Fiscal Year
2007	$123
2008	102
2009	30,073
2010	73
2011	73
Thereafter	338

$30,782

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
     The Company’s other debt (which was repaid in January 2006) was owed to management and directors, and book value was considered to be equal to fair value, as these notes were subordinated to the Company’s lines of credit, and were subject to a greater degree of risk. Management believed that the 12% interest rate on these notes approximated market rates of interest for similar subordinated debt.
     TSC has two mortgages, at 8.5% and 9.3%, which contain pre-payment penalties. To determine the fair value of the mortgages, the amount of future cash flows was discounted using TSC’s borrowing rate on its Revolver. At December 31, 2006 and December 31, 2005, the carrying value of the mortgages was $782,000 and $905,000, respectively. At December 31, 2006 and December 31, 2005, the fair value of the mortgages was $741,000 and $890,000, respectively.
     TSC has one interest rate swap agreement which matures in November 2007, which is adjusted quarterly to its fair value and is included as a component of current assets, other on the consolidated balance sheet.
     The Company does not have any off-balance sheet financial instruments.
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
     During the years ended December 31, 2006 and December 31, 2005, TSC recorded interest expense of $12,000 and a credit to interest expense of $78,300 to adjust the carrying amounts of the derivative to reflect its face value of $42,546 and $55,092, respectively.

F21

8. Income Taxes and Deferred Tax Asset
     At December 31, 2006, Sterling had the benefit of net operating tax loss carryforwards (the “Tax Benefits”) of approximately $9.8 million, which expire in 2020 and which offset a portion of income of Sterling and its subsidiaries from federal income taxes through part of 2007. The availability of the net operating tax loss carryforwards may be adversely affected by future ownership changes of Sterling. At this time, such changes cannot be predicted. Under IRC Section 382, if a corporation undergoes an ownership change, generally defined as a change of control of greater than 50% in any three year period, the amount of net operating losses available to offset taxable income in a taxable period may be subject to limitation under these provisions. In order to reduce the likelihood of such a change of control occurring, Sterling’s Certificate of Incorporation includes restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of the Company’s common stock.
     The Company has available to it excess tax benefits resulting from the exercise of non-qualified stock options. Under the provisions of SFAS 123(R), the Company cannot recognize these benefits as deferred tax assets until its existing net operating losses are fully utilized, and therefore, the deferred tax asset related to net operating loss carryforwards differs from the amount available on its federal tax returns. The Company has approximately $5.3 million of excess tax benefits from the exercise of stock options available to reduce future tax liabilities.
     Deferred tax assets and liabilities of continuing operations consist of the following (in thousands):

	December 31, 2006		December 31, 2005
	Current	Long Term	Current	Long Term
Assets related to:
Net operating loss carryforwards	$3,346	$—	$3,311	$5,738
Accrued compensation	974	162	913	129
AMT carryforward	—	1,289	—	—
Other	64	—	—	14

	4,384	1,451	4,224	5,881

Liabilities related to:
Contract accounting	(87)
Depreciation of property and equipment	—	(3,039)	—	(1,593)

Net asset	$4,297	$(1,588)	$4,224	$4,288

     During fiscal 2005, the valuation allowance was reduced to zero following a reassessment based on future taxable income forecasts. Fluctuations in market conditions and trends and other changes in the Company’s earnings base, such as subsidiary acquisitions and disposals, warrant periodic management reviews of the recorded tax asset to determine if an increase or decrease in the recorded valuation allowance is necessary to change the tax asset to an amount that management believes will more likely than not be realized.
     In fiscal 1990, SCPL underwent a quasi-reorganization. As a result, any subsequent recognition of net operating loss carryforwards generated before the quasi-reorganization resulted in an adjustment to paid-in capital. At February 28, 2001, the Company had approximately $147 million in net operating losses generated before the quasi-reorganization. Of this amount, approximately $18 million had previously been recognized and then subsequently re-reserved, resulting in a charge to earnings of approximately $6.1 million in prior years. During fiscal 2001, most of these net operating loss carryforwards were either utilized to offset current taxable income or the valuation allowance was reduced based on the evaluation of the deferred tax assets when accounting for the TSC acquisition. At December 31, 2006, the Company has utilized all net operating losses that relate to the period prior to the quasi-reorganization.
     The deferred tax effects of temporary differences relate primarily to the difference between book and tax depreciation for additions to fixed assets in 2006. Current income tax expense represents federal alternative minimum tax. Until such time as the NOL’s are fully utilized, the Company will recognize alternative minimum tax payments as a credit to its deferred tax liability.

F22

     The income tax provision differs from the amount using the statutory federal income tax rate of 34% applied to income or loss from continuing operations, for the following reasons (in thousands):

	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Tax expense at the U.S. federal statutory rate	$6,787	$4,829	$1,270
State income tax expense, net of refunds and federal benefits	—	—	17
Decrease in deferred tax asset valuation allowance	—	(1,390)	(3,787)
Adjustment to value of net operating loss carryforward	—	(364)	—
Non-deductible costs	86	98	558
Other	—	(70)	24

Income tax expense (benefit)	$6,874	$3,104	$(1,918)
Income tax on discontinued operations including taxes on the gain on sale in 2006	308	315	216

Income tax on continuing operations	$6,566	$2,788	$(2,134)

     In the second quarter of 2006, the State of Texas revised its existing franchise tax to include most business entities (“the Texas Margins Tax”), which will become effective for franchise tax reports due after January 1, 2008. The Company has assessed the impact the Texas Margins Tax has on its existing deferred tax liabilities, which was immaterial for the year ended December 31, 2006.
9. Costs and Estimated Earnings and Billings on Uncompleted Contracts
     Costs and estimated earnings and billings on uncompleted contracts at December 31, 2006 and 2005 are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2006	2005
Costs incurred and estimated earnings on uncompleted contracts	$222,170	$156,916
Billings on uncompleted contracts	(240,549)	(168,352)

	$(18,379)	$(11,436)

     Included in accompanying balance sheets under the following captions:

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,157	$2,199
Billings in excess of costs and estimated earnings on uncompleted contracts	(21,536)	(13,635)

	$(18,379)	$(11,436)

10. Stock Options and Warrants
Options
     In fiscal 1991, the Board of Directors granted options to purchase 194,388 shares of the Company’s common stock to key employees and to certain members of the Board of Directors. The exercise price of the options, which was equal to the market value of the stock at the date of the grant, was $2.75.

F23

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
     In July 2001, the Board of Directors adopted and in October 2001 shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 500,000 shares of the Company’s common stock. Under the 2001 Plan, stock options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company’s and its subsidiaries’ directors, officers, employees, consultants and advisors are eligible to be granted awards under the plan. Stock options granted under the 2001 Plan generally vest over three to five years and can be exercised no more than 10 years after the date of the grant. The plan also provides for stock grants; in 2006 stock grants were made to independent directors totaling 6,035 shares.
     Beginning in 1998 and as part of the Sterling Transaction in 2001, certain stock options granted to Robert M. Davies and Maarten D. Hemsley were extended beyond their normal expiration date under a standstill agreement, to help protect the Company’s tax loss carryforwards. At the time of the standstill agreement, the fair value of the stock was lower than the option exercise price.
     In May 2006 the independent directors of the Company were each granted 1,207 shares of restricted stock with one-year vesting at the market price on the day of grant of $28.99. Total compensation cost for the stock grants was $175,000, of which $116,000 was recognized through December 2006.
     Shareholders in May 2006 approved an amendment to the 2001 Stock Incentive Plan to increase the number of shares issuable under the Plan from 500,000 to 1,000,000. At December 31, 2006 there were 441,745 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants. No shares are or will be available for grant under the Company’s other option plans, all of which have been terminated except with respect to stock options outstanding under those plans.
     Certain options granted in 2004 to employees of Steel City Products remained unvested at the date the business was sold. The Board of Directors approved the acceleration of vesting of these options with an expiration of 75 days past the date of sale of the business. The Company expensed an additional $15,300 in connection with the accelerated vesting.

F24

     The following tables summarize the activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2003:	84,420	$2.75	87,502	$1.77	770,384	$1.48
Granted	—		—		—
Exercised	—	$2.75	(37,170)	$1.77	(162,192)	$1.95
Expired/forfeited	—		(3,000)		(29,996)	$2.42

Outstanding at December 31, 2004:	84,420	$2.75	47,332	$1.67	578,196	$1.29
Granted	—		—		—
Exercised	—	$2.75	(3,000)	$1.83	(154,000)	$0.99
Expired/forfeited	—		(13,166)	$2.75	—	$2.42

Outstanding at December 31, 2005:	84,420	$2.75	31,166	$1.58	424,196	$1.40
Granted	—		—		—
Exercised	(55,996)	$2.75	(18,000)	$2.05	(166,016)	$1.08
Expired/forfeited	—	$2.75	—		—

Outstanding at December 31, 2006:	28,424	$2.75	13,166	$0.94	258,180	$1.60

	1998 Plan		2001 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2003:	540,500	$0.56	214,100	$1.58
Granted	—		157,800	$3.10
Exercised	(20,375)	$1.05	(420)	$2.04
Expired/forfeited	(1,500)	$1.00	(7,180)	$1.82

Outstanding at December 31, 2004:	518,625	$0.54	364,300	$2.48
Granted	—		117,600	$10.88
Exercised	(289,500)	$0.50	(17,540)	$2.06
Expired/forfeited	—		(7,200)	$2.43

Outstanding at December 31, 2005:	229,125	$0.58	457,160	$4.66
Granted	—		81,500	$16.36
Exercised	(225,875)	$0.57	(64,057)	$2.46
Expired/forfeited	—		(4,400)	$7.83

Outstanding at December 31, 2006:	3,250	$1.00	470,203	$8.35

F25

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Remaining Contractual Life	Exercise Price Per	Number of	Exercise Price Per
Range of Exercise Price Per Share	Shares	(years)	Share	Shares	Share
$0.50 — $0.88	165,346	3.40	$0.88	165,346	$0.88
$1.00 — $1.50	62,050	4.06	$1.43	62,050	$1.43
$1.73 — $2.00	40,100	5.57	$1.73	30,900	$1.73
$2.75 — $3.38	313,087	4.32	$2.95	188,208	$2.85
$6.87	20,000	8.39	$6.87	20,000	$6.87
$9.69	62,800	3.55	$9.69	—	$0.00
$16.87	28,540	3.70	$16.87	5,660	$16.87
$24.96	62,800	4.55	$24.96	—	$0.00
$25.21	18,500	4.69	$25.21	—	$0.00

	773,223		$5.80	472,164	$2.24

		Aggregate intrinsic value
Total outstanding in-the-money options at 12/31/06	691,923	$12,605,000
Total vested in-the-money options at 12/31/06	472,164	$9,217,000
Total options exercised during 2006	529,944	$12,636,000
     Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2006 ($21.76) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006.
     Compensation expense for options granted during 2006, 2005 and 2004 were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Risk free interest rate	4.9%	4.2%	4.0%
Expected volatility	76.3%	77.8%	78.0%
Expected life of option	5.0 years	6.0 years	10.0 years
Expected dividends	None	None	None
     The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants. The expected volatility is based on historical observation and recent price fluctuations. The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options. The Company does not currently pay dividends. The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $16.36, $7.32 and $2.55, respectively.
     Pre-tax compensation expense was $991,000 ($652,000 after tax effects of 34.2%), $463,000 ($306,000 after tax effects of 34.0%), and $381,000 ($251,000 after tax effects of 34.0%), in 2006, 2005 and 2004, respectively. Proceeds received by the Company from the exercise of options in 2006, 2005 and 2004 were $657,000, $827,000 and $405,000, respectively. At December 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
     Prior to the adoption of SFAS123(R), all tax benefits resulting from the exercise of non-qualified stock options (or disqualifying dispositions of incentive stock options) were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of such stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. Because the Company has not fully utilized its net operating loss carryforwards, the tax benefit cannot be recorded until it can be realized. Upon adoption

F26

of SFAS 123(R), the Company recorded $2.8 million of these benefits as a component of stockholders’ equity. During 2006 approximately another $2.6 million of excess tax benefits will become available to the Company when it fully utilizes its net operating loss carryforwards.
Warrants
     As part of the Sterling Transaction in July 2001, warrants attached to zero coupon notes were issued to certain members of TSC management, to NASCIT and to KTI, Inc. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share were exercisable 54 months from the issue date. Following settlement of the Put, the date the warrants first become exercisable was changed to January 2005. In April 2003, a loan made to the Company by KTI, Inc. was prepaid, and as part of the consideration for the prepayment, warrants to purchase 394,302 shares were cancelled. As part of an agreement to prepay its note, in March 2005 NASCIT exercised its warrant to purchase 322,661 shares. At December 31, 2005 and 2004 warrants to purchase 527,339 and 850,000 shares, respectively remained outstanding. In January 2006 KTI, Inc. and Linda Manning (former spouse of Patrick Manning, the Company’s Chief Executive Officer) exercised warrants purchasing 141,266 shares and sold the shares in the Company’s public equity offering. During 2006 an additional 29,807 warrants were exercised. The Company received proceeds in the amount of $257,000 in connection with the exercise of warrants in 2006. At December 31, 2006, 356,266 warrants were outstanding.
11. Employee Benefit Plan
     The Company and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company and TSC made aggregate matching contributions of $325,000, $276,000 and $328,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
12. Operating Leases
     Operations of TSC are conducted from an owned building in Houston, Texas. TSC also leases incidental office space in Fort Worth and San Antonio, Texas on month-to-month agreements.
     In 2005 and 2006, TSC entered into several long-term operating leases for equipment with lease terms of approximately three to five years. Certain of these lease structures allows TSC to purchase the equipment on or before the end of the lease term in October 2011. If TSC does not purchase the equipment at the fair market value, the equipment is returned to the lender. One lease obligates TSC to pay a guaranteed residual not to exceed 20% of the original equipment cost. The Company is accruing this liability, which is not expected to exceed $200,000. Lease expense for those equipment leases was approximately $576,000 in 2006 and $562,000 in 2005.
     Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2007	1,010
2008	776
2009	624
2010	624
2011	468
Thereafter	—

Total future minimum rental payments	$3,502

     Total rent expense for all operating leases (including discontinued operations) amounted to approximately $995,000, $1,013,000 and $614,000 in fiscal years 2006, 2005 and 2004, respectively.

F27

13. Customers
     The following table shows contract revenues generated from TSC’s largest customers which accounted for more than 10% of revenues (dollars in thousands):

	December 31,		December 31,		December 31,
	2006		2005		2004
	Contract	% of	Contract	% of	Contract	% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Texas State Department of Transportation	$166,333	67.1%	$84,827	38.8%	$44,461	33.6%
City of Houston	$29,848	12.1%	$49,437	22.6%	$16,512	12.5%
Harris County	*	*	$29,796	13.6%	*	*

*	represents less than 10% of revenues
14. Equity Offering
     In January 2006, the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. The Company received proceeds, net of underwriting commissions, of approximately $28.0 million ($13.95 per share) and paid approximately $907,000 in related offering expenses. In addition, the Company received approximately $484,000 from the exercise of warrants and options to purchase 321,758 shares, such shares were sold by the option and warrant holders in the offering. From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes in January 2006. Executive management, directors and former directors received proceeds as follows:

Name	Principal	Interest	Total payment
Patrick T. Manning	$318,592	2,867	$321,459
James D. Manning	$1,855,349	16,698	$1,872,047
Joseph P. Harper, Sr	$2,637,422	23,737	$2,661,159
Maarten D. Hemsley	$181,205	1,631	$182,836
Robert M. Davies	$452,909	4,076	$456,985
During the first quarter of 2006, the Company utilized a portion of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds used for the acquisition of RDI (see note below). In the second through fourth quarters, a portion of the offering proceeds was also used to purchase additional capital equipment for the construction business.
15. Purchase of certain assets of Rathole Drilling, Inc. (“RDI”)
     In January, 2006, TSC acquired certain assets of the crane division of RDI. The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million, the trade name RDI and the assumption by TSC of certain RDI contracts. TSC paid cash for the acquired assets of $2.2 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s historical business.
16. Commitments and Contingencies
Employment Agreements
     Joseph P. Harper, Sr. and Patrick T. Manning and certain other officers of TSC have employment agreements with the general partner of TSC which provide for payments of annual salary, bonuses and certain benefits if their employment is terminated without cause.
     In July 2005, Mr. Hemsley entered into a new employment agreement with the Company. The employment agreement provides for payments of annual salary, bonuses and certain benefits if his employment is terminated without cause.

F28

     SCPL had an employment agreement with its President, Terrance W. Allan that provided for payments of annual salary, a bonus and certain benefits if his employment was terminated without cause. As part of the sale of the Distribution business, a termination agreement was reached with Mr. Allan.
Self-Insurance
     TSC is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period from June 1, 2006 through May 31, 2007 as follows:
•	Specific excess reinsurance coverage for medical and prescription drug claims in excess of $60,000 for each insured person with a maximum lifetime reimbursable of $2,000,000.

•	Aggregate reinsurance coverage for medical and prescription drug claims with a plan year maximum of approximately $1.1 million which is the estimated maximum claims and fixed cost based on the number of employees.
     For the twelve months ended December 31, 2006, TSC incurred $1.2 million in expenses related to this plan, compared with $1.0 million in 2005 and $803,000 in 2004.
     TSC is also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.7 million per year. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. At December 31, 2006 and 2005, TSC had recorded an estimated liability of $575,000 and $673,000, respectively, which it believes is adequate based on its claims history. TSC has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.
     In 2006, TSC had outgrown the bonding limits of its bonding company, but was successful in obtaining increased bonding capacity through Travelers Casualty and Surety Company of America, for future construction contracts. As is customary, the Company indemnifies Travelers for all losses incurred by it in connection with bonds that are issued. The Company has granted Travelers a security interest in certain personal property for that obligation.
Guarantees
     The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material.
     The Company’s Certificate of Incorporation provides for indemnification of its officers and directors. The Company has a Director and Officer insurance policy that limits its exposure. At December 31, 2006 the Company had not accrued a liability for this guarantee, as the likelihood of incurring a payment obligation in connection with this guarantee is remote.
Litigation
     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company.
Purchase Commitments
     To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a

F29

bid. These quotations do not include any quantity guarantees. As soon as we are advised that our bid is the lowest, we enter into firm contracts with our materials suppliers and most sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs.
17. Minority Interests
     During fiscal 1993, the cumulative dividends on SCPL’s Series A Preferred Stock exceeded SCPL’s net income for that year, thus creating a loss attributable to SCPL’s common stockholders in excess of the minority interest, and accordingly, the Company reduced to zero the minority interest related to SCPL. In October 2003, the Board of Directors of SCPL approved a 1 for 300,000 share reverse stock split of SCPL’s common stock. The transaction was approved by the Company, SCPL’s majority shareholder. In March 2004 the reverse stock split of SCPL’s common stock was completed with the result that the Company became SCPL’s sole shareholder.
     From July 2001 to December 2004, the Company had an 80.1% investment in TSC. A minority interest liability of $5.3 million was reflected in the consolidated balance sheet for fiscal year 2003. In December 2004, the Company purchased the remaining 19.9% of TSC. Minority interest expense of $962,000 is reflected in the consolidated results of operations for fiscal 2004.
18. Related Party Transactions
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
     After the Sterling Transaction, Joseph P. Harper, Sr. and another officer of TSC purchased $370,000 and $123,000, respectively, of James D. Manning’s notes. As a result, Mr. Harper held a separate note in the principal amount of $370,000, an officer of TSC held a separate note in the principal amount of $123,000, and James D. Manning held a note in the principal amount of $493,500, in each case, on the same terms and conditions as the Manning Note.
     In September 2003, the First Note, the Manning Note and the Second Notes were amended to provide for a maturity date that was the date the Company was required to purchase the remaining shares of TSC if

F30

the holders of those shares exercised their rights to sell such shares to the Company, and to provide for payment of those notes with a combination of cash and five-year notes of the Company.
     In December 2003 prepayments of accrued interest and principal were made to certain of these noteholders. Mr. Harper received a prepayment totaling $86,000 and Mr. Davies received a prepayment totaling $411,000. Mr. Hemsley waived any prepayment of his notes at that time.
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
     James D. Manning is employed by an operating subsidiary of TSC under a three-year employment agreement that commenced January 1999 and that was extended for an additional three-year term in July 2001 and again in July 2004 pursuant to which he was entitled to receive an annual salary of $75,000 plus $75.00 per hour for each hour worked in excess of 1,000 hours during any calendar year. In addition, he was entitled to receive incentive compensation of up to 100% of his base pay if certain financial goals were met. In fiscal 2004 and 2005, he earned his maximum bonus of $50,000. In late 2005, Mr. Manning’s employment agreement was changed to a consulting agreement for which he receives a monthly retainer of $2,000 plus $800 per day worked. The agreement limits the ability of Mr. Manning to compete for a period of two years after he ceases to be an employee if he terminates his employment without good reason or TSC terminates his employment for good cause, and for a period of one year after he ceases to be an employee if he terminates his employment for good reason or TSC terminates his employment without good cause; provided that these non-competition obligations may be avoided by Mr. Manning if TSC terminates the employment agreement other than for good cause.
     From March 2001 until May 2002, Mr. Hemsley provided consulting services to, and since May 2002 he has been an employee of JO Hambro Capital Management Limited as Fund Manager of Leisure & Media Venture Capital Trust plc, and since February 2005 as Senior Fund Manager of its Trident Private Equity II LLP investment fund, neither of which funds were or are an investor in the Company or any of its affiliates.
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
     In January 2003 certain members of management, including Joseph P. Harper, Sr. ($70,000) and Maarten D. Hemsley ($25,000), loaned an aggregate of $250,000 to SCPL for working capital. Under the original terms of the loan, interest at an annual rate of 10% was paid monthly, with a maturity date of July 2003. The maturity date was later extended to December 2003 with the addition of a guarantee by the

F31

Company and was extended again to July 2004 with an increase in the interest rate to 12%. These notes were repaid in three installments in January and February 2005.
     In July 2001, Mr. Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for TSC. Fees paid or accrued to R.W. Frickel Company for 2006, 2005 and 2004 and were approximately $57,500, $113,000 and $82,000, respectively.
     In July 2005, Patrick Manning married Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc., both of which are women-owned business enterprises. The Paradigm companies provide materials and services to the Company and to other contractors. From July 2005, when Ms. Peterson and Mr. Manning were married, through December 31, 2005, the Company paid approximately $6.0 million to the Paradigm companies for materials and services. In 2006, the Company paid approximately $3.3 million to Paradigm for materials and services.
19. Capital Structure
     At December 31, 2006 the authorized capital stock of the Company consisted of 14,000,000 shares of common stock, par value $0.01 per share and 1,000,000 shares of preferred stock, par value $0.01 per share.
     Holders of common stock are entitled to one vote for each share on all matters voted upon by the stockholders, including the election of directors, and do not have cumulative voting rights. Subject to the rights of holders of any then outstanding shares of preferred stock, common stockholders are entitled to receive ratably any dividends that may be declared by the Board of Directors out of funds legally available for that purpose. Holders of common stock are entitled to share ratably in net assets upon any dissolution or liquidation after payment of provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Common stock shares are not subject to any redemption provisions and are not convertible into any other shares of capital stock. The rights, preferences and privileges of holders of common stock are subject to those of the holders of any shares of preferred stock that may be issued in the future.
     The Board of Directors may authorize the issuance of one or more classes or series of preferred stock without stockholder approval and may establish the voting powers, designations, preferences and rights and restrictions of such shares. No preferred shares have been issued.
     In December 1998, the Company entered into a rights agreement with American Stock Transfer & Trust, as rights agent, providing for a dividend of one purchase right for each outstanding share of common stock for stockholders of record on December 29, 1998. Holders of shares of common stock issued since that date are issued rights with their shares. The rights trade automatically with the shares of common stock and become exercisable only if a takeover attempt of the Company occurs. The rights will expire on December 29, 2008, unless redeemed or exchanged before that time.

F32

20. Quarterly Financial Information
(Unaudited)

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$56,480	$60,010	$68,743	$64,115	$249,348
Gross profit	6,686	7,310	7,878	6,673	28,547
Pre-tax income from continuing operations	4,563	4,832	5,354	4,455	19,204
Net income from continuing operations	3,022	3,156	3,545	2,915	12,638
Net income from discontinued operations, including gain on sale of $121 in 2006	171	208	65	238	682
Net income	$3,193	$3,364	$3,610	$3,153	$13,320
Basic income per share:
From continuing operations:	$0.30	$0.30	$0.33	$0.26	$1.19
From discontinued operations:	$0.02	$0.02	$0.01	$0.01	$0.06

Net income per share, basic:	$0.32	$0.32	$0.34	$0.27	$1.25

Diluted income per share:
From continuing operations	$0.27	$0.27	$0.30	$0.24	$1.08
From discontinued operations	$0.01	$0.02	$0.01	$0.01	$0.06

Net income per share, diluted:	$0.28	$0.29	$0.31	$0.25	$1.14

	Fiscal 2005 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$39,413	$57,228	$61,163	$61,635	$219,439
Gross profit	3,358	6,005	6,902	7,491	23,756
Pre-tax income from continuing operations	903	3,266	4,126	5,034	13,329
Net income from continuing operations	596	2,156	2,723	5,066	10,541
Net income from discontinued operations	231	245	57	26	559
Net income	$827	$2,401	$2,780	$5,092	$11,100
Basic income per share:
From continuing operations:	$0.08	$0.28	$0.35	$0.65	$1.36
From discontinued operations:	$0.03	$0.03	$0.01	$0.00	$0.07

Net income per share, basic:	$0.11	$0.31	$0.36	$0.65	$1.43

Diluted income per share:
From continuing operations	$0.06	$0.23	$0.29	$0.53	$1.11
From discontinued operations	$0.02	$0.03	$0.00	$0.00	$0.05

Net income per share, diluted:	$0.08	$0.26	$0.29	$0.53	$1.16

F33

Exhibit Index

Number	Exhibit Title

1.1	Form of Underwriting Agreement dated as of January 19, 2006 between Sterling Construction Company, Inc. and the underwriters and other parties named therein (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 13, 2006 (SEC File number 333-129780)).

2.1	Asset Purchase Agreement, dated September 23, 2002, by and among Texas Sterling Construction, L.P., Kinsel Industries, Inc. and Tracks of Texas, Inc. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-19450)).

3.1	Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.2	Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

3.3	Bylaws of Oakhurst Company, Inc. (incorporated by reference to Exhibit 3.2 to its Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed on May 29, 1998 (SEC File No. 000-19450)).

4.1	Certificate of Designations of Oakhurst Company, Inc.’s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.3	Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.’s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).

10.1#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.2#	Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.’s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

10.3#	Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.4#	Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

Number	Exhibit Title
10.5#	Form of Stock Incentive Agreements under Oakhurst Company, Inc.’s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#	Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.7#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#	Form of Employee Stock Option Agreement, dated as of August 29, 1991, by and between Hallwood Holdings Incorporated and certain of its directors and officers (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.12#	Employment Agreement, dated as of July 18, 2004, by and between Patrick T. Manning, Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.13#	Employment Agreement, dated as of July 18, 2004, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 99.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, dated as of March 23, 2005, filed on March 28, 2005 (SEC File No. 001-31993)).

10.14#	Employment Agreement, dated as of July 13, 2005, by and between Maarten D. Hemsley and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005 (SEC File No. 001-31993)).

10.15#	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.15 to its Registration Statement on Form S

10.26	Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

10.27	Fourth Amended and Restated Revolving Credit Loan Agreement, dated as of May 10, 2006, by and between Comerica Bank, Sterling Construction Company, Inc., Sterling General, Inc., Sterling Houston Holdings, Inc. Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.1 (and referred to as “Amended Revolving Line of Credit Agreement with Comerica Bank”) to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed on November 13, 2006 (SEC File No. 001-31993)).

10.28	Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.1 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on August 16, 2001 (SEC File No. 000-19450)).

Number	Exhibit Title
10.29	Amendment, dated as of September 12, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.3 to Oakhurst Company, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001, filed on October 22, 2001 (SEC File No. 000-19450)).

10.30	Second Amendment, dated as of December 13, 2001, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Transition Report on Form 10-K for the ten months ended December 31, 2002, filed on April 8, 2002 (SEC File No. 000-19450)).

10.31	Third Amendment, dated as of June 27, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.31 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.32	Fourth Amendment, dated as of September 25, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.32 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.33	Fifth Amendment, dated as of November 30, 2002, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.33 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.34	Sixth Amendment, dated as of January 15, 2003, to Credit Agreement, dated as of July 13, 2001, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.34 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on November 17, 2005 (SEC File number 333-129780)).

10.35	Seventh Amendment to Credit Agreement and Waiver, dated as of November 6, 2003, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.35 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.36	Eighth Amendment to Credit Agreement, dated as of September 17, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.37	Ninth Amendment to Credit Agreement, dated as of December 21, 2004, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.37 Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.38	Tenth Amendment to Credit Agreement, dated as of April 18, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.38 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.39	Eleventh Amendment to Credit Agreement and Note, dated as of June 3, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.39 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

Number	Exhibit Title
10.40	Twelfth Amendment to Credit Agreement, dated as of September 14, 2005, by and between National City Bank of Pennsylvania and Steel City Products, Inc. (incorporated by reference to Exhibit 10.40 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

10.42#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Patrick T. Manning, Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.36 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.43#	Amendment No. 1 to Executive Employment Agreement, dated November 2, 2005, by and between Joseph P. Harper, Sr., Sterling Construction Company, Inc., Sterling General, Inc. and Sterling Houston Holdings, Inc. (incorporated by reference to Exhibit 10.37 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File number 333-129780)).

10.45#	Note Prepayment Agreement, dated as of December 27, 2005, by and between SCC and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 27, 2005, filed on December 27, 2005 (SEC File No. 001-31993)).

10.46#	[Note Prepayment] Termination Agreement, dated as of December 30, 2005, by and between Sterling Construction Company, Inc. and certain of its noteholders named therein (incorporated by reference to Exhibit 10.1 to SCC’s Current Report on Form 8-K, dated as of December 30, 2005, filed on January 3, 2006 (SEC File No. 001-31993)).

21	Subsidiaries of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 21 to Sterling Construction Company, Inc.’s Registration Statement on Form S-1A, filed on January 3, 2006 (SEC File number 333-129780)).

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Maarten D. Hemsley, Chief Financial Officer of Sterling Construction Company, Inc.

32.0*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Maarten D. Hemsley, Chief Financial Officer.

E-4