Form 10-Q
period 2007-03-31
STERLING CONSTRUCTION CO INC
filed 2007-05-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
Commission file number 001-31993
STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
DELAWARE	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

20810 Fernbush Lane Houston, TX 77073	77073
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (281) 821-9091

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [√] No
As of May 1, 2007, 10,956,868 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding
DOCUMENTS INCORPORATED BY REFERENCE None

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures
Changes in Internal Control over Financial Reporting
Inherent Limitations on Effectiveness of Controls

PART II - OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,153	$28,466
Short-term investments	27,822	26,169
Contracts receivable	50,317	42,805
Costs and estimated earnings in excess of billings on uncompleted contracts	4,441	3,157
Inventories	1,024	965
Deferred tax asset	3,002	4,297
Other	2,208	1,549
Total current assets	103,967	107,408
Property and equipment, net	50,782	46,617
Goodwill	12,735	12,735
Note receivable, long-term	201	325
Other assets	676	687
	13,612	13,747
Total assets	$168,361	$167,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,177	$17,373
Billings in excess of costs and estimated earnings on uncompleted contracts	24,314	21,536
Current maturities of long term obligations	123	123
Other accrued expenses	4,516	5,502
Total current liabilities	52,130	44,534
Long-term obligations:
Long-term debt, net of current maturities	20,628	30,659
Deferred tax liability, net	1,615	1,588
	22,243	32,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued
Common stock, par value $0.01 per share; authorized 14,000,000 shares,
10,937,268 and 10,875,438 shares issued	109	109
Additional paid-in capital	115,116	114,630
Accumulated deficit	(21,237)	(23,748)
Total stockholders’ equity	93,988	90,991
Total liabilities and stockholders’ equity	$168,361	$167,772

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenues	$68,888	$56,480
Cost of revenues	63,256	49,794
Gross profit	5,632	6,686
General and administrative expenses	2,575	2,427
Other income	308	118
Operating income	3,365	4,377
Interest income	466	281
Interest expense	--	95
Income from continuing operations before income taxes	3,831	4,563
Income taxes	1,295	1,541
Net income from continuing operations	2,536	3,022

Net (loss) income from discontinued operations, net of income taxes of $0 and $102	(25)	171
Net income	$2,511	$3,193

Basic net income per share:
Net income from continuing operations	$0.23	$0.30
Net (loss) income from discontinued operations	$0.00	$0.02
Net income per share	$0.23	$0.32
Weighted average number of shares outstanding used
in computing basic per share amounts	10,919,145	10,002,088

Diluted net income per share:
Net income from continuing operations	$0.21	$0.27
Net (loss) income from discontinued operations	$0.00	$0.01
Diluted net income per share	$0.21	$0.28
Weighted average number of shares outstanding used
in computing diluted per share amounts	11,774,690	11,266,294

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	10,875	$109	$114,630	($23,748)	$90,991

Net income	--	--	--	2,511	2,511
Stock issued upon option /warrant exercise	62	--	69	--	69
Stock-based compensation expense	--	--	417	--	417

Balance at March 31, 2007	10,937	$109	$115,116	($21,237)	$93,988

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three months ended March 31,
	2007	2006

Net income	$2,511	$3,193
Net (loss) income from discontinued operations	(25)	171
Net income from continuing operations	2,536	3,022
Adjustments to reconcile income from operations to
net cash provided by operating activities:
Depreciation and amortization	2,451	1,804
Gain on sale of property and equipment	(271)	(118)
Deferred tax expense	1,295	1,541
Stock-based compensation expense	417	183

Other changes in operating assets and liabilities:
Increase in contracts receivable	(7,512)	(3,763)
Increase in costs and estimated earnings in
excess of billings on uncompleted contracts	(1,284)	(147)
Increase in inventories	(59)	--
(Increase) decrease in other assets	(609)	217
Increase (decrease) in accounts payable	5,804	(696)
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	2,778	350
Decrease in other accrued expenses	(986)	(650)
Net cash provided by continuing operating activities	4,560	1,743
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	--	(2,206)
Additions to property and equipment	(7,051)	(7,860)
Proceeds from sale of property and equipment	716	193
Purchases of short-term securities, available for sale	(23,271)	(40,340)
Sales of short-term securities, available for sale	21,618	15,244
Net cash used in continuing operations investing activities	(7,988)	(34, 969)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns - revolvers	20,000	16,000
Cumulative daily reductions - revolvers	(30,000)	(13,788)
Repayments under long-term obligations	(31)	(8,484)
Payments received on note receivable	77	--
Issuance of common stock pursuant to the exercise of options	69	495
Net proceeds from sale of common stock	--	27,059
Net cash (used in) provided by continuing operations financing activities:	(9,885)	21,282
Net decrease in cash and cash equivalents of continuing operations	(13,313)	(11,944)
Cash used in discontinued operating activities	--	(347)

Cash used for discontinued operations investing activities	--	(34)
Cash provided by discontinued operations financing activities	--	328
Net cash (used in) discontinued operations	--	(53)
Cash and cash equivalents at beginning of period	28,466	22,267
Cash and cash equivalents at end of period	$15,153	$10,323

Supplemental disclosure of non-cash activity:
Change in accrual of discontinued operations	$25	--
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12	$169
Cash paid during the period for taxes	$90	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling Construction Company, Inc. (Sterling or the Company), without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2007 and the results of operations and cash flows for the periods presented. Certain information and footnoted disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany accounts and transactions have been eliminated in consolidation. For all periods presented, the Company had no subsidiaries with ownership interests less than 50%.

Until October 2006, the Company had two wholly-owned operating subsidiaries; Sterling Houston Holdings, Inc. and Steel City Products, LLC. Sterling Houston Holdings, Inc. is a 99% limited partner of Texas Sterling Construction Company, LP, a Texas limited partnership that operates the Company’s heavy highway construction business based in Houston, Texas, and that was, in a different form, the predecessor of Sterling Houston Holdings. For ease of reference, Sterling Houston Holdings, Inc. and Texas Sterling Construction, L.P. are referred to collectively as “Construction” or “TSC” and Steel City Products, LLC is referred to as “Distribution” or “SCPL”. The distribution business of SCPL was sold in October 2006. In the periods presented herein, SCPL’s operating results are presented as discontinued operations.

Certain prior year balances (other income, interest income, cash and short-term investments) have been reclassified to conform to the current year presentation.

Company Website

The Company maintains a website at www.sterlingconstructionco.com. The Company makes available free of charge on or through its website, access to its latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those filings, as soon as reasonably practicable after the Company electronically files those materials with, or furnishes those materials to, the Securities and Exchange Commission. The Company makes its web site content available for informational purposes only. The website content should not be relied upon for investment purposes.

2.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption on its results of operations or financial position.

3. Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

●	revenue recognition
●	contracts receivable
●	inventories
●	income taxes
●	self-insurance; and
●	stock-based compensation

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which it adopted on January 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of income. Other than the adoption of FIN 48, there have been no material changes in significant accounting policies as more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Adoption of FIN 48 is described more fully in Note 10.

4.  Short-term Investments

The Company invests in short-term auction-rate securities to provide for immediate operating cash needs. These auction-rate securities are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, there was no unrealized gain or loss on these securities at March 31, 2007.

The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At March 31, 2007 and December 31, 2006, the Company had short-term securities available for sale of $27.8 million and $26.2 million, respectively.

5. Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at March 31, 2007 consist primarily of raw materials, such as concrete and millings which are expected to be utilized in construction projects in the future. The cost of inventory includes labor, trucking and other equipment costs.

6. Property and Equipment (in thousands) (unaudited)

	March 31, 2007	December 31, 2006
Construction equipment	$61,947	$56,406
Transportation equipment	7,693	7,685
Buildings	1,488	1,488
Office equipment	452	435
Construction in progress	394	259
Land	1,466	1,204
	73,440	67,477
Less accumulated depreciation	(22,658)	(20,860)
	$50,782	$46,617

7. Discontinued operations

On October 27, 2006, the Company sold the operations of SCPL to an industry buyer based in Toledo, Ohio. The Company received proceeds from the sale of $5.4 million, which included a two-year promissory note in the amount of $650,000. From the proceeds, the Company repaid SCPL’s revolving line of credit in full and retained and settled certain liabilities primarily related to severance and bonus payments. The Company reported a pre-tax gain on the sale of $249,000 in 2006, equal to $121,000 after taxes. The Company retained an account receivable, which it believes is fully collectible and recorded liabilities related to the right of the purchaser to request payment for certain inventory not sold within a year and for legal claims which remained unresolved at the sale date.

In the first quarter of 2007, the Company resolved certain of the legal claims and adjusted its liability related to the payment of unsold inventory, which resulted in a loss of $25,000 for the quarter.

Summarized financial information for discontinued operations is presented below (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006
Net sales	$--	$5,821
(Loss) income before income taxes	(25)	273
Income taxes	--	102
(Loss) income from discontinued operations	$(25)	$171

8. Income Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock options and warrants using the treasury stock method. Stock options at March 31, 2007 that were anti-dilutive were not included in the computation of diluted net income per share. At March 31, 2007, there were 81,300 potentially dilutive shares with a weighted average exercise price per share of $25.02 that were excluded from the calculation of diluted income per share as they were anti-dilutive. No options or warrants were anti-dilutive at March 31, 2006. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2007 and March 31, 2006 (in thousands, except share and per share data) (unaudited):

	Three months ended March 31,
	2007	2006
Numerator:
Net income from continuing operations, as reported	$2,536	$3,022
Net (loss) income from discontinued operations, as reported	(25)	171
Net income	$2,511	$3,193

Denominator:
Weighted average common shares outstanding - basic	10,919	10,002
Shares for dilutive stock options and warrants	856	1,264
Weighted average common shares outstanding and assumed conversions - diluted	11,775	11,266

Basic earnings per common share:
From continuing operations	$0.23	$0.30
From discontinued operations	$0.00	$0.02
Total:	$0.23	$0.32
Diluted earnings per common share:
From continuing operations:	$0.21	$0.27
From discontinued operations:	$0.00	$0.01
Total:	$0.21	$0.28

9. Stock-Based Compensation

The Company has five stock option plans which are administered by the compensation committee of the Board of Directors. In general, the plans provide for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period. Note 10 - Stock Options and Warrants of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be referred to for additional information regarding the stock-based incentive plans.

Pre-tax option compensation expense under SFAS 123(R) (included in general and administrative expense) was $382,000 and $183,000 ($255,000 and $121,000 after tax) for the first three months of 2007 and 2006, respectively. For the three months ended March 31, 2007, pre-tax restricted stock compensation expense, also included in general and administrative expense, was $35,000 ($23,000 after tax). There was no restricted stock compensation expense in the first three months of 2006.

Proceeds received by the Company from the exercise of 61,830 options for the three months ended March 31, 2007 was approximately $69,000.  At March 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $938,000, which is expected to be recognized over a weighted average period of approximately 2.3 years.  At March 31, 2007 there were 441,745 shares of common stock available under the 2001 plan for issuance pursuant to future stock option grants. No options were granted in the three months ended March 31, 2007 or March 31, 2006.

Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. Because the Company has not fully utilized its net operating loss carryforwards, the tax benefit cannot be recorded until it can be realized. In the first quarter of 2007, approximately $322,000 of tax benefit became available to be realized in the future.

10. Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2000 and state income tax examinations for years prior to 2002. The Company’s policy is to recognize interest related to any unrecognized tax benefit as interest expense and penalties as administrative expenses. No interest or penalties have been accrued at March 31, 2007. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company adopted FIN 48 on January 1, 2007. Adoption did not result in an adjustment to retained earnings. The Company’s principal uncertain tax positions consist of the availability of its net operating loss carryforwards of approximately $9.8 million for which it has recognized a deferred tax asset. In addition, the Company has available to it excess tax benefits resulting from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, which, under the provisions of SFAS 123(R), may be used to offset future taxable income only after its existing net operating loss carryforwards are utilized.

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to March 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements may be included throughout this report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors”, below and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions or reductions in federal, state and local government funding for infrastructure services;

•	adverse economic conditions in our core markets in Texas;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	cost escalations associated with our fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions; although we prepare our budgets and bid for contracts based on historical rainfall patterns, the incidence of rainfall may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, integrate and complete acquisitions.

Potential investors are urged to consider these factors and the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

Any forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this report, except as may be required by applicable securities laws.

Overview

We are a leading heavy civil construction company based in Houston that specializes in the building, rebuilding and repair of transportation and water infrastructure in large and growing markets in Texas. This business is conducted by our subsidiary, Texas Sterling Construction Company, L.P. and is referred to in this report as “TSC” or “Construction”. Our transportation infrastructure projects include highways, roads, toll roads, bridges and light rail systems, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own workforce and equipment for excavating, paving, pipe installation and concrete placement, engaging subcontractors as required.

In October 2006, we sold our non-core distribution business which was conducted in Pittsburgh, Pennsylvania under the name “Steel City Products” (“SCPL” or “Distribution”). Results of discontinued operations for the three months ended March 31, 2007 represent changes in our accruals for unresolved liabilities not assumed by the buyer of the business, and for the three months ended March 31, 2006 reflect the operations of the Distribution business.

Material Changes in Financial Condition

At March 31, 2007, there had been no material changes in the Company’s financial condition since December 31, 2006, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three months ended March 31, 2007 compared with three months ended March 31, 2006

(dollar amounts in thousands) (unaudited):	2007	2006	% change

Revenues	$68,888	$56,480	22.0%
Gross profit	5,632	6,686	(15.8%)
Gross margin	8.2%	11.8%	(30.6%)
General and administrative expenses, net	2,267	2,309	(1.8%)
Operating income	3,365	4,377	(23.1%)
Operating margin	4.9%	7.7%	(37.0%)
Interest income, net	466	186	150.5%
Income from continuing operations, before taxes	3,831	4,563	(16.0%)
Income taxes	1,295	1,541	(16.0%)
Net income from continuing operations	2,536	3,022	(16.1%)
Net (loss) income from discontinued operations	(25)	171	n/a
Net income	$2,511	$3,193	(21.4%)

Revenues
Revenues increased approximately $12.4 million compared with the first quarter of the prior year, due to increases in volume from a higher backlog at the beginning of the current period and to progress made on several of our larger contracts. We saw significant growth in our state highway business, especially in the Dallas/Fort Worth market. Our workforce grew from approximately 850 employees in the first quarter of 2006 to over 1,000 in the current period and we had the benefit of a much enlarged equipment fleet, which has allowed us to increase revenues and generally to achieve greater efficiencies and productivity on our construction projects. However, the increase in revenues was less than expected principally because of higher than average rainfall primarily in January across all our geographic markets. In the first quarter of 2006 the weather was much drier than average.

Backlog
At the end of the first quarter of the current year, our backlog of construction projects was $394 million, compared with $395 million at the beginning of fiscal 2007. In the first quarter, we added in excess of $68 million of new contracts.

Gross profit
Gross profits decreased by $1.0 million and gross margin decreased from 11.8% to 8.2%. The decrease in gross profits was due to the wetter weather in the period, which adversely affected productivity and gross margins. In the first quarter of the prior year, the unseasonably dry weather benefited our gross margins.

General and administrative expenses, net of other income
General and administrative expenses, net of other income remained comparable to prior period levels, despite the increase in revenues, leading to a reduction in the percentage of these overheads to revenues.

Operating income
The decrease in operating income resulted from the decreased gross profit.

Interest income and expense
In the first quarter of 2007, interest income increased by $280,000 compared with the prior year period. The increase was due to interest earned on higher cash balances and short-term auction rate securities throughout the period, which resulted principally from proceeds received in the mobilization phase of certain contracts and to the unutilized portion of our equity offering proceeds in 2006. Interest expense in the first quarter of 2007 was approximately $15,000, which has been capitalized as part of our construction in progress and therefore, there was no interest expense charged to operations in the first quarter of 2007, compared with interest expense of $95,000 in the prior year.

Income taxes
Our effective income tax rate was 33.8% for the three months ended March 31, 2007 and 2006, respectively. The Company’s federal income taxes are largely offset by net operating loss carryforwards, although we expect that these tax losses will all be utilized during 2007. As described in Note 10, we adopted the provisions of FIN 48 in the first quarter of 2007. Such adoption did not result in an adjustment to retained earnings.

Net income from continuing operations
The decrease in net income from continuing operations was due to the decrease in operating income offset in part by higher interest income.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2007 and March 31, 2006.

	Three months ended March 31,
(in thousands) (unaudited)	2007	2006
Cash and cash equivalents at end of period	$15,153	$10,323
Net cash provided by (used in) continuing operations:
Operating activities	4,560	1,743
Investing activities	(7,988)	(37,969)
Financing activities	(9,885)	21,282
	($13,313)	($11,944)

Capital expenditures of continuing operations	$7,051	$9,860
Working capital at end of period	$51,837	$46,063

Operating Activities

Significant non-cash items included in operating activities are:
● depreciation and amortization, which for the first quarter of the current year totaled $2.5 million, an increase of $0.7 million from last year, as a result of an increase in the size of our construction fleet in both 2005 and 2006;
● stock-based compensation expense, which increased by $0.2 million as a result of stock option grants in 2006 that were issued at significantly higher exercise prices due in turn to an increase in our stock price since the first quarter of 2006.

The significant components of the changes in working capital are as follows:
● contracts receivable increased $7.5 million in the current year, compared with an increase of $3.8 million last year, of which $6.0 million was attributable to the revenue increase and the balance to the higher level of customer retentions
●  billings in excess of costs on uncompleted contracts increased by $2.8 million this year, compared with last year’s increase of $0.3 million. These changes principally reflect fluctuations in the timing and amount of mobilization payments received for the start-up of certain contracts;
● trade payables, which increased by $5.8 million in the first quarter of this year, compared with a decrease of $0.7 million in the first quarter of 2006; these variations resulted from changes in the volume of materials and sub-contractors in the respective periods due to the change in revenues.

Investing activities

Expenditures for the replacement of certain equipment, to expand our construction fleet and acquire real estate for materials handling, totaled $7.0 million in the first three months of 2007, compared with a total of $10.0 million of equipment purchases in the same period last year, which included the acquisition of certain drill shaft equipment. In 2006, we began investing funds generated by our equity offering into short-term auction rate securities as described in Note 4.

Financing activities

Financing activities in the first quarter of 2007 primarily reflected the reduction of $10.0 million in the outstanding revolving line of credit balance. In the prior year period, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, net of expenses, and funds generated from the exercise of options and warrants in the first quarter of 2006 totaled $495,000. In addition, in the first quarter of 2006, $8.5 million was used to prepay all of the Company’s outstanding 12% five-year promissory notes held by members of management.

Liquidity

The level of working capital for our construction business varies due to fluctuations in --
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments;
•	customer receivables and contract retentions; and
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant. The significant increase in our working capital in 2006 was an important element in enabling us to expand our bonding facilities and therefore to bid on larger and longer-lived projects than in the past.

The Company believes that it has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements and expects no material changes in its liquidity.

Sources of Capital

In addition to our cash balances and cash provided from operations, we use our revolving line of credit facility with Comerica Bank, (the Revolver) to finance our capital expenditures and working capital needs.

Capital equipment is acquired as needed to support our work crews and increased backlog. At the end of the first quarter of 2007 we did not have any material commitments for capital expenditures; however, in line with the growth in our backlog and expected increase in revenues in 2007, we plan to continue the expansion of our equipment fleet over the next twelve months.

In April 2006, we renewed the Revolver through May 31, 2009, and increased the borrowing capacity under the facility to $35.0 million. The Revolver is a collateral-based facility and total borrowing capacity is subject to a borrowing base. At March 31, 2007, $20.0 million in borrowings were outstanding under the Revolver and the borrowing base provided an additional $15.0 million of available borrowing. In addition we had cash and cash equivalents of $15.1 million and short-term investment securities available for sale of $27.8 million.

The Revolver is secured by all of our construction equipment and provides working capital financing to fund our operations and the acquisition of equipment. The Revolver requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the facility. Borrowing interest rates are based on the bank's prime rate or on a Eurodollar rate at our option. The interest rate on funds borrowed under the Revolver during the quarter ended March 31, 2007 was 8.25%. The Revolver is subject to our compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, and debt leverage ratios. We were in compliance with all of these covenants for all periods through the quarter ended March 31, 2007.

Inflation

We do not believe that inflation has had a material negative impact on our operations or financial results during recent years, although increases in oil prices have recently affected the costs of operating our construction fleet, our transportation costs and some material costs.

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

An increase of 1% in the market rate of interest would have increased our interest expense for the three months ended March 31, 2007 by an insignificant amount.

We apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, pursuant to which our interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings.

Because we derive no revenues from foreign countries and have no obligations in foreign currency, we experience no direct foreign currency exchange rate risk. However, prices of certain raw materials construction equipment and consumables, such as oil, steel and cement, may be affected by currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2007 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal controls over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is not a party to any material legal proceedings.

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits
Exhibits

*31.1 Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
*31.2 Certification of Maarten D. Hemsley, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
*32.0 Certification of Patrick T. Manning, Chief Executive Officer and Maarten D. Hemsley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 9, 2007	By:	/s/ Patrick T. Manning
Patrick T. Manning
Chairman and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC..
Quarterly Report on Form 10-Q for Period Ended March 31, 2007
Exhibit Index

Exhibit No.	Description

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith