Form 10-Q
period 2007-06-30
STERLING CONSTRUCTION CO INC
filed 2007-08-09
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007
Or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___

Commission file number 001-31993

STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

20810 Fernbush Lane Houston, Texas	77073
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code  (281) 821-9091

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                      ☐  Yes   ☑  No

 As of August 1, 2007, there were 11,008,740 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2007

PART I
Item 1    Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,596	$28,466
Short-term investments	29,706	26,169
Contracts receivable	50,816	42,805
Costs and estimated earnings in excess of billings on uncompleted contracts	6,561	3,157
Inventories	1,037	965
Deferred tax asset	1,246	4,297
Other	1,952	1,549
Total current assets	106,914	107,408
Property and equipment, net	58,121	46,617
Goodwill	12,735	12,735
Note receivable, long-term	116	325
Other assets	666	687
	13,517	13,747
Total assets	$178,552	$167,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,073	$17,373
Billings in excess of costs and estimated earnings on uncompleted contracts	24,796	21,536
Current maturities of long term obligations	123	123
Other accrued expenses	4,016	5,502
Total current liabilities	53,008	44,534
Long-term obligations:
Long-term debt, net of current maturities	25,597	30,659
Deferred tax liability	1,615	1,588
	27,212	32,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 14,000,000 shares authorized, 10,997,680 issued and outstanding at June 30, 2007; 10,875,438 issued and outstanding at December 31, 2006	110	109
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	--	--
Additional paid-in capital	115,662	114,630
Accumulated deficit	(17,440)	(23,748)
Total stockholders’ equity	98,332	90,991
Total liabilities and stockholders’ equity	$178,552	$167,772

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$71,275	$60,010	$140,163	$116,490
Cost of revenues	63,229	52,700	126,485	102,494
Gross profit	8,046	7,310	13,678	13,996
General and administrative expenses, net	2,876	2,882	5,451	5,309
Other income	108	40	416	158
Operating income	5,278	4,468	8,643	8,845
Interest income	475	384	941	664
Interest expense	42	20	42	114
Income from continuing operations before income taxes	5,711	4,832	9,542	9,395
Income taxes	1,914	1,676	3,209	3,218
Net income from continuing operations	3,797	3,156	6,333	6,177

Income(loss) from discontinued operations, net of income taxes of $0, $144, $0 and $245, respectively	--	208	(25)	379
Net income	$3,797	$3,364	$6,308	$6,556

Basic net income per share:
Net income from continuing operations	$0.35	$0.30	$0.58	$0.60
Net income from discontinued operations	$0.00	$0.02	$0.00	$0.04
Net income per share	$0.35	$0.32	$0.58	$0.64
Weighted average number of shares outstanding used in computing basic per share amounts	10,969,513	10,576,649	10,944,654	10,302,716

Diluted net income per share:
Net income from continuing operations	$0.32	$0.27	$0.54	$0.53
Net income from discontinued operations	$0.00	$0.02	$0.00	$0.03
Net income per share	$0.32	$0.29	$0.54	$0.56
Weighted average number of shares outstanding used in computing diluted per share amounts	11,783,284	11,799,809	11,768,881	11,579,436

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	10,875	$109	$114,630	$(23,748)	$90,991

Net income	--	--	--	6,308	6,308
Stock issued upon option /warrant exercises	113	1	174	--	175
Restricted stock grants	10	--	--	--	--
Stock-based compensation expense	--	--	858	--	858

Balance at June 30, 2007	10,998	$110	$115,662	$(17,440)	$98,332

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006

Net income	$6,308	$6,556
Net (loss) income from discontinued operations	(25)	379
Net income from continuing operations	6,333	6,177
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	4,661	3,643
Gain on sale of property and equipment	(377)	(158)
Deferred tax expense	3,078	3,218
Stock-based compensation expense	858	492

Other changes in operating assets and liabilities:
Increase in contracts receivable	(8,011)	(9,485)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(3,404)	(866)
Increase in inventories	(72)	--
Increase in other assets	(346)	(149)
Increase (decrease) in accounts payable	6,700	(2,065)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	3,260	(1,682)
(Decrease) increase in other accrued expenses	(1,511)	956
Net cash provided by continuing operating activities	11,169	81
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	--	(2,206)
Additions to property and equipment	(16,634)	(13,619)
Proceeds from sale of property and equipment	865	561
Purchases of short-term securities, available for sale	(49,512)	(62,057)
Sales of short-term securities, available for sale	45,975	41,519
Net cash used in continuing operations investing activities	(19,306)	(35,802)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – revolvers	25,000	24,000
Cumulative daily reductions – revolvers	(30,062)	(13,788)
Repayments under long-term obligations	--	(8,515)
Payments received on note receivable	154	--
Issuance of common stock pursuant to the exercise of options	175	663
Net proceeds from the sale of common stock	--	27,039
Net cash (used in) provided by continuing operations financing activities	(4,733)	29,399
Net decrease in cash and cash equivalents of continuing operations	(12,870)	(6,322)
Cash used in discontinued operating activities	--	(594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cash used for discontinued operations investing activities	--	(38)
Cash provided by discontinued operations financing activities	--	555
Net cash used in discontinued operations	--	(77)
Cash and cash equivalents at beginning of period	28,466	22,267
Cash and cash equivalents at end of period	$15,596	$15,945

Supplemental disclosure of non-cash activity:
Change in accrual of discontinued operations	$25	--
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44	$278
Cash paid during the period for taxes	$90	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

1.           Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Until October 2006, the Company had two operating entities, Texas Sterling Construction, L.P., which operates the Company’s heavy highway construction business and is based in Houston, Texas and Steel City Products, LLC (referred to herein as “Distribution” or “SCPL”).  Substantially all of SCPL’s assets were sold in October 2006, and on May 14, 2007, SCPL was merged into Sterling.  In the periods presented herein, SCPL’s operating results are presented as discontinued operations.  Effective June 29, 2007, Texas Sterling Construction L.P., merged into its general partner, Sterling General, Inc. (a wholly-owned subsidiary of the Company) and changed its name to Texas Sterling Construction Co.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2007 and the results of operations and cash flows for the periods presented.  Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany balances and transactions have been eliminated in consolidation.  For all periods presented, the Company had no subsidiaries with ownership interests less than 50%.

Certain prior year balances have been reclassified to conform to the current year presentation.  The reclassifications resulted from expanding the other income and interest income line items.

2.           Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115” (“SFAS No. 159”). This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption on its results of operations and financial position.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively been settled for purposes of recognizing previously unrecognized tax benefits.  Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.  The Company applied the provisions of this FASB Staff Position in conjunction with the adoption of FIN 48.

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

4.           Short-term Investments

The Company invests in short-term auction-rate securities to provide for immediate operating cash needs.  These auction-rate securities are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less.  Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, there was no unrealized gain or loss on these securities at June 30, 2007 or December 31, 2006.

The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  At June 30, 2007 and December 31, 2006, the Company had short-term securities available for sale of $29.7 million and $26.2 million, respectively.

5.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at June 30, 2007 consist primarily of raw materials, such as broken concrete and millings which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.           Property and Equipment (in thousands)

	June 30, 2007	December 31, 2006
Construction equipment	$68,438	$56,406
Transportation equipment	8,404	7,685
Buildings	1,488	1,488
Office equipment	465	435
Construction in progress	443	259
Land	2,562	1,204
	81,800	67,477
Less accumulated depreciation	(23,679)	(20,860)
	$58,121	$46,617

7.           Discontinued operations

On October 27, 2006, the Company sold substantially all of the assets of SCPL to an industry buyer based in Toledo, Ohio.  The Company received proceeds from the sale of $5.4 million, which included a two-year promissory note in the amount of $650,000.  From the proceeds, the Company repaid SCPL’s revolving line of credit in full and retained and settled certain liabilities primarily related to severance and bonus payments.  The Company reported a pre-tax gain on the sale of $249,000 in 2006, equal to $121,000 after taxes.  The Company retained an account receivable, which it believes is fully collectible and recorded liabilities related to the right of the purchaser to request payment for certain inventory not sold within a year and for legal claims which remained unresolved at the sale date.

In the first quarter of 2007, the Company resolved certain of the legal claims and adjusted its liability related to the payment of unsold inventory, which resulted in a $25,000 expense for the quarter.

Summarized financial information for discontinued operations is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$--	$5,921	$--	$11,471
Income (loss) before income taxes	--	352	(25)	624
Income taxes	--	144	--	245
Income (loss) from discontinued operations	$--	$208	$(25)	$379

8.           Income Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed giving effect to all potential dilutive common stock options and warrants using the treasury stock method.  Stock options at June 30, 2007 that were anti-dilutive were not included in the computation of diluted net income per share. At June 30, 2007, there were 81,300 common stock options with a weighted average exercise price per share of $25.02 that were excluded from the calculation of diluted income per share as they were anti-dilutive.  No options or warrants were anti-dilutive at June 30, 2006.  The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three and six months ended June 30, 2007 and June 30, 2006, respectively, (in thousands, except share and per share data):

	Three months ended June 30,
	2007	2006
Numerator:
Net income from continuing operations, as reported	$3,797	$3,156
Net income from discontinued operations, as reported	--	208
Net income	$3,797	$3,364

Denominator:
Weighted average common shares outstanding – basic	10,970	10,577
Shares for dilutive stock options, restricted stock and warrants	813	1,223
Weighted average common shares outstanding and assumed conversions – diluted	11,783	11,800

Basic earnings per common share:
From continuing operations	$0.35	$0.30
From discontinued operations	$0.00	$0.02
Total	$0.35	$0.32
Diluted earnings per common share:
From continuing operations	$0.32	$0.27
From discontinued operations	$0.00	$0.02
Total	$0.32	$0.29

	Six months ended June 30,
	2007	2006
Numerator:
Net income from continuing operations, as reported	$6,333	$6,177
Net (loss) income from discontinued operations, as reported	(25)	379
Net income	$6,308	$6,556

Denominator:
Weighted average common shares outstanding – basic	10,945	10,303
Shares for dilutive stock options, restricted stock and warrants	824	1,276
Weighted average common shares outstanding and assumed conversions – diluted	11,769	11,579

Basic earnings per common share:
From continuing operations	$0.58	$0.60
From discontinued operations	$0.00	$0.04
Total	$0.58	$0.64
Diluted earnings per common share:
From continuing operations	$0.54	$0.53
From discontinued operations	$0.00	$0.03
Total	$0.54	$0.56

9.           Stock-Based Compensation

The Company has five stock option plans which are administered by the Compensation Committee of the Board of Directors. In general, the plans provide for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant.  The original terms of the grants typically do not exceed 10 years.  Stock options generally vest over a three to five year period.  Note 10 – Stock Options and Warrants of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be referred to for additional information regarding the stock-based incentive plans.

We recorded compensation expense of $858,000 and $492,000 for the six-month periods ended June 30, 2007 and 2006, respectively, and $441,000 and $308,000 for the quarters ended June 30, 2007 and 2006, respectively, related to restricted stock grants and stock options outstanding for the periods then ended.  Unrecognized compensation expense at June 30, 2007 for the unvested portion of restricted stock granted was $175,000 and for unvested options was $556,000.

In May 2007, the six independent directors of the Company were each granted 1,598 shares of restricted stock at the market price on the day of grant, or $21.90, which will vest over one year.

Proceeds from the exercise of 50,824 and 112,654 options for the three and six months ended June 30, 2007, respectively, were approximately $106,000 and $175,000, respectively.  At June 30, 2007 there were 432,745 shares of common stock available under the 2001 plan for issuance pursuant to future stock option grants.  No options were granted in the six months ended June 30, 2007 or June 30, 2006, respectively.

10.           Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2000 and state income tax examinations for years prior to 2002.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at June 30, 2007.

The Company adopted FIN 48 on January 1, 2007.  Adoption did not result in an adjustment to retained earnings.  The Company has uncertain tax positions of $1.3 million, which consists of $0.9 million of a net operating loss carryforward at June 30, 2007 for which a deferred tax asset has been recognized and $0.5 million of excess tax benefits for the six months ending June 30, 2007 resulting from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, which, under the provisions of SFAS 123(R), may be used to offset future taxable income only after its existing net operating loss carryforwards are utilized.

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to June 30, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements may be included throughout this report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors”, below and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, contract backlog, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions or reductions in federal, state and local government funding for infrastructure services;

•	adverse economic conditions in our markets in Texas;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	cost escalations associated with our fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions; although we prepare our budgets and bid for contracts based on historical rainfall patterns, the incidence of rainfall may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, finance, complete and integrate acquisitions.

Potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operating through Texas Sterling Construction Company Co., is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Material Changes in Financial Condition

At June 30, 2007, there had been no material changes in the Company’s financial condition since December 31, 2006, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three months ended June 30, 2007 compared with three months ended June 30, 2006

(dollar amounts in thousands) (unaudited):	2007	2006	% change

Revenues	$71,275	$60,010	18.8%
Gross profit	8,046	7,310	10.1%
Gross margin	11.3%	12.2%	(7.4%)
General and administrative expenses, net	2,768	2,842	(2.6%)
Operating income	5,278	4,468	18.1%
Operating margin	7.4%	7.4%	--
Interest income, net	433	364	19.0%
Income from continuing operations, before taxes	5,711	4,832	18.2%
Income taxes	1,914	1,676	14.2%
Net income from continuing operations	3,797	3,156	20.3%
Net income from discontinued operations	--	208	nm
Net income	$3,797	$3,364	12.9%

Revenues
Revenues increased approximately $11.3 million compared with the second quarter of the prior year, reflecting good progress in the completion of many of our contracts.  We continued to see significant growth in our state highway business, especially in the Dallas/Fort Worth market.  Our workforce has increased by approximately 200 employees from June 30, 2006 to June 30, 2007 and we have continued to increase the size of our equipment fleet and added new plants, all of which contributed to an increase in our construction capabilities, enabling us to take advantage of our strong backlog.  However, the increase in revenues was less than expected principally because of the above-average number of days of heavy rainfall experienced across all our geographic markets in May and June 2007.

Backlog
At the end of the second quarter of the current year, our backlog of construction projects was $394 million, which was the same as that at the beginning of the quarter.  In the quarter, we added approximately $66 million of new contracts.

Gross profit
Gross profits increased by $0.7 million, reflecting the increase in revenues, offset by a decline in gross margins to 11.3% for the three months ended June 30, 2007 from 12.2% in the prior year period.  The decrease in gross margins was due to a lower average margin in backlog this year compared to the prior year, and the rainfall that affected this year’s second quarter, which adversely affected productivity.  These negative factors were offset, in part, by improved gross margins earned on several projects nearing completion in the period, and a reduction in costs associated with the re-design of certain contracts.

General and administrative expenses, net of other income
General and administrative expenses, net of other income decreased slightly compared with the prior period, despite the increase in revenues, as these expenses do not vary directly with the volume of work performed on contracts in progress, leading to a reduction in the percentage of these overheads to revenues.

Operating income
The increase in operating income resulted from the increased gross profit combined with the reduction in overheads.

Interest income and expense
In the second quarter of 2007, interest income increased by $91,000 compared with the second quarter of the prior year.  The increase was due to interest earned on higher cash balances and short-term auction rate securities throughout the period, which resulted principally from proceeds received in the mobilization phase of certain contracts, to the unutilized portion of the proceeds of our 2006 equity offering, and to higher interest rates.  Interest expense in the second quarter of 2007 was approximately $42,000 compared with interest expense of $20,000 in the prior year.

Income taxes
Our effective income tax rate was 33.5% and 34.7% for the three months ended June 30, 2007 and 2006, respectively.  The decrease in the effective tax rate is a result of an increase of non-taxable income from investments in municipalities.  Approximately $0.9 million of net operating loss carry forwards remain at June 30, 2007 to offset future taxable income.  As described in Note 10, we adopted the provisions of FIN 48 in the first quarter of 2007.  Such adoption did not result in an adjustment to retained earnings.

Six months ended June 30, 2007 compared with six months ended June 30, 2006

(dollar amounts in thousands) (unaudited):	2007	2006	% change

Revenues	$140,163	$116,490	20.3%
Gross profit	13,678	13,996	(2.3%)
Gross margin	9.8%	12.0%	(18.3%)
General and administrative expenses, net	5,035	5,151	(2.3%)
Operating income	8,643	8,845	(2.3%)
Operating margin	6.2%	7.6%	(18.4%)
Interest income, net	899	550	63.5%
Income from continuing operations, before taxes	9,542	9,395	1.6%
Income taxes	3,209	3,218	(0.3%)
Net income from continuing operations	6,333	6,177	2.5%
Net (loss) income from discontinued operations	(25)	379	Nm
Net income	$6,308	$6,556	(3.8%)

Revenues
Revenues increased approximately $23.7 million compared with the first six months of the prior year, reflecting the higher backlog at the beginning of the current period, compared with the prior year’s level, and the continued expansion of our construction fleet, addition of plants and addition of crews.  We achieved significant growth in our state highway business this year, especially in the Dallas/Fort Worth market.  Our workforce grew from approximately 850 employees at the end of the second quarter of 2006 to over 1,050 at the end of the current period and we had the benefit of a much enlarged equipment fleet, both of which have allowed us to take advantage of our strong backlog and to achieve higher revenue on our construction projects.  However, the increase in revenues was less than expected principally because of the effect of higher rainfall this year than last across all our geographic markets.

Backlog
At the end of the first half of the current year, our backlog of construction projects was $394 million, compared with $395 million at the beginning of fiscal 2007.  In the first six months of 2007, we added approximately $134 million of new contracts.

Gross profit
Gross profits decreased by $0.3 million, despite the higher revenues this year, due to a decrease in gross margins to 9.8% for the six months ended June 30, 2007 from 12.0% in the prior year period.  The decrease in gross margins was due principally to the lower average margin in backlog this year, compared with the prior year, and to the wetter weather in the period, which adversely affected productivity.  These factors were partly offset by certain positive contract results in the second quarter of fiscal 2007, as described above.

General and administrative expenses, net of other income
General and administrative expenses, net of other income decreased slightly compared with the prior period, despite the increase in revenues, as these expenses do not vary directly with the volume of work performed on contracts in progress, leading to a reduction in the percentage of these overheads to revenues.

Operating income
There was a slight decrease in operating income due to the decreased gross profit, offset by the decrease in overheads.

Interest income and expense
In the first half of 2007, net interest income increased by $277,000 compared with the prior year period.  The increase was due to interest earned on higher cash balances and short-term auction rate securities throughout the period, which resulted principally from proceeds received in the mobilization phase of certain contracts, and to the unutilized proceeds of our 2006 equity offering, and to higher interest rates.  Interest expense in the first half of 2007 was approximately $67,000, of which $15,000 was capitalized as part of our construction in progress, compared with interest expense of $114,000 in the prior year period.

Income taxes
Our effective income tax rate was 33.6% and 34.3% for the six months ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate is a result of an increase of non-taxable income from investments in municipalities.  Through the periods reported, the Company’s federal income taxes were largely offset by net operating loss carryforwards.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2007 and June 30, 2006 (in thousands) (unaudited):

	2007	2006

Cash and cash equivalents at end of period	$15,596	$15,945
Net cash provided by (used in) continuing operations:
Operating activities	11,169	81
Investing activities	(19,306)	(35,802)
Financing activities	(4,733)	29,399
	$(12,870)	$(6,322)

Capital expenditures of continuing operations	$16,634	$15,619
Working capital at end of period	$53,906	$55,962

Operating Activities

Significant non-cash items included in operating activities are:
●           depreciation and amortization, which for the first six months of the current year totaled $4.7 million, an increase of $1.1 million from last year, as a result of the continued increase in the size of our construction fleet in recent years;
●           stock-based compensation expense increased by $0.4 million as a result of stock option grants in 2006 that were issued at significantly higher grant prices due to increases in our stock price.

The significant components of the changes in working capital are as follows:
●           contracts receivable increased $8.0 million in the current year, compared with an increase of $9.5 million last year, which are attributable to revenue increases and to higher levels of customer retentions;
●           cost and estimated earnings in excess of billings on uncompleted contracts increased by $3.4 million this year compared to last year’s decrease of $0.9 million, principally due to the higher volume of work in progress at June 30, 2007;
●            billings in excess of costs on uncompleted contracts increased by $3.3 million this year, compared with last year’s decrease of $1.7 million.  These changes principally reflect fluctuations in the timing and amount of mobilization payments received for the start-up of certain contracts;
●           trade payables, which increased by $6.7 million in the first six months of this year, compared with a decrease of $2.1 million in the first six months of 2006; these variations resulted from changes in the volume of materials and sub-contractors in the respective periods due to the change in the mix of contracts in progress.

Investing activities

Expenditures for the replacement of certain equipment, to expand our construction fleet and acquire real estate for materials handling, totaled $16.6 million in the first six months of 2007, compared with a total of $15.6 million of equipment purchases in the same period last year, which included the acquisition of certain drill shaft equipment of RDI.  In 2006, we began investing surplus funds generated by our equity offering into short-term auction rate securities as described in Note 4.

Financing activities

Financing activities in the first six months of 2007 primarily reflected the reduction of $5.0 million in the outstanding revolving line of credit balance.  In the prior year period, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, net of expenses, and funds generated from the exercise of options and warrants in that period totaled $663,000.  In addition, in the first six months of 2006, $8.5 million was used to prepay all of the Company’s outstanding 12% five-year promissory notes held by members of management.

Liquidity

The level of working capital for our construction business varies due to fluctuations in:
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

The Company believes that it has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements and potential business acquisitions, and expects no material changes in its liquidity.

Sources of Capital

In addition to our cash balances and cash provided from operations, we use our revolving line of credit facility with Comerica Bank (the Revolver) to finance our capital expenditures and working capital needs.

Capital equipment is acquired as needed to support our work crews and increased backlog.  At June 30, 2007, we did not have any material commitments for capital expenditures; however, in line with the growth in our backlog and expected increase in revenues in 2007, we plan to continue the expansion of our equipment fleet over the next twelve months.

In April 2006, we renewed the Revolver through May 31, 2009, and increased the borrowing capacity under the facility to $35.0 million.  The Revolver is a collateral-based facility and total borrowing capacity is subject to a borrowing base computed on the value of our construction equipment.  At June 30, 2007, $25.0 million in borrowings were outstanding under the Revolver and the borrowing base provided an additional $10.0 million of available borrowings.  In addition, at June 30, 2007, we had cash and cash equivalents of $15.6 million and short-term investment securities available for sale of $29.7 million.

The Revolver requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the facility.  Borrowing interest rates are based on the bank's prime rate or on a Eurodollar rate at our option.  The average interest rate on funds borrowed under the Revolver during the six months ended June 30, 2007 was 8.25%.  The Revolver is subject to our compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, operating profits and debt leverage ratios.  We were in compliance with all of these covenants for all periods through June 30, 2007.

Inflation

We do not believe that inflation has had a material impact on our operations or financial results during recent years, although increases in oil prices have recently affected the costs of operating our construction fleet, our transportation costs and some material costs.

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

An increase of 1% in the market rate of interest would have increased our interest expense for the six months ended June 30, 2007 by approximately $5,000.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

Date of Meeting:	May 7, 2007

Type of Meeting	Annual Meeting of Stockholders

Election of Directors
Nominees	Votes For	Votes Withheld

Maarten D. Hemsley	7,860,503	566,511

Christopher H. B. Mills	6,017,215	2,409,799

Donald P. Fusilli, Jr.	8,194,994	232,020

Other Matters	For	Against	Abstain	Broker Non-Votes
Ratification of the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for 2007	8,396,828	26,870	3,316	-0-

Item 5.	Other Information
None

Item 6.	Exhibits
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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:August 9, 2007	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:August 9, 2007	By:	/s/ Maarten D. Hemsley
Maarten D. Hemsley
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC..
Quarterly Report on Form 10-Q for Period Ended June 30, 2007
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