Form 10-Q
period 2007-09-30
STERLING CONSTRUCTION CO INC
filed 2007-11-09
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007 Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
Commission file number 1-31993
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
☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐                Accelerated filer   ☒              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

As of November 1, 2007, there were 11,160,692 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2007

PART I
Item 1      Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,894	$28,466
Short-term investments	32,630	26,169
Contracts receivable, including retainage	52,498	42,805
Costs and estimated earnings in excess of billings on uncompleted contracts	7,247	3,157
Inventories	1,047	965
Deferred tax asset	1,038	4,297
Other, net	1,968	1,549
Total current assets	111,322	107,408
Property and equipment, net	62,390	46,617
Goodwill	12,735	12,735
Note receivable, long-term	31	325
Other assets, net	629	687
	75,785	60,364
Total assets	$187,107	$167,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,257	$17,373
Billings in excess of costs and estimated earnings on uncompleted contracts	21,979	21,536
Current maturities of long term obligations	123	123
Other accrued expenses	7,272	5,502
Total current liabilities	51,631	44,534
Long-term obligations:
Long-term debt, net of current maturities	30,566	30,659
Deferred tax liability	2,975	1,588
	33,541	32,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 14,000,000 shares authorized, 11,017,310 issued and outstanding at September 30, 2007; 10,875,438 issued and outstanding at December 31, 2006	110	109
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	--	--
Additional paid-in capital	115,821	114,630
Accumulated deficit	(13,996)	(23,748)
Total stockholders’ equity	101,935	90,991
Total liabilities and stockholders’ equity	$187,107	$167,772

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues	$77,714	$68,743	$217,877	$185,233
Cost of revenues	69,799	60,865	196,284	163,358
Gross profit	7,915	7,878	21,593	21,875
General and administrative expenses	3,257	2,866	8,725	8,175
Other income	0	89	433	247
Operating income	4,658	5,101	13,301	13,947
Interest income	480	329	1,421	993
Interest expense	13	76	55	190
Income from continuing operations before income taxes	5,125	5,354	14,667	14,750
Income taxes	1,682	1,809	4,890	5,027
Net income from continuing operations	3,443	3,545	9,777	9,723

Income (loss) from discontinued operations, net of income taxes of $0, $45, $0 and $290, respectively	--	65	(25)	444
Net income	$3,443	$3,610	$9,752	$10,167

Basic net income per share:
Net income from continuing operations	$0.31	$0.33	$0.89	$0.93
Net income from discontinued operations	$0.00	$0.01	$0.00	$0.04
Net income per share	$0.31	$0.34	$0.89	$0.97
Weighted average number of shares outstanding used in computing basic per share amounts	11,003,346	10,779,232	10,962,009	10,455,301

Diluted net income per share:
Net income from continuing operations	$0.29	$0.30	$0.83	$0.84
Net income from discontinued operations	$0.00	$0.01	$0.00	$0.04
Net income per share	$0.29	$0.31	$0.83	$0.88
Weighted average number of shares outstanding used in computing diluted per share amounts	11,774,116	11,793,285	11,765,287	11,639,830

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	10,875	$109	$114,630	$(23,748)	$90,991

Net income	--	--	--	9,752	9,752
Stock issued upon option /warrant exercises	132	1	209	--	210
Restricted stock grants	10	--	146	--	146
Stock-based compensation expense	--	--	836	--	836

Balance at September 30, 2007	11,017	$110	$115,821	$(13,996)	$101,935

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006

Net income	$9,752	$10,167
Net (loss) income from discontinued operations	(25)	444
Net income from continuing operations	9,777	9,723
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	6,764	5,574
Gain on sale of property and equipment	(390)	(247)
Deferred tax expense	4,646	5,027
Stock-based compensation expense	982	783

Other changes in operating assets and liabilities:
Increase in contracts receivable	(9,693)	(18,286)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(4,090)	(1,100)
Increase in inventories	(82)	--
Decrease in other assets	176	2
Increase (decrease) in accounts payable	4,884	(938)
Increase in bilings in excess of costs and estimated earnings on uncompleted contracts	443	6,777
Increase in other accrued expenses	1,231	2,531
Net cash provided by continuing operating activities	14,648	9,846
Cash flows from continuing operations investing activities:
Purchase of certain assets of RDI	--	(2,206)
Additions to property and equipment	(23,033)	(22,500)
Proceeds from sale of property and equipment	908	724
Purchases of short-term securities, available for sale	(92,832)	(106,795)
Sales of short-term securities, available for sale	86,371	84,210
Net cash used in continuing operations investing activities	(28,586)	(46,567)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – revolvers	75,000	68,000
Cumulative daily reductions – revolvers	(75,000)	(53,788)
Repayments under long-term obligations	(93)	(8,543)
Payments received on note receivable	249	--
Issuance of common stock pursuant to the exercise of options	210	742
Net proceeds from the sale of common stock	--	27,039
Net cash provided by continuing operations financing activities	366	33,450
Net decrease in cash and cash equivalents of continuing operations	(13,572)	(3,271)
Cash provided by discontinued operating activities	--	782
Cash used for discontinued operations investing activities	--	(38)
Cash provided by discontinued operations financing activities	--	(743)
Net cash provided by discontinued operations	--	1
Cash and cash equivalents at beginning of period	28,466	22,267
Cash and cash equivalents at end of period	$14,894	$18,996

Supplemental disclosure of non-cash activity:
Change in accrual of discontinued operations	$25	--
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$55	$448
Cash paid during the period for taxes	$530	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

1.	Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.  As described in Note 11, on October 31, 2007 the Company purchased a 91.67% interest in Road and Highway Builders, LLC and all the outstanding capital stock of Road and Highway Builders Inc. thereby expanding its construction activities to Nevada.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2007 and the results of operations and cash flows for the periods presented.  Certain information and footnoted disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which it adopted on January 1, 2007.  The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure.  Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, may affect amounts recognized in the condensed consolidated balance sheets and statements of income.  Other than the adoption of FIN 48, there have been no material changes in significant accounting policies as more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Adoption of FIN 48 is described more fully in Note 10.

4.	Short-term Investments

The Company invests in short-term auction-rate securities to provide liquidity for its operating cash needs.  These auction-rate securities are municipal bonds and municipal bond funds with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less.  Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, there was no unrealized gain or loss on these securities at September 30, 2007 and December 31, 2006, as the market value of these securities approximated their cost.  No gain or loss was realized on these securities during the nine months ended September 30, 2007 and 2006.

The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  At September 30, 2007 and December 31, 2006, the Company had short-term securities available for sale of $32.6 million and $26.2 million, respectively.

5.	Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at September 30, 2007 consist of raw materials, such as broken concrete and millings, which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.	Property and Equipment (in thousands)

	September 30, 2007	December 31, 2006
Construction equipment	$74,014	$56,406
Transportation equipment	9,012	7,685
Buildings	1,488	1,488
Office equipment	479	435
Construction in progress	453	259
Land	2,562	1,204
	88,008	67,477
Less accumulated depreciation	(25,619)	(20,860)
	$62,389	$46,617

7.	Discontinued operations

On October 27, 2006, the Company sold substantially all of the assets of SCPL to an industry buyer based in Toledo, Ohio.  The Company received proceeds from the sale of $5.4 million, which included a two-year promissory note in the amount of $650,000.  From the proceeds, the Company repaid SCPL’s revolving line of credit in full and retained and settled certain liabilities primarily related to severance and bonus payments.  The Company reported a pre-tax gain on the sale of $734,000 in 2006, equal to $444,000 after taxes.  The Company retained an account receivable, which it believes is fully collectible, and recorded liabilities related to the right of the purchaser to request payment for certain inventory not sold within a year and for legal claims which remained unresolved at the sale date.

In the first nine months of 2007, the Company resolved certain of the legal claims and adjusted its liability related to the payment of unsold inventory, which resulted in a $25,000 expense for the nine month period.

Summarized financial information for discontinued operations is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$--	$4,608	$--	$16,349
Income (loss) before income taxes	--	110	(25)	734
Income taxes	--	45	--	290
Income (loss) from discontinued operations	$--	$65	$(25)	$444

8.	Income Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  Stock options at September 30, 2007 and 2006 that were anti-dilutive were not included in the computation of diluted net income per share. At September 30, 2007 and 2006, there were 84,100 and 81,500, respectively, common stock options with a weighted average exercise price per share of $24.90 and $16.36, respectively, that were excluded from the calculation of diluted income per share as they were anti-dilutive.  The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, (in thousands, except per share data):

	Three months ended September 30,
	2007	2006
Numerator:
Net income from continuing operations, as reported	$3,443	$3,545
Net income from discontinued operations, as reported	--	65
Net income	$3,443	$3,610

Denominator:
Weighted average common shares outstanding – basic	11,003	10,779
Shares for dilutive stock options, restricted stock and warrants	771	1,014
Weighted average common shares outstanding and assumed conversions – diluted	11,774	11,793

Basic earnings per common share:
From continuing operations	$0.31	$0.33
From discontinued operations	$0.00	$0.01
Total	$0.31	$0.34
Diluted earnings per common share:
From continuing operations	$0.29	$0.30
From discontinued operations	$0.00	$0.01
Total	$0.29	$0.31

	Nine months ended September 30,
	2007	2006
Numerator:
Net income from continuing operations, as reported	$9,777	$9,723
Net (loss) income from discontinued operations, as reported	(25)	444
Net income	$9,752	$10,167

Denominator:
Weighted average common shares outstanding – basic	10,962	10,455
Shares for dilutive stock options, restricted stock and warrants	803	1,185
Weighted average common shares outstanding and assumed conversions – diluted	11,765	11,640

Basic earnings per common share:
From continuing operations	$0.89	$0.93
From discontinued operations	$0.00	$0.04
Total	$0.89	$0.97
Diluted earnings per common share:
From continuing operations	$0.83	$0.84
From discontinued operations	$0.00	$0.04
Total	$0.83	$0.88

9.	Stock-Based Compensation

The Company has five stock plans which are administered by the Compensation Committee of the Board of Directors. In general, the plans provide for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant.  The original terms of the grants typically do not exceed 10 years.  Stock options generally vest over a three to five year period.  Note 10 – Stock Options and Warrants of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be referred to for additional information regarding the stock-based incentive plans.

We recorded compensation expense of $982,000 and $783,000 for the nine-month periods ended September 30, 2007 and 2006, respectively, (including $146,000 and $73,000, respectively, related to restricted stock grants to independent directors discussed below) and $124,000 and $291,000 for the quarters ended September 30, 2007 and 2006, respectively, related to restricted stock grants and stock options outstanding for the periods then ended.  Unrecognized compensation expense at September 30, 2007 for the unvested portion of restricted stock grants was $122,000 and for unvested options was $517,000.

In May 2007, the six independent directors of the Company were each granted 1,598 shares of restricted stock at the market price on the date of grant, or $21.90, which will vest over one year.  In the three months ended September 30, 2007, two officers were issued options to purchase an aggregate of 16,507 shares of common stock at the closing quoted market price on the date of grant.  This same grant date is used in the Black Scholes valuation model to calculate compensation expense.

Proceeds from the exercise of 13,000 and 132,000 options for the three and nine months ended September 30, 2007, respectively, were approximately $37,000 and $210,000, respectively.  At September 30, 2007 there were 425,247 shares of common stock available under the 2001 plan for issuance pursuant to future option awards.  During the nine months ended September 30, 2007 and 2006, the Company granted options to purchase 16,507 and 81,500 shares of common stock, respectively.  No shares are available for future stock option grants under any of the other stock plans.

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

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2001 and state income tax examinations for years prior to 2004.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at September 30, 2007.

The Company adopted FIN 48 on January 1, 2007.  Adoption did not result in an adjustment to retained earnings.  In its 2005 tax return, the Company used net operating tax loss carryforwards (“NOL”) that would have expired during that year instead of deducting compensation expense that originated in 2005 as the result of stock option exercises.  Therefore, that compensation deduction was lost.  Whether the Company can choose not to take deductions for compensation expense in the tax return and to instead use otherwise expiring NOLs is considered by management to be an uncertain tax position.  In the event that the IRS examines the 2005 tax return and determines that the compensation expense is a required deduction in the tax return, then the Company would deduct the compensation expense instead of the NOL used in the period; however there would be no cash impact on tax paid due to the increased compensation deduction.  In addition, there would be no interest or penalties due as a result of the change.  As a result of the Company’s detailed FIN 48 analysis, Management has determined that it is more likely than not this position will be sustained upon examination, and this uncertain tax position was determined to have a measurement of $0.

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to September 30, 2008.

The decrease in the effective income tax rate to 33.3% in the first nine months of 2007 from 34.1% for the comparable period in 2006 is a result of an increase in non-taxable income from investments in municipal instruments.

11.	Subsequent Event

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB LLC”) and all of the outstanding capital stock of Road and Highway Builders, Inc.

RHB LLC is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for local and state agencies.  Its assets consist of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and approximately 44.5 acres of land with improvements.  RHB Inc’s sole asset is its right as a co-lessee with RHB LLC under a long-term, royalty-based lease of a Nevada quarry on which RHB LLC can mine aggregates for use in its own construction business and for sale to third parties.

The Company paid an aggregate purchase price for RHB of $53.0 million of which $1.0 million was paid in the form of 40,702 unregistered shares of the Company’s common stock and the balance was paid in cash.  The purchase price is subject to a downward adjustment based on the working capital of RHB LLC at the closing, collection of accounts receivable and certain other items to be determined subsequent to closing. Ten percent of the cash purchase price has been placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers.  The cash portion of the purchase price was funded by a $22.4 million drawdown under a new $75 million five-year Credit Facility with Comerica Bank and the balance from the Company’s available cash.

Effective with the execution of the new Credit Facility referred to above, the Company terminated its existing $35 million three-year Revolver with Comerica Bank dated as of May 10, 2006 that had substantially similar terms, except for the maturity, to the new Credit Facility.

The minority interest owner of RHB LLC (who will remain with RHB LLC as Chief Executive Officer) has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB LLC and concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, both in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB LLC’s income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.

The purchase agreement contains certain terms restricting the sellers from competing against the business of RHB LLC and from soliciting its employees for a period of four years after the closing of the purchase.

For the nine months ended September 30, 2007, RHB LLC had unaudited revenues of approximately $65 million and unaudited income before taxes of approximately $21.0 million.  The profitability of RHB LLC for the nine months was higher than what is expected to continue due to some unusually high margin contracts and may not be indicative of future results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements may be found throughout this report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors”, below and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, contract backlog, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions or reductions in federal, state and local government funding for infrastructure services;

•	adverse economic conditions in our markets in Texas and, with the acquisition of RHB in Nevada;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	cost escalations associated with our fixed-price contracts;

•	our dependence on a few significant customers;

•	adverse weather conditions; although we prepare our budgets and bid for contracts based on historical rainfall patterns, the incidence of rainfall may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, finance, complete and integrate acquisitions.

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

As described in Note 11, on October 31, 2007 the Company purchased a 91.67% interest in Road and Highway Builders, LLC and all the outstanding capital stock of Road and Highway Builders Inc. thereby expanding its construction activities to Nevada.

Material Changes in Financial Condition

At September 30, 2007, there had been no material changes in the Company’s financial condition since December 31, 2006, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three months ended September 30, 2007 compared with three months ended September 30, 2006

(dollar amounts in thousands) (unaudited):	2007	2006	% change

Revenues	$77,714	$68,743	13.1%
Gross profit	7,915	7,878	0.5%
Gross margin	10.2%	11.5%	(11.3%)
General and administrative expenses, net	3,257	2,777	17.3%
Operating income	4,658	5,101	(8.7%)
Operating margin	6.0%	7.4%	(18.9%)
Interest income, net	467	253	84.6%
Income from continuing operations, before taxes	5,125	5,354	(4.3%)
Income taxes	1,682	1,809	(7.0%)
Net income from continuing operations	3,443	3,545	(2.9%)
Net income from discontinued operations	--	65	Nm
Net income	$3,443	$3,610	(4.6%)

Revenues
Revenues increased approximately $9 million (13%) compared with the third quarter of the prior year, reflecting continued growth in our resources. Our workforce has increased by approximately 13% during the same period and we have continued to increase the size of our equipment fleet.  However, the increase in revenues was less than expected principally because of the above-average number of days and amounts of heavy rainfall experienced across all our Texas markets throughout the quarter.

Backlog
At the end of the third quarter of the current year, our backlog of construction projects was $367 million, which was down by about one month’s billings from the $394 million backlog at the beginning of the quarter.  We added approximately $41 million of new contracts in the quarter. At September 30, 2007, we included in backlog approximately $12 million of contracts on which we were the apparent low bidder and expect to be awarded the contracts, but as of the quarter end these contracts had not been officially awarded.  Historically, subsequent non-awards of such low bids has not had an adverse effect on the Company’s backlog or financial condition.

Gross profit
Gross profit was flat at $7.9 million for the year-over-year comparison.  This represents a decline in gross margins to 10.2% for the three months ended September 30, 2007 from 11.5% in the prior year period.  The decrease in gross margins was due to, among other things, a lower average gross margin in backlog and work in progress this year compared to the prior year in part because of a higher mix of lower margin highway work, and the downward pressure that rainfall has had on productivity.  Due to the geographic diversity of our contracts and their different stages of completion, it is difficult to quantify the effect the rainfall has had.  The lower productivity resulted in lower utilization of our equipment during this quarter, causing our work-in-progress to bear a higher level of equipment cost than expected.

General and administrative expenses, net of other income
General and administrative expenses, net, increased by $480,000 predominantly due to the hiring of additional personnel and higher salaries.

Operating income
The decrease in operating income stems from the increase in general and administrative expenses combined with flat gross profit.

Interest income and expense
In the third quarter of 2007, interest income increased by $151,000 compared with the third quarter of the prior year.  The increase was due to interest earned on higher cash balances and investment in short-term auction rate securities throughout the period, which resulted principally from proceeds received from operating activities, including proceeds received in the mobilization phase of certain contracts, the unutilized portion of the proceeds of our 2006 equity offering, and higher interest rates.  Interest expense in the third quarter of 2007 was approximately $13,000 compared with interest expense of $76,000 in the prior year.

Income taxes
Our effective income tax rate was 33.3% and 34.2% for the three months ended September 30, 2007 and 2006, respectively.  The decrease in the effective tax rate is a result of an increase in non-taxable income from investments in municipal instruments.  For the periods, the Company’s federal income taxes were largely offset by net operating loss carry-forwards.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

(dollar amounts in thousands) (unaudited):	2007	2006	% change

Revenues	$217,877	$185,233	17.6%
Gross profit	21,593	21,875	(1.3%)
Gross margin	9.9%	11.8%	(16.1%)
General and administrative expenses, net	8,292	7,928	4.6%
Operating income	13,301	13,947	(4.6%)
Operating margin	6.1%	7.5%	(18.7%)
Interest income, net	1,366	803	70.1%
Income from continuing operations, before taxes	14,667	14,750	(0.6%)
Income taxes	4,890	5,027	(2.7%)
Net income from continuing operations	9,777	9,723	0.6%
Net (loss) income from discontinued operations	(25)	444	(105.6%)
Net income	$9,752	$10,167	(4.1%)

Revenues
Revenues increased approximately $32.6 million compared with the first nine months of the prior year, reflecting the continued expansion of our construction fleet, addition of a concrete plant and addition of crews.  We achieved 45% growth in our state highway construction revenues this year as a result of increased state highway contracts in the past two years. Our ability to be the successful low bidder on these contracts was assisted by an improved bidding climate principally due to a large state highway program which increased total funding in the Houston area.  We had a 16% decrease in our municipal construction this year as a result of decreased contract awards in this sector.

Our workforce grew by 13% year-over-year and we purchased over $25 million in property, plant and equipment within the last twelve months.  Both of these increases in resources have allowed us to increase our volume when the poor weather did not restrict us from working on projects.

Backlog
At the end of the third quarter of the current year, our backlog of construction projects was $367 million, compared with $395 million at the beginning of fiscal 2007.  In the first nine months of 2007, we added approximately $181 million of new contracts.

Gross profit
Gross profits decreased by $0.3 million, despite the higher revenues this year, due to a decrease in gross margins to 9.9% for the nine months ended September 30, 2007 from 11.8% in the prior year period.  The decrease in gross margins was due principally to the lower average margin in backlog this year due to the change in mix of construction of transportation versus water infrastructure projects, compared with the prior year, and to the wetter weather in the period, which adversely affected productivity, including higher equipment costs in the third quarter as discussed above.

General and administrative expenses, net of other income
General and administrative expenses, net of other income, increased $0.3 million compared with the prior period due to the hiring of additional personnel and higher salaries.

Operating income
There was a decrease in operating income of $0.6 million for the 2007 nine-month period as compared to the comparable 2006 period due to the decreased gross profit and an increase in general and administrative expenses.

Interest income and expense
Through the third quarter of 2007, net interest income increased by $0.6 million compared with the prior year period.  The increase was due to interest earned on higher cash balances and investment in short-term auction rate securities throughout the period, which resulted principally from net cash provided by operating activities, including proceeds received in the mobilization phase of certain contracts, the unutilized proceeds of our 2006 equity offering, and higher interest rates.  Interest expense in the first nine months of 2007 was approximately $79,000, of which $24,000 was capitalized as part of our expansion of office and shop facilities, compared with interest expense of $190,000 in the prior year period.

Income taxes
Our effective income tax rate was 33.3% and 34.1% for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in the effective tax rate is a result of an increase in non-taxable income from investments in municipal instruments.  Through the periods reported, the Company’s federal income taxes were largely offset by net operating loss carryforwards.  As described in Note 10, we adopted the provisions of FIN 48 in the first quarter of 2007.  Such adoption did not result in an adjustment to retained earnings.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2007 and September 30, 2006 (in thousands) (unaudited):

	2007	2006
Cash and cash equivalents at end of period	$14,894	$18,996
Net cash provided by (used in) continuing operations:
Operating activities	14,648	9,846
Investing activities	(28,586)	(46,567)
Financing activities	366	33,450
	$(13,572)	$(3,271)

Capital expenditures of continuing operations	$23,033	$22,500
Working capital at end of period	$59,691	$58,369

Operating Activities

Significant non-cash items included in operating activities are:
●
depreciation and amortization, which for the first nine months of the current year totaled $6.8 million, an increase of $1.2 million from last year, as a result of the continued increase in the size of our construction fleet in recent years;

●
stock-based compensation expense increased by $0.2 million as a result of restricted stock and stock option grants in 2006 and 2007 that were issued at higher grant prices due to increases in our stock price.

The significant components of the changes in working capital are as follows:
●
contracts receivable increased $9.7 million in the current year, compared with an increase of $18.3 million last year, both of which are attributable to revenue increases and to higher levels of customer retentions;

●
cost and estimated earnings in excess of billings on uncompleted contracts increased by $4.1 million this year compared to last year’s increase of $1.1 million, principally due to the start up of several new jobs;

●
billings in excess of costs on uncompleted contracts increased by $0.4 million this year, compared with last year’s increase of $6.8 million.  These changes principally reflect fluctuations in the timing and amount of mobilization payments received for the start-up of certain contracts;

●
trade payables, which increased by $4.9 million in the first nine months of this year, compared with a decrease of $0.9 million in the first nine months of 2006; these variations resulted from changes in the volume of materials and sub-contractors in the respective periods due to the change in the mix of contracts in progress.

Investing activities

Expenditures for the replacement of certain equipment, to expand our construction fleet, and acquire real estate for materials handling and future shop and office sites in Dallas and San Antonio, totaled $23 million in the first nine months of 2007, compared with a total of $24.7 million of equipment purchases in the same period last year.  In 2006, we began investing surplus funds generated by our equity offering into short-term auction rate securities as described in Note 4 to the accompanying condensed consolidated financial statements.

Financing activities

Financing activities in the first nine months of 2007 primarily reflected no change in the outstanding revolving line of credit balance.  In the prior year period, funds generated by the offering of common stock in January 2006 totaled approximately $27.0 million, net of expenses, and funds generated from the exercise of options and warrants in that period totaled $783,000.  In addition, in the first nine months of 2006, $8.5 million of the offering proceeds was used to prepay all of the Company’s outstanding 12% five-year promissory notes held by members of management.

Liquidity

The level of working capital for our construction business varies due to fluctuations in:
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments and progress billings;
•	customer receivables and contract retentions;
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

The significant increase in our working capital in 2006, due in part to our public offering in January 2006, was an important element in enabling us to expand our bonding facilities and therefore to bid on larger and longer-lived projects than in the past.

As discussed more fully in Note 11 to the accompanying condensed consolidated financial statements, on October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC and all of the outstanding capital stock of Road and Highway Builders, Inc. (collectively “RHB”).  The Company paid an aggregate purchase price of $53.0 million of which $1.0 million was paid in the form of shares of the Company’s common stock and the balance was paid in cash.

The cash portion of the purchase price was funded by a $22.4 million drawdown under the Company’s new $75 million five-year Credit Facility with Comerica Bank entered into at closing by the Company and its subsidiaries, including RHB as co-borrowers, and the balance from the Company’s available cash.

Effective with the execution of the new Credit Facility referred to above, the Company terminated its existing $35 million three-year Revolver with Comerica Bank dated as of May 10, 2006 and that had substantially similar terms, except for the maturity, to the new Credit Facility.

The minority interest owner of RHB LLC has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB LLC and the Company has the right to require that owner to sell his 8.33% interest to the Company, both in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB LLC’s income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.

The Company believes that it has sufficient liquid financial resources, including the unused portion of the new Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements and expects no other material changes in its liquidity.

Sources of Capital

In addition to our cash balances and cash provided from operations, we use our revolving line of credit facility with Comerica Bank (the Revolver) to finance our capital expenditures and working capital needs.

In April 2006, we renewed the Revolver with Comerica Bank through May 31, 2009, and increased the borrowing capacity under the facility to $35.0 million.  The Revolver was a collateral-based facility and total borrowing capacity was subject to a borrowing base computed on the value of our construction equipment.  At September 30, 2007, $30.0 million in borrowings were outstanding under the Revolver and the borrowing base provided an additional $5.0 million of available borrowings.  In addition, at September 30, 2007, we had cash and cash equivalents of $14.9 million and short-term investment securities available for sale of $32.6 million.  Effective with the completion of the RHB acquisition and the simultaneous execution of the new Credit Facility referred to above, the $35 million three-year Revolver was terminated.

The Revolver required the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the facility.  Borrowing interest rates were based on the bank's prime rate or on a Eurodollar rate at our option.  The average interest rate on funds borrowed under the Revolver during the nine months ended September 30, 2007 was approximately 8.25%.  The Revolver was subject to our compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, operating profits and debt leverage ratios.  We were in compliance with all of these covenants for all periods through September 30, 2007.

Capital equipment is acquired as needed to support our work crews and backlog.  At September 30, 2007, we did not have any material commitments for capital expenditures; however, in line with the growth in our revenues in 2007, we plan to continue the expansion of our equipment fleet over the next twelve months.

Inflation

We do not believe that inflation has had a material impact on our operations or financial results during recent years, although increases in oil prices have recently affected the costs of operating our construction fleet, our transportation costs and some material costs. Anticipated cost increases, such as those discussed above, are considered in our bids to customers on proposed new construction projects.  Where we are the successful bidder we lock in the prices of most materials and services with our suppliers and subcontractors, thereby mitigating future price increases.

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

An increase of 1% in the market rate of interest would have increased our interest expense for the nine months ended September 30, 2007 by approximately $6,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2007 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
None

Item 3.    Defaults upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders
None

Item 5.    Other Information
None

Item 6.    Exhibits
Exhibit No.                                Description

31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of James H. Allen, Jr., Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
32.0	Certification of Patrick T. Manning, Chief Executive Officer and James H. Allen, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	November 9, 2007	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:	November 9, 2007	By:	/s/ James H. Allen, Jr.
James H. Allen, Jr.
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC..
Quarterly Report on Form 10-Q for Period Ended September 30, 2007
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