Form 10-K
period 2007-12-31
STERLING CONSTRUCTION CO INC
filed 2008-03-17
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended: December 31, 2007

☐      transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition period from __________________________________

Commission file number 1-31993

STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

20810 Fernbush Lane Houston, Texas	77073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (281) 821-9091

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Title of each class	The NASDAQ Stock Market
None

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
☐ Yes   ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2007: $206,642,670.

At March 3, 2008, the registrant had 13,088,692 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Sterling Construction Company, Inc.
Annual Report on Form 10-K

PART I

Cautionary Comment Regarding Forward-Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are included throughout this Report, including in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future, " "intend," "may," "plan," "potential," "predict," "project," "should, " "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;

•	adverse economic conditions in our markets in Texas and Nevada;

•	delays or difficulties related to the commencement or completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the estimates inherent in our percentage-of-completion accounting policies;

•	possible cost increases;

•	our dependence on a few significant customers;

•	adverse weather conditions;

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;

•	our ability to successfully identify, complete and integrate acquisitions; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.

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

Item 1.	Business

Access to the Company's Filings.

The Company's Website.  The Company maintains a website at www.sterlingconstructionco.com on which our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge through a link to the Securities and Exchange Commission's website where those reports are filed.  Our website also has recent press releases, the Company's Code of Business Conduct & Ethics and the charters of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee of the Board of Directors.  Information is also provided on the Company’s “whistle-blower” procedures.  Our website content is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.

The Securities and Exchange Commission (SEC).  The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).  The SEC also maintains an Internet site at www.sec.gov on which you can obtain reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

Developments of the Business.  In December 2007, the Company completed a public offering of 1.840 million shares of common stock at a price to the public of $20.00 per share that yielded the Company net proceeds (after underwriters' discounts and commissions) of $ 34.960 million ($19.00 per share.)  Other related direct offering costs reduced the net proceeds to $34.489 million.

Overview of the Company's Business. Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now operated by our subsidiaries, Texas Sterling Construction Co., a Delaware corporation, or TSC and Road and Highway Builders LLC, a Nevada limited liability company, or "RHB".  The terms "Company", "Sterling", and "we" refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company.

Sterling is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure.  Transportation infrastructure projects include highways, roads, bridges and light rail.  Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients utilizing its own employees and equipment, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems; construction of bridges and similar large structures; construction of light rail infrastructure; concrete batch plant operations, concrete crushing and aggregates and asphalt paving operations. Sterling performs the majority of the work required by its contracts with its own crews, and generally engages subcontractors only for ancillary services.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Sterling has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets.  It also involves strategically expanding operations, either by establishing a branch office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.  Sterling extended both its service profile and its geographic market reach with the recent acquisition of RHB, a Nevada construction company.

Sterling operates in Texas and Nevada, two states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.  From 2000 to 2006, the population of Texas grew 12.7% and the population of Nevada 24.9%.  Budgeted net expenditures for transportation in 2007 totaled more than $7.6 billion in Texas, an increase of 4% from 2006. In the recent November 2007 election, Texas voters approved the issuance of $5 billion of bonds for highway improvements.  In Nevada, total highway fund revenue in 2006 reached $1.0 billion, an annual increase of 10.5% from 2001 levels and up 5% from 2005.  Several large jobs are scheduled to be let over the next year.  Management anticipates that continued population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

Road and Highway Builders Acquisition.  On October 31, 2007, we completed the acquisition of privately-owned RHB, which is headquartered in Reno, Nevada.  RHB is a heavy civil construction business focused on the construction of roads and highways throughout the state of Nevada.  We paid $53 million to acquire approximately 91.67% of the equity interest in RHB.  The remaining 8.33% interest is owned by Richard Buenting, the chief executive officer of RHB who continues to run RHB as part of our senior management team; and his ownership interest can be put to or called by us in 2011.

RHB’s largest customer is the Nevada Department of Transportation, which is responsible for planning, construction, operation and maintenance of the 5,400 miles of highway and over 1,000 bridges that make up the state highway system.  RHB is focused on providing timely and profitable execution of construction projects along with high-value deployment of construction materials, such as aggregates and mixes for asphalt paving.  RHB has concentrated its business in suburban and rural highway and road system projects requiring high-volume production and materials handling.  RHB has not historically pursued municipal work, such as water or storm water systems or high density urban projects.  Since its founding in 1999, RHB has experienced profitable growth, capitalizing on strong market conditions and solid long-term demographics in Nevada.

Our Business Strategy.  Key features of our business strategy include:

Continue to Add Construction Capabilities.  By adding capabilities that augment our core construction competencies, we are able to improve gross margin opportunities, more effectively compete for contracts, and compete for contracts that might not otherwise be available to us.

Increase our Market Leadership in our Core Markets.  We have a strong presence in a number of attractive growing markets in Texas and Nevada in which we intend to continue to expand our presence.

Apply Core Competencies Across our Markets. We intend to capitalize on opportunities to export our Texas experience constructing bridges and water and sewer systems into Nevada markets. Similarly, we believe our experience in aggregates and asphalt paving materials in Nevada may open new opportunities for us in our Texas markets.

Expand into Attractive New Markets and Selectively Pursue Strategic Acquisitions.  We will continue to seek to identify attractive new markets and opportunities in select western and southeastern U.S. markets. We will also continue to assess opportunities to extend our service capabilities and expand our markets through acquisitions.

Position our Business for Future Infrastructure Spending. We believe there is a growing awareness of the need to build, reconstruct and repair our country’s infrastructure, including water, wastewater and storm drainage systems, as well as transportation infrastructure such as bridges, highways and mass transit systems.  We will continue to build our expertise to capture this infrastructure spending.

Continue to Develop our Employees. We believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets and Customers.

We operate in the heavy civil construction segment for infrastructure projects, specializing in transportation and water infrastructure. Demand for this infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of a market area, as well as unique local topographical, structural and environmental issues. For example, the City of Houston experiences flooding and subsidence, which has led to various municipal mandates requiring substantial new construction to reorganize and expand the collection, treatment and distribution of water throughout the area. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources.

Our geographic markets have experienced steady and significant growth over the last 10 years. According to the 2006 census, ranked by population, Texas is the second largest state in the United States with 23.5 million people. The population in Texas has grown by 12.7% since 2000, almost double the 6.4% growth rate for the United States as a whole over the same period. According to the 2006 census, Houston ranks as the fourth largest city in the country, San Antonio as the seventh largest, Dallas as the ninth largest, Austin as the sixteenth largest and Fort Worth as the nineteenth largest. Nevada has undergone even more rapid growth, with the state’s population expanding 24.9% since 2000 to 2.5 million in 2006. These rapidly growing population bases continue to enhance the need for expanded transportation and water infrastructure.

In addition to our core geographical markets, we operate in large and growing construction sectors that have experienced solid and sustained national growth over the past several years. According to data from the U.S. Census Bureau, the annual value of public construction put-in-place in the United States for transportation, highway, street and water/wastewater infrastructure has grown at a 5.1% compound annual growth rate since 2002 and was $137 billion in 2006, the last year for which data are available. This includes 4.4% annual growth in the $99 billion transportation, construction and highway/street market and 7.2% growth in the $38 billion water/wastewater market. McGraw-Hill, an industry data source, projects that nationwide construction spending on highways and bridges, and environmental public works (which include river/harbor improvements, sewers and water supply systems) is expected to grow by 5% and 3%, respectively, in 2008. Based on dollars spent for construction of highways and bridges and for sewer systems in 2007, Texas was ranked third in the nation in both categories by McGraw-Hill.

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill, which authorized $286 billion for transportation spending through 2009, an average 30% increase from the prior spending bill. Of this total, the Texas Department of Transportation, or TXDOT, and the Nevada Department of Transportation, or NDOT, were originally allocated approximately $14.5 billion and $1.3 billion, respectively. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. We are reliant upon TXDOT and NDOT contracts for a significant portion of our revenues. Recent public statements by TXDOT officials indicate potential TXDOT funding shortfalls and reductions in spending. Transportation leaders have identified $188 billion in needed construction projects to create an acceptable transportation system in Texas by 2030. NDOT expenditures totaled $740 million in 2006, and have had an annual increase of 9.9% since 2001.

Our water and wastewater, underground utility, light transit and non-highway paving work is generally funded by municipalities and local authorities. The size and growth rates of these markets is difficult to compute as a whole given the number of municipalities, the differences in funding sources and the variations in local budgets. However, management estimates that the municipal markets in which we could potentially do business are in excess of $1 billion annually.

Our Markets and Customers.  For decades, we have concentrated our operations in Texas. We are headquartered in Houston, and we serve the top markets in Texas, including Houston, San Antonio, Dallas/Fort Worth and Austin. In 2007, we have expanded our operations into Nevada.

Although we occasionally undertake contracts for private customers, the vast majority of our contracts are for public sector customers. In Texas, these customers include TXDOT, county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas (or Metro), the Harris County Toll Road Authority, regional transit authorities, port authorities, school districts and municipal utility districts. In Nevada, our primary public sector customer has been NDOT.

Our largest revenue customer is TXDOT. In 2007, contracts with TXDOT represented 66% of our revenues, and other public sector revenue generated in Texas represented 32% of our revenues. In 2007, contracts with NDOT represented 97% of RHB’s revenues, and other public sector revenue generated in Nevada represented 3% of RHB’s revenues. In both Texas and Nevada, we provide services to these customers exclusively pursuant to contracts awarded through competitive bidding processes.

In Texas, our municipal customers in 2007 included the City of Houston (9% of our 2007 revenues) and Harris County, Texas (3% of our 2007 revenues). In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston. We anticipate that revenues obtained from the City of Houston will continue to increase due to the metropolitan area’s steady gain in population through migration of new residents, the annexation of surrounding communities and the continuing programs to expand storm water and flood control systems and deliver water to suburban communities. We provide services to our municipal customers exclusively pursuant to contracts awarded through competitive bidding processes.

Competition.  Our competitors are companies that we bid against for construction contracts. We estimate that Sterling has approximately 160 competitors in the Texas and Nevada markets that we primarily serve, and they include large national and regional construction companies as well as many smaller contractors.  Historically, the construction business has not typically required large amounts of capital, which can result in relative ease of market entry for companies possessing acceptable qualifications. Factors influencing our competitiveness include price, our reputation for quality, our equipment fleet, our financial strength, surety bonding capacity and prequalification, our knowledge of local markets and conditions, and our project management and estimating abilities. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete effectively and favorably in the markets in which we operate on the basis of the foregoing factors.

We are unable to determine the size of many competitors because they are privately owned, but we believe that we are one of the larger participants in our Texas markets and one of the largest contractors in Houston engaged in municipal civil construction work. In Nevada, we believe that we are a leading asphalt paving contractor in suburban and rural highway projects. We believe that being one of the largest firms in the Houston municipal civil construction market provides us with several advantages, including greater flexibility to manage our backlog in order to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services than otherwise would be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have the experienced workforce to handle many types of municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.

In the state highway markets, most of our competitors are large regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water. However those competitors, particularly in Texas, often have the disadvantage of temporarily using a local workforce to complete each of their state highway contracts. In contrast, we permanently employ the workers who perform our state highway contracts in Texas, although we do rely on a temporary, unionized workforce for performance of a portion of our state highway contracts in Nevada. In 2007, state highway work accounted for 68% of our consolidated revenues, compared with 67% in 2006 and 39% in 2005. During the same period, state highway work accounted for 97% of RHB’s revenues, compared with 90% in 2006 and 96% in 2005.

Contract Backlog

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

At December 31, 2007, our contract backlog of approximately $450 million was14% higher than the $395 million of contract backlog at December 31, 2006.  Of the contract backlog at December 31, 2007, approximately $279 million is scheduled for completion in 2008.  At December 31, 2007, we included approximately $16 million of contracts in backlog on which we were the apparent low bidder and expected to be awarded the contracts, but as of that date, those contracts had not been officially awarded. Historically, subsequent non-awards of such low bids have not materially affected our backlog or financial condition.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.  See the section below entitled "Contract Management Process."

Contracts.

Types of Contracts.  We provide our services by using traditional general contracting arrangements, which are predominantly fixed unit price contracts awarded based on the lowest bid. A small amount of our revenue is produced under change orders or emergency contracts arranged on a cost plus basis.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts and, to a lesser degree, building construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete a contract for a fixed price per unit. Fixed unit price contracts generally transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. These contracts are generally subject to negotiated change orders, frequently due to a differences in site conditions from those anticipated when the bid is placed. Some contracts provide for penalties if the contract is not completed on time, or incentives if it is completed ahead of schedule.

Contract Management Process.  We identify potential contracts from a variety of sources, including through subscriber services that notify us of contracts out for bid, through advertisements by federal, state and local governmental entities, through our business development efforts and through meetings with other participants in the construction industry. After determining which contracts are available, we decide which contracts to pursue based on such factors as the relevant skills required, contract size and duration, the availability of our personnel and equipment, the size and makeup of our current backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, penalties or incentives and the type of contract.

As a condition to pursuing certain contracts, we are sometimes required to complete a prequalification process with the applicable agency or customer. Some customers, such as TXDOT and NDOT, require yearly prequalification, and other customers have experience requirements specific to the contract. The prequalification process generally limits bidders to those companies with operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, each of our original bids is based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, contract profitability can improve.

The estimating process for our contracts in Texas typically involves three phases. Initially, we consider the level of anticipated competition and our available resources for the prospective project. If we then decide to continue considering a project, we undertake the second phase of the contract process and spend up to six weeks performing a detailed review of the plans and specifications, summarize the various types of work involved and related estimated quantities, determine the contract duration and schedule and highlight the unique and riskier aspects of the contract. Concurrent with this process, we estimate the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the contract on time and in accordance with the plans and specifications. Substantially all of our estimates are made on a per-unit basis for each line item, with the typical contract containing 50 to 400 line items. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. This profit amount will vary according to management’s perception of the degree of difficulty of the contract, the current competitive climate and the size and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues, and risks, can be understood and addressed on a timely basis.

The contracting process for RHB’s contracts in Nevada is primarily the responsibility of its chief executive officer. He reviews all of the plans and specifications for a proposed project, estimates the costs to complete the project and the risks involved, adds an appropriate profit level, and, based on all of that information, determines whether to submit a bid on the project. Prior to submittal of any proposals, estimates are reviewed by Sterling management. As part of our process for integrating RHB into our overall operations, we anticipate that the process used to bid on contracts in Nevada will substantially conform to the process used in Texas described above.

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

During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule and periodically (at a minimum on a monthly basis) prepare an updated estimate of total forecasted revenue, cost and expected profit for the contract.

During the normal course of most contracts, the customer, and sometimes the contractor, initiates modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications or design, method or manner of performance, facilities, materials, site conditions and the period for completion of the work. In many cases, final contract quantities may differ from those specified by the customer. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. We are often required to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of the work for a lengthy period of time until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestone dates.

The process for resolving contract claims varies from one contract to another but, in general, we attempt to resolve claims at the project supervisory level through the normal change order process or, if necessary, with higher levels of management within our organization and the customer’s organization. Regardless of the process, when a potential claim arises on a contract, we typically have the contractual obligation to perform the work and must incur the related costs. We do not recoup the costs unless and until the claim is resolved, which could take a significant amount of time.

Most of our construction contracts provide for termination of the contract for the convenience of the customer, with provisions to pay us only for work performed through the date of termination. Our backlog and results of operations have not been materially adversely affected by these provisions in the past.

We act as the prime contractor on almost all of the construction contracts that we undertake. We complete the majority of our contracts with our own resources, and we typically subcontract specialized activities such as traffic control, electrical systems, signage and trucking. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on many specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues.

Insurance and Bonding.  All of our buildings and equipment are covered by insurance, which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk of loss and industry practice. We self-insure our workers’ compensation and health plan claims subject to stop-loss insurance coverage.

As a normal part of the construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under public sector contracts. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets as collateral for such obligation.

Employees.  At February 15, 2008, we had more than 1,200 employees, including 15 project managers and over 50 superintendents who manage over 125 fully-equipped crews in our construction business. Of such employees, approximately 50 were located in our Houston headquarters, with most of the others being field personnel. Of our Nevada employees, 72 are union members represented by three unions.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees who work on our contracts in Texas are a permanent part of our workforce, and we generally do not rely on temporary employees to complete these contracts. In contrast, many of our employees who work on our contracts in Nevada are temporary employees. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

We conduct extensive safety training programs, which have allowed us to maintain a high safety level at our worksites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct weekly on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments and training if infractions are discovered. In addition, all of our superintendents and project managers are required to complete an OSHA-approved safety course.

Item 1A.	Risk Factors

The risks described below are those we believe to be the material risks we face.  Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations.

Risks Relating to Our Business.

If we are unable to accurately estimate the overall risks or costs when we bid on a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

Substantially all of our revenues and backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;

•	delays caused by weather conditions;

•	contract modifications creating unanticipated costs not covered by change orders;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	inability to predict the costs of accessing and producing aggregates, and purchasing oil, required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform;

•	fraud or theft committed by our employees;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. For example, state spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us. We are reliant upon contracts with the Texas Department of Transportation, or TXDOT, and the Nevada Department of Transportation, or NDOT, for a significant portion of our revenues. Recent public statements by TXDOT officials indicate potential TXDOT funding shortfalls and reductions in spending. In addition, the recent nationwide declines in home sales and increases in foreclosures could adversely affect expenditures by state and local governments. Decreases in government funding of infrastructure projects could decrease the number of civil construction contracts available and limit our ability to obtain new contracts, which could reduce our revenues and profits.

The cancellation of significant contracts could reduce our revenues and profits and have a material adverse effect on our results of operations.

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

We operate in Texas and Nevada, and any adverse change to the economy or business environment in Texas or Nevada could significantly affect our operations, which would lead to lower revenues and reduced profitability.

We operate in Texas and Nevada, and our Texas operations are particularly concentrated in the Houston area. Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. A stagnant or depressed economy in Texas or Nevada could adversely affect our business, results of operations and financial condition.

Our acquisition strategy involves a number of risks.

In addition to organic growth of our construction business, we intend to continue pursuing growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts. However, we may be unable to implement this growth strategy if we cannot reach agreements for potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;

•	difficulties applying our expertise in one market into another market;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•
we may assume or be held liable for risks and liabilities (including for environmental-related costs and liabilities) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize cost savings or other financial benefits we anticipated.

Future acquisitions may require us to obtain additional equity or debt financing, as well as additional surety bonding capacity, which may not be available on terms acceptable to us or at all. Moreover, to the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. In addition, there are a number of national companies in our industry that are larger than we are and that, if they so desire, could establish a presence in our markets and compete with us for contracts. In some markets where home building projects have slowed, construction companies that lack available work in the home building market have begun on a limited scale bidding on highway and municipal construction contracts. As a result, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We generally do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid, except for trucking arrangements needed for our Nevada operations. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide most of the materials (including aggregates, concrete, steel and pipe) for our contracts, except in Nevada where we source and produce most of our own aggregates. We do not own or operate any quarries in Texas, and there are no naturally occurring sources of aggregates in the Houston metropolitan area. We normally do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid, except for some aggregates we use in our Nevada construction projects. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

Diesel fuel and other petroleum-based products are utilized to operate the plants and equipment on which we rely to perform our construction contracts. In addition, our asphalt plants and suppliers use oil in combination with aggregates to produce asphalt used in our road and highway construction projects. Decreased supplies of such products relative to demand, unavailability of petroleum supplies due to refinery turnarounds, and other factors can increase the cost of such products. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of such products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.

We may not accurately assess the quality, and we may not accurately estimate the quantity, availability and cost, of aggregates we plan to produce, particularly for projects in rural areas of Nevada, which could have a material adverse effect on our results of operations.

Particularly for projects in rural areas of Nevada, we typically estimate these factors for anticipated aggregate sources that we have not previously used to produce aggregates, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. As a result, our failure to accurately assess the quality, quantity, availability and cost of aggregates could cause us to incur losses, which could materially adversely affect our results of operations.

We may not be able to fully realize the revenue anticipated by our reported backlog.

Almost all of the contracts included in backlog are awarded by public sector customers through a competitive bid process, with the award generally being made to the lowest bidder. We add new contracts to our backlog, typically when we are the low bidder on a public sector contract and management determines that there are no apparent impediments to award of the contract. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses. We subtract from backlog the amounts we bill on contracts.

Most of the contracts with our public sector customers can be terminated at their discretion. If a customer cancels, suspends, delays or reduces a contract, we may be reimbursed for certain costs but typically will not be able to bill the total amount that had been reflected in our backlog. Cancellation of one or more contracts that constitute a large percentage of our backlog, and our inability to find a substitute contract, would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to attract and retain key personnel and skilled labor, or if we encounter labor difficulties, our ability to bid for and successfully complete contracts may be negatively impacted.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. Competition for these employees is intense, and we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our future earnings may be negatively impacted.

In Texas, we rely heavily on immigrant labor. Any adverse changes to existing laws and regulations, or changes in enforcement requirements or practices, applicable to employment of immigrants could negatively impact the availability and cost of the skilled personnel and labor we need, particularly in Texas. We may not be able to continue to attract and retain sufficient employees at all levels due to changes in immigration enforcement practices or compliance standards or for other reasons.

In Nevada, a substantial number of our equipment operators and laborers are unionized. Any work stoppage or other labor dispute involving our unionized workforce would have a material adverse effect on our operations and operating results in Nevada.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

Our failure to meet schedule or performance requirements of our contracts could adversely affect us.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

Unanticipated adverse weather conditions may cause delays, which could slow completion of our contracts and negatively affect our current and future revenues and cash flow.

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to Hurricane Rita resulted in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. For example, during the first nine months of 2007, we experienced an above-average number of days and amount of rainfall across our Texas markets, which impeded our ability to work on construction projects and reduced our gross profit. During the late fall to early spring months of the year, our work on construction projects in Nevada may also be curtailed because of snow and other work-limiting weather.  While revenues can be recovered following a period of bad weather, it is generally impossible to recover the inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

The uncertainty of the timing of contract awards may also present difficulties in matching the size of our equipment fleet and work crews with contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions such as prolonged or intense periods of rain, snow, storms or flooding, delays in receiving material and equipment from suppliers and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our operating results for current and future periods until the affected contracts are completed.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2007, approximately 78% of our revenue was generated from three customers, and approximately 97% of RHB’s revenue was generated from one customer. Similarly, our backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. An example of this is TXDOT, with which we had 23 contracts representing an aggregate of approximately 47% of our backlog at December 31, 2007. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Recent public statements by TXDOT officials indicate potential TXDOT funding shortfalls and reductions in spending. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

We have traditionally owned most of the construction equipment used to build our projects. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs. In addition, the market value of our equipment may unexpectedly decline at a faster rate than anticipated. Such a decline would reduce the borrowing base under our credit facility, thereby reducing the amount of credit available to us and impeding our ability to continue to expand our business.

An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to the usual hazards associated with providing construction and related services on construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We self-insure our workers’ compensation claims, subject to stop-loss insurance coverage. We also maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.

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

Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, but we may nonetheless unknowingly employ illegal immigrants. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

Our aggregate quarry lease in Nevada could subject us to costs and liabilities. A limited environmental assessment report was inconclusive about potential environmental contamination at the Nevada quarry resulting from various mining activities and landfill operations that may have occurred on or near the property. Due to the limited nature of the report, we are unable to assess the extent of our liability, if any, at the quarry. As lessee and operator of the quarry, we could be held responsible for any contamination or regulatory violations resulting from activities or operations at the quarry. Any such costs and liabilities could be significant and could materially and adversely affect our business, operating results and financial condition.

We may be unable to sustain our historical revenue growth rate.

Our revenue has grown rapidly in recent years. However, we may be unable to sustain these recent revenue growth rates for a variety of reasons, including limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A decline in our revenue growth could have a material adverse effect on our financial condition and results of operations if we are unable to reduce the growth of our operating expenses at the same rate.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; and accruals for estimated liabilities, including litigation and insurance reserves. Our actual results could differ from, and could require adjustments to, those estimates.

In particular, as is more fully discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue and total cost estimates are reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our growth has been funded in part by our utilization of net operating loss carry-forwards, or NOLs, to reduce the amounts that we have paid for income taxes, and we expect our NOLs to be fully utilized in 2008. Paying taxes will reduce cash flows from operations compared to prior periods, as we will be required to fund the payment of taxes in 2008 and future periods. To the extent that cash flow from operations is insufficient to fund future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources of funds.

Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged the proceeds and other rights under our construction contracts to our bond surety, and we have pledged substantially all of our other assets as collateral in connection with our credit facility and mortgage debt. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our credit facility, we must obtain the consent of our lenders to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We are subject to financial and other covenants under our credit facility that could limit our flexibility in managing our business.

We have a revolving credit facility that restricts us from engaging in certain activities, including restrictions on the ability (subject to certain exceptions) to:

•	make distributions and dividends;

•	incur liens or encumbrances;

•	incur indebtedness;

•	guarantee obligations;

•	dispose of a material portion of assets or otherwise engage in a merger with a third party;

•	make acquisitions; and

•	incur losses for two consecutive quarters.

Our credit facility contains financial covenants that require us to maintain specified fixed charge coverage ratios, asset ratios and leverage ratios, and to maintain specified levels of tangible net worth. Our ability to borrow funds for any purpose will depend on our satisfying these tests. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such an acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Acceleration of our credit facility could result in foreclosure on and loss of our operating assets. In the event of such foreclosure, we would be unable to conduct our business and forced to discontinue operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own our 15,000 square-foot headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land in Dallas and San Antonio on which we plan to construct regional offices and repair facilities. Pending completion of these regional offices, we lease office facilities in these locations. In order to complete most contracts in Texas, we lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, conduct concrete crushing and pugging operations, and provide offices for the contracting customer, its representatives and our employees.

For our Nevada operations, we lease office space in Reno, Nevada, and we have an office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease a quarry in Carson City, Nevada. Unlike in Texas where we acquire aggregates from third-party suppliers, in Nevada, we source and produce our own aggregates, whether from the Carson City quarry or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job. In order to complete most contracts in Nevada, we also lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, and provide offices for the contracting customer, its representatives and our employees.

Item 3.	Legal Proceedings

We are and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock began trading on the Nasdaq National Market on January 20, 2006 under the symbol "STRL" and in June 2006, it was included in the NASDAQ Global Select Market ("NGS").  For approximately two years prior to its Nasdaq listing, the common stock was traded on the American Stock Exchange, or Amex, under the symbol "STV".

The table below shows the market high and low closing sales prices of the common stock for 2006 and 2007 by quarter and for the period from January 1, through February 29, 2008, on Amex or Nasdaq, as the case may be.

	High	Low
Year Ended December 31, 2006
First Quarter	$23.76	$15.39
Second Quarter	$32.19	$22.00
Third Quarter	$30.13	$16.67
Fourth Quarter	$25.31	$19.54
Year Ended December 31, 2007
First Quarter	$22.74	$17.42
Second Quarter	$23.86	$18.90
Third Quarter	$23.97	$18.64
Fourth Quarter	$26.60	$20.45
January 1 through February 29, 2008	$21.84	$19.65

On February 29, 2008, there were approximately 1,250 holders of record of our common stock.

Dividend Policy.  We have never paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends.  Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company's financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company's Credit Facility) business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information  Certain information about the Company's equity compensation plans is set forth in Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph  The following graph compares the percentage change in the Company's cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Market Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction.  Both indices are published in The Wall Street Journal.

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each index at the end of 2002 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMLATIVE TOTAL*
Among Sterling Construction Company, Inc. The Dow Jones US Index
And the Dow Jones US Heavy Construction Index

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	December 2002	December 2003	December 2004	December 2005	December 2006	December 2007
Sterling Construction Company, Inc	100.00	258.86	296.57	961.71	1,243.43	1,246.86
Dow Jones US	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Heavy Construction	100.00	136.41	165.42	239.03	298.17	566.39

Item 6.	Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and Item 8. — Financial Statements and Supplementary Data.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(Amounts in thousands except per-share data)
Operating Results:
Revenues	$306,220	$249,348	$219,439	$132,478	$149,006
Income from continuing operations before income taxes and minority interest	22,421	19,204	13,329	4,109	8,583
Minority interest	(62)	—	—	(962)	(1,627)
Income tax (expense)/benefit	(7,890)	(6,566)	(2,788)	2,134	(1,752)
Income from continuing operations	14,469	12,638	10,541	5,281	5,204
Income (loss) from discontinued operations, including gain on sale in 2006	(25)	682	559	372	215
Net income	$14,444	$13,320	$11,100	$5,653	$5,419

Basic and diluted per share amounts:
Basic earnings per share from
continuing operations	$1.31	$1.19	$1.36	$0.99	$1.02
Basic earnings per share from
discontinued operations	—	$0.06	$0.07	$0.07	$0.04
Basic earnings per share	$1.31	$1.25	$1.43	$1.06	$1.06
Basic weighted average shares outstanding	11,044	10,583	7,775	5,343	5,090

Diluted earnings per share from continuing operations	$1.22	$1.08	$1.11	$0.75	$0.80
Diluted earnings per share from discontinued operations	—	$0.06	$0.05	$0.05	$0.03
Diluted earnings per share	$1.22	$1.14	$1.16	$0.80	$0.83
Diluted weighted average shares outstanding	11,836	11,714	9,538	7,028	6,489

Cash dividends declared	—	—	—	—	—

Balance Sheet:
Total assets	$274,515	$167,772	$118,455	$89,544	$75,578
Long-term debt	65,556	30,659	14,570	21,979	19,992
Book value per share of outstanding common stock	$10.66	$8.37	$5.95	$4.77	$3.24

Equity	138,612	90,991	48,612	35,208	16,636
Shares outstanding	13,007	10,875	8,165	7,379	5,140

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

During 2006, the Company utilized part of the offering proceeds to purchase additional capital equipment for the construction business, to replenish funds that had been used for the 2006 acquisition of a drill shaft business.

In December 2007, the Company completed an additional public offering of 1.84 million shares of its common stock at $20.00 per share.  The Company received proceeds, net of underwriting commissions, of approximately $35.0 million ($19.00 per share) and paid approximately $0.5 million in related offering expenses.  A reconciliation of the use of proceeds through December 31, 2007 is as follows (in thousands, except share data) (unaudited):

Shares issued upon completion of equity offering	1,840,000
Proceeds received from sale of shares	$36,800
Less:
Underwriters’ commission	$(1,840)
Expenses (legal, printing, etc.)	$(471)
Net proceeds from sale of shares	$34,489
Use of proceeds:
Repayment of credit line at a bank	$4,951
Purchase of short term securities(1)	$24,708
Total spent through December 31, 2007	$29,659
Balance retained in working capital	$4,830

(1) Between the purchase date of RHB and the 2007 public offering of stock, the Company used the proceeds from the sale of its investments in short-term securities to pay off the Credit Facility borrowings of $22.4 million used to purchase RHB.  The proceeds of the public stock offering were used to replenish the investment in short-term securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

For an overview of the Company's business and its associated risks, see Item 1. Business and Item 1A. Risk Factors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2007.

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

Revenue Recognition.

The majority of our contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated).  To minimize increases in the material prices and subcontracting costs used in submitting bids, we obtain firm quotations from our suppliers and subcontractors.  After we are advised that our bid is the winning bid, we enter into firm contracts with our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting those contract costs.  Such quotations do not include any quantity guarantees, and we therefore have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.  The principal remaining risks under fixed price contracts relate to labor and equipment costs and productivity levels.  As a result, we have rarely been exposed to material price or availability risk on contracts in our contract backlog.  Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.

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

Valuation of Long-Term Assets.

Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment evaluations involve management estimates of useful asset lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position.  In addition, we had goodwill with a value of approximately $57 million at December 31, 2007, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142.  The impairment testing required by SFAS 142 requires considerable judgment, and an impairment charge may be required in the future.  We completed our annual impairment review for goodwill during the 4th quarter of 2007, and it did not result in an impairment.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. Reflecting management’s assessment of expected future operating profitability and expectation that the Company would utilize all remaining net operating loss carry forwards ("NOLs"), we eliminated our valuation allowance in 2005. We are subject to the alternative minimum tax (AMT). Because we are still utilizing our NOLs to offset taxable income, payment of AMT results in a reduction of our deferred tax liability.

An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation in the usability of, or a potential loss of some or all of, the NOLs. In order to reduce the likelihood of an ownership change occurring, our restated and amended certificate of incorporation, as amended, prohibits transfers of our common stock resulting in, or increasing, individual holdings in excess of 4.5% of our common stock, unless such transfer is made by us or with the consent of our board of directors.

Because the regulations governing NOLs are highly complex and may be changed from time to time, and because our attempts to prevent an ownership change from occurring may not be successful, the NOLs could be limited or lost. We believe that the NOLs are currently available in full, however, and intend to take all reasonable and appropriate steps to ensure that they will remain available. To the extent the NOLs become unavailable to us, our future taxable income and that of any consolidated affiliate will be subject to federal taxation, thus reducing funds otherwise available for corporate purposes.

Although our NOLs do not expire until 2020, if unused, we estimate that our deferred tax assets related to our NOLs will be fully utilized during 2007. After the expiration or utilization of our NOLs, we have available to us the excess tax benefit resulting from exercise of a significant number of non-qualified in-the-money options amounting to $1.3 million as of December 31, 2007. Accordingly, because we will no longer have the significant offsets provided by the NOLs, a comparison of our future cash flows to our historic cash flows may not be meaningful.

 On January 1, 2007, we adopted the provisions of Financial Interpretation No. 48, (FIN 48) which establishes the criteria that an individual tax position must meet for some or all of the benefits of that position to be recorded. Adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Discontinued Operations.

In August 2005, our board of directors authorized management to sell our distribution business.  In accordance with the provisions of SFAS 144, we determined in the third quarter of 2005 that the distribution business became a long-lived asset held for sale and a discontinued operation.  In October 2006, we sold the distribution business to an industry-related buyer for gross proceeds of approximately $5.4 million.  We recognized a pre-tax gain on the sale in 2006 of approximately $249,000, equal to $121,000 after taxes.

Results of Operations

Fiscal Year Ended December 31, 2007 (2007) Compared with Fiscal Year Ended December 31, 2006 (2006).

	2007	2006	% Change
	(Dollar amounts in thousands)
Revenues	$306,220	$249,348	22.8%
Gross profit	33,686	28,547	18.0%
Gross margin	11.0%	11.4%	(3.5)%
General and administrative expenses, net	(13,206)	(10,825)	22.0%
Other income	549	276	98.9%
Operating income	21,029	17,998	16.8%
Operating margin	6.9%	7.2%	(4.2)%
Interest income	1,669	1,426	17.0%
Interest expense	(278)	(220)	26.5%
Minority Interest	(62)	—	100.0%
Income from continuing operations before taxes	22,359	19,204	16.4%
Income taxes	7,890	6,566	20.2%
Net income from continuing operations	14,469	12,638	14.5%
Net income (loss) from discontinued operations, including gain on sale	(25)	682	(103.7)%
Net income	$14,444	$13,320	8.4%
Contract backlog, end of year	$450,000	$395,000	13.9%

Revenues.   Revenues increased $57 million, or 23%, from 2006 to 2007 reflecting the effect of continued expansion of our construction fleet, addition of a concrete plant and addition of crews.  Our workforce grew by 18% year-over-year, and we purchased over $36 million in property, plant and equipment, including that acquired in the purchase of RHB, within the twelve month period ending December 31, 2007.  The increased revenue came strictly from the state market resulting from the Company being the successful low bidder in the state market which was assisted by an improved bidding climate in 2006 due to a large state highway program and increased total funding in the Dallas and Houston areas.  The improvement in the weather in the fourth quarter 2007 offset much of the lower than expected revenue of the first three quarters of 2007 due to heavy rainfall during those months.  Due to seasonality of the Nevada market, the contracts of RHB had only a modest effect on revenues for the two months they were included in 2007 revenues. Contract receivables are directly related to revenues and include both amount currently due and retainage. The increase of $11.6 million in contracts receivable to $54.4 million at December 31, 2007 versus 2006 is due to the increase in revenue for the year 2007. The days revenue in contract receivables is approximately 64 days and 62 days at December 31, 2007 and 2006, respectively.

Gross Profit.  The improvement in gross profits in 2007 was due principally to the increase in revenues.  The slight margin reduction was attributable to a decrease of margin in backlog, due to poor weather for the first three quarters of the year, and an increase in sales from the state contracts which have historically had lower gross margin than municipal contracts.  State highway contracts generally allow us to achieve greater revenue and gross profit production from our equipment and work crews, although on average the gross margins on this work tend to be slightly lower than on our water infrastructure contracts in the municipal markets. The lower margins reflect proportionally larger material inputs in the state contracts as we typically receive lower margins on materials than on labor. Partially offsetting the margin reduction was our ability to continue to redesign some jobs, achieve incentive awards and maintain good execution levels during dry weather.  Due to the large number of contracts in different stages of completion and in different locations, it is not practical to quantify the impact of each of these matters on revenues and gross profit.

Contract Backlog.  The increase in contract backlog is related to the Nevada acquisition where backlog was $116 million at December 31, 2007. There was $16 million included in our 2007 year-end backlog on which we were the apparent low bidder and have subsequently been officially awarded these contracts. Historically, subsequent non-awards of such low bids have not materially affected our backlog or financial condition.

General and Administrative Expenses, Net of Other Income and Expense.  The increase in general and administrative expenses, or G&A, in 2007 was principally due to higher employee expenses, including an increase in staff, and higher professional fees.  Despite these increases in G&A expenses in support of our growing business, our ratio of G&A expenses to revenue remained essentially unchanged from 2006 to 2007, at 4%.

Operating Income.  The 2007 increase in operating income resulted principally from the higher revenues and gross profits as discussed above.

Interest Income Net of Interest Expense.  The interest income net of interest expense remained virtually unchanged from 2006 to 2007 given the high cash and short term investments maintained throughout the year and the offering completed in December 2007.  A total of $53,000 of interest expense was capitalized as part of our office and shop expansion.

Minority Interest.  As discussed in Part I, Item 1. Business, on October 31, 2007, the Company acquired a 91.67% interest in RHB.  The minority interest's share of RHB's income before income taxes was $62,000 for the two months ended December 31, 2007 that was included in the consolidated results of operations.

Income Taxes.  Income taxes increased due to increased income, the Texas margin tax and increases in the statutory tax rate.

Net Income from Continuing Operations.  The 2007 increase in net income from continuing operations was the result of the various factors discussed above.

Discontinued Operations, Net of Tax.  Discontinued operations for 2007 and 2006 represent the results of operations of our distribution business, which was operated by Steel City Products, LLC.

The distribution business was sold on October 27, 2006.  The Company recorded proceeds from the sale of approximately $5.4 million and recorded a pre-tax gain on the sale of approximately $249,000 and recorded $128,000 in income tax expense related to that gain in 2006.

Fiscal Year Ended December 31, 2006 (2006) Compared with Fiscal Year Ended December 31, 2005 (2005).

	2006	2005	% Change
	(Dollar amounts in thousands)

Revenues	$249,348	$219,439	13.6%
Gross profit	28,547	23,756	20.2%
Gross margin	11.4%	10.8%	5.6%
General and administrative expenses and other	10,549	9,091	15.0%
Operating income	17,998	14,665	22.7%
Operating margin	7.2%	6.7%	7.5%
Interest income	1,426	150	850.6%
Interest expense	220	1,486	(85.2)%

Income from continuing operations before taxes	19,204	13,329	44.1%
Income taxes	6,566	2,788	135.5%

Net income from continuing operations	12,638	10,541	19.9%
Net income from discontinued operations, including gain on sale	682	559	22.0%

Net income	$13,320	$11,100	20.0%

Backlog, end of year	$395,000	$307,000	28.7%

Revenues. Our revenue increase of $29.9 million, or 14%, from 2005 to 2006 included a substantial increase in revenues from state highway work of $89.0 million, or 114%, to $166.3 million as we took advantage of the very strong bidding climate in this sector and the resultant increase in the proportion of state highway contracts in our backlog. In particular, we saw a near-tripling of revenues in the Dallas market, where we won several major contracts in early 2006, and also good growth in the San Antonio market. State highway contracts generally allow us to achieve greater revenue and gross profit production from our equipment and work crews, although on average the gross margins on this work are slightly lower than on our water infrastructure contracts in the municipal markets because of the cost of larger material inputs into the state contracts.

At the same time there was a decrease in our municipal revenues of $59.0 million, or 41.5%, to $83 million due to a decrease in the market for large diameter water line infrastructure construction.

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

Backlog. The $88 million increase in backlog in 2006 reflected the on-going broadening of our service platform and the generally good bidding environment in our markets, especially in the Dallas/Fort Worth area where our backlog expanded significantly during the year.

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

Operating Income. The 2006 increase in operating income resulted principally from the higher revenues and gross profits, which led to an increase in operating margin from 6.7% to 7.2%.

Interest Expense Net of Interest Income. In 2006, we invested cash raised in our public stock offering on which we earned over $1.4 million of interest. In 2005, we paid $1.5 million of interest expense primarily on related party debt which was repaid in January 2006 from the proceeds of our public offering.

Income Taxes. In 2005, we recorded a reduction in the valuation allowance related to the deferred tax asset following management’s review of the likelihood that tax loss carryforwards would be substantially utilized in the future. This resulted in an effective tax rate of 21% in 2005. In 2006, we recorded a more normal tax charge at 34.2% of income.

Net Income From Continuing Operations. The 2006 increase in net income from continuing operations was the result of the various factors discussed above.

Effect of Income Tax Benefits. Although we have had the benefit of significant NOLs, which offset most of our income from federal income taxes, we are required to reflect a full tax charge in our financial statements through an adjustment to the deferred tax asset. In addition, certain adjustments resulting from our recovery of the deferred tax asset are recorded in the income statement. Those adjustments resulted in a benefit of $1.4 million in 2005. Assuming an income tax rate of 34%, and disregarding adjustments to our deferred tax asset and other timing differences, net income would have been $8.797 million for 2005 so that, on a comparative basis, the income from continuing operations level of $12.675 million for 2006 represents an increase of approximately 44%. Similarly, basic and fully diluted earnings from continuing operations per common share for 2005, reflecting an effective tax rate of 34%, would have been $1.13 and $0.92, respectively, for 2005. A reconciliation of reported income from continuing operations for 2006 and 2005 to net income as if a 34% tax rate had been applied is set forth in the table below.

	2006	2005
	(Amounts in thousands, except per share data)

Income from continuing operations before income taxes, as reported	$19,204	$13,329
Provision for income taxes (assuming a 34% effective rate)	6,529	4,532

Net income from continuing operations as if a 34% rate had been applied	$12,675	$8,797

Basic income from continuing operations per common share as if a 34% effective tax rate had been applied	$1.20	$1.13
Diluted income from continuing operations per common share as if a 34% effective tax rate had been applied	$1.08	$0.92

Discontinued Operations, Net of Tax. Discontinued operations for 2006 and 2005 represent the results of operations of our distribution business, which was operated by Steel City Products, LLC. The increase in the net income from discontinued operations was primarily due to increases in gross margins from 16% in 2005 to 16.5% in 2006 through the date of sale.

The distribution business was sold on October 27, 2006. We recorded proceeds from the sale of approximately $5.4 million and paid $3.8 million to retire the Steel City Products, LLC revolving line of credit. We recorded a pre-tax gain on the sale of $249,000 and recorded $128,000 in income tax expense related to that gain.

Historical Cash Flows

The following table sets forth information about our cash flows for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$80,649	$28,466	$22,267
Net cash provided by (used in)
Continuing operations:
Operating activities	29,567	23,089	31,266
Investing activities	(47,935)	(52,358)	(10,972)
Financing activities	70,576	35,468	(1,476)
Discontinued operations
Operating activities	(25)	495	(294)
Investing activities	--	4,739	--
Financing activities	--	(5,357)	349
Supplementary information:
Capital expenditures	26,319	24,849	11,392
Working capital (at end of period)	82,063	62,874	18,354

Operating Activities.

Significant non-cash items included in operating activities were:

•
depreciation and amortization, which totaled $9.5 million, an increase of $2.5 million from 2006, which was $7.0 million, an increase of $2.0 million over 2005, as a result of the continued increase in the size of our construction fleet;

•
deferred tax expense was $6.6 million in 2007, an increase of $0.3 million over 2006.  We accelerate the depreciation of our fixed assets for tax purposes. The significant additions to fixed assets in 2007 and 2006 increased our deferred tax liability and certain other timing differences are recorded in the income statement. Such tax expense in 2006 increased $3.7 million over 2005 due to the increased depreciation and a reduction in the valuation allowance related to the deferred tax asset.

Significant components of the changes in working capital are as follows:

•	contracts receivable increased by $6.6 million in 2007 and $7.9 million in 2006, principally reflecting the revenue increase and related level of customer retentions;

•
billings in excess of costs and estimated earnings on uncompleted contracts increased by $0.6 million in 2007, while in 2006 there was an increase of $7.9 million.  These changes principally reflect fluctuations in the timing and amount of mobilization payments to assist in the start-up on certain contracts;

•	trade payables increased by $6.1 million in 2007 compared with a decrease of $3.0 million in 2006, reflecting an increase in our volume of business; and

•
there was a decrease of $0.6 million in costs and estimated earnings in excess of billings on uncompleted contracts in 2007 compared with an increase of $1.0 million in 2006.  These changes reflect timing differences as contracts progress.

Investing Activities.

Expenditures to expand our construction fleet were $26.3 million in 2007 compared with $24.8 million in 2006.  The much enlarged contract backlog required a significant expansion and upgrade of our fleet in 2007 and 2006.  Additionally, in October 2007, we purchased a 91.67% interest in RHB which we acquired for $53.0 million in order to expand our construction operations into Nevada.  In connection with the acquisition, we incurred $1.1 million of direct costs of the acquisition.  In January 2006, we purchased certain assets of Rathole Drilling, Inc. for $2.2 million also in order to expand our construction capabilities. In 2007 and 2006, we invested a portion of the funds raised in our public sale of common stock in cash and cash equivalents and short-term auction-rate securities, respectively.

Financing Activities.

The increase in cash provided by financing activities in 2007 and 2006 was principally due to the sale of common stock to the public in December 2007 and January 2006, in which our net proceeds were approximately $34.5 million and $27.0 million, respectively.  In addition, we received proceeds of approximately $513,000 and $913,000 in 2007 and 2006, respectively, from the exercise of stock options and warrants.  Funds received from the exercise of warrants by North Atlantic Smaller Companies Investment Trust plc, or NASCIT, and the exercise of options by employees and directors totaled $0.8 million during 2005.  In 2006 and 2005 we used approximately $8.6 million and $2.8 million, respectively, to pay long-term debt, which included payments on notes to related parties in 2006 and 2005.  During 2007, 2006 and 2005, there were net increases in borrowings under the lines of credit of $35.0 million, $16.2 million and $0.5 million, respectively, because capital expenditures, long-term debt repayments and working capital requirements exceeded cash provided by operations.

Liquidity

The level of working capital for our construction business varies due to fluctuations in the levels of costs and estimated earnings in excess of billings, billings in excess of cost and estimated earnings, the size and status of contract mobilization payments, levels of customer receivables and contract retentions, and the level of amounts owed to suppliers and subcontractors.  Some of these fluctuations can be significant.  The significant increase in our working capital level in 2007 and 2006 has been an important element in enabling us to expand our bonding facilities and therefore to continue to bid on larger and longer-lived projects.  The Company believes that it has sufficient financial resources to fund its requirements for the next twelve months of operations.

Sources of Capital

In addition to cash provided from operations, we use our revolving lines of credit to finance working capital needs and capital expenditures.

Lines of Credit

We have a Credit Facility with Comerica Bank entered into on October 31, 2007 which replaced a similar $35.0 million revolver that had been renewed in April 2006.  The Credit Facility has a maturity date of October 31, 2012, borrowing capacity of $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility were used to finance the RHB acquisition, repay indebtedness outstanding under the Revolver, and finance working capital. At December 31, 2007, the aggregate borrowings outstanding under the Credit Facility were $65.0 million, and the aggregate amount of letters of credit outstanding under the new Credit Facility was $1.5 million, which reduces availability under the Credit Facility.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate. The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to earnings before interest, taxes, depreciation and amortization ("EBITDA") that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% and 2.25%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months. The new Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.

The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% and 0.50%.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2007 ranged from 7.50% to 7.75%.

In December 2007, Comerica syndicated the Credit Facility with three other financial institutions under the same terms discussed above.

Management believes that the new Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2008.

As discussed above, the Credit Facility contains restrictions on the ability to:

•	Make distributions and dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Incur negative income for two consecutive quarters.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2007.

Other Debt

Mortgages.

In 2001 we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston.  The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2007 was 7.5% per annum, repayable over 15 years.  This mortgage is cross-collateralized with a prior mortgage on the land and equipment repair facilities, which were purchased in 1998, in the original amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.  In addition, we have available to us a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of our office building and maintenance facilities.

Uses of Capital

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2007.

	Payments due by Period
	Total	Less Than One Year	1—3 Years	4—5 Years	More Than 5 Years
	(Amounts in thousands)
Credit Facility	$65,000	$—	$—	$65,000	$—
Operating leases	2,999	920	2,009	70	—
Mortgages	654	98	220	146	190
	$68,653	$1,018	$2,229	$65,216	$190

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2007 interest on the Credit Facility and Revolver was approximately $239,000.  The mortgages are expected to have future annual interest expense payments of approximately $47,200 in less than one year, $106,700 in one to three years, $43,600 in four to five years and $23,800 for all years thereafter.

To manage risks of changes in the material prices and subcontracting costs used in submitting bids for construction contracts, we generally obtain firm quotations from our suppliers and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the contracts that we are awarded for which quotations have been provided.

Capital Expenditures.

Our capital expenditures during 2007 were $36.0 million, including property, plant and equipment acquired with the purchase of RHB, and during 2006 were $27.1 million including the purchase of the RDI equipment, and consisted almost exclusively of expenditures to purchase heavy construction equipment. In 2008 we expect that our capital expenditure spending will be less than the 2006 level.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt the provisions of SFAS 157. The new effective date of SFAS 157 defers implementation to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB revised Statement of Accounting Standards No. 141, “Business Combinations” (SFAS 141(R)).  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under SFAS 141(R), all direct costs of the business combination must be charged to expense on the financial statements of the acquirer at the time of acquisition.  SFAS 141(R), revises previous guidance as to the recording of post-combination restricting plan costs by requiring the acquirer to record such costs separately from the business combination.  This statement is effective for acquisitions occurring on or after January 1, 2009, with early adoption not permitted.  The effect of SFAS 141 (R) on future financial statements cannot be determined at this time; however, had this statement been in effect for 2007, the charge of $5.4 million to additional paid-in capital related to the acquisition of RHB would have instead been in the costs allocated to nets assets acquired, including goodwill, and $1.14 million of direct costs related to such acquisition would have been charged to expense instead of being included in the costs of the acquisition.

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

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling (minority) interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling interests for both the consolidated balance sheet and income statement.  The statement also standardizes the accounting for changes in a parent company’s interest in a subsidiary for situations where the change results in a deconsolidation and for situations where it does not result in a deconsolidation.  This Statement is effective for our fiscal year ending December 31, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  When this Statement is adopted by the Company, the Minority Interest in RHB and any similar subsequent acquisitions will be a separate component of stockholders equity instead of a liability and earnings per common share will be segregated between EPS per common share and EPS of Minority Interest.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are our primary sources of market risk.  At December 31, 2007, $65 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2007, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $11,000 in 2007.

Item 8.	Financial Statements and Supplementary Data

Financial statements start on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to all timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria.

As permitted by guidance provided by the staff of the Securities and Exchange Commission, the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, did not include the internal controls of RHB which are included in the 2007 consolidated financial statements of Sterling Construction Company, Inc. and Subsidiaries. We acquired RHB on October 31, 2007 and its business represents approximately 5.6% and 6.9% of the Company’s total assets and liabilities, respectively, as of December 31, 2007, and approximately 2.3% and 3.1% of the Company’s total revenues and net income from continuing operations, respectively, for the year then ended. The Company will include the RHB business in the scope of management’s assessment of internal control over financial reporting beginning in 2008.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors.  The following table sets forth the name and age of each of the Company's current directors and the positions each held on February 15, 2008.

Name	Position	Age	Director Since	Year Term of Office Expires
Patrick T. Manning	Chairman of the Board of Directors & Chief Executive Officer	62	2001	2008
Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer, Director	62	2001	2008
John D. Abernathy	Director	70	1994	2009
Robert W. Frickel	Director	64	2001	2009
Donald P. Fusilli, Jr.	Director	56	2007	2010
Maarten D. Hemsley	Director	58	1998	2010
Christopher H. B. Mills	Director	55	2001	2010
Milton L. Scott	Director	51	2005	2009
David R. A. Steadman	Director	70	2005	2008

Patrick T. Manning.  Mr. Manning joined the predecessor of Texas Sterling Construction Co., the Company's Texas construction subsidiary, which along with its predecessors is referred to as TSC, in 1971 and led its move from Detroit, Michigan into the Houston market in 1978. He has been TSC’s President and Chief Executive Officer since 1998 and Chairman of the Board of Directors and Chief Executive Officer of the Company since July 2001.  Mr. Manning has served on a variety of construction industry committees, including the Gulf Coast Trenchless Association and the Houston Contractors’ Association, where he served as a member of the board of directors and as President from 1987 to 1993. He attended Michigan State University from 1969 to 1972.

Joseph P. Harper, Sr.  Mr. Harper has been employed by TSC since 1972. He was Chief Financial Officer of TSC for approximately 25 years until August 2004, when he became Treasurer of TSC.  In addition to his financial responsibilities, Mr. Harper has performed both estimating and project management functions.  Mr. Harper has been a director and the Company's President and Chief Operating Officer since July 2001, and in May 2006 was elected Treasurer.  Mr. Harper is a certified public accountant.

John D. Abernathy.  Mr. Abernathy was Chief Operating Officer of Patton Boggs LLP, a Washington D.C. law firm, from January 1995 through May 2004 when he retired.  He is also a director of Par Pharmaceutical Companies, Inc., an NYSE-listed company that manufactures generic and specialty drugs, and Neuro-Hitech, Inc., a development-stage drug company.  Mr. Abernathy is a certified public accountant.  In December 2005, Mr. Abernathy was elected Lead Director by the independent members of the Board of Directors.

Robert W. Frickel.  Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a public accounting firm that provides audit, tax and consulting services primarily to companies in the construction industry.  Prior to the founding of R.W. Frickel Company in 1974, Mr. Frickel was employed by Ernst & Ernst.  Mr. Frickel is a certified public accountant.

Donald P. Fusilli, Jr. Mr. Fusilli is the Chief Executive Officer of a marine services subsidiary of David Evans and Associates, Inc., a company that provides underwater mapping and analysis services.  From May 1973 until September 2006, Mr. Fusilli served in a variety of capacities at Michael Baker Corporation, a public company listed on the American Stock Exchange that provides a variety of professional engineering services spanning the complete life cycle of infrastructure and managed asset projects.  Mr. Fusilli joined Michael Baker Corporation as an engineer and over the course of his career rose to president and chief executive officer in April 2001.  From September 2006 to January 2008, Mr. Fusilli was an independent consultant providing strategic planning, marketing development and operations management services.  Mr. Fusilli is a director of RTI International Metals, Inc., a New York Stock Exchange-listed company that is a leading U.S. producer of titanium mill products and fabricated metal components.  He holds a Civil Engineering degree from Villanova University, a Juris Doctor degree from Duquesne University School of Law and attended the Advanced Management Program at the Harvard Business School.

Maarten D. Hemsley.  Mr. Hemsley served as the Company's President and Chief Operating Officer from 1988 until 2001, and as Chief Financial Officer from 1998 until August 2007.  From January 2001 to May 2002, Mr. Hemsley was also a consultant to, and thereafter has been an employee of, JO Hambro Capital Management Limited, which is part of JO Hambro Capital Management Group Limited, or JOHCMG, an investment management company based in the United Kingdom.  Mr. Hemsley has served since 2001 as Fund Manager of JOHCMG’s Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II LLP investment fund.  Mr. Hemsley is a director of Tech/Ops Sevcon, Inc., a U.S. public company that manufactures electronic controls for electric vehicles and other equipment, and of a number of privately-held companies in the United Kingdom.  Mr. Hemsley is a Fellow of the Institute of Chartered Accountants in England and Wales.

Christopher H. B. Mills.  Mr. Mills is a director of JOHCMG.  Prior to founding JOHCMG in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company, Invesco MIM, as an investment manager and director, from 1975 to 1993.  He is the Chief Executive of North Atlantic Smaller Companies Investment Trust plc, which is a part of JOHCMG and a 3.82% holder of the Company's common stock.  Mr. Mills is a director of two U.S. public companies, W-H Energy Services, Inc., a New York Stock Exchange-listed company that is in the oilfield services industry, and SunLink Healthcare Systems, Inc., a non-urban community healthcare provider for seven hospitals and related businesses in four states in the Southwest and Midwest.  Mr. Mills also serves as a director of a number of public and private companies outside of the U.S. in which JOHCMG funds have investments.

Milton L. Scott.  Mr. Scott is Chairman and Chief Executive Officer of the Tagos Group, a strategic advisory and services company in supply chain management, transportation and logistics, and integrated supply.  He was previously associated with Complete Energy Holdings, LLC, a company of which he was Managing Director until January 2006 and which he co-founded in January 2004 to acquire, own and operate power generation assets in the United States.  From March 2003 to January 2004, Mr. Scott was a Managing Director of The StoneCap Group, an entity formed to acquire, own and operate power generation assets.  From October 1999 to November 2002, Mr. Scott served as Executive Vice President and Chief Administrative Officer at Dynegy Inc., a public company that was a market leader in power distribution, marketing and trading of gas, power and other commodities, midstream services and electric distribution.  From July 1977 to October 1999, Mr. Scott was with the Houston office of Arthur Andersen LLP, a public accounting firm, where he served as partner in charge of the Southwest Region Technology and Communications practice.  Mr. Scott is currently the lead director and chairman of the audit committee of W-H Energy Services,

David R. A. Steadman.  Mr. Steadman is President of Atlantic Management Associates, Inc., a management services and investment group.  An engineer by profession, Mr. Steadman served as Vice President of the Raytheon Company from 1980 until 1987 where he was responsible for commercial telecommunications and data systems businesses in addition to setting up a corporate venture capital portfolio.  Subsequent to that and until 1989, Mr. Steadman was Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of semiconductor production equipment.  Mr. Steadman serves as a director of Aavid Thermal Technologies, Inc., a provider of thermal management solutions for the electronics industry, a privately-held company.  Mr. Steadman also serves as Chairman of Tech/Ops Sevcon, Inc., a public company that manufactures electronic controls for electric vehicles and other equipment.  Mr. Steadman is a Visiting Lecturer in Business Administration at the Darden School of the University of Virginia.

Executive Officers. In addition to Messrs. Manning and Harper, whose backgrounds are described above, the following are the Company's other executive officers:

James H. Allen, Jr. Mr. Allen became the Company's Senior Vice President & Chief Financial Officer in August 2007.  He spent approximately 30 years with Arthur Andersen & Co., including 19 years as an audit and business advisory partner and as head of the firm’s Houston office construction industry practice.  After being retired for several years, he became chief financial officer of a process chemical manufacturer and served in that position for over three years prior to joining the Company.  Mr. Allen is a certified public accountant.

Roger M. Barzun.  Mr. Barzun has been the Company's Vice President, Secretary and General Counsel since August 1991.  He was elected a Senior Vice President from May 1994 until July 2001 and again in March 2006.  Mr. Barzun has been a lawyer since 1968 and is a member of the bar of New York and Massachusetts.  Mr. Barzun also serves as general counsel to other corporations from time to time on a part-time basis.

Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s equity securities, or insiders, to file with the Securities and Exchange Commission (SEC) reports of beneficial ownership of those securities and certain changes in beneficial ownership on Forms 3, 4 and 5, and to give the Company a copy of those reports.

Based solely upon a review of Forms 3 and 4 and amendments to them furnished to the Company during 2007, any Forms 5 and amendments to them furnished to the Company relating to 2007, and any written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to the Company’s insiders were satisfied except as follows:

Mr. Fusilli failed to timely file a Form 3, which was required by his election as a director of the Company on March 14, 2007.  His Form 3 was filed with the SEC on April 10, 2007.

In September 2007, Mr. Hemsley failed to timely file a Form 4 covering sales on September 10 and September 18, 2007 totaling 14,000 shares of the Company's common stock.  A Form 4 reporting those sales was filed with the SEC on October 1, 2007.

In August 2007, Mr. Mills shared voting and investment power over 600,000 shares of the Company's common stock with North Atlantic Smaller Companies Investment Trust plc, or NASCIT, of which he is chief executive officer.  Mr. Mills failed to timely file a Form 4 covering sales by NASCIT on August 14, 2007 of 200 shares.  A Form 4 reporting that sale was filed with the SEC on August 21, 2007.

Code of Ethics.  The Company has adopted a Code of Business Conduct & Ethics that complies with SEC rules.  The Code applies to all the officers and in-house counsel of the Company and its subsidiaries, and is posted on the Company’s website at www.sterlingconstructionco.com.

The Audit Committee.  The Company has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are  John D. Abernathy, Chairman, Donald P. Fusilli, Jr., Milton L. Scott and David R. A. Steadman.

Each of the members of the Audit Committee is an independent director under the independence standards of both Nasdaq and the SEC.  The Board of Directors has determined that each of Messrs. Abernathy and Scott is an audit committee financial expert.  The independent members of the Board have appointed Mr. Abernathy Lead Director.

Item 11.	Executive Compensation

Introduction

This Item 11 has two main parts, the first contains information about the compensation of certain executive officers of the Company and the second contains information about the compensation of directors who are not also executive officers.

The Company is required under applicable rules and regulations to furnish information about the compensation of five of its executive officers.  Because these executive officers are named in the Summary Compensation Table for 2007 in this Item 11, they are sometimes referred to as the named executive officers.  The named executive officers are as follows:

Patrick T. Manning, Chairman & Chief Executive Officer
Joseph P. Harper, Sr., President, Treasurer & Chief Operating Officer
Maarten D. Hemsley, Chief Financial Officer (until August 10, 2007)
James H. Allen, Jr., Chief Financial Officer (since August 10, 2007)
Roger M. Barzun, Senior Vice President, Secretary & General Counsel

The compensation of these executives is described and discussed in the subsections listed below:

•	The Compensation Discussion and Analysis, which covers how and why executive compensation was determined.

•	The Employment Agreements of Named Executive Officers, which describes the important terms of the executives' employment agreements.

•
The Potential Payments upon Termination and Change-in-Control, which as its name indicates, describes particular provisions of the executives' employment agreements relating to the termination of their employment and a change in control of the Company.

•	The Summary Compensation Table for 2007, which shows the cash and equity compensation the Company paid to the named executive officers for 2007.

•
The table of Grants of Plan-Based Awards for 2007, which shows details of both equity and non-equity awards made to the named executive officers for 2007 and describes the plans under which the Company made those awards.

•
The table of Option Exercises and Stock Vested for 2007, which shows the number of shares named executive officers purchased under their stock options in 2007 and the dollar value of the difference between the option exercise price and the market value of the shares on the date of exercise.

•
The table of Outstanding Equity Awards at December 31, 2007, which as its name indicates, shows the stock options held by the named executive officers at year's end and gives other details of their option awards.

Compensation Discussion and Analysis

Introduction.  This discussion and analysis of executive compensation is designed to show how and why the compensation of the named executive officers was determined.  Their compensation is determined by the Compensation Committee of the Board of Directors, or the Committee, whose members are three independent directors of the Company.

During the first half of 2007, the Company compensated Messrs. Manning and Harper under three-year employment agreements that expired on July 18, 2007, referred to as the prior agreements.  During the second half of 2007, the Company compensated Messrs. Manning and Harper under employment agreements entered into as of July 19, 2007, referred to as the new agreements.  The Company hired Mr. Allen in July 2007 and has compensated him since then under the terms of his employment agreement, which contains essentially the same basic terms as those of Messrs. Manning and Harper except for compensation levels.

Mr. Hemsley's employment agreement was to expire on July 18, 2007 as well, but the Committee extended its term through October 31, 2007 in order to provide a transition period for Mr. Allen, who became Chief Financial Officer on August 10, 2007.  Following the expiration of Mr. Hemsley's employment agreement, he ceased to be an employee, but remains a director of the Company.

Compensation Objectives.  The Committee's compensation objectives for each of the named executive officers as well as for other management employees is to provide the employee with a rate of pay for the work he does that is appropriate in comparison to similar companies in the industry and that is considered fair by the executive; to give the executive a significant incentive to make the Company financially successful; and to give him an incentive to remain with the Company.

Employment Agreements.  The Company believes that compensating an executive under an employment agreement has the benefit of assuring the executive of continuity, both as to his employment and the amounts and elements of his compensation.  At the same time, an employment agreement gives the Company some assurance that the executive will remain with the Company for the duration of the agreement and enables the Company to budget salary costs over the term of the agreement.  All elements of the compensation of the named executive officers are paid according to the terms of their employment agreements.

The Prior Agreements.  Under the prior agreements, executive compensation has three main elements: a salary paid in cash, an annual cash incentive bonus, in which payment is contingent on the Company's financial performance, and a long-term equity element that the Company provides through the award of options to purchase the Company's common stock.

Elements of Compensation.  Salary is intended to reward the executive for his current, day-to-day work.  The cash incentive bonus is intended to be a reward for the executive's contribution to the financial success of the Company in a given year.  Awards of equity are intended to create a longer-term incentive for the executive to remain with the Company because the benefit is realized, if at all, over a multi-year period.

Compensation Levels.  The Committee based the salary levels under the prior agreements primarily on the executive's prior salary and his level of responsibility in the Company.  Before entering into the prior agreements, the Committee made a relatively informal review of publicly-available industry trade publications to ensure that the executives' compensation fell within the range of comparable companies, both as to salary and as to incentive compensation.

The amount of the cash incentive bonus for Messrs. Manning, Harper and Hemsley under the prior agreements is based on the annual budgeted earnings before payment of interest charges, taxes, and charges for depreciation and amortization, referred to as EBITDA, and the extent to which the budget is achieved or exceeded.

EBITDA is defined as annual net income determined in accordance with generally accepted accounting principles —

Plus	Interest expense for the period;
Plus	Depreciation and amortization expense for the period;
Plus	Federal and state income tax expense incurred for the period;
Plus	Extraordinary items (to the extent negative) if any, for the period;
Plus	Any and all fees paid to Menai Capital, LLC, and any fees paid to non-employee directors;
Plus	Any and all parent-company charges for corporate overhead or similar non-operating charges;
Minus	Extraordinary items (to the extent positive) if any; and
Minus	Interest income for the period.

In the case of Messrs. Manning and Harper, the EBITDA of the Company's operating subsidiary Texas Sterling Construction Co., or TSC, is used, and in the case of Mr. Hemsley, the EBITDA of the Company on a consolidated basis is used.  The budgeted EBITDA for each year must have been approved by the Board of Directors, which has a majority of directors who are not employees of the Company.  The cash incentive bonus plan does not have any portion based on the executive's achievement of personal goals or objectives.

For Messrs. Manning and Harper, the cash incentive bonus plan has a discretionary element that comes into effect if EBITDA exceeds a predetermined percentage of budgeted EBITDA.  In exercising this discretion, members of the Committee use their personal judgment of appropriate amounts after taking into account information about the executive's work during the year, his past compensation, his perceived contribution to the Company generally, his level of responsibility, and any notable individual achievements or failings in the year in question.

For Mr. Hemsley, any additional cash incentive bonus above that earned upon the achievement of the budgeted EBITDA target is in the discretion of the Committee.  In exercising its discretion, the Committee takes into account the Company's consolidated financial results, the number of non-routine business transactions to which Mr. Hemsley devoted substantial time during the year and any other matters the Committee deems relevant.

The Committee believes that the award of an option to buy the Company's common stock is a long-term element of compensation because on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market.  Since the recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company.

When the prior employment agreements of Messrs. Manning and Harper were negotiated in July 2004, they each agreed to accept stock option awards over the life of the agreement in place of a portion of their salary to save the Company cash.  To accomplish this, the prior agreements provide for annual stock option awards that are larger than would otherwise have been made.

Under the prior agreements, the Company paid Messrs. Manning and Harper car allowances to reflect the fact that they use their own automobiles for business purposes, such as visiting construction sites, attending meetings with customers and providing transportation to out-of-town business colleagues.  The Company paid their country club dues because the clubs are often used for business purposes and as accommodation for out-of-town business colleagues.  The payment of Mr. Hemsley's term life insurance and long-term disability insurance premiums is a benefit that the Company has provided to him for many years and was continued because of that fact.

The New Agreements.  In anticipation of the expiration of the prior agreements, in May 2007, the Committee began a discussion of new employment agreements for Messrs. Manning and Harper.

The Committee's starting point was a written salary and cash incentive bonus proposal from Messrs. Manning and Harper for themselves and for the five senior managers of TSC.  In connection with the proposal, Messrs. Manning and Harper stressed the importance of a team approach to compensation, which is designed to avoid the disruptive influence of variations in compensation levels between managers of equal importance and responsibility.  The Committee discussed management's proposal in the course of several meetings.  No member of senior management, including Messrs Manning or Harper, was present at any of the Committee's deliberations and discussions.

Compensation Principles and Policies.  In the course of their discussions, members of the Committee came to a consensus on the following general compensation principles as a guide for their further discussion of the compensation of Messrs. Manning, Harper and Allen as well as of the five senior managers of TSC:

•	Compensation should consist of two main elements, base salary and cash incentive bonus for the reasons discussed above.

•
Equity compensation should not be an element of compensation for executives who already hold a substantial number of shares of the Company's common stock or options to purchase a substantial number of shares of common stock, or both.

•
The cash incentive bonus element of compensation should be divided into two parts: one part, 60%, of the incentive bonus based on the achievement by the Company, on a consolidated basis, of financial goals, and the other part, 40%, based on the achievement by the executive of personal goals and objectives to be established annually by the Committee in consultation with the executive.

•
Perquisites such as car allowances, reimbursement of club dues and the like should not be an element of compensation because salaries are designed to be sufficient for the executive to pay these items personally.

•	The Committee should determine at the end of each year the extent to which each of Messrs. Manning, Harper and Allen have achieved his personal goals as provided in the committee’s charter.

•	In determining individual compensation levels, the Committee should take into account, among other things, the following:

•	The elimination of stock options as an element of compensation (except for Mr. Allen, who is a new employee.)

•	The executives' existing salaries.

•	Salaries of comparable executives in the industry.

•	Wage inflation from 2004 through 2007, to the extent applicable.

•	The Company's growth since July 2004 when the prior agreements became effective and the resulting increase in senior management responsibilities.

•	The total amount that is appropriate for the Company to allocate to the compensation of all seven members of the Company's senior management given the Company's size and industry.

•	The elimination of perquisites.

Compensation Consultant.  To assist them in evaluating management's proposed salary and bonus structure, in May 2007, the Committee authorized its Chairman to retain the services of Hay Group, a large firm that performs a number of consulting services, including the benchmarking of executive compensation.  The Committee's Chairman instructed Hay Group to prepare an analysis of the levels of compensation payable under the prior agreements to Messrs. Manning, Harper and the five senior managers of TSC, and to compare them to a representative group of similar companies.  Mr. Allen joined the Company in July 2007 just before Hay Group's report was finished and as a result, its analysis did not cover his compensation.

The peer group was selected by Hay Group in consultation with the Chairman of the Committee and Messrs. Manning and Harper.  The peer group consisted of eight engineering and construction companies with 2006 revenues of between $85 million and $651 million.  The following is a list of companies in the peer group:

•	Devcon International Corp.

•	Furmanite Corporation

•	Modtech Holdings Inc.

•	Meadow Valley Corporation

•	SPARTA, Inc. (Delaware)

•	Great Lakes Dredge & Dock Company

•	Insituform Technologies Inc.

•	Michael Baker Corporation

The Committee determined that although these companies are in different areas of the construction and engineering industry, they present an appropriate range in size and types of construction-related businesses to which to compare the Company.

After distributing its report to members of the Committee, two representatives of Hay Group reviewed its findings in detail at a meeting of the Committee held at the end of July 2007.   Hay Group performed no other services for the Committee.  Because of the work it did for the Committee, the Corporate Governance & Nominating Committee retained Hay Group to do a similar analysis and report on non-employee director compensation.

The following is a summary of the Hay Group's Executive Compensation Report:

•
Except for net income, the Company is at or about the median of the peer group in sales, assets, market capitalization and number of employees.  In total shareholder return, growth in income before interest and taxes, and return on investment, the Company is ahead of the peer group.

•	The Company's 2006 net income was above the peer group and its stockholders' equity was 135% of the peer-group median.

•
Using the peer group, the base salaries of Messrs. Manning and Harper under the prior agreements were 64% and 81%, of the median, respectively; the sum of their base salaries and annual incentive awards were 130% and 150% of the median, respectively; and their total direct compensation (which includes equity compensation) was 86% and 93% of the median, respectively.

•
Using Hay Group's so called national general industry database updated to July 2007, the prior agreements' base salaries of Messrs. Manning and Harper were below the median, 91% and 81% respectively, but their total cash compensation was above the median, 144% and 132%, respectively.

These numbers demonstrated to the Committee that it is the financial success of the Company that causes the total compensation of Messrs. Manning and Harper to be above the median.

Compensation Levels.  It was the consensus of the Committee that both the salary and cash incentive bonus levels of Messrs. Manning and Harper should be significantly above the peer-group median to reflect the following:

•	The Company's excellent, above-median performance in net income and stockholders' equity;

•	The growth of the Company since 2004 and the resulting increase in the complexity of the business; and

•	The elimination of equity as an element of compensation.

To account for the elimination of long-standing perquisites, the Committee added $25,000 to the proposed base salaries of both executives.  In addition, the Committee took into account the fact that under the accounting rules of FAS 123R, the elimination of equity compensation causes the proposed $3.41 million of total compensation for the seven-person management group consisting of Messrs. Manning, Harper and the five TSC senior managers, to be below the total of prior years.

Because of management's expressed desire for a team concept of compensation, the Committee agreed with Messrs. Manning's and Harper's proposal that their salaries and cash incentive bonuses be the same, reflecting their belief that each has different but equal levels of responsibility and expertise.

The Committee determined that performance-based compensation should be approximately equal to base salary after disregarding the $25,000 that represents the elimination of perquisites.  In the case of Mr. Allen, his performance-based compensation when combined with his equity compensation is approximately 60% of his base salary.

As noted above, Mr. Allen's compensation was not a subject of Hay Group's report because he joined the Company just before the report was presented.  The Committee established his salary based on a number of factors, including Mr. Allen's thirty years of experience in Houston with a major public accounting firm, including nineteen years of concentration in the construction industry; his financial and business experience; the compensation package requested by Mr. Allen; and Committee members' own judgment of what are reasonable levels of compensation.  The Committee granted him the stock option described above so that like other members of senior management, he would have a long-term equity interest in the Company.  The Committee determined that Mr. Allen would be compensated under the same form of employment agreement as the one eventually agreed upon with Messrs. Manning and Harper.

Cash Incentive Bonus Performance Goals.  The Committee's first inclination was to have cash incentive bonuses tied solely to a financial measurement found in the Company's annual financial statements.  Mr. Harper advised the Committee that EBITDA was used in the past as a measure of financial performance because it was the number on which management believes that its performance has the most direct effect.  Mr. Harper also noted that the threshold for bonus achievement was 75% instead of 100% of budgeted EBITDA because base salaries were set at a relatively low level, a fact supported by the Hay Group report.  The relatively easily achieved cash incentive bonus together with base salary was intended to yield fair base compensation, but was also intended to conserve cash by keeping salaries low in years in which the Company had especially poor financial performance and did not even achieve 75% of budgeted EBITDA.

The Committee agreed to maintain this concept, but determined that it would be better structured by revising the base salary arrangements.  The Committee divided base salary into two parts; the larger part to be paid in periodic installments through the payroll system, or base payroll salary, and the balance to be deferred (base deferred salary) to be paid in a lump sum after year end only if 75% of budgeted EBITDA is achieved.  EBITDA is defined in the new agreements in the same way as in the prior agreements, described above.

In keeping with its principle of basing 60% of the cash incentive bonus on the achievement of a financial measurement that can be determined by direct reference to the Company's financial statements, the Committee decided to use budgeted earnings-per-share in the belief that it is a measure that most directly affects a stockholder's investment in the Company.

2007 Transition Terms.  The new agreements provide that the cash incentive bonuses for 2007 under the prior agreements and the base deferred salaries under the new agreements are to be prorated based on the number of days during 2007 that each agreement was in effect.  In 2007, the Company achieved the 75% of budgeted EBITDA goal, so that each of Messrs. Manning and Harper earned a portion of the cash incentive bonus provided for in the prior agreements and a portion of the base deferred salary provided for under the new agreements.  No such transition terms are applicable to Mr. Hemsley's bonus. Mr. Allen's base deferred salary is prorated based on the number of days during 2007 that he was an employee.

The new agreements also provide that cash incentive bonuses for 2007 will be based solely on the terms of the new agreements.  Although the new employment agreements became effective as of July 19, 2007, they were not completed and signed until early January 2008.  As a result, no 2007 personal goals and objectives were established for Messrs. Manning, Harper or Allen.  In light of this, the Committee agreed that the award of any or all of the portion of the cash incentive bonus (40%) that would have been based on the achievement of 2007 personal goals and objectives would be solely in the discretion of the Committee.

Termination Events.  The obligations of the Company under the new employment agreements in the event of the termination of the employment of the named executive officers or a change in control of the Company are described in detail in the section entitled Potential Payments Upon Termination and Change-in-Control, below.

The Committee's principle in setting termination provisions was based on the belief that absent a termination for cause, an employee should at least receive the base deferred salary and cash incentive bonus that he would have earned had his employment not terminated, prorated for the portion of the year that he was an employee.  The Committee made an exception to this in the event the executive voluntarily resigns, in which case the Committee determined that payment of any cash incentive bonus is not warranted because incentive bonuses in part are designed to encourage the employee to remain in the Company's employ.

In the event that termination is by the Company without cause or because of an uncured breach by the Company of the employment agreement, the executive should also receive the benefit of his base salary for the balance of the term of the agreement, but at least for twelve months.

The Committee did not believe that any special payments should be made to executives in the event of a change in control of the Company because the protections afforded by their employment agreements against termination without cause are unaffected by a change in control.  The executives' stock options by their terms vest in full in the event of a change in control.  The acceleration of vesting is based on the assumption that a change in control often results in a change in senior management.  Absent accelerated vesting, a termination without cause after a change in control could unfairly reduce or eliminate the benefit of a stock option depending on when the change occurs.  If the executive is terminated for cause, all of the executives' stock options immediately terminate.

2007 Cash Bonus and Incentive Awards.  In 2007, the Company achieved both its budgeted EBITDA and its earnings-per-share goals.  As a result, each of Messrs. Manning and Harper became entitled to the prorated portion of his bonus under the prior agreements and his base deferred salary under the new agreements as well as 60% of the cash incentive bonus under the new agreements.  In the exercise of its discretion, the Committee in February, 2007 awarded each of Messrs. Manning and Harper the entire 40% balance of their cash incentive bonuses.  Although Mr. Allen's employment agreement provides that for 2007 his maximum base deferred salary and cash incentive bonus are to be prorated based on the 46% of the year in which he was an employee, the Committee nevertheless awarded Mr. Allen two-thirds of his annual base deferred salary and maximum cash incentive bonus.

In exercising its discretion, the Committee took into account the following 2007 accomplishments by the Company, in each of which Messrs. Manning, Harper and Allen played a significant role:

•	In spite of adverse weather conditions in 2007, the achievement of budgeted EBITDA and earnings per share goals.

•	The completion of a major acquisition (RHB);

•	The completion of a refinancing of the Company's revolving line of credit; and

•	The completion of a public offering of 1.8 million shares of the Company's common stock.

The Committee awarded Mr. Barzun a discretionary cash incentive bonus of $75,000 based on the significant role he also played in the acquisition, the refinancing and the public offering, all of those transactions being outside his normal duties as General Counsel, and increased his annual salary to $75,000.

Because the Company in 2007 achieved 75% of EBITDA, the Committee awarded Mr. Hemsley a cash incentive bonus of $50,000 as provided in his employment agreement.

All cash incentive bonuses, including base deferred salary payments for 2007, are more fully described in the following sections:

•	Employment Agreements of Named Executive Officers

•	Summary Compensation Table for 2007

•	Grants of Plan-Based Awards for 2007

Employment Agreements of Named Executive Officers

During 2007, Messrs. Manning, Harper and Hemsley were compensated under similar employment agreements that expired on July 18, 2007 (the prior agreements) except that in the case of Mr. Hemsley, the Compensation Committee, or the Committee, extended the expiration date of his agreement through October 31, 2007, when he ceased to be an employee of the Company.  Mr. Allen became an employee of the Company on July 16, 2007 and was elected Senior Vice President & Chief Financial Officer effective August 10, 2007.

Effective July 2007, Messrs. Manning, Harper and Allen entered into new employment agreements with the Company (the new employment agreements).  In the case of Messrs. Manning and Harper, the new agreements became effective with the expiration of their prior agreements.

The Prior Agreements.  The following table describes the material financial features of each of the prior employment agreements.

	Mr. Manning	Mr. Harper	Mr. Hemsley
Base Salary	$240,000	$215,000	$135,000
Threshold Cash Incentive Bonus(1)	$125,000	$125,000	$50,000
Maximum Additional Cash Incentive Bonus(1)	$240,000	$215,000	$75,000
Annual Option Grant (Shares) (2)	10,000	10,000	2,800
Vacation Time	(3)	(3)	Not specified
Benefits Paid by the Company(4)
Car Allowance	$700/month	$700/month	No
Country Club Dues	Yes	Yes	No
Payment of Commuting Expenses	Yes	Yes	No
Company-Paid Long-Term Disability Insurance	No	No	$7,500/month benefit
Company-Paid Term Life Insurance	No	No	$100,000 death benefit

(1)
This cash incentive bonus was based on the financial performance of TSC for Messrs. Manning and Harper, and of the Company for Mr. Hemsley.  The calculation of the cash incentive bonus and the additional cash incentive bonus is described below in this Item 11 in footnote (1) to the table of Grants of Plan-Based Awards for 2007.

(2)	The terms of these stock options are described below in this Item 11 in footnote (2) to the table of Grants of Plan-Based Awards for 2007.

(3)
Mr. Manning was entitled to eight weeks of vacation per year and Mr. Harper was entitled to 18 weeks of vacation each year.  Mr. Harper could take additional vacation by forfeiting salary at the rate of $4,000 per week and he could forfeit his vacation time and be paid for it at the rate of $4,000 per week.

(4)	For the Company's cost of these benefits in 2007, see footnote (3) of the Summary Compensation Table for 2007, below.

The New Agreements.  The new employment agreements of Messrs. Manning, Harper and Allen became effective in July 2007 and expire on December 31, 2010.  The following table describes the material financial features of each of the new employment agreements.

	Mr. Manning	Mr. Harper	Mr. Allen
Base Salary	$365,000	$365,000	$250,000
Base Deferred Salary	$162,500	$162,500	$75,000
Maximum Incentive Bonus	$162,500	$162,500	$75,000
Equity Compensation	None	None	13,707-share stock option award (1)
Vacation	Discretionary (2)	Discretionary (2)	5 weeks
Benefits Paid by the Company	None	None	None(3)

(1)	The terms of this August 7, 2007 stock option are described below in the section entitled Grants of Plan-Based Awards for 2007.

(2)	The executive is entitled to take so many days vacation per year as he believes is appropriate in light of the needs of the business.

(3)
When he joined the Company, the Company, at Mr. Allen's request, agreed that he would continue his then current health plan rather than participate in the Company's health plan and would be reimbursed for up to $1,000 of the monthly premiums.  This arrangement is less expensive for the Company than if Mr. Allen had joined the Company's health plan.

Mr. Barzun's Employment Agreement.  Mr. Barzun's employment agreement became effective in March 2006 and continues until terminated by the Company or by Mr. Barzun.  His base salary in 2007 under the terms of the employment agreement was $62,500, subject to merit increases, and an annual cash incentive bonus in the discretion of the Committee.  Because he is a part-time employee, there is no provision in his agreement for paid vacation time.

All of the foregoing agreements provide for the election of the executive to his current positions with the Company.  The new employment agreements of Messrs. Manning, Harper and Allen provide that they may not compete with the Company after termination of employment for a period of twelve months or for the period, if any, during which the Company is obligated to continue to pay him his base payroll salary, whichever period is longer

Potential Payments upon Termination or Change-in-Control

The following table describes the payment and other obligations of the Company and the named executive officers under the new agreements in the event of a termination of employment or a change in control of the Company.  The table also shows the estimated cost to the Company had the executive's employment been terminated on December 31, 2007.

Patrick T. Manning, Joseph P. Harper, Sr.& James H. Allen, Jr.

Event		Payment and/or Other Obligations *
1.	Termination by the Company without cause(1)	The Company must —
• Continue to pay the executive his base salary for the balance of the term of his employment agreement or for one year, whichever period is longer;
•
Continue to cover him under its medical and dental plans provided the executive reimburses the Company the COBRA cost thereof, in which event the Company must reimburse the amount of the COBRA payments to the executive; and

•
Pay him a portion of any base deferred salary and cash incentive bonus that he would have earned had he remained an employee of the Company through the end of the calendar year in which his employment is terminated, based on the number of days during the year that he was an employee of the Company.

Estimated December 31, 2007 termination payments:
	Messrs. Manning & Harper (each)	$1,095,000 in monthly installments plus COBRA payment reimbursement, which currently would be approximately $48,400 for Mr. Manning and $29,200 for Mr. Harper for the three year period.
	Mr. Allen	$786,000 in monthly installments
2.	Termination by reason of the executive's death
The Company is obligated to pay the executive a portion of any base deferred salary and of any cash incentive bonus that he would have earned had he remained an employee of the Company through the end of the calendar year in which his employment terminated, based on the number of days during the year that he was an employee of the Company.

Estimated termination payments:		None
3.	Termination by the Company for cause(1)
The Company is required to pay the executive any accrued but unpaid base payroll salary through the date of termination and any other legally-required payments through that date.
All of the executive's stock options terminate.

	Estimated termination payments:	None
4.	Involuntary resignation of the executive (2)	An involuntary resignation, also known as a constructive termination, is treated under the agreement as a termination by the Company without cause.
	Estimated termination payments:	See Event 1, above.
5.	Voluntary resignation by the executive
The Company is obligated to pay the executive a portion of any base deferred salary that he would have earned had he remained an employee of the Company through the end of the calendar year in which he resigned, based on the number of days during the year that he was an employee of the Company.

	Estimated December 31, 2007 termination payments:	None
6.	A change in control of the Company.
All the executives' unexercisable in-the-money stock options become exercisable in full and at December 31, 2007,  had the following value based upon their market value at that date less their exercise price:

		Mr. Manning	$43,883
		Mr. Harper	$4,536
		Mr. Allen	$38,791
		Mr. Barzun	$3,024

*	The base payroll salaries, base deferred salaries and cash incentive bonus eligibility of the executives are set forth above under the heading Employment Agreements of Named Executive Officers.

(1)
The term cause is defined in the employment agreements and means what is commonly referred to as cause in employment matters, such as gross negligence, dishonesty, insubordination, inadequate performance of responsibilities after notice and the like.  A termination without cause is a termination for any reason other than for cause, death or voluntary resignation.

(2)
The executive is entitled to resign in the event that the Company commits a material breach of a material provision of his employment agreement and fails to cure the breach within thirty days, or, if the nature of the breach is one that cannot practicably be cured in thirty days, if the Company fails to diligently and in good faith commence a cure of the breach within the thirty-day period.

Roger M. Barzun.  In the event that Mr. Barzun's employment is terminated for cause, the Company is only obligated to pay him his salary through the date of termination and his outstanding options terminate on that date.  In the event that his employment is terminated without cause, or by reason of his death or permanent disability, the Company is obligated to pay him his salary then in effect for a period of six months, which at December 31, 2007 would be $31,250, and to pay him within thirty days of his termination a portion of any cash incentive bonus to which he would otherwise have been entitled had his employment not been terminated, based on the number of days during the year that he was an employee of the Company.  For purposes of determining the amount of the cash incentive bonus to which he would have been entitled, the Company is required to make such reasonable assumptions as it determines in good faith.  In the event of a change in control of the Company, all of Mr. Barzun’s options become exercisable in full.

Maarten D. Hemsley.  As noted elsewhere in this Item 11, Mr. Hemsley's employment terminated on October 31, 2007 by reason of his voluntary resignation with the result that no termination payments were made to him.

Summary Compensation Table for 2007

The following table sets forth for calendar years 2006 and 2007 all compensation awarded to, earned by, or paid to, Patrick T. Manning, the Company's principal executive officer; James H. Allen, Jr., its principal financial officer, who joined the Company on July 16, 2007; and Maarten D. Hemsley, its former principal financial officer.

The table also shows the same compensation information of Joseph P. Harper, Sr., the Company's President, Treasurer & Chief Operating Officer, and Roger M. Barzun, its Senior Vice President, Secretary & General Counsel, who are the only other executive officers whose compensation for 2007 exceeded $100,000.

The Company does not pay Messrs. Manning or Harper additional compensation for service on the Board of Directors.  The Company pays compensation to these executive officers according to the terms of their employment agreements.  The amounts include any compensation that was deferred by the executive through contributions to his defined contribution plan account under Section 401(k) of the Internal Revenue Code.  All amounts are rounded to the nearest dollar.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)(3)	Total ($)
Patrick T. Manning	2006	240,000	82,883	341,000	38,950	702,833
Chairman of the Board & Chief Executive Officer (principal executive officer)	2007	296,500	—	325,000	31,258	652,758
Joseph P. Harper, Sr.	2006	235,800*	82,883	318,500	21,150	658,333
President, Treasurer & Chief Operating Officer	2007	282,500	—	325,000	14,396	621,896
James H. Allen, Jr.	2007	115,500	14,553	100,000	865	230,918
Senior Vice President & Chief Financial Officer
Maarten D. Hemsley	2006	129,808	22,862	117,500	12,350	282,520
Chief Financial Officer (former principal financial officer)	2007	106,500	27,640	50,000	6,823	190,963
Roger M. Barzun Senior Vice President & General Counsel, Secretary	2007	62,500	—	75,000		137,500

*	This includes $20,800 paid to Mr. Harper for foregoing approximately five weeks of the vacation he was entitled to under his prior employment agreement, which expired in July 2007.

(1)
The value of these stock option awards is the total dollar cost of the award recognized by the Company in the year of grant for financial reporting purposes in accordance with FAS 123R.  No amounts earned by the executive officers have been capitalized on the balance sheet for 2007.  The cost does not reflect any estimates made for financial statement reporting purposes of forfeitures by the executive officers related to service-based vesting conditions.

The valuation of these options was made on the equity valuation assumptions described in Note 8 of Notes to Consolidated Financial Statements.  None of the awards has been forfeited.  The following section, entitled Grants of Plan-Based Awards for 2007, contains a description of the basis on which these stock options were awarded and their full grant date fair market value.

(2)
Cash incentive bonuses were calculated and approved by the Committee in March 2007 and February and March 2008.  The bonuses for 2006 were determined in part by the application of a formula found in the prior employment agreement of each executive officer and in part by the Committee exercising its discretion as to the amount of additional cash incentive bonus within the range provided for in his employment agreements.  Footnotes (1) and (2) to the table in the following section, entitled Grants of Plan-Based Awards for 2007, contain a description of the formula and its application.

(3)	The following table shows a breakdown of the amounts shown above in the All Other Compensation column. The dollar amounts are the costs of the items to the Company.

Type of Other Compensation	Year	Mr. Manning	Mr. Harper	Mr. Hemsley	Mr. Allen
Car allowance	2006	$8,400	$8,400	—	—
	2007	$5,000	$5,000	—	—
Expenses of commuting to work	2006	$2,500	$1,800	—	—
	2007	$2,400	$1,750	—	—
Country club dues	2006	$25,000	$4,500	—	—
	2007	$15,000	$3,420	—	—
Company contribution to 401(k) Plan account	2006	$3,050	$6,450	$7,500	—
	2007	$8,858	$4,226	$6,407	$865
Long-term disability insurance premium	2006	—	—	$4,502	—
	2007	—	—	$152	—
Term life insurance premium	2006	—	—	$348	—
	2007	—	—	$264	—

Grants of Plan-Based Awards for 2007

The following table shows each grant of an award for 2007 to a named executive officer under a Company plan.  The Company did not award any SAR's, stock, restricted stock, restricted stock units, or similar instruments to any of the named executive officers in 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1) ($)			All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards (3) ($/share)	Grant Date Fair Value of Option Awards(4) ($)
		Threshold	Target	Maximum
Patrick T. Manning	7/19/2007	142,156	239,656	304,656	-0-	N/A	N/A
Joseph P. Harper, Sr.	7/19/2007	142,156	239,656	304,656	-0-	N/A	N/A
James H. Allen, Jr.	8/7/2007	50,000	50,000	100,000	13,707	18.99	$172,692
Maarten D. Hemsley	7/18/2007	50,000	75,000	125,000	2,800	21.60	$27,640
Roger M. Barzun		75,000	75,000	75,000	-0-	N/A	N/A

(1)	Non-Equity Incentive Plan Awards.

Messrs. Manning and Harper.  Under their prior employment agreements, which expired in July 2007, each of Messrs. Manning and Harper is entitled to an annual bonus of $125,000 for any year in which TSC achieves 75% or more of its budgeted EBITDA, which is a term defined in their agreements.  Under their new employment agreements, which took effect upon the expiration of their prior employment agreements, each of them is entitled to what is referred to as a base deferred salary of $162,500 for any year in which the Company, on a consolidated basis, achieves 75% or more of its budgeted EBITDA.  In 2007, both TSC and the Company reached the 75% EBITDA goal.

The transition terms of the new employment agreements provide for the pro-ration of the prior agreement's bonus and the new agreement's base deferred salary based on the number of days during 2007 that each agreement was in effect.  As a result of the pro-ration, the Company paid each executive 54.25% of his bonus under the prior agreement and 45.75% of the base deferred salary under his new agreement.  The sum of these two amounts is the Threshold amount in the table above.

Under the new agreements, the Company agrees to pay each of Messrs. Manning and Harper a cash incentive bonus of up to $162,500.  Sixty percent of the cash incentive bonus is payable for a year in which the Company reaches its budgeted earnings-per-share goal, which it did in 2007.  The sum of the Threshold amount and the 60% portion of the cash incentive bonus is the Target amount in the table above.

Under the same transition terms of the new agreements, the Compensation Committee may pay the 40% balance of the cash incentive bonus for 2007 is in its sole discretion, which it did.  The sum of the Target amount and the 40% portion of the cash incentive bonus is the Maximum amount in the table above.

In subsequent years, the 40% portion of the cash incentive bonus will be payable based on the extent to which the executive achieves his personal goals for the year.

Mr. Allen.  Mr. Allen's employment agreement has the same goal for earning a base deferred salary ($75,000) and a cash incentive bonus ($75,000) as do the new employment agreements of Messrs. Manning and Harper, except that since Mr. Allen was an employee for slightly less than half of 2007, his employment agreement provides for the pro-ration of his base deferred salary and cash incentive bonus based on the 169 days or 46% of 2007 that he was an employee.

As described above in the Compensation Discussion & Analysis, the Compensation Committee decided to award Mr. Allen two-thirds of his base deferred salary and two-thirds of both the 60% earnings-per-share portion and the 40% discretionary portion of his cash incentive bonus.  Accordingly, in the table above, the Threshold amount is two-thirds of Mr. Allen's base deferred salary, the Target amount is the sum of the Threshold amount and two-thirds of the 60% portion of his cash incentive bonus, and the Maximum amount is the sum of the Target amount and two-thirds of the 40% portion of his cash incentive bonus.

 Mr. Hemsley.  Under his employment agreement, which expired by extension on October 31, 2007, Mr. Hemsley is entitled to a cash incentive bonus of $50,000 for any year during the term of his agreement in which the Company on a consolidated basis achieves 75% or more of its budgeted EBITDA.  He is also eligible for an additional cash incentive bonus not to exceed $75,000 in the discretion of the Compensation Committee.  In exercising their discretion, members of the Committee are to consider the Company's consolidated financial results for the year in question, the number of non-routine business transactions to which Mr. Hemsley devoted substantial time during the year and such other matters as they considered relevant.  Accordingly, the Maximum amount is the sum of the Threshold and the Target amounts.

Mr. Barzun.  Mr. Barzun's cash incentive bonus for a given year is entirely in the discretion of the Committee and is based on the Company's consolidated financial results for the year, the number of non-routine legal transactions to which he devoted substantial time during the year, and such other matters as the Committee deems relevant.  Accordingly, for Mr. Barzun, his Threshold, Target and Maximum in the table above is the bonus amount awarded to him for 2007.

(2)
Stock Option Awards.  The stock option awards in this column were all granted under the Company's 2001 Stock Incentive Plan.  In addition to the vesting dates of these options, described below, they vest in full if there is a change in control of the Company.

The July 18, 2007 Stock Option Award.

•	This stock option was granted to Mr. Hemsley pursuant to the terms of his employment agreement.

•	The option has a five-year term and vests, or becomes exercisable, in full on the date of grant.

•	The exercise or purchase price of the shares subject to this option is the closing price of the common stock on the NASDAQ Global Select Market on the date of grant.

•
Had Mr. Hemsley's employment been terminated by the Company for cause, which is defined in the stock option agreement, or for good cause, which is defined in his employment agreement, all of his options would have immediately terminated.

•
Because his employment terminated upon the expiration of his employment agreement, he may exercise this stock option from the date it became exercisable through its expiration date.  Mr. Hemsley's employment agreement is described above in the section entitled Employment Agreements of Named Executive Officers.

The August 7, 2007 Stock Option Award.

•	This stock option was awarded by the Committee in the exercise of its discretion in connection with Mr. Allen's election as Senior Vice President & Chief Financial Officer of the Company.

•	The option has a ten-year term and vests, or becomes exercisable, in three substantially equal installments on each of the first three anniversaries of the date of the grant.

•
The exercise price, or purchase price, of the shares subject to this stock option is the closing price of the Company's common stock on August 7, 2007, which was the date of the meeting of the Committee at which the stock option was approved.

•
If Mr. Allen's employment terminates by reason of his permanent disability or death, or if he dies within three months after he ceases to be an employee, then he, his legal representative, his estate, or his beneficiaries (depending on the circumstances of the termination) may exercise the option for a period of one year or until the option's expiration date, whichever comes first, but only for the number of shares that had become exercisable on the date his employment terminated.

•	If Mr. Allen's employment is terminated for cause, which is defined in the option agreement, the option immediately terminates.

•
If Mr. Allen's employment terminates for any other reason, he may exercise the option for a period of ninety days after his employment terminates or until the expiration date of the option, whichever comes first, but only for the number of shares that had become exercisable on the date his employment terminated.

(3)
Establishing the Option Exercise Price.  It is the Company's policy to use the closing price of the common stock on the date of the meeting at which a stock option award is approved as the option's per-share exercise price.  In the case of a stock option awarded on a date specified in an employment agreement, the exercise price is the closing price of the common stock on that date.

(4)
The grant date fair value is the value computed for financial reporting purposes in accordance with FAS 123R.  The valuation was made on the equity valuation assumptions described in Note 8 of Notes to Consolidated Financial Statements.

Option Exercises and Stock Vested for 2007

The following table contains information on an aggregated basis about each exercise of a stock option during 2007 by each of the named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise(1) ($)
Patrick T. Manning	—	—
Joseph P. Harper, Sr.	—	—
James H. Allen, Jr.	—	—

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise(1) ($)
Maarten D. Hemsley	128,424	$2,714,821
Roger M. Barzun	9,990	$207,503

(1)
SEC regulations define the "Value Realized Upon Exercise" as the difference between the market price of the shares on the date of the purchase, and the option exercise price of the shares, whether or not the shares are sold, or if they are sold, whether or not the sale occurred on the date of the exercise.

Outstanding Equity Awards at December 31, 2007

The following table shows certain information concerning unexercised stock options and stock options that have not vested outstanding on December 31, 2007 for each named executive officer.  No other equity awards have been made to the named executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price/Share ($)	Option Grant Date	Option Expiration Date	Vesting Date Footnotes
Patrick T. Manning	200	800	$25.21	8/08/2006	9/08/2011	(1)
	10,000	—	$24.96	7/18/2006	7/18/2011	(2)
	600	900	$16.78	8/12/2005	9/12/2010	(1)
	10,000	—	$9.69	7/18/2005	7/18/2010	(2)
	2,100	1,400	$3.10	8/12/2004	8/12/2014	(1)
	10,000	—	$3.10	8/12/2004	8/12/2009	(2)
	2,800	700	$3.05	8/20/2003	8/20/2013	(1)
	3,500	—	$1.725	7/24/2002	7/24/2012	(1)
	3,700	—	$1.50	7/23/2001	7/23/2011	(1)
Joseph P. Harper, Sr.	200	800	$25.21	8/08/2006	9/08/2011	(1)
	10,000	—	$24.96	7/18/2006	7/18/2011	(2)
	600	900	$16.78	8/12/2005	9/12/2010	(1)
	10,000	—	$9.69	7/18/2005	7/18/2010	(2)
	3,500	—	$3.10	8/12/2004	8/12/2014	(3)
	10,000	—	$3.10	8/12/2004	8/12/2009	(2)
	3,500	—	$3.05	8/20/2003	8/20/2013	(3)
	3,500	—	$1.725	7/24/2002	7/24/2012	(3)
	3,700	—	$1.50	7/23/2001	7/23/2011	(1)
James H. Allen, Jr.	—	13,707	$18.99	8/7/2007	8/7/2012	(3)
Maarten D. Hemsley	2,800	—	$21.60	7/18/2007	7/18/2012	(4)
	2,800	—	$24.96	7/18/2006	7/18/2011	(2)
	2,800	—	$9.69	7/18/2005	7/18/2010	(2)
	5,000	—	$3.10	8/12/2004	1/29/2008	(5)
	75,000	—	$0.875	1/13/1998	10/27/2013	(6)
Roger M. Barzun	120	480	$25.21	8/8/2006	9/8/2011	(1)
	400	600	$16.78	8/12/2005	9/12/2010	(1)
	2,000	—	$3.10	8/12/2004	8/12/2014	(4)
	1,190	—	$0.875	2/4/1998	2/4/2008	(4)

Vesting of Stock Options.  If there is a change-in-control of the Company, all the stock options then held by a named executive officer become exercisable in full.  Absent a change in control of the Company, the options listed above vest as described in the following footnotes:

(1)	This option vests in equal installments on the first five anniversaries of its grant date.
(2)	This option vested in a single installment on July 18, 2007.
(3)	This option vests in equal installments on the first three anniversaries of its grant date.
(4)	This option vested in a single installment on its grant date.
(5)	This option vests in equal installments on the grant date and the first three anniversaries of its grant date.
(6)	This option vested in a single installment on December 18, 1998.

Director Compensation for 2007

The Company does not pay additional compensation for serving on the Board of Directors to directors who are employees of the Company, namely Messrs. Manning, Harper and through October 2007, Mr. Hemsley.  The following table contains information concerning the compensation paid for 2007 to non-employee directors.  All dollar numbers are rounded to the nearest dollar.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(3) ($)	Total(2) ($)
John D. Abernathy (Lead director)	$33,300	$35,000	$68,300
Chairman of the Audit Committee
Member of the Compensation Committee

Robert W. Frickel	$21,700	$35,000	$56,700
Chairman of the Compensation Committee
Member of the Corporate Governance & Nominating Committee

Donald P. Fusilli, Jr.	$17,350	$35,000	$52,350
Member of the Audit Committee
Member of the Compensation Committee

Maarten D. Hemsley (for November and December 2007)	$5,550	—	$5,550

Christopher H. B. Mills	$12,600	$35,000	$47,600

Milton L. Scott	$23,400	$35,000	$58,400
Member of the Audit Committee
Member of the Corporate Governance & Nominating Committee

David R. A. Steadman	$24,600	$35,000	$59,600
Chairman of the Corporate Governance & Nominating Committee
Member of the Audit Committee

(1)
The aggregate value of these restricted stock awards was $210,000, including $140,000 recognized in 2007 for financial reporting purposes in accordance with FAS 123R.  No amounts earned by a director have been capitalized on the balance sheet for 2007.  The cost does not reflect any estimates made for financial statement reporting purposes of future forfeitures related to service-based vesting conditions.  The valuation of the awards was made on the equity valuation assumptions described in Note 8 of Notes to Consolidated Financial Statements.  None of the awards has been forfeited to date.

(2)
 During 2007, none of the non-employee directors received any other compensation for any service provided to the Company.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and Board committees.  Directors living outside of North America, currently only Mr. Mills, have the option of attending regularly-scheduled in-person meetings by telephone, and if they choose to do so, they are paid an attendance fee as if they had attended in person.

(3)
The following table shows for each non-employee director the grant date fair value of each stock award that has been expensed, the aggregate number of shares of stock awarded, and the number of shares underlying stock options that were outstanding on December 31, 2007.

Name	Grant Date	Securities Underlying Option Awards Outstanding at December 31, 2007 (#)	Aggregate Stock Awards Outstanding at December 31, 2007 (#)	Grant Date Fair Value of Stock and Option Awards ($)
John D. Abernathy	5/1/1998	3,000		†
	5/1/1999	3,000		†
	5/1/2000	3,000		†
	5/1/2001	1,166		†
	7/23/2001	12,000		57,600
	5/19/2005	5,000		27,950
	5/7/2007		1,598	35,000
Total		27,166	1,598	N/A
Robert W. Frickel	7/23/2001	12,000		57,600
	5/19/2005	5,000		27,950
	5/7/2007		1,598	35,000
Total		17,000	1,598	120,550
Donald P. Fusilli, Jr.	5/7/2007	—	1,598	35,000
Maarten D. Hemsley	7/18/2007	2,800		27,640
	7/18/2006	2,800		45,917
	7/18/2005	2,800		17,534
	8/12/2004	5,000		12,762
	1/13/1998	75,000		†
Total		88,400		N/A
Christopher H. B. Mills	5/19/2005	5,000		27,950
	5/7/2007		1,598	35,000
Total		5,000	1,598	62,950
Milton L. Scott	5/7/2007		1,598	35,000
David R. A. Steadman	5/19/2005	5,000		27,950
	5/7/2007		1,598	35,000
Total		5,000	1,598	62,950

† These options were not expensed.

Standard Director Compensation Arrangements.  The following table shows the standard compensation arrangements for non-employee directors that were adopted by the Corporate Governance & Nominating Committee of the Board on May 10, 2006.

Annual Fees
Annual Fees	Each Non-Employee Director
$7,500
An award (on the date of each Annual Meeting of Stockholders) of restricted stock that has an accounting income charge under FAS 123R of $35,000 per grant.*
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

*
The shares awarded are restricted because they may not be sold, assigned, transferred, pledged or otherwise disposed of until the restrictions expire.  The restrictions for the award made on May 7, 2007 expire on the day before the 2008 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company.  The shares are forfeited if before the restrictions expire, the director ceases to be a director other than because of his death or disability.

Compensation Committee Interlocks and Insider Participation

During 2007, Robert W. Frickel (Chairman), John D. Abernathy, Donald P. Fusilli, Jr. (since May 2007) and Milton L. Scott (until May 2007) served on the Compensation Committee.  None of these Compensation Committee members is or has been an officer or employee of the Company.  Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm that performs certain accounting and tax services for the Company.  In 2007, the Company paid or accrued for payment to R.W. Frickel Company approximately $63,580 in fees.  The Company estimates that during 2008, the fees of R.W. Frickel Company will be approximately the same as in 2007.

None of the Company's executive officers served as a director or member of the compensation committee, or any other committee serving an equivalent function, of any other entity that has an executive officer who is serving or during 2007 served as a director or member of the Compensation Committee of the Company.

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

Submitted by the members of the Compensation Committee on March 17, 2008

Robert W. Frickel, Chairman
John D. Abernathy
Donald P. Fusilli, Jr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.  The following table contains information at December 31, 2007 about compensation plans (including individual compensation arrangements) under which the Company has authorized the issuance of equity securities.

Plan Category(1)	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	543,496	$5.30	83,736

(1)
There is no outstanding compensation plan (including individual compensation arrangements) under which the Company has authorized the issuance of equity securities that has not been approved by stockholders.

Security Ownership of Certain Beneficial Owners and Management.  The following table sets forth certain information at February 15, 2008 about the beneficial ownership of shares of the Company's common stock by each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of common stock; by each director; by each executive officer named above in Item 11. — Executive Compensation, under the heading Summary Compensation Table for 2007; and by all directors and executive officers as a group.  The Company has no other class of equity securities outstanding.

Based on information furnished by the beneficial owners, the Company believes that those owners have sole investment and voting power over the shares of common stock shown as beneficially owned by them, except as stated otherwise in the footnotes to the table.

Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 requires that the percentages listed in the following table assume for each person or group the acquisition of all shares that the person or group can acquire within sixty days of February 15, 2008, for instance by the exercise of a stock option, but not the acquisition of the shares that can be acquired in that period by any other person or group listed.

Except for Mr. Mills and the entities listed below, the address of each person is the address of the Company.

Name and Address of Beneficial Owner	Number of Outstanding Shares of Common Stock Owned		Shares Subject to Purchase*		Total Beneficial Ownership		Percent of Class
North Atlantic Smaller Companies Investment Trust plc (or NASCIT) ℅ North Atlantic Value LLP, Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	500,000	(1)	—		500,000		3.82%

North Atlantic Value LLP (or NAV) Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	500,000	(1)	—		500,000		3.82%

John D. Abernathy	29,801	(2)	27,166		56,967		†

Robert W. Frickel	64,805	(2)	17,000		81,805		†

Donald P. Fusilli, Jr.	1,598	(2)	—		1,598		†

Joseph P. Harper, Sr.	550,141	(3)	172,574		722,715		4.20%

Maarten D. Hemsley	246,924	(4)	88,400		335,324		2.08%

Patrick T. Manning	132,500	(5)	65,120		197,620		1.01%

Christopher H. B. Mills ℅ North Atlantic Value LLP, Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	514,805	(2)(6)	5,000		519,805		3.93%

Milton L. Scott	2,805	(2)	—		2,805		†

David R. A. Steadman	16,805	(2)	5,000		21,805		†

All directors and executive officers as a group (10 persons)	1,573,047	(7)	382,780	(7)	1,955827	(7)	14.57%

*	These are the shares that the entity or person can acquire within sixty days of February 15, 2008.

†	Less than one percent.

(1)
According to a Form 13G/A (Amendment No. 4) filed with the Securities and Exchange Commission on February 7, 2008, each of NASCIT, NAV and Mr. Mills have shared voting and investment power over these shares.

(2)
This number includes, or in the case of Mr. Fusilli, consists entirely of, 1,598 restricted shares awarded to non-employee directors described above in Item 11. — Executive Compensation in footnote (1) to the Director Compensation Table for 2007.  The restrictions expire on the day preceding the 2008 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company.  The shares are forfeited before the expiration of the restrictions if the director ceases to be a director other than because of his death or disability.

(3)	This number includes 8,000 shares held by Mr. Harper as custodian for his grandchildren.

(4)	This number includes 10,000 shares owned by the Maarten and Mavis Hemsley Family Foundation as to which Mr. Hemsley has shared voting and investment power with his wife and two daughters.

(5)	Of these shares 100,000 have been pledged to Mr. Manning's broker to secure a line of credit with the broker of up to $1.5 million.

(6)
This number consists of the 500,000 shares owned by NASCIT; 13,207 shares owned by Mr. Mills personally over which he claims sole voting and investment power; and the 1,598 restricted shares the Company awarded to each non-employee director described above in footnote (2).

(7)	See the footnotes above for a description of certain of the shares included in this total.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons.

Maarten D. Hemsley.  At December 31, 2007, NASCIT held 3.82% of the Company's outstanding common stock.  NASCIT is a part of JO Hambro Capital Management Group Limited, or JOHCMG, an investment company and fund manager located in the United Kingdom.  From January 2001 until May 2002, Mr. Hemsley was a consultant to JO Hambro Capital Management Limited, or JOHCM, which is part of JOHCMG, and since May 2002 has been an employee of JOHCM.  Mr. Hemsley has served since 2001 as Fund Manager of JOHCMG's Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II LLP investment fund.  Neither of those funds was or is an investor in the Company or any of the Company's affiliates.

Robert W. Frickel.  Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for the Company.  In 2007, the Company paid or accrued for payment to R.W. Frickel Company approximately $63,580 in fees.  The Company estimates that during 2008, the fees of R.W. Frickel Company will be approximately the same as in 2007.

Joseph P. Harper, Jr.  Joseph P. Harper, Jr. is Chief Financial Officer of the Company's wholly-owned subsidiary, Texas Sterling Construction Co., or TSC, and the son of Joseph P. Harper, Sr., who is President, Treasurer & Chief Operating Officer of the Company.  For 2007 Mr. Harper Jr. received salary and a cash bonus aggregating approximately $274,125.

The Paradigm Companies.  Since July 2005, Patrick T. Manning has been the husband of Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc.  The Paradigm companies have provided materials and services to the Company and to other contractors for many years.  In 2007, the Company paid a total of approximately $1.72 million to the Paradigm companies.  The Audit Committee reviews and approves these payments in the manner described below.

Richard H. Buenting.  Prior to the Company's acquisition of a majority interest in Road and Highway Builders, LLC, or RHB, Mr. Buenting, the Chief Executive Officer of RHB, made use of RHB equipment, materials and labor for the construction of a new home for himself and his family and then would reimbursed RHB.  This practice, which Mr. Buenting had fully disclosed to the Company prior to the purchase, inadvertently continued for a short period after the acquisition during which Mr. Buenting used a total of $18,730 of RHB's materials and labor.  The practice has ceased and Mr. Buenting has reimbursed RHB in full.

Policies and Procedures for the Review, Approval or Ratification of Transactions with Related Persons.

General.  The Board of Directors' policy on transactions between the Company and related parties is set forth in the written charter of the Audit Committee.  The policy requires that the Audit Committee must review in advance the terms of any transaction by the Company with a director; executive officer; nominee for election as director; stockholder; or any affiliate or any of their immediate family members that involves more than $50,000.  If the Audit Committee approves the transaction, it must do so in compliance with Delaware law and report it to the full Board of Directors.

Mr. Hemsley.  Mr. Hemsley's relationship with JOHCM has not been the subject of any approval process by the Board or the Audit Committee because, as noted above, neither of the funds he manages were or are an investor in the Company or any of its affiliates.

Mr. Frickel.  The Company's Audit Committee reviews and approves the retention of Mr. Frickel's firm and the payment of its fees.  A description of this written procedure is found in Item 14. — Principal Accounting Fees and Services, below, under the heading Audit and Non-Audit Service Approval Policy.

Joseph P. Harper, Jr.  The Compensation Committee reviews Mr. Harper, Jr.'s salary and bonus as well as the salary and bonus of other senior managers of TSC.  Neither Mr. Harper, Sr. nor Mr. Harper, Jr. is a member of the Compensation Committee, which is made up entirely of independent directors.

The Paradigm Companies.  TSC engages the Paradigm companies primarily for City of Houston projects to comply with requirements that a portion of project contracts be subcontracted to minority and/or women-owned businesses.  Both Paradigm companies are woman-owned businesses.  Paradigm Outdoor Supply arranges for the purchase of construction materials.  Paradigm delivers the materials directly to the project site and bills the Company for them.  Paradigm Outdoor Supply and similar companies charge a percentage commission ranging from 2% to 3% of the cost of the materials.  Paradigm Outsourcing provides flagmen and other temporary construction personnel to contractors and charges competitive rates for those services.

During 2007, the Company paid Paradigm Outdoor Supply a total of approximately $1.5 million for the materials it purchased for the Company.  During 2007 the Company paid Paradigm Outsourcing $221,000 for temporary personnel supplied to the Company.

The Audit Committee has determined that it is not practical for the Company to get more than oral bids from Paradigm Outdoor Supply and its main competitor or to get any competitive bids on the type of services performed by Paradigm Outsourcing.  As a result, the Audit Committee requires management on a quarterly basis to obtain rates from Paradigm Outdoor Supply and its main competitor and prepare a memorandum for the Audit Committee on the results of those calls.  On a quarterly basis, the Audit Committee approves the continuation of business with the Paradigm companies and reviews the payments the Company has made to the Paradigm companies in the prior quarter.

Director Independence.  The following table shows the Company's independent directors in 2007 and the committees of the Board of Directors on which they served.  Each of the directors listed has in the past and continues to satisfy Nasdaq's definition of an independent director.  Each member of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committees of the Board also satisfies Nasdaq's independence standards for service on those committees.  In addition, the members of the Audit Committee satisfy the independence requirements of the SEC's Regulation §240.10A-3.

Name	Committee Assignment
John D. Abernathy	Audit Committee (Chairman)
Compensation Committee
Robert W. Frickel	Compensation Committee (Chairman)
Corporate Governance & Nominating Committee
Milton L. Scott	Audit Committee
Corporate Governance & Nominating Committee
David R. A. Steadman	Corporate Governance & Nominating Committee (Chairman)
Audit Committee
Donald P. Fusilli, Jr.	Audit Committee
Compensation Committee
Christopher H. B. Mills	None

The relationship between Mr. Frickel's accounting firm and the Company is described above in this Item 12 under the heading Transactions with Related Persons.

In determining that Mr. Mills is independent under Nasdaq rules, the Board of Directors considered the fact that Mr. Mills is the Chief Executive Officer of NASCIT, which is a stockholder holding less than 10% of the Company's common stock and therefore under applicable rules and regulations is not an affiliate of the Company.  The Board also considered the payments of interest that the Company made on a promissory note it issued to NASCIT in 2001 in connection with the Company's acquisition of TSC and the fact that the note was paid in full on June 30, 2005.  The Board has concluded that under Nasdaq's standards for independence, neither of Mr. Frickel's nor Mr. Mills' relationship to the Company adversely affects his independence.  In reaching this conclusion, the Board also relied on the fact that both Messrs. Frickel and Mills were directors at the time that the Company applied for the listing of its common stock on Nasdaq and that they qualified as independent at that time.

In 2005, the Company retained Eugene Abernathy, brother of Audit Committee Chairman John Abernathy, to assist the Company on GAAP compliance issues.  Eugene Abernathy is a certified public accountant and a consultant who has in the past worked at the predecessor of PricewaterhouseCoopers, a public accounting firm, and was a member of the Construction Contractor Guide Committee that issued the Audit and Accounting Guide for Construction Contractors under the sponsorship of the American Institute of Certified Public Accountants.  In 2007 the Company paid fees of $10,625 to Eugene Abernathy.  In view of the small amount of the fees the Company has paid to Eugene Abernathy, the Board does not consider that this relationship has any effect on John Abernathy's independence.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees that the Company's independent registered public accounting firm, Grant Thornton LLP, billed to the Company for the years ended December 31, 2007 and 2006.

Fee Category	2007	Percentage Approved by the Audit Committee	2006	Percentage Approved by the Audit Committee
Audit Fees:	$602,900	100%	$529,300	100%
Audit-Related Fees:	$25,500	100%	$110,300	100%
Tax Fees:	$3,300	100%	—	NA
All Other Fees:	—	NA	—	NA

Audit Fees. In 2006 and 2007 audit fees include the fees for Grant Thornton's audit of the consolidated financial statements included in the Company's Annual Report on Form 10-K; reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q; the resolution of issues that arose during the audit process; and other audit services that are normally provided in connection with statutory and regulatory filings.  For 2006 and 2007, Grant Thornton's fees also included attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002 to enable Grant Thornton to issue an opinion on management's assessment of the effectiveness of internal controls over financial reporting.  For 2007, Grant Thornton's fees also included attestation work to enable Grant Thornton to issue a report on Internal Controls over Financial Reporting.

Audit-Related Fees.  In 2007 audit-related fees included fees in connection with the Company's October 2007 acquisition of RHB.

Tax Fees.  Our independent registered public accounting firm provides tax consulting services to the Company.

Audit and Non-Audit Service Approval Policy.  In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and related rules and regulations, the Audit Committee has adopted a policy that it believes will result in an effective and efficient procedure to approve the services of the Company's independent registered public accounting firm.

Audit Services.  The Audit Committee annually approves specified audit services engagement terms and fees and other specified audit fees.  All other audit services must be specifically pre-approved by the Audit Committee.  The Audit Committee monitors the audit services engagement and must approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, which historically have been provided by our independent registered public accounting firm, and are consistent with the SEC’s rules on auditor independence.  The Audit Committee annually approves specified audit-related services within established fee levels.  All other audit-related services must be pre-approved by the Audit Committee.

Tax Fees.  As the fees related to these services are de minimis in amount, they are approved by the Chairman of the Audit committee prior to being incurred.

All Other Services.  Other services, if any, are services provided by our independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories.  The Audit Committee must pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All requests for services that are to be provided by our independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding estimated fees, are submitted to both the Company's President and the Chairman of the Audit Committee.  The Chief Financial Officer authorizes services that have been approved by the Audit Committee within the pre-set limits.  If there is any question as to whether a proposed service fits within an approved service, the Chairman of the Audit Committee is consulted for a determination.  The Chief Financial Officer submits to the Audit Committee any requests for services that have not already been approved by the Audit Committee.  The request must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request is consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements

Reports of the Company's Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006
Consolidated Statements of Operations for the fiscal periods ended December 31, 2007, December 31, 2006 and December 31, 2005
Consolidated Statements of Stockholders' Equity for the fiscal periods ended December 31, 2007, December 31, 2006 and December 31, 2005
Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2007, December 31, 2006 and December 31, 2005
Notes to the Consolidated Financial Statements

Financial Statement Schedules: None

Exhibits

The following exhibits are filed with this Report:

Explanatory Note

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
1.1
Underwriting Agreement dated December 18, 2007 between Sterling Construction Company, Inc., and D. A. Davidson & Co. (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 20, 2007 (SEC File No. 1-31993)).

2.1
Purchase Agreement by and among Richard H. Buenting, Fisher Sand & Gravel Co., Thomas Fisher and Sterling Construction Company, Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit number 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

2.2
Escrow Agreement by and among Sterling Construction Company, Inc., Fisher Sand & Gravel Co., Richard H. Buenting and Comerica Bank as Escrow Agent, dated as of October 31, 2007 (incorporated by reference to Exhibit number 2.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

3.1
Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

3.2
Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

3.3*	Bylaws of Sterling Construction Company, Inc. as amended through November 7, 2007.
4.1
Certificate of Designations of Oakhurst Company, Inc.'s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.3
Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.'s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).
10.1#
Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.2#
Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.'s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

10.3#
Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

Number	Exhibit Title
10.4#
Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.5#
Form of Stock Incentive Agreements under Oakhurst Company, Inc.'s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#
Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.7#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#*	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc.
10.9
Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among  Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.'s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

10.10
Fourth Amended and Restated Revolving Credit Loan Agreement, dated as of May 10, 2006, by and between Comerica Bank, Sterling Construction Company, Inc., Sterling General, Inc., Sterling Houston Holdings, Inc. Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.1 (and referred to as "Amended Revolving Line of Credit Agreement with Comerica Bank") to Sterling Construction Company, Inc.'s  Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed on November 13, 2006 (SEC File No. 001-31993)).

10.11
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.12
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.13
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.14#
Employment Agreement between Richard H. Buenting and Road and Highway Builders, LLC, effective October 31, 2007 (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

Number	Exhibit Title
10.15#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.16#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.17#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.18#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

14
Code of Business Conduct and Ethics as amended on November 7, 2006 (incorporated by reference to Exhibit 14 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 13, 2006 (SEC File No. 1-31993)).

21	Subsidiaries of Sterling Construction Company, Inc.: Texas Sterling Construction Co. Oakhurst Management Corporation Road and Highway Builders, LLC Road and Highway Builders Inc.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

#  Management contract or compensatory plan or arrangement.

*  Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Dated: March 17, 2008	By:	/s/ Patrick T. Manning
Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Manning	Chairman of the Board of	March 17, 2008
Patrick T. Manning	Directors; Chief Executive Officer (principal executive officer)

/s/ Joseph P. Harper, Sr.	President, Treasurer & Chief	March 17, 2008
Joseph P. Harper, Sr.	Operating Officer; Director

/s/James H. Allen, Jr.	Senior Vice President & Chief	March 17, 2008
James H. Allen, Jr.	Financial Officer (principal financial officer and principal accounting officer)

/s/ John D. Abernathy	Director	March 17, 2008
John D. Abernathy

/s/ Robert W. Frickel	Director	March 17, 2008
Robert W. Frickel

/s/ Donald P. Fusilli, Jr.	Director	March 17, 2008
Donald P. Fusilli, Jr.

/s/Maarten D. Hemsley	Director	March 17, 2008
Maarten D. Hemsley

/s/ Christopher H. B. Mills	Director	March 17, 2008
Christopher H. B. Mills

/s/ Milton L. Scott	Director	March 17, 2008
Milton L. Scott

/s/ David R. A. Steadman	Director	March 17, 2008
David R. A. Steadman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sterling Construction Company, Inc.

We have audited Sterling Construction Company, Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under item9A. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Road and Highway Builders, LLC or Road and Highway Builders, Inc., which are included in the 2007 consolidated financial statements of Sterling Construction Company, Inc. and subsidiaries and constituted 5.6% and 6.9% of total assets and liabilities, respectively, as of December 31, 2007 and 2.3% and 3.1% of revenues and net income from continuing operations, respectively, for the year then ended.  Our audit of internal control over financial reporting of Sterling Construction Company, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Road and Highway Builders, LLC or Road and Highway Builders, Inc.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

F1

In our opinion, Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2007 and 2006 and the  related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008  expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 17, 2008

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on a modified prospective basis as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 17, 2008

F3

 STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(Amounts in thousands, except share and per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$80,649	$28,466
Short-term investments	54	26,169
Contracts receivable, including retainage	54,394	42,805
Costs and estimated earnings in excess of billings on uncompleted contracts	3,747	3,157
Inventories	1,239	965
Deferred tax asset, net	1,088	4,297
Note receivable, current	205	300
Other	1,574	1,249
Total current assets	142,950	107,408
Property and equipment, net	72,389	46,617
Goodwill	57,232	12,735
Note receivable, long term	—	325
Other assets	1,944	687
Total assets	$274,515	$167,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,190	$17,373
Billings in excess of cost and estimated earnings on uncompleted contracts	25,349	21,536
Current maturities of long term debt	98	123
Other accrued expenses	8,250	5,502
Total current liabilities	60,887	44,534
Long-term liabilities:
Long-term debt, net of current maturities	65,556	30,659
Deferred tax liability, net	3,098	1,588
Minority interest in RHB	6,362	—
	75,016	32,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 13,006,502 and 10,875,438 shares issued	130	109
Additional paid in capital	147,786	114,630
Accumulated deficit	(9,304)	(23,748)
Total stockholders’ equity	138,612	90,991
Total liabilities and stockholders’ equity	$274,515	$167,772

The accompanying notes are an integral part of these consolidated financial statements

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)

	2007	2006	2005
Revenues	$306,220	$249,348	$219,439
Cost of revenues	272,534	220,801	195,683
Gross profit	33,686	28,547	23,756
General and administrative expenses	13,206	10,825	9,375
Other income	549	276	284
Operating income	21,029	17,998	14,665
Interest income	1,669	1,426	150
Interest expense	277	220	1,486
Income from continuing operations before minority interest and income taxes	22,421	19,204	13,329
Minority interest in earnings of RHB	62	—	—
Income from continuing operations before income taxes	22,359	19,204	13,329
Income tax expense:
Current	1,290	310	257
Deferred	6,600	6,256	2,531
Total income tax expense	7,890	6,566	2,788
Net income from continuing operations	14,469	12,638	10,541

Income (loss) from discontinued operations, including gain on disposal of $121 in 2006, net of income taxes of $(0), $308 and $313	(25)	682	559
Net income	$14,444	$13,320	$11,100

Basic net income per share:
Net income from continuing g operations	$1.31	$1.19	$1.36
Net income from discontinued operations	—	$0.06	$0.07
Net income	$1.31	$1.25	$1.43
Weighted average number of shares outstanding used in computing basic per share amounts	11,043,948	10,582,730	7,775,476
Diluted net income per share:
Net income from continuing operations	$1.22	$1.08	$1.11
Net income from discontinued operations	—	$0.06	$0.05
Net income	$1.22	$1.14	$1.16
Weighted average number of shares outstanding used in computing diluted per share amounts	11,836,176	11,714,310	9,537,923

The accompanying notes are an integral part of these consolidated financial statements

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated deficit	Treasury stock	Total
Balance at December 31, 2004	7,379	$74	$80,527	$(45,392)	$(1)	$35,208
Stock issued upon option/warrant exercise	786	8	819			827
Stock based compensation expense			463			463
Tax benefit of stock option exercise			1,013			1,013
Cancellation of treasury stock of SCPL				(1)	1
Net income				11,100		11,100
Balance at December 31, 2005	8,165	82	82,822	(34,293)	—	48,611
Stock issued upon option/warrant exercise	701	7	906			913
Stock based compensation expense			991			991
Stock issued in equity offering, net of expenses	2,003	20	27,019			27,039
Issuance and amortization of restricted stock	6	—	117			117
Available excess tax benefits from exercise of stock options			2,775	(2,775)		—
Net income				13,320		13,320
Balance at December 31, 2006	10,875	109	114,630	(23,748)	—	90,991
Stock issued upon option/warrant exercise	241	2	511			513
Stock based compensation expense			912			912
Issuance and amortization of restricted stock	10	—	198			198
Available excess tax benefits from exercise of stock options			1,480			1,480
Stock issued in equity offering, net of expenses	1,840	18	34,471			34,489
Issuance of stock to minority interest	41	1	999			1,000
Excess fair value over book value of minority interest in RHB			(5,415)			(5,415)
Net income				14,444		14,444
Balance at December 31, 2007	13,007	$130	$147,786	$(9,304)	$—	$138,612

The accompanying notes are an integral part of this consolidated financial statement

F6

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share data)

	2007	2006	2005
Net income	$14,444	$13,320	$11,100
Net income (loss) from discontinued operations	(25)	682	559
Net income from continuing operations	14,469	12,638	10,541
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	9,544	7,011	5,064
Gain on sale of property and equipment	(501)	(276)	(279)
Deferred tax expense	6,600	6,256	2,531
Stock based compensation expense	1,110	1,108	463
Excess tax benefits from exercise of stock options	(1,480)	--	--
Minority interest in net earnings of subsidiary	62	--	--
Other changes in operating assets and liabilities:
(Increase) in contracts receivable	(6,588)	(7,893)	(8,662)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	648	(958)	3,685
(Increase) in inventories	(125)	(965)	--
(Increase) decrease in prepaid expenses and other assets	(504)	(46)	730
(Decrease) increase in trade payables	6,064	(3,043)	6,034
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	646	7,901	9,158
Increase (decrease) in accrued compensation and other liabilities	(378)	1,356	2,001
Net cash provided by continuing operating activities	29,567	23,089	31,266
Cash flows from continuing operations investing activities:
Cash paid for business combinations, net of cash acquired	(49,334)	(2,206)	--
Additions to property and equipment	(26,319)	(24,849)	(11,392)
Proceeds from sale of property and equipment	1,603	866	420
Purchases of short-term securities, available for sale	(123,797)	(144,192)	--
Sales of short-term securities, available for sale	149,912	118,023	--
Net cash used in continuing operations investing activities	(47,935)	(52,358)	(10,972)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – revolver	190,199	106,025	139,593
Cumulative daily reductions – revolver	(155,199)	(89,813)	(139,134)
Repayments under related party long term debt	--	(8,449)	(2,649)
Repayments under long-term obligations	(129)	(123)	(113)
Increase in deferred loan costs	(1,197)	(123)	--
Issuance of common stock pursuant to warrants and options exercised	513	913	827
Utilization of excess tax benefits from exercise of stock options	1,480	--	--
Payments on note receivable	420	--	--
Net proceeds from sale of common stock	34,489	27,039	--
Net cash provided by (used in) continuing operations financing activities	70,576	35,468	(1,476)
Net increase in cash and cash equivalents from continuing operations	52,208	6,199	18,818
Cash provided by (used in) discontinued operating activities	(25)	495	(294)
Cash used in discontinued operations investing activities	--	4,739	--
Cash (used in) provided by discontinued operations financing activities	--	(5,357)	349
Net cash (used in) provided by discontinued operations	(25)	(123)	55

Cash and cash equivalents at beginning of period	28,466	22,267	3,449
Cash and cash equivalents at end of period	$80,649	$28,466	$22,267

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of $53 and $14 of capitalized interest expense in 2007 and 2006	$216	$199	$1,609
Cash paid during the period for taxes	$1,300	$300	$355
Supplemental disclosure of non-cash financing activities:
Capital lease obligations for new equipment	--	--	$83

The accompanying notes are an integral part of these consolidated financial statements

F7

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Basis of Presentation:

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas and Nevada. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete placement. We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Sterling owns four  subsidiaries; Texas Sterling Construction Co. (“TSC”), a Delaware corporation, and Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company, both of which perform construction contracts, Oakhurst Management Corporation (“OMC”), a Texas corporation and a management services company for Sterling and certain of its subsidiaries, and Road and Highway Builders, Inc., an inactive Nevada corporation. The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50%.

Organization and Business:

The Company's business consists of the operations of a heavy civil construction company through its subsidiaries and its headquarters is in Houston, Texas. Until October 27, 2006, the Company also operated a smaller business, which consisted of a wholesale distributor of automotive accessories, pet supplies and lawn and garden products. See Note 2 for a discussion on the sale of this discontinued operation.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, estimates for the use of the Company's net operating loss carry forwards and the allowance for doubtful accounts.  Management evaluates all of its estimates and judgments on an on-going basis.

Revenue Recognition:

Construction

The Company's primary business since July 2001 has been as a general contractor in the State of Texas, and, with the acquisition of RHB, Nevada where it engages in various types of heavy civil construction projects principally for public owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

F8

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated.  Cost and estimated earnings in excess of billings included $0.5 million and $0.25 million at December 31, 2007 and 2006, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one-year warranty for workmanship under its contracts.  Warranty claims historically have been inconsequential.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Cash and Cash Equivalents and Short-term Investments:

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at December 31, 2007 and 2006 are uninsured temporary cash investments of $21.9 million and $40.1 million, respectively, in money market funds stated at fair value. Additionally, the Company maintains cash in bank deposit accounts that at times may exceed federally insured limits.

The Company has from time-to-time invested in short-term auction-rate securities to provide liquidity for its operating cash needs. These auction-rate securities were for the most part municipal bonds and municipal bond funds with long-term scheduled maturities and periodic interest rate reset dates, usually 28 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, there was no unrealized gain or loss on these securities at December 31, 2007 and December 31, 2006, as the market value of these securities approximated their cost. No gain or loss was realized on these securities during the years ended 2007 and 2006.

 The Company classifies its short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2007 and 2006, the Company had short-term securities available for sale of $54,000 and $26.2 million, respectively. Subsequent to December 31, 2007, the Company has invested in other types of short-term securities in order to minimize its exposure to the uncertainty in the municipal bond markets.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded interest income of $1.7 million, $1.4 million and $150,000, respectively.

F9

Contracts Receivable:

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2007, contracts receivable included retainage of $21.1 million discussed below which is being withheld by customers until completion of the contracts and $2.0 million of cost and estimated earnings not yet billed on contracts completed at that date. All other contracts receivable include only balances approved for payment by the customer. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2007 and 2006 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is required. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Retainage:

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. Retainage was approximately $21.1 million and $16.4 million at December 31, 2007 and December 31, 2006, respectively, of which $3.0 million at December 31, 2007 is expected to be collected beyond 2008.

Inventories:

The Company's inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2007 and 2006 consist primarily of raw materials, such as concrete and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Depreciation expense was approximately $9.5 million, $6.9 million, and $5.1 million in 2007, 2006 and 2005, respectively, primarily in costs of revenues from continuing operations, and approximately $0.1 million for discontinued operations in each of 2006 and 2005.

Deferred Loan Costs:

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. In 2007, the Company entered into a new syndicated term Credit Facility (see Note 4) and incurred $1.3 million of loan costs, which are being amortized over the five-year term of the loan. In 2006, TSC renewed its line of credit and incurred loan costs in the amount of $123,000, which were being amortized over the three year term of the Credit Facility; however, the unamortized loan costs were charged to expense in 2007 with the execution of a new line of credit.  Loan cost amortization expense for fiscal years 2007, 2006 and 2005 was $76,000, $99,000 and $56,000, respectively.

F10

Goodwill and Intangibles:

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires that: (1) goodwill and indefinite lived intangible assets not be amortized, (2) goodwill is to be tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives is to be no longer limited to forty years, and (4) intangible assets deemed to have an indefinite life are to be tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts.

Goodwill impairment is tested during the last quarter of each calendar year. The first step compares the book value of the Company’s stock to the fair market value of those shares as reported by Nasdaq. If the fair market value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, additional steps of determining fair value of additional assets must be taken to determine impairment. Testing step one in 2007 indicated the fair market value of the Company’s stock was in excess of its book value and no further testing was required; based on the results of such test for impairment, the Company concluded that no impairment of goodwill existed as of December 31, 2007. See Note 13 related to the acquisition of RHB and the amount of goodwill related to such acquisition.

Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying amount of such asset is amortized prospectively over that revised remaining useful life.

Equipment under Capital Leases:

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease.  Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment.

Evaluating Impairment of Long-Lived Assets:

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed.  The estimated undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to fair value is required.

Federal and State Income Taxes:

Sterling accounts for income taxes using an asset and liability approach, with certain recognition and measurement criteria.  Deferred tax liabilities and assets are recognized for the future tax consequences of events that have already been recognized in the financial statements or tax returns.  Net deferred tax assets are recognized to the extent that management believes that realization of such benefits is considered more likely than not. Changes in enacted tax rates or laws may result in adjustments to the recorded deferred tax assets or liabilities in the period that the tax law is enacted (see Note 6).

F11

Stock-Based Compensation:

The Company has five stock-based incentive plans which are administered by the Compensation Committee of the Board of Directors. Prior to August 2006, the Company used the closing price of its common stock on the trading day immediately preceding the date the option was approved as the grant date market value. Since July 2006, the Company’s policy has been to use the closing price of the common stock on the date of the meeting at which a stock option award is approved for both the option’s per-share exercise price and the Black-Scholes valuation model. The term of the grants under the plans do not exceed 10 years. Stock options generally vest over a three to five year period. Refer to Note 8 for further information regarding the stock-based incentive plans.

      Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method and, therefore, has not restated financial results for prior periods. Since January 1, 2003, the Company has accounted for its stock-based compensation under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amended SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Because the Company had utilized the fair value method for expensing stock options in the past several years, the impact on financial results of the transition to SFAS 123(R) at January 1, 2006 for unvested options was not material. The Company utilizes the Black-Scholes valuation model to estimate the fair value of its stock option grants. The fair value is recognized on a straight-line basis over the vesting period of the option.

If the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation as of January 1, 2005 instead of 2006, the effect on net income and earnings per share would not have been material to the financial statements.  Because the Company has net operating loss carry forwards to offset taxable income, it has been unable to recognize excess tax benefits generated from the exercise of non-qualified stock options until the net operating loss carry forwards were exhausted in 2007.  Therefore, there was no impact on cash flows from operating activities and financing activities upon adoption of SFAS 123(R).

F12

Net Income Per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is the same as basic net income per share but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005
Numerator:
Net income from continuing operations, as reported	$14,469	$12,638	$10,541
Income (loss)from discontinued operations, net of taxes	(25)	682	559
Net income before interest on convertible debt	$14,444	$13,320	$11,100
Denominator:
Weighted average common shares outstanding — basic	11,044	10,583	7,775
Shares for dilutive stock options and warrants	792	1,131	1,763
Weighted average common shares outstanding and assumed conversions — diluted	11,836	11,714	9,538
Basic earnings per common share:
Net income from continuing operations	$1.31	$1.19	$1.36
Net income from discontinued operations	--	$0.06	$0.07
Net income	$1.31	$1.25	$1.43
Diluted earnings per common share:
Net income from continuing operations	$1.22	$1.08	$1.11
Net income from discontinued operations	--	$0.06	$0.05
Net income	$1.22	$1.14	$1.16

For the years ended December 31, 2007 and 2006, 79,700 and 81,500 options, respectively, were considered antidilutive as the option exercise price exceeded the average share price.  No options or warrants were considered antidilutive for the year ended December 31, 2005.

Derivatives

Financial derivatives, consisting of interest rate swap agreements, are sometimes used as part of the Company’s overall strategy to manage the risk related to changes in interest rates.  Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to higher interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change with the offset recorded in interest expense.

The Company applies SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, the Company's interest rate swaps have not been designated as hedging instruments; therefore changes in fair value are recognized in current earnings. At December 31, 2007, all of the Company's interest rate swaps had been settled and the change in fair value for the year was nominal.

Interest Costs

During 2006, TSC began expansion of its maintenance facilities and office building.  Construction was still in progress at December 31, 2007.  Accordingly, approximately $53,000 and $14,000 of interest related to the construction of qualifying assets were capitalized as part of construction costs during 2007 and 2006, respectively, in accordance with SFAS No.34 “Capitalization of Interest Cost”.

F13

Self-Insurance

The Company is primarily self-insured for workers’ compensation liability, up to $250,000 per occurrence, with a maximum of $2.7 million per year and has purchased stop-loss insurance coverage for what it considers reasonable limits above those self-insured amounts.  Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.  A liability for unpaid claims and associated expenses, including incurred but not reported claims, is reflected in the balance sheet as an accrued liability.  At December 31, 2007 and 2006, the Company’s accrued liability for such claims was $1,067,000 and $575,000, respectively.

The Company also has a self-insured health plan for its employees and has purchased stop-loss insurance to limit its exposure.  See Note 14 for details of the health insurance plan.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt the provisions of SFAS 157. The new effective date of SFAS 157 defers implementation to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB revised Statement of Accounting Standards No. 141, “Business Combinations” (SFAS 141(R)).  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under SFAS 141(R), all direct costs of the business combination must be charged to expense on the financial statements of the acquirer at the time of acquisition.  SFAS 141(R) revises previous guidance as to the recording of post-combination restricting plan costs by requiring the acquirer to record such costs separately from the business combination.  This statement is effective for acquisitions occurring on or after January 1, 2009, with early adoption not permitted. The effect on future financial statements of SFAS 141(R) when adopted cannot be determined at this time.

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

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling minority interests for both the consolidated balance sheet and income statement.  The statement also standardizes the accounting for changes in a parent company’s interest in a subsidiary for situations where the change results in a deconsolidation and for situations where it does not result in a deconsolidation.  This Statement is effective for fiscal years beginning on or after January 1, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  When this Statement is adopted by the Company, the Minority Interest in RHB and any similar subsequent acquisitions will be a separate component of stockholders equity instead of a liability and earnings per common share (“EPS”) will be segregated between EPS per common share and EPS of Minority Interest.

F14

Reclassifications

Certain prior years' balances included in the prior year balance sheet have been reclassified to conform to current year presentation.

2.	Discontinued operations

In 2005 management identified one of the Company’s subsidiaries, Steel City Products, LLC, (“SCPL”) as held for sale and accordingly, reclassified its consolidated financial statements for all periods to separately present SCPL as discontinued operations.

On October 27, 2006, the Company sold the operations of SCPL to an industry related buyer.  The Company received proceeds from the sale of $5.4 million, which included a two-year promissory note in the amount of $650,000.  From the proceeds, the Company repaid SCPL’s revolving line of credit in full and retained and settled certain liabilities primarily related to severance and bonus payments.  The Company reported a pre-tax gain of $249,000 on the sale, equal to $121,000 after taxes.  The Company retained an accounts receivable, which it believes is fully collectible and recorded liabilities related to the right of the purchaser to request payment for certain inventory not sold within a year and for  legal claims which remained unresolved at the sale date.

Summarized financial information for discontinued operations is presented below (in thousands):

	2007	2006*	2005
Net sales	$—	$17,661	$22,029
Income (loss) before income taxes	(25)	741	872
Income taxes	—	180	313
Gain on disposal, net of tax of $128	—	121	—
Net income (loss) from discontinued operations	$(25)	$682	$559

* through the date of sale, October 27, 2006

3.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2007	December 31, 2006

Construction equipment	$83,739	$56,406
Transportation equipment	9,279	7,685
Buildings	1,573	1,488
Office equipment	602	435
Construction in progress	856	259
Land	2,718	1,204
Water rights	200	--
	98,967	67,477
Less accumulated depreciation	(26,578)	(20,860)
	$72,389	$46,617

F15

4.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2007	December 31, 2006
TSC Revolver, due May 2009	$—	$30,000
Sterling Credit Facility, due October 2012	65,000	—
TSC mortgages due monthly through June 2016	654	782
	65,654	30,782
Less current maturities of long-term debt	(98)	(123)
	$65,556	$30,659

Line of Credit Facilities

In April 2006, the terms of TSC’s Revolver were modified to renew the line with Comerica Bank for a term of three years, maturing on May 31, 2009 and to provide for an increase in the line from $17.0 million to $35.0 million.  The facility was also modified to add the Company as a co-borrower.  The interest rate varied quarterly, based on the Company’s ratio of debt to tangible net worth.  The credit facility continued to be subject to restrictive covenants including the maintenance of certain financial ratios and a prescribed level of tangible net worth.  In addition, the bank made available a long-term facility of up to $1.5 million repayable over 15 years to finance the expansion of the Company’s office building and maintenance facilities in Houston, Texas.  The TSC Revolver required the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the line of credit.  Borrowing interest rates were based on the bank's prime rate or on a Eurodollar rate at the option of the Company.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2006 ranged from 7.25% to 8.25% and during 2007 ranged from 7.75% to 8.25%.

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank, which replaced the prior Revolver and will mature on October 31, 2012. The Credit Facility allows for borrowing of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. Borrowings under the Credit Facility were used to finance the RHB acquisition, repay indebtedness outstanding under the Revolver, and finance working capital. At December 31, 2007, the aggregate borrowings outstanding under the Credit Facility were $65.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.5 million, which reduces availability under the Credit Facility.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate. The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to the EBITDA that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% and 2.25%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months. The new credit facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.

F16

 The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% and 0.50%.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2007 ranged from 7.50% to 7.75%.

In December 2007, Comerica syndicated the Credit Facility with three other financial institutions under the same terms discussed above.

Management believes that the new Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2008.

As discussed above, the Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions and dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions;
•	Incur negative income for two consecutive quarters.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2007.

TSC Mortgages

In 2001 TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2007 was 7.5% per annum, repayable over 15 years. This mortgage is cross-collateralized with another mortgage on the land and facilities which was obtained in 1998 in the amount of $500,000, repayable over 15 years with an interest rate of 9.3% per annum.  The outstanding balance on these two mortgages aggregated $654,000 at December 31, 2007.

Maturity of Debt

The Company's long-term obligations mature in future years as follows (in thousands):

Fiscal Year

2008	$98
2009	73
2010	73
2011	73
2012	65,073
Thereafter	264
$65,654

F17

5.	Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.TSC has two mortgages, at 7.50% and 9.30%, which contain pre-payment penalties. To determine the fair value of the mortgages, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At December 31, 2007 and December 31, 2006, the carrying value of the mortgages was $654,000 and $782,000, respectively, and the fair value of the mortgages was approximately $641,000 and $741,000, respectively.

The Company does not have any off-balance sheet financial instruments.

6.	Income Taxes and Deferred Tax Asset/Liability

During the year ended December 31, 2007, Sterling utilized the benefit of its book net operating tax loss carry forwards ("NOL") of approximately $9.8 million, which offset a portion of the taxable income of the Company and its subsidiaries from federal income taxes.

The Company has available to it carry forwards resulting from the exercise of non-qualified stock options.  Under the provisions of SFAS 123(R), the Company could not recognize the tax benefit of these carry-forwards as deferred tax assets until its existing NOL's were fully utilized, and therefore, the deferred tax asset related to NOL carry forwards differed from the amount available on its federal tax returns.  The Company utilized approximated $2.8 million of these excess tax benefits from the exercise of stock options to offset taxable income in 2007 and has approximately $1.3 million of such excess tax benefits available to reduce future tax liabilities. As these excess tax benefits are utilized for tax purposes, they reduce taxes payable and increase additional paid-in capital.

The availability of the tax NOL carry forwards, including those from excess compensation expense from the exercise of stock options, may be adversely affected by future ownership changes of Sterling.  At this time, such changes cannot be predicted. Under IRC Section 382, if a corporation undergoes an ownership change, generally defined as a change of control of greater than 50% in any three year period, the amount of net operating losses available to offset taxable income in a taxable period may be subject to limitation under these provisions.  In order to reduce the likelihood of such a change of control occurring, Sterling's Certificate of Incorporation includes restrictions on the registration of transfers of stock resulting in, or increasing, individual holdings exceeding 4.5% of the Company's common stock.

F18

Deferred tax assets and liabilities of continuing operations consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Current	Long Term	Current	Long Term
Assets related to:
Net operating loss carry forwards	$—	$—	$3,346	$—
Accrued compensation	1,054	487	974	162
AMT carry forward	—	2,446	—	1,289
Other	37	—	64	—
	1,091	2,933	4,384	1,451
Liabilities related to:
Contract accounting	(3)	—	(87)	—
Depreciation of property and equipment	—	(6,031)	—	(3,039)
Net asset/liability	$1,088	$(3,098)	$4,297	$(1,588)

Current income tax expense represents federal alternative minimum tax and Texas margins tax.  Until such time as all NOL’s are fully utilized, the Company will recognize alternative minimum tax payments as a debit to its deferred tax liability.

The income tax provision differs from the amount using the statutory federal income tax rate of 35% in 2007 and 34% in 2006 and 2005 applied to income from continuing operations, for the following reasons (in thousands):

	Fiscal Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Tax expense at the U.S. federal statutory rate	$7,826	$6,787	$4,829
State income tax expense, net of refunds and federal benefits	106	—	—
Decrease in deferred tax asset valuation allowance	—	—	(1,390)
Adjustment to value of net operating loss carry forward	—	—	(364)
Non-deductible costs	74	87	98
Non-taxable interest income	(295)	—	—
Other	179	—	(70)
Income tax expense	$7,890	$6,874	$3,104
Income tax on discontinued operations including taxeson the gain on sale in 2006	—	308	315
Income tax on continuing operations	$7,890	$6,566	$2,788

The increase in the effective income tax rate to 35.3% in 2007 from 34.2% in 2006 is primarily due to state income taxes due for 2007 and the increase in the graduated statutory tax rates. The increase in the effective income tax rate to 34.2% in 2006 from 20.9% in 2005 is the result of the decrease in the valuation allowance and adjustment in the value of the net operating loss carry forward shown above.  During fiscal 2005, the valuation allowance was reduced to zero.

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

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2001 and state income tax examinations for years prior to 2004. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2007.

F19

The Company adopted FIN 48 on January 1, 2007; however the adoption did not result in an adjustment to retained earnings. In its 2005 tax return, the Company used NOL’s that would have expired during that year instead of deducting compensation expense that originated in 2005 as the result of stock option exercises. Therefore, that compensation deduction was lost. Whether the Company can choose not to take deductions for compensation expense in the tax return and to instead use otherwise expiring NOLs is considered by management to be an uncertain tax position. In the event that the IRS examines the 2005 tax return and determines that the compensation expense is a required deduction in the tax return, then the Company would deduct the compensation expense instead of the NOL used in the period; however there would be no cash impact on tax paid due to the increased compensation deduction. In addition, there would be no interest or penalties due as a result of the change. As a result of the Company’s detailed FIN 48 analysis, management has determined that it is more likely than not this position will be sustained upon examination, and this uncertain tax position was determined to have a measurement of $0.

The Company does not believe that its uncertain tax position will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2008.

7.	Costs and Estimated Earnings and Billings on Uncompleted Contracts

Costs and estimated earnings and billings on uncompleted contracts at December 31, 2007 and 2006 are as follows (in thousands):

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2007	2006
Costs incurred and estimated earnings on uncompleted contracts	$329,559	$222,170
Billings on uncompleted contracts	(351,161)	(240,549)
	$(21,602)	$(18,379)

Included in accompanying balance sheets under the following captions:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,747	$3,157
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,349)	(21,536)
	$(21,602)	$(18,379)

The cost and earned profit and billings in 2007 shown above include the amount related to the Nevada contracts acquired on October 31, 2007 and still in progress at December 31, 2007.

F20

8.	Stock Options and Warrants

Stock Options and Grants

The Company has five stock incentive plans which are administered by the Compensation Committee of the Board of Directors. In general, the plans provide for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

 In July 2001, the Board of Directors adopted and in October 2001 shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan initially provided for the issuance of stock awards for up to 500,000 shares of the Company's common stock. In March 2006, the number of shares available for issuance under the 2001 Plan was increased to one million shares and subsequently in November 2007 was reduced to 662,626 shares.  Under the 2001 Plan, stock options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. The Company's and its subsidiaries' directors, officers, employees, consultants and advisors are eligible to be granted awards under the plan. Stock options granted under the 2001 Plan generally vest over three to five years and can be exercised no more than 10 years after the date of the grant.

The plan also provides for stock grants and in May 2007 and May 2006, the independent directors of the Company were awarded restricted stock with one-year vesting as follows:

	2007 Awards	2006 Awards
Shares awarded to each independent director	1,598	1,207
Total shares awarded	9,588	6,035
Grant-date market price per share of awarded shares	$21.90	$28.99
Total compensation cost	$210,000	$175,000
Compensation cost recognized in 2007	$140,000	$59,000

In the third quarter of 2007, two officers were issued options to purchase an aggregate of 16,507 shares of common stock at the closing market price on the date of grant. This same market price was used in the Black Scholes valuation model to calculate compensation expense.

At December 31, 2007 there were 83,736 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No shares are or will be available for grant under the Company’s other option plans, all of which have been terminated except with respect to stock options outstanding under those plans.

The following tables summarize the stock option activity under the five plans:

	1991 Plan		Director Plan		1994 Omnibus Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004:	84,420	$2.75	47,332	$1.67	578,196	$1.29
Exercised	—	$2.75	(3,000)	$1.83	(154,000)	$0.99
Expired/forfeited	—		(13,166)	$2.75	—
Outstanding at December 31, 2005:	84,420	$2.75	31,166	$1.58	424,196	$1.40
Exercised	(55,996)	$2.75	(18,000)	$2.05	(166,016)	$1.08
Outstanding at December 31, 2006:	28,424	$2.75	13,166	$0.94	258,180	$1.60
Exercised	(28,424)	$2.75	(3,000)	$1.00	(181,990)	$1.91
Outstanding at December 31, 2007:	—	—	10,166	$0.93	76,190	$0.88

F21

	1998 Plan		2001 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004:	518,625	$0.54	364,300	$2.48
Granted	—		117,600	$10.88
Exercised	(289,500)	$0.50	(17,540)	$2.06
Expired/forfeited	—		(7,200)	$2.43
Outstanding at December 31, 2005:	229,125	$0.58	457,160	$4.66
Granted	—		81,500	$16.36
Exercised	(225,875)	$0.57	(64,057)	$2.46
Expired/forfeited	—		(4,400)	$7.83
Outstanding at December 31, 2006:	3,250	$1.00	470,203	$8.35
Granted	—		16,507	$19.43
Exercised	(3,250)	$1.00	(24,110)	$3.39
Expired/forfeited	—		(5,460)	$13.48
Outstanding at December 31, 2007:	—	—	457,140	$9.06

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Share
$0.50 - $0.88	80,356	5.74	$0.88	80,356	$0.88
$0.94 - $1.50	54,400	3.37	$1.44	54,400	$1.44
$1.73 - $2.00	36,300	4.57	$1.73	36,300	$1.73
$2.75 - $3.38	167,873	4.63	$3.09	132,853	$3.09
$6.87	20,000	7.39	$6.87	20,000	$6.87
$9.69	62,800	2.55	$9.69	62,800	$9.69
$16.78	25,560	2.58	$16.78	9,960	$16.78
$18.99	13,707	9.61	$18.99	—	—
$21.60	2,800	4.55	$21.60	2,800	$21.60
$24.96	62,800	3.55	$24.96	62,800	$24.96
$25.21	16,900	3.50	$25.21	3,660	$25.21
	543,496		$7.79	465,929	$6.99

		Aggregate intrinsic value
Total outstanding in-the-money options at 12/31/07	463,796	$7,894,277
Total vested in-the-money options at 12/31/07	339,469	$7,120,803
Total options exercised during 2007	240,774	$4,874,306

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 ($21.82) and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.  For options exercised during 2007, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

Compensation expense for options granted during 2007, 2006 and 2005 were calculated using the Black-Scholes option pricing model using the following assumptions in each year:

F22

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Average Risk free interest rate	4.7%	4.9%	4.2%
Average Expected volatility	70.7%	76.3%	77.8%
Average Expected life of option	3.0 years	5.0 years	6.0 years
Expected dividends	None	None	None

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants.  The expected volatility is based on historical observation and recent price fluctuations.  The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options.  The Company does not currently pay dividends.  The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $12.20, $16.36 and $7.32, respectively.

Pre-tax deferred compensation expense for share based compensation was $1,110,000 ($722,000 after tax effects of 35.0%), $1,108,000 ($729,000 after tax effects of 34.2%), and $463,000 ($306,000 after tax effects of 34.2%), in 2007, 2006 and 2005, respectively.  Proceeds received by the Company from the exercise of options in 2007, 2006 and 2005 were $513,000, $657,000 and $343,000, respectively.  At December 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $501,000, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Prior to the adoption of SFAS123 (R), all tax benefits resulting from the exercise of non-qualified stock options (or disqualifying dispositions of incentive stock options) were presented as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123 (R) requires that cash flows from the exercise of such stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  Because the Company had not fully utilized its net operating loss carry forwards, the tax benefit could not be recorded until it could be realized.  Upon adoption of SFAS 123 (R), the Company recorded $2.8 million of these benefits as a component of stockholders’ equity.  During 2007 an additional $4.3 million ($1.5 million net tax benefit) of excess compensation expense was utilized by the Company as it fully utilized its net operating loss carry forwards.

Warrants

Warrants attached to zero coupon notes were issued to certain members of TSC management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company's common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable forty-two months from the issue date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises.

	Shares	Company’s Proceeds of Exercise	Year-End Warrant Share Balance
Warrants outstanding on vest date	850,000	—	850,000
Warrants exercised in 2005	322,661	$483,991	527,339
Warrants exercised in 2006	171,073	$257,000	356,266
Warrants exercised in 2007	—	—	356,266

F23

9.	Employee Benefit Plan

The Company and its subsidiaries maintain defined contribution profit-sharing plans covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's board of directors. The Company made aggregate matching contributions of $353,000, $325,000 and $276,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

10.	Operating Leases

The Houston headquarters and operations are conducted from an owned building in Houston, Texas. The Company also leases office space in the Dallas area, and San Antonio, Texas and Reno, Nevada.

In 2006 and 2007, the Company entered into several long-term operating leases for equipment with lease terms of approximately three to five years.  Certain of these leases allow the Company to purchase the equipment on or before the end of the lease term.  If the Company does not purchase the equipment, it is returned to the lessor.  Two leases obligate the Company to pay a guaranteed residual not to exceed 20% of the original equipment cost.  The Company is accruing the liability for both leases, which is not expected to exceed $330,000 in aggregate.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2008	$920
2009	721
2010	721
2011	567
2012	70
Thereafter	--
Total future minimum rental payments	$2,999

Total rent expense for all operating leases amounted to approximately $1,068,000, $995,000 and $1,013,000 in fiscal years 2007, 2006 and 2005, respectively.

F24

11.	Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	December 31, 2007		December 31, 2006		December 31, 2005
	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues
Texas State Department of Transportation ("TXDOT")	$201,073	65.7%	$166,333	67.1%	$84,827	38.8%
City of Houston ("COH")	*	*	$29,848	12.1%	$49,437	22.6%
Harris County	*	*	*	*	$29,796	13.6%

* represents less than 10% of revenues

At December 31, 2007, TXDOT ($26.4 million) and COH ($8.2 million) had balances greater than 10% of contracts receivable.

12.	Equity Offerings

In December 2007, the Company completed a public offering of 1.84 million shares of its common stock at $20.00 per share. The Company received proceeds, net of underwriting discounts and commissions, of approximately $35.0 million ($19.00 per share) and paid approximately $0.5 million in related offering expenses.  From the proceeds of the offering, the Company repaid the portion of its Credit Facility that was used in its acquisition of its interest in RHB. The remainder of the offering proceeds was used for working capital purposes.

In January 2006, the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. The Company received proceeds, net of underwriting commissions, of approximately $28.0 million ($13.95 per share) and paid approximately $907,000 in related offering expenses.  In addition, the Company received approximately $484,000 from the exercise of warrants and options to purchase 321,758 shares, of Common Stock, which were subsequently sold by the option and warrant holders.  From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes to officers, directors and former directors as follows:

Name	Principal	Interest	Total Payment
Patrick T. Manning	$318,592	2,867	$321,459
James D. Manning	$1,855,349	16,698	$1,872,047
Joseph P. Harper, Sr.	$2,637,422	23,737	$2,661,159
Maarten D. Hemsley	$181,205	1,631	$182,836
Robert M. Davies	$452,909	4,076	$456,985

During 2006, the Company utilized a portion of the offering proceeds to purchase additional construction equipment and to repay borrowed funds used for the acquisition of RDI (see note 13 below).

F25

13.	Acquisitions:

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company, and all of the outstanding capital stock of Road and Highway Builders, Inc (“RHB Inc”), an inactive Nevada corporation.  These entities were affiliated through common ownership.

RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for local and state agencies. Its assets consist of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and approximately 44.5 acres of land with improvements. RHB Inc’s sole asset is its right as a co-lessee with RHB under a long-term, royalty-based lease of a Nevada quarry on which RHB can mine aggregates for use in its own construction business and for sale to third parties.

The Company paid an aggregate purchase price for its interest in RHB of $53.0 million, consisting $48.9 million in cash, 40,702 unregistered shares of the Company’s common stock, which was valued at $1.0 million based on the quoted market value of the Company’s stock on the purchase date, and $3.1 million in assumption of accounts payable to RHB by one of the sellers.  Additionally, the Company incurred $1.1 million of direct costs related to the acquisition.  We acquired RHB for a number of reasons, including those listed below:

•	Expansion into growing western U.S. infrastructure construction markets;

•	Strong management team with a shared corporate cultural;

•	Expansion of our service lines into aggregates and asphalt paving materials;

•	Opportunities to extend our municipal and structural capabilities into Nevada; and

•	RHB’s strong financial results and expected immediate accretion to our earnings and earnings per share.

Ten percent of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers. The cash portion of the purchase price was funded by a $22.4 million drawdown under a new $75 million five-year Credit Facility with Comerica Bank and the balance from the Company’s available cash.

The minority interest owner of RHB (who remains with RHB as Chief Executive Officer) has the right to require the Company to buy his remaining 8.33% minority interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, beginning in 2011. The purchase price in each case is 8.33% of the product of six times the simple average of RHB’s income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  The minority interest was recorded at its estimated fair value at the date of acquisition and the difference between the minority owner’s interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to minority interest and a reduction in addition paid-in capital.

Any changes to the estimated fair value of the minority interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest will be accredited to the minority interest liability based on the discount rate used to calculate the fair value of the acquisition.

The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

The following table summarizes the initial allocation of the purchase price, including related direct acquisition costs for RHB (in thousands):

F26

Tangible assets acquired at estimated fair value, including approximately $10,000 of property, plant and equipment	$19,334
Current liabilities assumed	(9,686)
Goodwill	44,496
Total	$54,144

The goodwill is deductible for tax purposes over 15 years. The purchase price allocation has not been finalized due to the short time period between the acquisition date and the date of the financial statements. A preliminary analysis of the assets acquired indicates that there are no separately identifiable intangible assets. The nature and amount of any material adjustments ultimately made to the initial allocation of the purchase price will be disclosed when determined.

The operations of RHB are included in the accompanying consolidated statements of operations and cash flows for the two months ended December 31, 2007. Supplemental information on an unaudited pro forma combined basis, as if the RHB acquisition had been consummated at the beginning of 2006, is as follow (in thousands, except per share amounts):

	(Unaudited)
	2007	2006
Revenues	$377,740	$286,511
Net income from continuing operations	$26,881	$14,959
Diluted net income per share from continuing operations	$2.26	$1.27

For the ten months ended October 31, 2007, RHB had unaudited revenues of approximately $72 million and unaudited income before taxes of approximately $21.0 million. The profitability of RHB for the ten month period was higher than what is expected to continue due to some unusually high margin contracts and may not be indicative of future results of operations. We purchased RHB based on an assumed sustainable trailing twelve month EBITDA (earnings before interest, tax, depreciation and amortization) of approximately $12 million with the expectation of further future growth. At October 31, 2007, RHB had a backlog of approximately $123 million.

In January, 2006, TSC acquired certain assets of the crane division of Rathole Drilling, Inc. “RDI.”  The acquisition included the purchase of construction equipment at its appraised value of approximately $2.0 million, the trade name RDI and the assumption by TSC of certain of the seller’s contracts.  TSC paid cash of $2.2 million for the acquired assets.  The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s historical business.

F27

14.	Commitments and Contingencies

Employment Agreements

Patrick T. Manning, Joseph P. Harper, Sr., James H. Allen, Jr. and certain other officers of the Company and TSC have employment agreements which provide for payments of annual salary, deferred salary bonuses and certain benefits if their employment is terminated without cause.

Self-Insurance

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period from June 1, 2007 through May 31, 2008 as follows:

•	Specific excess reinsurance coverage for medical and prescription drug claims in excess of $60,000 for each insured person with a maximum lifetime reimbursable of $2,000,000.

•
Aggregate reinsurance coverage for medical and prescription drug claims with a plan year with a maximum of approximately $1.1 million which is the estimated maximum claims and fixed cost based on the number of employees.

For the twelve months ended December 31, 2007, 2006 and 2005, the Company incurred $1.6 million, $1.2 million and $1.0 million, respectively, in expenses related to this plan.

The Company is also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.7 million per year.  Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date.  At December 31, 2007 and 2006, TSC had recorded an estimated liability of $1,067,000 and $575,000, respectively, which it believes is adequate based on its claims history.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.

The Company obtains bonding on construction contracts through Travelers Casualty and Surety Company of America.  As is customary in the construction industry, the Company indemnifies Travelers for all losses incurred by it in connection with bonds that are issued.  The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.

Guarantees

The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material.

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a Director and Officer insurance policy that limits its exposure.  At December 31, 2007 the Company had not accrued a liability for this guarantee, as the likelihood of incurring a payment obligation in connection with this guarantee is believed to be remote.

Litigation

The Company is the subject of certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company.

F28

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

15.	Minority Interest in RHB

As discussed in Note 13 above, on October 31, 2007, the Company acquired a 91.67% interest in RHB. The remaining 8.33% interest is reported as minority interest in long-term liabilities in the accompanying financial statements, at its estimated fair value at December 31, 2007. The minority interest owner has the right to require the Company to buy his remaining 8.33% minority interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, both in 2011. The purchase price in each case is 8.33% of the product of six times the simple average of RHB LLC’s income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  The minority interest was recorded at its estimated fair value at the date of acquisition and the difference ($5.4 million) between the minority owner’s interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to minority interest and a reduction in additional paid-in capital.

16.	Related Party Transactions

In July 2001, Robert Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain tax services for the Company. Fees paid or accrued to R.W. Frickel Company for 2007, 2006 and 2005 and were approximately $63,580, $57,500 and $113,000, respectively.

In July 2005, Patrick T. Manning married Amy Peterson, the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc., both of which are women-owned business enterprises.  The Paradigm companies provide materials and services to the Company and to other contractors.  From July 2005, when Ms. Peterson and Mr. Manning were married, through December 31, 2005, the Company paid approximately $6.0 million to the Paradigm companies for materials and services.  In 2007 and 2006, the Company paid approximately $1.7 million and $3.3 million, respectively, to the Paradigm companies for materials and services.

17.	Capital Structure

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

In December 1998, the Company entered into a rights agreement with American Stock Transfer & Trust Company, as rights agent, providing for a dividend of one purchase right for each outstanding share of common stock for stockholders of record on December 29, 1998.  Holders of shares of common stock issued since that date are issued rights with their shares.  The rights trade automatically with the shares of common stock and become exercisable only if a takeover attempt of the Company occurs.  The rights will expire on December 29, 2008, unless redeemed or exchanged before that time.

F29

20.  Quarterly Financial Information

(Unaudited)

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$68,888	$71,275	$77,714	$88,343	$306,220
Gross profit	5,632	8,046	7,915	12,093	33,686
Pre-tax income from continuing operations	3,831	5,711	5,125	7,692	22,359
Net income from continuing operations	2,536	3,797	3,443	4,693	14,469
Net loss from discontinued operations	(25)	—	—	—	(25)
Net income	$2,511	$3,797	$3,443	$4,693	$14,444
Basic income per share:
From continuing operations:	$0.23	$0.35	$0.31	$0.42	$1.31
From discontinued operations:	$—	$—	$—	$—	$—
Net income per share, basic:	$0.23	$0.35	$0.31	$0.42	$1.31
Diluted income per share:
From continuing operations	$0.21	$0.32	$0.29	$0.39	$1.22
From discontinued operations	$—	$—	$—	$—	$—
Net income per share, diluted:	$0.21	$0.32	$0.29	$0.39	$1.22

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$56,480	$60,010	$68,743	$64,115	$249,348
Gross profit	6,686	7,310	7,878	6,673	28,547
Pre-tax income from continuing operations	4,563	4,832	5,354	4,455	19,204
Net income from continuing operations	3,022	3,156	3,545	2,915	12,638
Net income from discontinued operations	171	208	65	238	682
Net income	$3,193	$3,364	$3,610	$3,153	$13,320
Basic income per share:
From continuing operations:	$0.30	$0.30	$0.33	$0.26	$1.19
From discontinued operations:	$0.02	$0.02	$0.01	$0.01	$0.06
Net income per share, basic:	$0.32	$0.32	$0.34	$0.27	$1.25
Diluted income per share:
From continuing operations	$0.27	$0.27	$0.30	$0.24	$1.08
From discontinued operations	$0.01	$0.02	$0.01	$0.01	$0.06
Net income per share, diluted:	$0.28	$0.29	$0.31	$0.25	$1.14

F30

Exhibit Index

Number	Exhibit Title
1.1
Underwriting Agreement dated December 18, 2007 between Sterling Construction Company, Inc., and D. A. Davidson & Co. (incorporated by reference to Exhibit 1.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 20, 2007 (SEC File No. 1-31993)).

2.1
Purchase Agreement by and among Richard H. Buenting, Fisher Sand & Gravel Co., Thomas Fisher and Sterling Construction Company, Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit number 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

2.2
Escrow Agreement by and among Sterling Construction Company, Inc., Fisher Sand & Gravel Co., Richard H. Buenting and Comerica Bank as Escrow Agent, dated as of October 31, 2007 (incorporated by reference to Exhibit number 2.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

3.1
Restated and Amended Certificate of Incorporation of Oakhurst Company, Inc., dated as of September 25, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

3.2
Certificate of Amendment of the Certificate of Incorporation of Oakhurst Company, Inc., dated as of November 12, 2001 (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

3.3*	Bylaws of Sterling Construction Company, Inc. as amended through November 7, 2007.
4.1
Certificate of Designations of Oakhurst Company, Inc.'s Series A Junior Participating Preferred Stock, dated as of February 10, 1998 (incorporated by reference to Exhibit 4.2 to its Annual Report on Form 10-K, filed on May 29, 1998 (SEC File No. 000-19450)).

4.3
Rights Agreement, dated as of December 29, 1998, by and between Oakhurst Company, Inc. and American Stock Transfer & Trust Company, including the form of Series A Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 99.1 to Oakhurst Company, Inc.'s Registration Statement on Form 8-A, filed on January 5, 1999 (SEC File No. 000-19450)).

4.4	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).
10.1#
Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, with form of option agreement (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.2#
Oakhurst Capital, Inc. 1994 Omnibus Stock Plan, as amended through December 18, 1998, (incorporated by reference to Exhibit 10.21 to Oakhurst Company, Inc.'s Annual Report on Form 10-K, filed on June 1, 1999 (SEC File No. 000-19450)).

E1

Number	Exhibit Title
10.3#
Oakhurst Capital, Inc. 1994 Non-Employee Director Stock Option Plan, with form of option agreement (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.4#
Oakhurst Company, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.5#
Form of Stock Incentive Agreements under Oakhurst Company, Inc.'s 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.6#
Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.7#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 001-31993)).

10.8#*	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc.
10.9
Oakhurst Group Tax Sharing Agreement, dated as of July 18, 2001, by and among  Oakhurst Company, Inc., Sterling Construction Company, Steel City Products, Inc. and such other companies as are set forth on Schedule A thereto (incorporated by reference to Exhibit 10.28 to Sterling Construction Company, Inc.'s Transition Report on Form 10-K for the ten months ended December 31, 2001, filed on April 8, 2002 (SEC File No. 000-19450)).

10.10
Fourth Amended and Restated Revolving Credit Loan Agreement, dated as of May 10, 2006, by and between Comerica Bank, Sterling Construction Company, Inc., Sterling General, Inc., Sterling Houston Holdings, Inc. Texas Sterling Construction, L.P. (incorporated by reference to Exhibit 10.1 (and referred to as "Amended Revolving Line of Credit Agreement with Comerica Bank") to Sterling Construction Company, Inc.'s  Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed on November 13, 2006 (SEC File No. 001-31993)).

10.11
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.12
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.13
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

E2

Number	Exhibit Title
10.14#
Employment Agreement between Richard H. Buenting and Road and Highway Builders, LLC, effective October 31, 2007 (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.15#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.16#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.17#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.18#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

14
Code of Business Conduct and Ethics as amended on November 7, 2006 (incorporated by reference to Exhibit 14 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 13, 2006 (SEC File No. 1-31993)).

21	Subsidiaries of Sterling Construction Company, Inc.: Texas Sterling Construction Co. Oakhurst Management Corporation Road and Highway Builders, LLC Road and Highway Builders Inc.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

#  Management contract or compensatory plan or arrangement.

*  Filed herewith.

 E3