Form 10-Q
period 2008-03-31
STERLING CONSTRUCTION CO INC
filed 2008-05-12
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008
Or
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
☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☑  No

At May 1, 2008, there were 13,102,364 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2008

PART I
Item 1  Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,202	$80,649
Short-term investments	--	54
Contracts receivable, including retainage	53,137	54,394
Costs and estimated earnings in excess of billings on uncompleted contracts	5,665	3,747
Inventories	1,294	1,239
Deferred tax asset, net	1,088	1,088
Deposits and other current assets	1,738	1,779
Total current assets	135,124	142,950
Property and equipment, net	73,433	72,389
Goodwill	57,232	57,232
Other assets, net	1,860	1,944
Total assets	$267,649	$274,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,910	$27,190
Billings in excess of costs and estimated earnings on uncompleted contracts	23,914	25,349
Current maturities of long term obligations	90	98
Other accrued expenses	8,413	8,250
Total current liabilities	54,327	60,887
Long-term liabilities:
Long-term debt, net of current maturities	60,534	65,556
Deferred tax liability, net	4,281	3,098
Minority interest in RHB	6,580	6,362
	71,395	75,016
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares , none issued	--	--
Common stock, par value $0.01 per share; authorized 14,000,000 shares, 13,099,364 and 13,006,502 shares issued	131	130
Additional paid-in capital	147,983	147,786
Accumulated deficit	(6,187)	(9,304)
Total stockholders’ equity	141,927	138,612
Total liabilities and stockholders’ equity	$267,649	$274,515

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenues	$84,926	$68,888
Cost of revenues	76,825	63,256
Gross profit	8,101	5,632
General and administrative expenses	(3,447)	(2,600)
Other income (expense)	(11)	308
Operating income	4,643	3,340
Interest income	287	466
Interest expense	(130)	--
Income before income taxes and minority interest	4,800	3,806
Income tax expense	(1,591)	(1,295)
Minority interest in earnings of RHB	(92)	--

Net income	$3,117	$2,511

Net income per share:
Basic	$0.24	$0.23
Diluted	$0.23	$0.21

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,068,864	10,919,145
Diluted	13,684,249	11,774,690

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2008	13,007	$130	$147,786	$(9,304)	$138,612

Net income	--	--	--	3,117	3,117

Stock issued upon option /warrant exercises	87	1	119	--	120

Available excess tax benefits from exercise of stock options	--	--	116	--	116

Expenditures related to 2007 equity offering	--	--	(143)	--	(143)

Issuance and amortization of restricted stock	5	0	52	--	52

Stock-based compensation expense	--	--	53	--	53

Balance at March 31, 2008	13,099	$131	$147,983	$(6,187)	$141,927

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Net income	$3,117	$2,511
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	3,285	2,451
Loss (gain) on sale of property and equipment	11	(271)
Deferred tax expense	1,183	1,295
Stock-based compensation expense	105	417
Excess tax benefits from exercise of stock options	(116)	--
Interest expense accreted on minority interest	126	--
Minority interest in net earnings of subsidiary	92	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	1,258	(7,512)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(1,918)	(1,284)
(Increase) in other current assets	(53)	(668)
Increase (decrease) in accounts payable	(5,280)	5,804
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(1,434)	2,778
Increase (decrease) in other accrued expenses	280	(961)
Net cash provided by operating activities	656	4,560
Cash flows from investing activities:
Additions to property and equipment	(4,467)	(7,051)
Proceeds from sale of property and equipment	188	716
Purchases of short-term securities, available for sale	--	(23,271)
Sales of short-term securities, available for sale	54	21,618
Net cash used in investing activities	(4,225)	(7,988)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	60,000	20,000
Cumulative daily reductions – Credit Facility	(65,000)	(30,000)
Repayments under long-term obligations	(31)	(31)
Payments received on note receivable	60	77
Excess tax benefits from exercise of stock options	116	--
Issuance of common stock pursuant to the exercise of options	120	69
Expenditures related to 2007 equity offering	(143)	--
Net cash used by financing activities	(4,878)	(9,885)
Net decrease in cash and cash equivalents	(8,447)	(13,313)

Cash and cash equivalents at beginning of period	80,649	28,466
Cash and cash equivalents at end of period	$72,202	$15,153
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$82	$12
Cash paid during the period for taxes	--	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

1.	Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas and Nevada.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation, and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment, heavy civil construction, pursuant to Statement of Financial Accounting Standards No. 131 – "Disclosures about Segments of an Enterprise and Related Information."  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2008 and the results of operations and cash flows for the periods presented.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany balances and transactions have been eliminated in consolidation.  For all periods presented, the Company had no subsidiaries with ownership interests less than 50%.

Certain insignificant reclassifications of prior year amounts have been made to conform to current year presentation.

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

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

●	revenue recognition

●	contracts and retainage receivables
●	inventories
●	impairment of long-term assets
●	income taxes
●	self-insurance; and
●	stock-based compensation

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes to such significant accounting policies.

3.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised Statement of Accounting Standards No. 141, “Business Combinations” (SFAS 141(R)).  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under SFAS 141(R), all direct costs of the business combination must be charged to expense on the financial statements of the acquirer at the time of acquisition.  SFAS 141(R) revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination.  This statement is effective for acquisitions occurring on or after January 1, 2009, with early adoption not permitted. Unless the Company enters into another business combination, there will be no effect on future financial statements of SFAS 141(R) when adopted.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt certain provisions of SFAS 157 related to non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. While the Company is required by other generally accepted accounting principles to measure certain assets and liabilities at fair value, it has elected not to apply the provisions of SFAS No. 159.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling ("minority interests") for both the consolidated balance sheet and income statement.  This Statement is effective for fiscal years beginning on or after January 1, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  While the Company is currently assessing the impact of this SFAS on its financial statements, it believes that when this Statement is adopted, the Minority Interest in RHB and any similar subsequent acquisitions will be retrospectively reported as a separate component of stockholders equity instead of a liability and net income will be segregated between net income attributable to common stock-holders and non-controlling interests.

4.	Cash and Cash Equivalents and Short-term Investments:

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at March 31, 2008 and December 31, 2007 are uninsured temporary cash investments of $16.2 million and $21.9 million, respectively, in money market funds stated at fair value.  Additionally, the Company maintains cash in bank deposit accounts that at times, including March 31, 2008, may exceed federally insured limits.

 The Company classifies any short-term investments (including auction-rate securities) as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At March 31, 2008, the Company had no short-term securities available for sale.

5.	Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.	Property and Equipment (in thousands)

	March 31, 2008	December 31, 2007
Construction equipment	$86,650	$83,739
Transportation equipment	9,884	9,279
Buildings	1,604	1,573
Office equipment	611	602
Construction in progress	1,134	856
Land	2,718	2,718
Water rights	200	200
	102,801	98,967
Less accumulated depreciation	(29,368)	(26,578)
	$73,433	$72,389

7.	Income per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At March 31, 2008 and 2007, there were 82,500 and 81,300, respectively, common stock options with a weighted average exercise price per share of $24.90 and $25.02, respectively, which were excluded from the calculation of diluted income per share as they were anti-dilutive.  The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three months ended March 31, 2008 and March 31, 2007, respectively, (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$3,117	$2,511

Denominator:
Weighted average common shares outstanding – basic	13,069	10,919
Shares for dilutive stock options, restricted stock andwarrants	615	856
Weighted average common shares outstanding and assumedconversions – diluted	13,684	11,775

Basic earnings per common share:	$0.24	$0.23

Diluted earnings per common share:	$0.23	$0.21

8.	Stock-Based Compensation Plans and Warrants

The Company has five stock plans, only two of which currently have stock options outstanding, which are administered by the Compensation Committee of the Board of Directors. In general, the plans provide for all options to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant.  The original terms of the options typically do not exceed 10 years.  Stock options generally vest over a three to five year period.  Note 8 – Stock Options and Warrants of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be referred to for additional information regarding the stock-based incentive plans.

We recorded compensation expense of $105,000 and $417,000 for the three-month periods ended March 31, 2008 and 2007, respectively, (including $53,000 and $35,000, respectively, related to restricted stock grants to independent directors discussed below).  Unrecognized compensation expense related to stock options at March 31, 2008 and 2007 was $490,000 and $938,000, respectively, to be recognized over a weighted average period of approximately 2.3 years for both.  Proceeds received by the Company from the exercise of 87,190 options for the three months ended March 31, 2008 were approximately $120,000.  No options were granted in the three months ended March 31, 2008 or March 31, 2007.

Unrecognized compensation expense related to restricted stock awards at March 31, 2008 and 2007 was $120,000 and $23,000, respectively, to be recognized over a weighted average period of 4.3 and 0.2 years.  In May 2007, the six independent directors of the Company were each granted 1,598 shares of restricted stock at the market price on the date of grant, or $21.90, which will vest over one year.  In March 2008, five employees were granted an aggregated total of 5,672 shares of restricted stock at $18.16 per share resulting in an expense of $103,000 to be recognized ratably over the five year restriction period.

At March 31, 2008, there were 456,306 shares covered by outstanding stock options and 356,266 shares covered by outstanding stock warrants.

9.	Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in various states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2002 and state income tax examinations for years prior to 2005.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at March 31, 2008 and 2007.

In its 2005 tax return, the Company used net operating tax loss carryforwards (“NOL”) that would have expired during that year instead of deducting compensation expense that originated in 2005 as the result of stock option exercises.  Whether the Company can choose not to take deductions for compensation expense in the tax return and to instead use otherwise expiring NOLs is considered by management to be an uncertain tax position.  In the event that the IRS examines the 2005 tax return and determines that the compensation expense is a required deduction in the tax return, then the Company would deduct the compensation expense instead of the NOL used in the period; however there would be no cash impact on tax paid due to the increased compensation deduction.  In addition, there would be no interest or penalties due as a result of the change.  Based on the Company’s detailed analysis, management has determined that it is more likely than not this position will be sustained upon examination, and this uncertain tax position was determined to have a measurement of $0.

The decrease in the effective income tax rate to 33.1% of income before income taxes and minority interest in the first three months of 2008 from 34.0% for the comparable period in 2007 is a result of various miscellaneous permanent differences offset by the Texas Margins tax effective since July 1, 2007.

10.	Acquisition of Road and Highway Builders, LLC

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of Road and Highway Builders Inc. ("RHB Inc.") then an inactive Nevada Corporation.  The results of RHB and RHB Inc. are included in the Company's consolidated results for the three months ended March 31, 2008 , but not in the comparable period for 2007 as the acquisition was made after March 31, 2007.

RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for state and local governmental agencies.  Its assets consist of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and land with improvements.  RHB Inc’s sole asset is its right as a co-lessee with RHB under a long-term, royalty-based lease of a Nevada quarry on which RHB can mine aggregates for use in its own construction business and for sale to third parties.  During the first quarter of 2008, RHB Inc. has begun crushing stone for the operations of RHB.

The Company paid an aggregate purchase price for the RHB entities of $53.0 million to the sellers.  Additionally, the Company incurred $1.1 million of direct costs related to the acquisition. Ten percent of the purchase price has been placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers.

The minority interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB's income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  The minority interest was recorded at its estimated fair value at the date of acquisition and the difference between the minority owner's interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to minority interest and a reduction in additional paid-in-capital.

Any changes to the estimated fair value of the minority interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($126,000 in the first quarter of 2008) has been accreted to the minority interest liability based on the discount rate used to calculate the fair value of the put at the date of the acquisition.

The following table summarizes the initial allocation of the purchase price, including related direct acquisition costs for the RHB entities (in thousands):

Tangible assets acquired at estimated fair value, including approximately $10,000 of property, plant and equipment	$19,334
Current liabilities assumed	(9,686)
Goodwill	44,496
Total	$54,144

The goodwill is deductible for tax purposes over 15 years.  The purchase price allocation has not been finalized due to the short time period between the acquisition date and the date of the financial statements and certain evaluations currently being made related to the quarry lease.  A preliminary analysis of the assets acquired indicates that there are no separately identifiable intangible assets.  No material adjustments have been made to the initial allocation of the purchase price; however, the nature and the amount of any material adjustments ultimately made to such initial allocation will be disclosed when determined.  For more detail regarding this acquisition, see Notes 13 and 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

11.	Subsequent Events

On May 8, 2008, at the their annual meetings, the Company’s stockholders approved an increase in the number of shares of common stock that the Company is authorized to issue from 14 million shares to 19 million shares and the Company’s board of directors granted, pursuant to the compensation plan for non-employee directors, 2,564 shares of restricted common stock to each of the six non-employee directors, which vest on the day before the 2009 annual stockholders' meeting.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes.  These expectations may or may not be realized.  Some of these expectations may be based upon assumptions or judgments that prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions or reductions in federal, state and local government funding for infrastructure services;

•	adverse economic conditions in our markets in Texas and Nevada;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control;

•	the effects of estimates inherent in our percentage-of-completion accounting policies;

•	cost escalations associated with our fixed-unit-price contracts;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid for contracts based on historical rain and snowfall patterns, the incidence of rain and snowfall may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing; and

•	our ability to successfully identify, finance, complete and integrate acquisitions.

Stockholders and potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates in one segment, heavy civil construction, through Texas Sterling Construction Company Co., ("TSC") and Road and Highway Builders, LLC ("RHB") that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas and Nevada.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

As described in Note 10, on October 31, 2007 the Company purchased a 91.67% interest in RHB thereby expanding its construction activities to Nevada.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Material Changes in Financial Condition

At March 31, 2008, there had been no material changes in the Company’s financial condition since December 31, 2007, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three months ended March 31, 2008 compared with three months ended March 31, 2007

(dollar amounts in thousands) (unaudited):	2008	2007	% change

Revenues	$84,926	$68,888	23.3%
Gross profit	8,101	5,632	43.9%
Gross margin	9.5%	8.2%	15.9%
General, administrative and other expenses	3,458	2,292	50.9%
Operating income	4,643	3,340	39.0%
Operating margin	5.5%	4.8%	14.6%
Interest income, net	157	466	(66.3%)
Income before taxes and minority interest	4,800	3,806	26.1%
Income taxes	1,591	1,295	22.9%
Minority interest in earnings of RHB LLC	92	--	Nm
Net income	$3,117	$2,511	24.1%

Revenues

Revenues increased $16 million due to the inclusion of RHB in the consolidated results for the first quarter of 2008 and an increase in volume in Texas as a result of  improved weather conditions in our Texas markets, and an increase in crews and equipment since the prior year.  Rainfall decreased an average of 30% quarter over quarter in our Texas markets and we had a year-over-year increase in the average number of employees of 19% and a total increase of $33 million of equipment including that acquired with RHB.

 Backlog

At the end of the first quarter of the current year, our backlog of construction projects was $485 million, as compared to $450 million at December 31, 2007. The backlog at March 31, 2008 includes approximately $100 million of backlog applicable to RHB.  At March 31, 2008, we included in backlog approximately $48.3 million of contracts on which we were the apparent low bidder and expect to be awarded the contracts, but as of the quarter end these contracts had not been officially awarded.  Historically, subsequent non-award of such low bids has not had an adverse effect on the Company’s backlog or financial condition.

Gross profit

Gross profit increased $2.5 million for the year-over-year comparison.  This was due to the RHB contribution in 2008 and better weather in Texas than last year, which allowed our crews and equipment to be more productive.

General and administrative expenses, net of other income

General and administrative expenses, net, increased by $1.2 million primarily due to higher compensation expense and the addition of RHB.

Operating income

Operating income increased $1.3 million due to the factors discussed above regarding gross profit and general and administrative expenses.

Interest income and expense

Net interest income is down $309,000 due to a decrease in interest rates and by the imputed interest expense of $126,000 on the put related to the minority interest in RHB.

Income taxes

Our effective income tax rate for the first quarter of 2008 was 33.1% compared to 34.0% for the first quarter of 2007.  The decrease in the effective tax rate is primarily due to various miscellaneous permanent differences partially offset by the Texas Margins Tax.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2008 and March 31, 2007 (in thousands) (unaudited):

	Three months ended
	March 31
	2008	2007
Cash and cash equivalents at end of period	$72,202	$15,153
Net cash provided by (used in):
Operating activities	656	4,560
Investing activities	(4,225)	(7,988)
Financing activities	(4,878)	(9,885)
Decrease in cash and cash equivalents	$(8,447)	$(13,313)

Capital expenditures	$4,467	$7,051
Working capital at end of period	$80,797	$51,837

Operating Activities

Significant non-cash items included in operating activities are:
●
depreciation and amortization, which for the first three months of the current year totaled $3.3 million, an increase of $834,000 from last year, as a result of the continued increase in the size of our construction fleet in recent years and the RHB acquisition;

●	deferred tax expense in 2008 and 2007 of $1.2 and $1.3 million, respectively.

The significant components of the changes in working capital are as follows:
●
contracts receivable decreased $1.2 million in the current year due to the timing of billings to customers as compared to an increase of $7.5 million in contract receivables last year, which was attributable to increased revenue in the first quarter of 2007 versus the final quarter of 2006 and to higher levels of customer retentions;

●
cost and estimated earnings in excess of billings on uncompleted contracts increased by $1.9 million this year due to the timing of billings to customers as discussed above compared to last year’s increase of $1.3 million, which was principally due to the start up of several new jobs;

●
billings in excess of costs on uncompleted contracts decreased by $1.4 million this year, compared with last year’s increase of $2.8 million.  These changes principally reflect fluctuations in the timing and amount of mobilization payments received for the start-up of certain contracts with the fluctuations in 2008 being partially offset by the seasonal increase in billings on RHB's contracts in progress;

●
trade payables, which decreased by $5.3 million in the first three months of this year, due to more timely payment of invoices and a lower volume of materials that were  purchased in March 2008 versus December 2007.  Accounts payable increased $5.8 million in the first three months of 2007 as a result of changes in the volume of materials and sub-contractors in that period due to a change in the mix of contracts in progress.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office facilities totaled $4.5 million in the first three months of 2008, compared with a total of $7.1 million of equipment purchases in the same period last year.  Capital equipment is acquired as needed to support our work crews and backlog and to replace retiring equipment.  We plan to continue the expansion of our equipment fleet over the remainder of the year, in line with the growth in our revenues.

In the final quarter of 2007, we had $54,000 invested in a money market account and classified as a short-term investment.  In the first quarter of 2008 we liquidated this investment and ceased investing surplus funds in short-term investments due to the volatility in the credit markets and are currently holding such surplus funds in cash and cash equivalents.

Financing activities

Financing activities in the first three months of 2008 reflect primarily a reduction of $5.0 million in borrowings under our $75.0 million Credit Facility as compared to a $10.0 million reduction in borrowings under the predecessor $35.0 million credit facility in the first quarter of 2007.  The amounts of borrowings under the Credit Facility are based on the Company's expectations of working capital requirements.

Liquidity

The level of working capital for our construction business varies due to fluctuations in:
•	customer receivables and contract retentions;
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments and progress billings;
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

The $1.4 million decrease in working capital at March 31, 2008 versus December 31, 2007 is due to the reduction in borrowings under our Credit Facility and purchases of property and equipment partially offset by income before depreciation and deferred income taxes for the quarter.

The increase in our working capital at March 31, 2008 versus the March 31, 2007 was due to earnings for the trailing 12 months, the proceeds of our public offering in December 2007 and the increase in borrowings of $40.0 million under our Credit Facility partially offset by our purchase of the RHB entities in October 2007 and capital expenditures during that twelve-month period.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements and expects no other material changes in its liquidity.

Sources of Capital

In addition to our cash balances and cash provided from operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

In October 2007, we entered into a new Credit Facility with Comerica Bank which matures October 31, 2012.  The Credit Facility allows for borrowing of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2008, the aggregate borrowings outstanding under the Credit Facility were $60.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  In addition, at March 31, 2008, we had cash and cash equivalents of $72.2 million.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three months ended March 31, 2008 was approximately 6.50%.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at March 31, 2008.

Inflation

We do not believe that inflation has had a material impact on our financial results during recent years, although increases in oil product prices have recently affected the costs of operating our construction fleet, producing concrete and asphalt, transporting materials and the purchase price of certain materials. Anticipated cost increases, such as those discussed above, are considered in our bids to customers on proposed new construction projects. Where we are the successful bidder, we lock in the prices of most materials and services, other than oil products, with our suppliers and subcontractors, thereby mitigating future price increases. There can be no assurance, however, that continued price increases in oil products used in our business will be adequately covered by the estimated escalation we have included in our bids or that other commodity suppliers will continue to fix their prices for the duration of future projects.

Construction Markets

We operate in the heavy civil construction segment for infrastructure projects in Texas and Nevada, specializing in transportation and water infrastructure. Demand for this infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on Federal, state and local authorizations.

According to the 2006 census, Texas is the second largest state in population in the U.S. with 23.5 million people and a population growth of 12.7% since 2000, almost double the 6.4% growth rate for the U.S. as a whole over the same period. Three of the largest 10 cities in the U.S. are located in Texas and we have operating divisions in each of those cities: Houston, Dallas/Ft. Worth and San Antonio. Nevada has undergone even more rapid growth, with the state’s population expanding 24.9% since 2000 to 2.5 million people in 2006.

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill, which authorized $286 billion for transportation spending through 2009. Of this total, the Texas Department of Transportation (“TXDOT”) and the Nevada Department of Transportation (“NDOT”) were originally allocated approximately $14.5 billion and $1.3 billion, respectively, over the five years of the authorization. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. While recent public statements by TXDOT officials indicate potential TXDOT funding shortfalls and reductions in spending, transportation leaders have identified $188 billion in needed construction projects to create an acceptable transportation system in Texas by 2030.  NDOT expenditures totaled $740 million in 2006 and have had an annual increase of 9.9% since 2001.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets is difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we could potentially do business are in excess of $1 billion annually.

While our business does not include residential infrastructure work, the slow-down in housing demand nationally, and to a lesser extent in Texas, has caused a softer bidding climate in our water infrastructure markets and has caused some residential infrastructure contractors to bid on transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices.

As discussed above, our backlog of construction projects was $485 million at March 31, 2008, including $389 million that we estimate will be completed by December 31, 2008, versus backlog of $450 million at December 31, 2007—this increase in backlog is after recognizing revenues earned of $85 million in the first quarter of 2008.

To date this year, the Company has had only one project scope reduction as a result of reduced funding authorization and the amount of such scope reduction was not material to our backlog.  The Company had no project cancellations for any reason.  The current bidding climate various somewhat by locality with the Dallas and San Antonio regions being stronger than the Houston and Nevada regions.  We continue, however,  to bid projects that fit our expertise and criteria for potential revenues and gross margins and, while some of our markets are softer and more competitive, management believes the Company has the resources and experience to continue to compete successfully for available projects.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

Changes in interest rates are our primary sources of market risk.  At March 31, 2008, $60 million of our outstanding indebtedness was at floating rates.  An increase of 1% in the market rate of interest would have increased our interest expense for the three months ended March 31, 2008 by approximately $5,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2008 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of James H. Allen, Jr., Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
32.0	Certification of Patrick T. Manning, Chief Executive Officer and James H. Allen, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 12, 2008	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date: May 12, 2008	By:	/s/ James H. Allen, Jr.
James H. Allen, Jr.
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC..
Quarterly Report on Form 10-Q for Period Ended March 31, 2008
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