Form 10-Q
period 2008-06-30
STERLING CONSTRUCTION CO INC
filed 2008-08-11
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At August 1, 2008, there were 13,117,748 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2008

PART I
Item 1    Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$85,197	$80,649
Short-term investments	--	54
Contracts receivable, including retainage	63,617	54,394
Costs and estimated earnings in excess of billings on uncompletedcontracts	5,904	3,747
Inventories	1,147	1,239
Deferred tax asset, net	1,088	1,088
Deposits and other current assets	1,392	1,779
Total current assets	158,345	142,950
Property and equipment, net	76,245	72,389
Goodwill	57,232	57,232
Other assets, net	1,795	1,944
Total assets	$293,617	$274,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,739	$27,190
Billings in excess of costs and estimated earnings on uncompleted contracts	33,349	25,349
Current maturities of long term obligations	73	98
Income taxes payable	1,246	1,102
Other accrued expenses	7,720	7,148
Total current liabilities	73,127	60,887
Long-term liabilities:
Long-term debt, net of current maturities	60,519	65,556
Deferred tax liability, net	5,593	3,098
Minority interest in subsidiary	7,063	6,362
	146,302	75,016
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000shares, 13,117,748 and 13,006,502 shares issued	131	130
Additional paid-in capital	148,231	147,786
Accumulated deficit	(1,047)	(9,304)
Total stockholders’ equity	147,315	138,612
Total liabilities and stockholders’ equity	$293,617	$274,515

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$106,728	$71,275	$191,654	$140,163
Cost of revenues	94,988	63,229	171,813	126,485
Gross profit	11,740	8,046	19,841	13,678
General and administrative expenses	(3,442)	(2,876)	(6,889)	(5,476)
Other income (expense)	(91)	108	(102)	416
Operating income	8,207	5,278	12,850	8,618
Interest income	223	475	510	941
Interest expense	(152)	(42)	(282)	(42)
Income before income taxes and minority interest	8,278	5,711	13,078	9,517
Income tax expense	(2,781)	(1,914)	(4,372)	(3,209)
Minority interest in earnings ofsubsidiary	(357)	--	(449)	--

Net income	$5,140	$3,797	$8,257	$6,308

Net income per share:
Basic	$0.39	$0.35	$0.63	$0.58
Diluted	$0.37	$0.32	$0.60	$0.54

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,110,500	10,969,513	13,089,682	10,944,654
Diluted	13,783,307	11,783,284	13,695,000	11,768,881

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2008	13,007	$130	$147,786	$(9,304)	$138,612

Net income	--	--	--	8,257	8,257

Stock issued upon option exercises	90	1	122	--	123

Excess tax benefits from exercise of stock options	--	--	233	--	233

Issuance and amortization of restricted stock	21	0	125	--	125

Stock-based compensation expense	--	--	108	--	108

Expenditures related to 2007 equity offering	--	--	(143)	--	(143)

Balance at June 30, 2008	13,118	$131	$148,231	$(1,047)	$147,315

The accompanying notes are an integral part of these condensed consolidated financial statements

 STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Net income	$8,257	$6,308
Adjustments to reconcile income from operations to
net cash provided by operating activities:
Depreciation and amortization	6,552	4,661
Loss (gain) on sale of property and equipment	102	(377)
Deferred tax expense	2,495	3,078
Stock-based compensation expense	233	858
Excess tax benefits from exercise of stock options	(233)	--
Interest expense accreted on minority interest	252	--
Minority interest in net earnings of subsidiary	449	--
Other changes in operating assets and liabilities:
Increase in contracts receivable	(9,222)	(8,011)
Increase in costs and estimated earnings
in excess of billings on uncompleted contracts	(2,157)	(3,404)
(Increase) decrease in other current assets	380	(418)
Increase in accounts payable	3,549	6,700
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	8,001	3,260
Increase (decrease) in other accrued expenses	949	(1,486)
Net cash provided by operating activities	19,607	11,169
Cash flows from investing activities:
Additions to property and equipment	(11,056)	(16,634)
Proceeds from sale of property and equipment	671	865
Purchases of short-term securities, available for sale	--	(49,512)
Sales of short-term securities, available for sale	54	45,975
Net cash used in investing activities	(10,331)	(19,306)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	120,000	25,000
Cumulative daily reductions – Credit Facility	(125,062)	(30,062)
Payments received on note receivable	121	154
Excess tax benefits from exercise of stock options	233	--
Issuance of common stock pursuant to the exercise of options	123	175
Expenditures related to 2007 equity offering	(143)	--
Net cash used by financing activities	(4,728)	(4,733)
Net increase (decrease) in cash and cash equivalents	4,548	(12,870)

Cash and cash equivalents at beginning of period	80,649	28,466
Cash and cash equivalents at end of period	$85,197	$15,596
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97	$44
Cash paid during the period for taxes	$1,500	$90

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2008 and the results of operations and cash flows for the periods presented.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement which was effective for financial statements issued after November 15, 2007, applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt certain provisions of SFAS 157 related to non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

4.           Cash and Cash Equivalents and Short-term Investments:

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at June 30, 2008 and December 31, 2007 are uninsured temporary cash investments of $84.9 million and $21.9 million, respectively, in money market funds stated at fair value.  Additionally, the Company maintains cash in bank deposit accounts that at times, including June 30, 2008, may exceed federally insured limits.

The Company classifies any short-term investments as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At June 30, 2008, the Company had no short-term securities available for sale.

5.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.           Property and Equipment (in thousands)

	June 30, 2008	December 31, 2007
Construction equipment	$91,595	$83,739
Transportation equipment	11,104	9,279
Buildings	1,562	1,573
Office equipment	563	602
Construction in progress	2,342	856
Land	2,718	2,718
Water rights	200	200
	110,084	98,967
Less accumulated depreciation	(33,839)	(26,578)
	$76,245	$72,389

Construction in progress at June 30, 2008 consists of third-party costs incurred in construction of an office addition and shop buildings.

7.           Income per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At June 30, 2008 and 2007, there were 82,300 and 81,300, respectively, common stock options with a weighted average exercise price per share of $24.90 and $25.02, respectively, that were excluded from the calculation of diluted income per share as they were anti-dilutive.  The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three and six months ended June 30, 2008 and June 30, 2007, respectively, (in thousands, except per share data):

	Three months ended June 30,
	2008	2007
Numerator:
Net income	$5,140	$3,797

Denominator:
Weighted average common shares outstanding – basic	13,111	10,970
Shares for dilutive stock options, restricted stock andwarrants	673	813
Weighted average common shares outstanding and assumedconversions – diluted	13,783	11,783

Basic earnings per common share:	$0.39	$0.35

Diluted earnings per common share:	$0.37	$0.32

	Six months ended June 30,
	2008	2007
Numerator:
Net income	$8,257	$6,308

Denominator:
Weighted average common shares outstanding – basic	13,090	10,945
Shares for dilutive stock options, restricted stock andwarrants	605	824
Weighted average common shares outstanding and assumedconversions – diluted	13,695	11,769

Basic earnings per common share:	$0.63	$0.58

Diluted earnings per common share:	$0.60	$0.54

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

We recorded compensation expense of $233,000 and $858,000 for the six-month periods ended June 30, 2008 and 2007, respectively, (including $125,000 and $93,000, respectively, related to restricted stock grants to independent directors and certain employees discussed below).  For the quarters ended June 30, 2008 and 2007, we recorded $128,000 and $308,000, respectively, (including $73,000 and $50,000, respectively, related to restricted stock grants to non-employee directors and certain employees).  Unrecognized compensation expense related to stock options at June 30, 2008 and 2007 was $435,000 and $556,000, respectively, to be recognized over a weighted average period of approximately 2.4 and 2.2 years, respectively.  Proceeds received by the Company from the exercise of 3,000 and 90,190 options for the three and six months ended June 30, 2008, respectively were approximately $3,000 and $123,000, respectively.  No options were granted in the six months ended June 30, 2008 or 2007.

Unrecognized compensation expense related to restricted stock awards at June 30, 2008 and 2007 was $348,000 and $175,000, respectively, to be recognized over a weighted average period of 1.6 and 0.8 years.  In May 2008 and 2007, the six non-employee directors of the Company were each granted 2,564 and 1,598 shares of restricted stock, respectively, at the market price on the date of grant, or $19.50 and $21.90, respectively, which will be recognized ratably over the one year restriction period.  In March 2008, five employees were granted an aggregated total of 5,672 shares of restricted stock at $18.16 per share resulting in an expense of $103,000 to be recognized ratably over the five year restriction period.

At June 30, 2008, there were 453,106 shares covered by outstanding stock options and 356,266 shares covered by outstanding stock warrants.

9.           Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in certain states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2004.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at June 30, 2008 and 2007.

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

The effective income tax rates were 33.6% and 33.4% of income before income taxes and minority interest for the three and six months ended June 30, 2008 and 33.5% and 33.7% for the comparable periods in 2007.  The difference between the effective tax rates and the statutory rate of 35% is the result of various miscellaneous permanent differences, including the portion of earnings of subsidiary taxed to the minority interest owner, offset by the revised Texas franchise tax effective since July 1, 2007.

10.           Acquisition of Road and Highway Builders, LLC

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of Road and Highway Builders Inc. ("RHB Inc.") then an inactive Nevada Corporation.  The results of RHB and RHB Inc. are included in the Company's consolidated results for the three and six months ended June 30, 2008, but not in the comparable periods for 2007 as the acquisition was made after June 30, 2007.

RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for state and local governmental agencies.  Its assets consist of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and land with improvements.  RHB Inc’s sole asset is its right as a co-lessee with RHB under a long-term, royalty-based lease of a Nevada quarry on which RHB can mine aggregates for use in its own construction business and for sale to third parties.  During the first quarter of 2008, RHB Inc. began crushing stone for the operations of RHB.

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

Any changes to the estimated fair value of the minority interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($252,000 and $126,000 for the six and three months ended June 30, 2008) has been accreted to the minority interest liability based on the discount rate used to calculate the fair value of the put at the date of the acquisition.

The following table summarizes the allocation of the purchase price, including related direct acquisition costs for the RHB entities (in thousands):

Tangible assets acquired at estimated fair value, includingapproximately $10,000 of property, plant and equipment	$19,334
Current liabilities assumed	(9,686)
Goodwill	44,496
Total	$54,144

The goodwill is deductible for tax purposes over 15 years.  The purchase price allocation has been finalized and there were no separately identifiable intangible assets, other than goodwill.  No material adjustments have been made to the initial allocation of the purchase price.  For more detail regarding this acquisition, see Notes 13 and 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

11.           Subsequent Events

On July 16, 2008, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission ("SEC").  Under this shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $80.0 million.  The securities described in the prospectus include common and preferred stock, debt securities, warrants, units, and guarantees of debt securities.  Net proceeds from the sales of the offered securities may be used for working capital needs, capital expenditures and other expenditures related to general corporate purposes, including future acquisitions.

On July 23, 2008, an oil supplier, SemMaterials, L.P., filed a Chapter 11 bankruptcy petition.  SemMaterials had contracted to supply a particular grade of oil directly to the Company to produce asphalt for one of our projects in Nevada and to an asphalt subcontractor on another of our projects in Nevada; however, SemMaterials has indicated that it will be unable to do so.  The supply of this particular grade of oil in Nevada is currently limited and the price of the oil is higher than the contracted price.  The Nevada Department of Transportation ("NDOT") recognizes the magnitude of problems caused by SemMaterials' defaults and has expressed a willingness to work with contractors on the redesign of affected projects.  Until the redesign of these projects is resolved with NDOT, it is too early to predict the effect, if any, of this issue on estimated profitability on these projects.  In addition, the redesign of the affected projects will have an effect on our ability to complete portions of these projects in 2008 which we had planned on installing this year and, therefore, we estimate 2008 revenue could be as much as $25.0 million less than we had planned.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, reductions in federal, state and local government funding for infrastructure services and changes in those governments laws and regulations;

•	adverse economic conditions in our markets in Texas and Nevada and the availability, cost and skill level of workers in those geographic locations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages or obtaining required governmental permits and approvals;

•	actions of suppliers, subcontractors, customers, competitors and others which are beyond our control including suppliers' and subcontractors' failure to perform;

•
cost escalations associated with our fixed-unit-price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregates, fuel and other construction materials;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid for contracts based on historical rain and snowfall patterns, the incidence of rain and snowfall may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•
the effects of estimates inherent in our percentage-of-completion accounting policies including onsite conditions that differ from those assumed in the original bid, contract modifications, mechanical problems with our machinery or equipment and the effects of other risks discussed above; and

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates in one segment, heavy civil construction, through Texas Sterling Construction Co., ("TSC"), Road and Highway Builders, LLC ("RHB") and Road and Highway Builders Inc. that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing population markets in Texas and Nevada.  Road and Highway Builders of California, Inc., an 80% owned subsidiary, was recently formed to bid and perform work in California.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Material Changes in Financial Condition

At June 30, 2008, there had been no material changes in the Company’s financial condition since December 31, 2007, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three months ended June 30, 2008 compared with three months ended June 30, 2007

(dollar amounts in thousands) (unaudited):	2008	2007	% change

Revenues	$106,728	$71,275	49.7%
Gross profit	11,740	8,046	45.9%
Gross margin	11.0%	11.3%	(2.7%)
General, administrative and other expenses	3,442	2,768	24.3%
Operating income	8,207	5,278	55.5%
Operating margin	7.7%	7.4%	4.1%
Interest income, net	71	433	(83.6%)
Income before taxes and minority interest	8,278	5,711	44.9%
Income taxes	2,781	1,914	45.3%
Minority interest in earnings of subsidiary	357	--	Nm
Net income	$5,140	$3,797	35.4%

Revenues
Revenues increased $35.5 million.  The majority of the increase was due to the revenues earned by our Nevada operations which were included in the consolidated results of operations for the six months of 2008 after being acquired in late 2007.  Also contributing to the increased volume of work performed was the improved weather conditions in our Texas markets, and an increase in crews and equipment since the prior year.  Rainfall decreased an average of 69% quarter over quarter in our Texas markets and we had a year-over-year increase in the average number of employees of 20% and a total increase of $25.9 million of property and equipment including that acquired with RHB.

 Backlog
At the end of the second quarter of the current year, our backlog of construction projects was $514 million, as compared to $485 million at the end of the first quarter of 2008. In the second quarter of 2008, we were awarded $136 million of new contracts.  The backlog at June 30, 2008 includes approximately $379 million and $135 million of backlog applicable to Texas and Nevada, respectively, and approximately $252 million expected to be completed in the last six months of 2008.  At June 30, 2008, we included in backlog approximately $31 million of contracts on which we were the apparent low bidder and expect to be awarded the contracts, but as of the quarter end these contracts had not been officially awarded.  Historically, subsequent non-award of such low bids has not had an adverse effect on the Company’s backlog or financial condition.

Gross profit
Gross profit increased $3.7 million and $6.1 million in the second quarter and first six months of 2008, respectively, over the comparable periods in 2007.  This was due to the contribution of our Nevada operations in 2008 and better weather in Texas than last year, which allowed our crews and equipment to be more productive, offset by disappointing results on certain Texas highway projects as discussed below.

During the second quarter of 2008, a long-standing vendor in our Houston market advised us that it would be unable to fulfill its commitment to furnish us steel on a project at contracted terms, which had a negative impact of $1.0 million on estimated total gross profit on this project. Approximately $600,000 of the impact was recorded in the second quarter of 2008 for this matter based on the percentage of completion of the project.

In addition, due to the unanticipated significant increases this year in the prices of gasoline and diesel fuel across all of our markets, we have incurred additional costs of approximately $1.0 million, primarily in the second quarter of 2008. We have revised our estimated total cost on projects for currently anticipated additional costs of gasoline and diesel fuel.

We achieved less than satisfactory execution on three projects in our Dallas market, which we attribute  primarily to that market’s recent significant growth in operations.  As a result, we recorded a reduction in gross profit of approximately $1.0 million on those three projects in the second quarter of 2008 and will realize reduced gross profit on those projects through completion. We have taken steps to improve communication and oversight on all projects in that market and believe these steps will enable us to maintain or improve margins on these projects.

Subsequent to June 30, 2008, an oil supplier, SemMaterials, L.P.,   filed a Chapter 11 bankruptcy petition. SemMaterials had contracted to supply a particular grade of oil directly to the Company to produce asphalt for one of our projects in Nevada and to an asphalt subcontractor on another one of our projects in Nevada; however, SemMaterials has indicated that it will be unable to do so. The supply of this particular grade of oil in Nevada is currently limited and the price of the oil is higher than the contracted price. The Nevada Department of Transportation ("NDOT") recognizes the magnitude of the problems caused by SemMaterials' defaults and has expressed a willingness to work with contractors on the redesign of affected projects. Until the redesign of these projects is resolved with NDOT, it is too early to predict the effect, if any, of this issue on estimated profitability on these projects. In addition, the redesign of the affected projects will have an effect on our ability to complete portions of these projects in 2008 which we had planned on installing this year and, therefore, we estimate 2008 revenue could be as much as $25.0 million less than we had planned.

General and administrative expenses, net of other income
General and administrative expenses, net, increased by $0.7 million in the second quarter of 2008 versus 2007, primarily due to higher compensation expense and the addition of our Nevada operations.  As a percent of revenues, G&A was 3.2% for the second quarter of 2008 versus 3.9% of revenues for the comparable prior year quarter.  These expenses do not vary directly with the volume of work performed on contracts.

Operating income
Operating income increased $2.9 million in the second quarter of 2008 over 2007, due to the factors discussed above regarding gross profit and general and administrative expenses.

Interest income and expense
Net interest income was $362,000 less in the second quarter of 2008 than 2007, due to a decrease in interest rates on cash and short-term investments plus the imputed interest expense of $126,000 on the put related to the minority interest in RHB.

Income taxes
Our effective income tax rate for the first quarter of 2008 was 33.6% compared to 33.5% for the second quarter of 2007.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

(dollar amounts in thousands) (unaudited):	2008	2007	% change

Revenues	$191,654	$140,163	36.7%
Gross profit	19,841	13,678	45.1%
Gross margin	10.4%	9.8%	6.1%
General, administrative and other expenses	6,991	5,060	38.2%
Operating income	12,850	8,618	49.1%
Operating margin	6.7%	6.1%	9.8%
Interest income, net	228	899	(74.7%)
Income before taxes and minority interest	13,078	9,517	37.4%
Income taxes	4,372	3,209	36.2%
Minority interest in earnings of subsidiary	449	--	Nm
Net income	$8,257	$6,308	30.9%

Revenues
       Revenues increased $51.5 million.  The majority of the increase was due to the revenues earned by our Nevada operations. Also contributing to the increased volume of work performed was the improved weather conditions in our Texas markets, and an increase in crews and equipment since the prior year.  Rainfall decreased an average of 54% year over year in our Texas markets and we had a year-over-year increase in the average number of employees of 20% and a total increase of $25.9 million of property and equipment including that acquired with RHB.

Backlog
At the end of the second quarter of the current year, our backlog of construction projects was $514 million, as compared to $450 million at December 31, 2007. We were awarded approximately $256 million of new contracts in the first six months of 2008.

Gross profit
Gross profit increased $6.1 million for the six-month period-over-period comparison.  This was due to the contribution of our Nevada operations in 2008 and better weather in Texas than last year, which allowed our crews and equipment to be more productive, offset by the factors discussed above under "Gross Profit" for the second quarter of 2008.

General and administrative expenses, net of other income
General and administrative expenses, net, increased by $1.9 million for the first xis months of 2008 from 2007 primarily due to higher compensation expense and the addition of our Nevada operations.

Operating income
Operating income increased $4.2 million due to the factors discussed above regarding gross profit and general and administrative expenses.

Interest income and expense
Net interest income was $671,000 less for the six-month period-over-period comparison due to a decrease in interest rates on cash and short-term investments plus the imputed interest expense of $252,000 on the put related to the minority interest in RHB.

Income taxes
Our effective income tax rate for the first six months of 2008 was 33.4% compared to 33.7% for the first six months of 2007.  The difference between the effective tax rate and the statutory tax rate is the result of various miscellaneous permanent differences, including the portion of earnings of subsidiary taxed to the minority interest owner, offset by the revised Texas franchise tax which became effective July 1, 2007.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2008 and June 30, 2007 (in thousands) (unaudited):

	Six months ended
	June 30
	2008	2007
Cash and cash equivalents at end of period	$85,197	$15,596
Net cash provided by (used in):
Operating activities	19,607	11,169
Investing activities	(10,331)	(19,306)
Financing activities	(4,728)	(4,733)
Increase (decrease) in cash and cash equivalents	$4,548	$(12,870)

Capital expenditures	$11,056	$16,634
Working capital at end of period	$85,218	$53,906

Operating Activities

Significant non-cash items included in operating activities are:
●
depreciation and amortization, which for the first six months of the current year totaled $6.6 million, an increase of $1.9 million from last year, as a result of the continued increase in the size of our construction fleet in recent years and the RHB acquisition;

●	deferred tax expense in 2008 and 2007 of $2.5 and $3.1 million, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes

Besides net income of $8.3 million and the non-cash items discussed above, significant components of the changes in working capital are as follows:

●
contracts receivable increased by $11.0 million as of June 30, 2008 due to the increase in year to date revenues of $51.5 million, including those of the Nevada operations, as compared to an increase of $8.0 million in 2007 in contract receivables which was due to an increase in revenue and a higher level of customer retentions;

●
cost and estimated earnings in excess of billings on uncompleted contracts increased by $2.2 million as of June 30, 2008, which was due to the timing of billings to customers, compared to an increase of $3.4 million as of June 30, 2007, which was principally due to the start up of several new jobs;

●
billings in excess of costs and estimated earnings on uncompleted contracts increased by $8.0 million as of June 30, 2008, compared with an increase of $3.3 million as of June 30, 2007.  These changes principally reflect increased billings as a result of increased volume of work-in-progress;

●
accounts payable increased by $5.3 million in the first six months of this year due to the increased volume of work-in-progress.  Accounts payable increased $6.7 million in the first six months of 2007 as a result of changes in the volume of materials and sub-contractor services purchased in that period.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $11.1 million in the first six months of 2008, compared with a total of $16.6 million of property and equipment purchases in the same period last year.  Capital equipment is acquired as needed to support our work crews and backlog and to replace retiring equipment.  We plan to continue the expansion of our equipment fleet over the remainder of the year, in line with the increase during the first six months of 2008.

Financing activities

Financing activities in the first six months of 2008 primarily reflect a reduction of $5.0 million in borrowings under our $75.0 million Credit Facility as compared to a $5.0 million reduction in borrowings under the predecessor $35.0 million credit facility in the first six months of 2007.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

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

As of June 30, 2008, we had working capital of $85.2 million, an increase of $3.2 million over December 31, 2007.  Working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer-lived projects.  The increase in working capital was mainly the result of cash provided by operations of $19.6 million offset by purchases of property and equipment of $11.0 million and net repayment of debt of $5.0 million.

The increase of $31.3 million in our working capital at June 30, 2008 versus June 30, 2007 was due to earnings for the trailing 12 months, the net proceeds of $34.5 million from our public offering in December 2007 and the increase in borrowings of $35.0 million under our Credit Facility partially offset by our purchase of the RHB entities in October 2007 and capital expenditures during that twelve-month period.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and expects no other material changes in its liquidity.

Sources of Capital

In addition to our available cash and cash equivalents balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

In October 2007, we entered into a new Credit Facility with Comerica Bank which matures October 31, 2012.  The Credit Facility allows for borrowings of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2008, the aggregate borrowings outstanding under the Credit Facility were $60.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was $13.2 million at June 30, 2008.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three and six months ended June 30, 2008 was approximately 5.38% and 6.25%, respectively.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at June 30, 2008.

In addition, as discussed in Note 11 to the accompanying financial statements, the Company has filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") and, in one or more offerings, may sell equity and/or debt securities up to a total amount of $80.0 million, the proceeds of which may be used for working capital, capital expenditures and general corporate purposes, including future acquisitions.

Inflation
Until recently, inflation has not had a material impact on our financial results; however, this year increases in oil, fuel and steel product prices have affected the costs of operating our construction fleet, producing and installing concrete and asphalt, transporting materials and the purchase price of certain other materials. Anticipated cost increases, such as those discussed above, are considered in our bids to customers on proposed new construction projects.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices and quantities of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  This year there have, however, been two vendors that had contracted to furnish materials on two of our 60 jobs who have indicated that they would not be able to fulfill their supply commitments or that they would need a price increase.

There can be no assurance that oil, fuel, steel or other materials used in our business will be adequately covered by the estimated escalation we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects where we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

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

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill, which authorized $286 billion for transportation spending through 2009. Of this total, the Texas Department of Transportation (“TXDOT”) and the Nevada Department of Transportation (“NDOT”) were originally allocated approximately $14.5 billion and $1.3 billion, respectively, over the five years of the authorization. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. While recent public statements by TXDOT officials indicate potential TXDOT funding shortfalls and reductions in spending, transportation leaders have identified $188 billion in needed construction projects to create an acceptable transportation system in Texas by 2030.  NDOT expenditures totaled $740 million in 2006 and have had an annual increase of 9.9% since 2001.  Recent reductions in driving in the U.S. and the resultant effect on federal and state gasoline taxes collected may further limit spending by both federal and state authorities.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets is difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we operate are providing funding of in excess of $1 billion annually.

While our business does not include residential infrastructure work, the slow-down in housing demand in Nevada, and to a lesser extent in Texas, has caused a softer bidding climate in our infrastructure markets and has caused some residential infrastructure contractors to bid on transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices.  In addition, the nationwide declines in home sales and increase in foreclosures and the resultant decrease in property and sales taxes could adversely affect expenditures by state and local governments.

As discussed above, our backlog of construction projects was $514 million at June 30, 2008, including $252 million that we estimate will be completed by December 31, 2008, versus backlog of $450 million at December 31, 2007—this increase in backlog is after recognizing revenues earned of $192 million in the first half of 2008.

To date this year, the Company has had only one project scope reduction as a result of reduced funding authorization and the amount of such scope reduction was not material to our backlog.  The Company had no project cancellations for any reason.  The bidding climate varies somewhat by locality; however, we continue to bid projects that fit our expertise and criteria for potential revenues and gross margins and, while our markets are softer and more competitive in the current economic climate, management believes the Company has the resources and experience to continue to compete successfully for available projects.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

Changes in interest rates are our primary sources of market risk.  At June 30, 2008, $60 million of our outstanding indebtedness was at floating rates.  An increase of 1% in the market rate of interest would have increased our interest expense for the six months ended June 30, 2008 by approximately $8,000.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2008 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the
Company's management including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.                      Defaults upon Senior Securities
None

Item 4.                      Submission of Matters to a Vote of Security Holders

Date of Meeting: May 8, 2008
Type of Meeting: Annual Meeting of Stockholders
Election of Directors.	For	Against	Abstain	Broker Non-Votes
Patrick T. Manning	7,260,875	3,697,071	14,491	-0-
Joseph P. Harper, Sr.	7,619,176	3,698,564	14,696	-0-
Adoption of an Amended and Restated Certificate of Incorporation.	7,493,031	3,809,141	30,263	-0-
Adoption of an amendment to Article FOURTH of the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 14 million shares to 19 million shares.	10,759,947	555,524	16,963	-0-
Ratification of the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for 2008.	11,304,309	18,296	9,829	-0-

Item 5.                      Other Information
None

Item 6.                      Exhibits
Exhibit No.     Description

3.1	Certificate of Incorporation of Sterling Construction Company, Inc. incorporating all amendments made through May 8, 2008.
10.1#*	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc.
31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of James H. Allen, Jr., Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
32.0	Certification of Patrick T. Manning, Chief Executive Officer and James H. Allen, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING CONSTRUCTION COMPANY, INC.

Date: August 11, 2008	By:	/s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date: August 11, 2008	By:	/s/ James H. Allen, Jr.
James H. Allen, Jr.
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC...
Quarterly Report on Form 10-Q for Period Ended June 30, 2008
Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Sterling Construction Company, Inc. incorporating all amendments made through May 8, 2008.

10.1#*	Summary of Compensation for Non Employee Directors of Sterling Construction Company, Inc.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith