Form 10-Q
period 2008-09-30
STERLING CONSTRUCTION CO INC
filed 2008-11-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At November 1, 2008, there were 13,165,152 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2008

PART I
Item 1                      Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$62,094	$80,649
Short-term investments	17,383	54
Contracts receivable, including retainage	67,241	54,394
Costs and estimated earnings in excess of billings on uncompleted contracts	7,991	3,747
Inventories	1,099	1,239
Deferred tax asset, net	1,006	1,088
Prepaid Federal income tax	1,075	--
Deposits and other current assets	1,278	1,779
Total current assets	159,167	142,950
Property and equipment, net	78,582	72,389
Goodwill	57,232	57,232
Other assets, net	1,732	1,944
Total assets	$296,713	$274,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,488	$27,190
Billings in excess of costs and estimated earnings on uncompleted contracts	25,120	25,349
Current maturities of long term obligations	74	98
Income taxes payable	--	1,102
Other accrued expenses	9,924	7,148
Total current liabilities	65,606	60,887
Long-term liabilities:
Long-term debt, net of current maturities	60,501	65,556
Deferred tax liability, net	9,288	3,098
Minority interest in subsidiary	7,557	6,362
Total long-term liabilities	77,346	75,016
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000shares, 13,142,932 and 13,006,502 shares issued and outstanding	131	130
Additional paid-in capital	148,700	147,786
Retained earnings (deficit)	4,930	(9,304)
Total stockholders’ equity	153,761	138,612
Total liabilities and stockholders’ equity	$296,713	$274,515

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues	$114,148	$77,714	$305,802	$217,877
Cost of revenues	101,576	69,799	273,389	196,284
Gross profit	12,572	7,915	32,413	21,593
General and administrative expenses	(3,201)	(3,257)	(10,090)	(8,750)
Other income (expense)	61	--	(41)	433
Operating income	9,432	4,658	22,282	13,276
Interest income	303	480	813	1,421
Interest expense	(144)	(13)	(426)	(55)
Income before income taxes andminority interest	9,591	5,125	22,669	14,642
Income tax expense	(3,245)	(1,682)	(7,616)	(4,890)
Minority interest in earnings ofsubsidiary	(368)	--	(819)	--

Net income	$5,978	$3,443	$14,234	$9,752

Net income per share:
Basic	$0.46	$0.31	$1.09	$0.89
Diluted	$0.44	$0.29	$1.04	$0.83

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,125,671	11,003,346	13,101,766	10,962,009
Diluted	13,705,477	11,774,116	13,702,800	11,765,287

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at January 1, 2008	13,007	$130	$147,786	$(9,304)	$138,612

Net income	--	--	--	14,234	14,234

Stock issued upon option and warrantexercises	112	1	162	--	163

Excess tax benefits from exercise of stockoptions	--	--	522	--	522

Issuance and amortization of restricted stock	24	--	214	--	214

Stock-based compensation expense	--	--	159	--	159

Expenditures related to 2007 equity offering	--	--	(143)	--	(143)

Balance at September 30, 2008	13,143	$131	$148,700	$4,930	$153,761

 The accompanying notes are an integral part of these condensed consolidated financial statements

                             STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Nine months ended September 30,
	2008	2007
Net income	$14,234	$9,752
Adjustments to reconcile income from operations to
net cash provided by operating activities:
Depreciation and amortization	9,755	6,764
Loss (gain) on sale of property and equipment	41	(390)
Deferred tax expense	6,272	4,646
Stock-based compensation expense	373	982
Excess tax benefits from exercise of stock options	(522)	--
Interest expense accreted on minority interest	378	--
Minority interest in net earnings of subsidiary	819	--
Other changes in operating assets and liabilities:
(Increase) in contracts receivable	(12,846)	(9,693)
(Increase) in costs and estimated earnings
in excess of billings on uncompleted contracts	(4,244)	(4,090)
(Increase) decrease in other current assets	(596)	94
Increase in accounts payable	3,298	4,884
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	(228)	443
Increase in other accrued expenses	2,195	1,256
Net cash provided by operating activities	18,929	14,648
Cash flows from investing activities:
Additions to property and equipment	(16,972)	(23,033)
Proceeds from sale of property and equipment	1,171	908
Purchases of short-term securities, available for sale	(17,329)	(92,832)
Sales of short-term securities, available for sale	--	86,371
Net cash used in investing activities	(33,130)	(28,586)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	180,000	75,000
Cumulative daily reductions – Credit Facility	(185,080)	(75,093)
Payments received on note receivable	184	249
Excess tax benefits from exercise of stock options	522	--
Issuance of common stock pursuant to the exercise ofoptions and warrants	163	210
Expenditures related to 2007 equity offering	(143)	--
Net cash provided (used) by financing activities	(4,354)	366
Net increase (decrease) in cash and cash equivalents	(18,555)	(13,572)

Cash and cash equivalents at beginning of period	80,649	28,466
Cash and cash equivalents at end of period	$62,094	$14,894
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$122	$55
Cash paid during the period for taxes	$3,000	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2008 and the results of operations and cash flows for the periods presented.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

3.           Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141(R)).  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under SFAS 141(R), all direct costs of the business combination must be charged to expense on the financial statements of the acquirer as incurred.  SFAS 141(R) revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination.  This statement is effective for acquisitions occurring on or after January 1, 2009, with early adoption not permitted. Unless the Company enters into another business combination, there will be no effect on future financial statements of SFAS 141(R) when adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling ("minority interests") for both the consolidated balance sheet and income statement.  This Statement is effective for the Company for fiscal years beginning on or after January 1, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  While the Company is currently assessing the impact of this SFAS on its financial statements, it believes that when this Statement is adopted, the minority interest in any subsequent acquisitions will be reported as a separate component of stockholders' equity instead of a liability and net income will be segregated between net income attributable to common stockholders and non-controlling interests.

4.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at September 30, 2008 and December 31, 2007 are uninsured temporary cash investments of $11.3 million and $21.9 million, respectively, in money market funds stated at fair value.  Additionally, the Company maintains cash in bank deposit accounts that at times, including September 30, 2008, may exceed federally insured limits.

The Company classifies any short-term investments as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At September 30, 2008 and December 31, 2007, the Company had $17,383,000 and $54,000, respectively, of short-term securities available for sale.  The short-term investments at September 30, 2008 consist of certificates of deposit and treasury bills with maturities of 180 to 270 days for which the market value approximates the specific cost.  No gain or loss was realized on these securities during the nine months ended September 30, 2008.

5.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.           Property and Equipment (in thousands)

	September 30, 2008	December 31, 2007
Construction equipment	$95,469	$83,739
Transportation equipment	11,434	9,279
Buildings	1,562	1,573
Office equipment	563	602
Construction in progress	2,934	856
Land	2,906	2,718
Water rights	200	200
	115,068	98,967
Less accumulated depreciation	(36,486)	(26,578)
	$78,582	$72,389

Construction in progress at September 30, 2008 consists of third-party costs incurred in construction of an office addition and shop buildings.

7.           Income per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At September 30, 2008 and 2007, there were 96,000 and 81,300, respectively, common stock options with a weighted average exercise price per share of $24.05 and $25.02, respectively, which were excluded from the calculation of quarter-to-date diluted income per share as they were anti-dilutive.  Additionally, there were 82,400 and 84,100 common stock options excluded from the year-to-date net income per share calculations with weighted average exercise price per share of $24.90 and $24.90 at September 30, 2008 and 2007, respectively.  The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands, except per share data):

	Three months ended September 30,
	2008	2007
Numerator:
Net income	$5,978	$3,443

Denominator:
Weighted average common shares outstanding – basic	13,126	11,003
Shares for dilutive stock options, restricted stock andwarrants	579	771
Weighted average common shares outstanding and assumedconversions – diluted	13,705	11,774

Basic net income per common share:	$0.46	$0.31

Diluted net income per common share:	$0.44	$0.29

	Nine months ended September 30,
	2008	2007
Numerator:
Net income	$14,234	$9,752

Denominator:
Weighted average common shares outstanding – basic	13,102	10,962
Shares for dilutive stock options, restricted stock andwarrants	601	803
Weighted average common shares outstanding and assumedconversions – diluted	13,703	11,765

Basic net income per common share:	$1.09	$0.89

Diluted net income per common share:	$1.04	$0.83

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

We recorded stock-based compensation expense of $373,000 and $982,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, (including $214,000 and $146,000, respectively, related to restricted stock grants to independent directors and certain employees discussed below).  For the quarters ended September 30, 2008 and 2007, we recorded stock-based compensation expense of $140,000 and $124,000, respectively, (including $88,000 and $53,000, respectively, related to restricted stock grants to non-employee directors and certain employees).  Unrecognized compensation expense related to stock options at September 30, 2008 and 2007 was $383,000 and $517,000, respectively, to be recognized over a weighted average period of approximately 2.2 and 3.0 years, respectively.  Proceeds received by the Company from the exercise of warrants and options for the three and nine months ended September 30, 2008, respectively were approximately $40,000 and $163,000, respectively.  No options were granted in the nine months ended September 30, 2008.  In the three months ended September 30, 2007, two officers were issued options to purchase an aggregate of 16,507 shares of common stock at the closing quoted market price on the date of grant.

Unrecognized compensation expense related to restricted stock awards at September 30, 2008 and 2007 was $309,000 and $123,000, respectively, to be recognized over a weighted average period of 1.8 and 0.6 years.  In May 2008 and 2007, the six non-employee directors of the Company were each granted 2,564 and 1,598 shares of restricted stock, respectively, at the market price on the date of grant, or $19.50 and $21.90, respectively, which will be recognized ratably over the one year restriction period.  In March 2008, five employees were granted an aggregated total of 5,672 shares of restricted stock at $18.16 per share resulting in an expense of $103,000 to be recognized ratably over the five year restriction period.  In August 2008, another non-employee director who was re-elected to the board in August 2008 was awarded 2,564 shares of restricted stock.

At September 30, 2008, there were 440,486 shares covered by outstanding stock options and 346,266 shares covered by outstanding stock warrants.

9.           Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in certain states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2005.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at September 30, 2008 and 2007.

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

The effective income tax rates were 33.8% and 33.6% of income before income taxes and minority interest for the three and nine months ended September 30, 2008 and 32.8% and 33.3% for the comparable periods in 2007.  The difference between the effective tax rates and the statutory rate of 35% is the result of various miscellaneous permanent differences, including the portion of earnings of subsidiary taxed to the minority interest owner, offset by the revised Texas franchise tax effective since July 1, 2007.

10.           Acquisition of Road and Highway Builders, LLC

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of Road and Highway Builders Inc. ("RHB Inc.") then an inactive Nevada Corporation.  The results of RHB and RHB Inc. are included in the Company's consolidated results for the three and nine months ended September 30, 2008, but not in the comparable periods for 2007 as the acquisition was made after September 30, 2007.

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

The minority interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB's income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  At the date of acquisition, the difference between the minority owner's interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to minority interest and a reduction in additional paid-in-capital.

Any changes to the estimated fair value of the minority interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($378,000 and $126,000 for the nine and three months ended September 30, 2008) has been accreted to the minority interest liability based on the discount rate used to calculate the fair value of the put at the date of the acquisition.

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

11.           Commitments and Contingencies

As previously disclosed in our June 30, 2008 financial statements, one of our oil suppliers in Nevada filed a bankruptcy petition and indicated that it will be unable to deliver the contracted amount of oil, which the Company planned to use to produce asphalt for one of its projects.  The Company continues to work with its customer, the Nevada Department of Transportation ("NDOT"), and with the other potential suppliers on the redesign of the affected project.  Until the redesign of this project is resolved with NDOT, it is too early to predict the effect, if any, of this issue on estimated profitability on this project; however, we do not believe the resolution will have a material impact upon profitability of the Company.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, reductions in federal, state and local government funding for infrastructure services and changes in those governments' laws and regulations;

•	adverse economic conditions in our markets in Texas and Nevada and the availability, cost and skill level of workers in those geographic locations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages or obtaining required governmental permits and approvals;

•	actions of suppliers, subcontractors, customers, competitors, banks, surety companies and others which are beyond our control including suppliers' and subcontractors' failure to perform;

•
cost escalations associated with our fixed-unit-price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregates, oil, fuel and other construction materials;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain and snowfall may differ materially from these expectations;

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

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration.

•	The current instability of financial institutions could cause losses on our cash and cash equivalents and short-term investments.

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

Material Changes in Financial Condition

At September 30, 2008, there had been no material changes in the Company’s financial condition since December 31, 2007, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three months ended September 30, 2008 compared with three months ended September 30, 2007

(dollar amounts in thousands) (unaudited):	2008	2007	% change

Revenues	$114,148	$77,714	46.9%
Gross profit	12,572	7,915	58.8%
Gross margin	11.0%	10.2%	7.8%
General, administrative and other expenses	3,140	3,257	(3.6%)
Operating income	9,432	4,658	102.5%
Operating margin	8.3%	6.0%	38.3%
Interest income, net	159	467	(66.0%)
Income before taxes and minority interest	9,591	5,125	87.1%
Income taxes	3,245	1,682	92.9%
Minority interest in earnings of subsidiary	368	--	Nm
Net income	$5,978	$3,443	73.6%

Revenues
Revenues for the third quarter of 2008 increased $36.4 million over the same quarter in 2007.  Most of the increase was due to the revenues earned by our Nevada operations which were included in the consolidated results of operations for the three months of 2008 after being acquired on October 31, 2007.  Management estimates revenues would have been approximately $10 to $12 million greater in the third quarter of 2008 had our Houston operations not been interrupted by Hurricane Ike and its after-effects.

 Backlog
At the end of the third quarter of the current year, our backlog of construction projects was $511 million, as compared to $514 million at the end of the second quarter of 2008. In the third quarter of 2008, we were awarded or apparent low bidder on $111 million of new contracts.  At September 30, 2008, we included in backlog approximately $79.8 million of projects on which we were the apparent low bidder and expect to be awarded the contracts, but as of the quarter end these contracts had not been officially awarded.  Historically, subsequent non-award of such low bids has not had an adverse effect on the Company’s backlog or financial condition.

Not included in the above backlog amounts is a $48 million California transportation project on which we were low bidder and on which the customer determined our bid was non-responsive.  We decided not to appeal the customer's determination.

Gross profit
Gross profit increased $4.7 million in the third quarter of 2008 over the comparable period in 2007 due to the contribution of our Nevada operations in 2008 and an incentive earned on one of our Texas contracts reduced by unabsorbed overhead due to Hurricane Ike and its after-effects and lower gross margins projected on certain projects in Texas.

General and administrative expenses, net of other income
General and administrative expenses decreased by $117,000 in the third quarter of 2008 versus 2007, primarily due to the timing of the incurrence of professional fees and certain miscellaneous expenses reduced by the G&A of our Nevada operations added since last year.  As a percent of revenues, G&A was 2.8% for the third quarter of 2008 versus 4.2% of revenues for the comparable prior year quarter.  General and administrative expenses do not vary directly with the volume of work performed on contracts.

Operating income
Operating income increased $4.8 million in the third quarter of 2008 over 2007, due to the factors discussed above regarding gross profit and general and administrative expenses.

Interest income and expense
Net interest income was $308,000 less in the third quarter of 2008 than 2007, due to a decrease in interest rates on cash and short-term investments combined with the imputed interest expense of $126,000 on the put related to the minority interest in RHB.

Income taxes
Our effective income tax rate for the third quarter of 2008 was 33.8% compared to 32.8% for the third quarter of 2007 and varied from the statutory rate due primarily to the portion of earnings of a subsidiary taxed to the minority interest owner.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

(dollar amounts in thousands) (unaudited):	2008	2007	% change

Revenues	$305,802	$217,877	40.4%
Gross profit	32,413	21,593	50.1%
Gross margin	10.6%	9.9%	7.1%
General, administrative and other expenses	10,131	8,317	21.8%
Operating income	22,282	13,276	67.8%
Operating margin	7.3%	6.1%	19.7%
Interest income, net	387	1,366	(71.7%)
Income before taxes and minority interest	22,669	14,642	54.8%
Income taxes	7,616	4,890	55.7%
Minority interest in earnings of subsidiary	819	--	Nm
Net income	$14,234	$9,752	46.0%

Revenues
Revenues increased $87.9 million.  The majority of the increase in revenues was due to the revenues earned by our Nevada operations. Also contributing to the increased volume of work performed was the overall improvement in weather conditions in our Texas markets, other than for the last two weeks of September in our Houston market during Hurricane Ike and its after-effects.

 Backlog
At the end of the third quarter of the current year, our backlog of construction projects was $511 million, as compared to $450 million at December 31, 2007. We were awarded approximately $366 million of new projects in the first nine months of 2008, not including the California project discussed above.

Gross profit
Gross profit increased $10.8 million for the nine-month period-over-period comparison.  This was due to the contribution of our Nevada operations in 2008 and better weather in Texas during most of the first nine months of 2008, (other than for the period during Hurricane Ike), than during the same period last year, which allowed our crews and equipment to be more productive.

General and administrative expenses, net of other income
General and administrative expenses, net, increased by $1.8 million for the first nine months of 2008 from 2007 primarily due to higher compensation expense and the addition of our Nevada operations.

Operating income
Operating income increased $9.0 million due to the factors discussed above regarding gross profit and general and administrative expenses.

Interest income and expense
Net interest income was $1.0 million less for the nine-month period-over-period comparison due to a decrease in interest rates on cash and short-term investments combined with the imputed interest expense of $378,000 on the put option related to the minority interest in RHB.

Income taxes
Our effective income tax rate for the first nine months of 2008 was 33.6% compared to 33.3% for the first nine months of 2007.  The difference between the effective tax rate and the statutory tax rate is the result of miscellaneous permanent differences, including the portion of earnings of a subsidiary taxed to the minority interest owner, offset by the revised Texas franchise tax which became effective July 1, 2007.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2008 and 2007 (in thousands) (unaudited):

	Nine months ended
	September 30
	2008	2007
Cash and cash equivalents at end of period	$62,094	$14,894
Net cash provided by (used in):
Operating activities	18,929	14,648
Investing activities	(33,130)	(28,586)
Financing activities	(4,354)	366
(Decrease) in cash and cash equivalents	$(18,555)	$(13,572)

Capital expenditures	$16,972	$23,033
Working capital at end of period	$93,561	$59,691

Operating Activities

Significant non-cash items included in operating activities are:
●
depreciation and amortization, which for the first nine months of the current year totaled $9.8 million, an increase of $3.0 million from last year, as a result of the continued increase in the size of our construction fleet in recent years and the RHB acquisition;

●	deferred tax expense in 2008 and 2007 of $6.3 million and $4.6 million, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes

Besides net income of $14.2 million and the non-cash items discussed above, significant components of the changes in working capital are as follows:

●
contracts receivable increased by $12.8 million in the current year due to the increase in year to date revenues of $87.9 million, including those of the Nevada operations, as compared to an increase of $9.7 million in 2007 in contract receivables which was due to an increase in revenue and a higher level of customer retentions;

●
the increases in cost and estimated earnings in excess of billings on uncompleted contracts of $4.2 million as of September 30, 2008, versus an increase of $4.1 million as of September 30, 2007, were comparable and reflect the increase in volume of work;

●
accounts payable increased by $3.3 million in the first nine months of this year due to the increased volume of work-in-progress.  Accounts payable increased $4.9 million in the first nine months of 2007 as a result of changes in the volume of materials and sub-contractor services purchased in that period.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $17.0 million in the first nine months of 2008, compared with a total of $23.0 million of property and equipment purchases in the same period last year.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  We plan to continue the replacement of equipment over the remainder of the year as required.

Also during the nine months ended September 30, 2008 and 2007, the Company had net purchases of short-term securities of $17.3 million and $6.5 million, respectively.

Financing activities

Financing activities in the first nine months of 2008 primarily reflect a reduction of $5.0 million in borrowings under our $75.0 million Credit Facility as compared to no reduction in borrowings under the predecessor $35.0 million credit facility in the first nine months of 2007.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

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

As of September 30, 2008, we had working capital of $93.6 million, an increase of $11.5 million over December 31, 2007.  Working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer-lived projects.  The increase in working capital was mainly the result of net income plus depreciation and deferred tax expense totalling $30.3 million reduced by purchases of property and equipment of $17.0 million and net repayment of debt of $5.0 million.

The increase of $33.9 million in our working capital at September 30, 2008 versus September 30, 2007 was due to earnings, depreciation and deferred tax expense for the trailing 12 months totaling $42.5 million, the net proceeds of $34.5 million from our public offering in December 2007 and the increase in borrowings of $30.0 million under our Credit Facility partially offset by our purchase of the RHB entities in October 2007 and capital expenditures during that twelve-month period.

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

In October 2007, we entered into a new Credit Facility with Comerica Bank which matures October 31, 2012.  The Credit Facility allows for borrowings of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2008, the aggregate borrowings outstanding under the Credit Facility were $60.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was therefore $13.2 million at September 30, 2008.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three and nine months ended September 30, 2008 was approximately 5.25% and 5.87%, respectively.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at September 30, 2008.

The financial markets have recently experienced substantial volatility as a result of disruptions in the credit markets.  However, to date we have experienced no difficulty in borrowing under our Credit Facility or any change in its terms.

Inflation

Until the first nine months of 2008, inflation had not had a material impact on our financial results; however, this year increases in oil and fuel prices have affected the cost of operations.  Subsequent to September 30, 2008, the prices we have paid for oil and fuel have decreased.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices and quantities of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  There can be no assurance that oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects where we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

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

According to the 2006 census, Texas is the second largest state in population in the U.S. with 23.5 million people and a population growth of 12.7% since 2000, almost double the 6.4% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas and we have operating divisions in each of those cities: Houston, Dallas/Ft. Worth and San Antonio. Nevada has undergone even more rapid growth, with the state’s population expanding 24.9% since 2000 to 2.5 million people in 2006.

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $286 billion for transportation spending through 2009.  Of this total, the Texas Department of Transportation (“TXDOT”) and the Nevada Department of Transportation (“NDOT”) were originally allocated approximately $14.5 billion and $1.3 billion, respectively, over the five years of the authorization. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. The USDOT proposed budget under SAFETEA_LU for the Federal-Aid Highways Program requests $39.4 billion of federal financial assistance to the States for 2009 versus actual appropriations of $41.2 billion for 2008 and $38.0 billion for 2007.

TXDOT has identified $188 billion in needed construction projects to create an acceptable transportation system in Texas by 2030. While TXDOT officials have indicated potential short-term funding shortfalls and reductions in spending on transportation, the TXDOT budget for 2009 for transportation construction projects is $2.9 billion versus estimated expenditures of $2.1 billion in 2008 and actual expenditures of $2.7 billion in 2007. Without any new funding resources beyond what are currently available, TXDOT estimates that the annual transportation construction project amounts would be $2.7 billion and $2.4 billion for 2010 and 2011, respectively.

To supplement these projected amounts for 2010 and 2011, TXDOT has proposed that all funds deposited in the State Highway Fund be made available to support transportation construction and maintenance projects—this would increase highway improvement expenditures by approximately $700 million in each of those years to $3.4 billion in 2010 and $3.1 billion in 2011.  Further, TXDOT has proposed that the general obligation bonds approved by the voters of Texas in 2007 be appropriated for transportation expenditures in 2010 and 2011, which would add $2.0 billion and $2.3 billion in 2010 and 2011, respectively, to the above amounts. Assuming all these additional amounts are authorized, total TXDOT transportation expenditures would be approximately $5.4 billion in each of the years 2010 and 2011.

In Texas, substantial funds for infrastructure spending are also being provided by toll road and regional mobility authorities for the construction of toll and pass-through toll highways and roads.

NDOT transportation construction expenditures totaled $449.2 million in 2006 and $455.5 million in 2007. NDOT’s budget for 2008 and 2009 includes $355.0 million and $420.9 million for transportation capital expenditures, respectively.  Projections by NDOT for 2010 and 2011 transportation capital expenditures are $400 million each year. NDOT has stated that Nevada’s highway system needs are expected to be $11 billion by 2015; however, it has also stated that Nevada is currently facing a $3.8 billion shortfall (in 2006 dollars) for the 10 largest projects planned for completion in 2015.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets is difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we operate are providing funding in excess of $1 billion annually.  Two of the many municipalities that we perform work for are discussed below.

The City of Houston estimated expenditures for 2008 on storm drainage, street and traffic, waste water and water capital improvements is $720.5 million. While the budget for these improvements for 2009 has not yet been approved, the most recently adopted five-year capital improvement plan includes $612.0 million in 2009, $556.5 million in 2010 and $503.8 million in 2011 for such improvements and projects.

The City of San Antonio has adopted a six-year  capital improvement plan for 2009 through 2014 which includes $414.5 million for streets ($124.2 million in 2009) and $228.0 million for drainage ($103.2 million in 2009). The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007. Included in those bonds was $307.0 million for streets, bridges and sidewalks improvements and $152.1 million for drainage improvements to be built over the period 2007 through 2012.

We also do work for other cities, counties, business area redevelopment authorities and regional water authorities in Texas which have substantial water and transportation infrastructure spending budgets.

In addition, while we currently have no municipal contracts in the City of Las Vegas, that City’s capital improvement plan projects expenditures for public works of $807 million for the years 2009 through 2013, including $311.2 million in 2009. The City Council of Las Vegas recently directed the city staff to delay capital improvement projects that will require additional staffing for one to two years which may cause significant deferrals in those projections.  However, management believes there will be opportunities for the Company to bid on and obtain municipal work in Las Vegas as well Reno and Carson City.

While our business does not include residential infrastructure work, the slow-down in housing demand in Nevada and to a lesser extent in Texas, has caused a softer bidding climate in our infrastructure markets and has caused some residential infrastructure contractors to bid on transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected. Additionally, the current credit crisis may limit the amount of state and local bonds that can be sold at reasonable terms. Further, the nationwide decline in home sales, increase in foreclosures and a prolonged recession may result in decreases in user fees and property and sales taxes.  These and other factors could adversely affect transportation and municipal infrastructure capital expenditures in our markets.

As discussed above, our backlog of construction projects was $511 million at September 30, 2008, including $400 million that we estimate will be completed after December 31, 2008, versus backlog of $450 million at December 31, 2007—this increase in backlog is after recognizing revenues earned of $305.8 million in the first nine months of 2008. To date this year, the Company has had no project cancellations or scope reductions in any of its backlog as a result of reduced funding authorization.

  Due to increased competition and caution as to the future level of bid opportunities, the Company has submitted some of its more recent bids at margins that are lower than bids submitted earlier this year and last year. The resulting lower margin jobs may affect gross margins recognized in the financial statements for several quarters subsequent to September 30, 2008.  Assuming TXDOT moves forward in 2009 with its planned level of spending, we expect to have bidding opportunities that could allow our gross profit margins to return to more historic levels.

While the bidding climate varies by locality, we continue to bid projects that fit our expertise and current criteria for potential revenues and gross margins after giving consideration to resource utilization, degree of difficulty in the projects, amount of subcontracts and materials and project competition. Our markets are softer and more competitive in the current economic climate.  Management believes that the Company has the resources and experience to continue to compete successfully for projects as they become available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are our primary sources of market risk.  At September 30, 2008, $60 million of our outstanding indebtedness was at floating rates.  An increase of 1% in the market rate of interest would have increased our interest expense for the nine months ended September 30, 2008 by approximately $12,000.

Because we derive no revenues from foreign countries and have no obligations in foreign currency, we experience no direct foreign currency exchange rate risk.  However, prices of certain raw materials, construction equipment and consumables, such as oil, fuel, steel and cement, may be affected by currency fluctuations.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2008 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:           November 10, 2008                                          By:     /s/ Patrick T. Manning
      Patrick T. Manning.
      Chairman and Chief Executive Officer

Date:           November 10, 2008                                          By:     /s/ James H. Allen, Jr.
      James H. Allen, Jr.
      Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC...
Quarterly Report on Form 10-Q for Period Ended September 30, 2008
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