Form 10-K
period 2008-12-31
STERLING CONSTRUCTION CO INC
filed 2009-03-16
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2008
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________________________________________
Commission file number 1-31993

STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)
20810 Fernbush Lane Houston, Texas (Address of principal executive offices)	77073 (Zip Code)

Registrant's telephone number, including area code (281) 821-9091

Securities registered pursuant to Section 12(b) of the Act: Title of each class Common Stock, $0.01 par value per share (Title of Class) Preferred Share Purchase Rights (Title of Class)	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [√] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [√] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [√] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [√]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2008: $228,573,765.
At March 2, 2009, the registrant had 13,189,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Sterling Construction Company, Inc.

Annual Report on Form 10-K

Part I		4
	Cautionary Comment Regarding Forward-Looking Statements	4
Item 1.	Business	5
	Access to the Company's Filings	5
	Overview of the Company's Business	5
	Our Business Strategy	6
	Our Markets	7
	Competition	9
	Contract Backlog	10
	Contracts	10
	Employees	12
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Part II		21
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
	Dividend Policy	21
	Equity Compensation Plan Information	21
	Performance Graph	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24
Overview		24
	Critical Accounting Policies	24
	Results of Operations	26
	Historical Cash Flows	30
	Uses of Capital	33
	Off-Balance Sheet Arrangements	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
	Evaluation of Disclosure Controls and Procedures	35
	Management’s Report on Internal Control over Financial Reporting	35
	Changes in Internal Control over Financial Reporting	35
	Inherent Limitations on Effectiveness of Controls	35
Item 9B.	Other Information	35

Part III		36
Item 10.	Directors and Executive Officers of the Registrant	36
	Directors	36
	Executive Officers	37
	Section 16(a) Beneficial Ownership Reporting Compliance	37
	Code of Ethics	38
	The Audit Committee	38
Item 11.	Executive Compensation	38
	Introduction	38
	Compensation Discussion and Analysis	39
	Employment Agreements of Named Executive Officers	43
	Potential Payments Upon Termination or Change-in-Control	44
	Summary Compensation Table for 2008	45
	Grants of Plan-Based Awards for 2008	46
	Option Exercises and Stock Vested for 2008	48
	Outstanding Equity Awards at December 31, 2008	48
	Director Compensation for 2008	49
	Compensation Committee Interlocks and Insider Participation	51
	Compensation Committee Report	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
	Equity Compensation Plan Information	51
	Security Ownership of Certain Beneficial Owners and Management	51
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
	Transactions with Related Persons	53
	Policies and Procedures for the Review, Approval or Ratification of Transactions with Related Persons	53
	Related Persons	53
	Director Independence	54
Item 14.	Principal Accountant Fees and Services	54
	Audit and Non-Audit Service Approval Policy	55
	Procedures	55
Part IV		55
Item 15.	Exhibits, Financial Statement Schedules	55
	Financial Statements	55
	Financial Statement Schedules	55
Signatures		57

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	delays or difficulties related to the commencement or completion of contracts, including additional costs, reductions in revenues or the payment of completion penalties or liquidated damages;

•	actions of suppliers, subcontractors, customers, competitors, banks, surety providers and others which are beyond our control including suppliers' and subcontractor's failure to perform;

•
the effects of estimates inherent in our percentage-of-completion accounting policies including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

•
cost escalations associated with our fixed-unit price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregate, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	our dependence on a few significant customers;

•
adverse weather conditions - although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incident of rain, snow, hurricanes, etc., may differ significantly from these expectations;

•	the presence of competitors with greater financial resources than we have and the impact of competitive services and pricing;

•	changes in general economic conditions and resulting reductions or delays, or uncertainties regarding governmental funding for infrastructure services;

•	adverse economic conditions in our markets in Texas and Nevada;

•	our ability to successfully identify, complete and integrate acquisitions;

•	citations issued by any government authority, including the Occupational Safety and Health Administration;

•	the current instability of financial institutions could cause losses on our cash and cash equivalents and short-term investments; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.

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

Overview of the Company's Business. Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now operated by our subsidiaries, Texas Sterling Construction Co., a Delaware corporation, or "TSC", Road and Highway Builders, LLC, a Nevada limited liability company, or "RHB", Road and Highway Builders Inc. a Nevada corporation, or "RHB Inc." and Road and Highway Builders of California, Inc., a California corporation or "RHB Cal".  The terms "Company", "Sterling", and "we" refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company.

Sterling is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure.  Transportation infrastructure projects include highways, roads, bridges and light rail.  Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients utilizing its own employees and equipment, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems; construction of bridges and similar large structures; construction of light rail infrastructure; concrete and asphalt batch plant operation; concrete crushing and mining aggregates. Sterling performs the majority of the work required by its contracts with its own crews, and generally engages subcontractors only for ancillary services.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Sterling has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets.  It also involves strategically expanding operations, either by establishing a branch office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.  Sterling extended both its service profile and its geographic market reach with the 2007 acquisition of RHB, a Nevada construction company.

Sterling operates in Texas and Nevada, two states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.  From 2000 to 2006, the population of Texas grew 12.7% and the population of Nevada 24.9%.  Expenditures for transportation capital expenditures by the Texas Department of Transportation ("TXDOT") in 2009 are projected to be $2.9 billion.  In the November 2007 election, Texas voters approved the issuance of $5 billion of bonds for highway improvements which TXDOT proposes to include in its 2010 and 2011 budgets.  In Nevada, total estimated highway capital expenditures in 2009 are projected to be $421 million.  These amounts do not include any additional funds that may be received for highway infrastructure construction from the federal government's recently enacted economic-stimulus legislation.  Management anticipates that continued population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

On October 31, 2007, we acquired our Nevada operations with our purchase of an interest in RHB, which is headquartered in Reno, Nevada.  RHB is a heavy civil construction business focused on the construction of roads and highways throughout the state of Nevada and, through RHB Inc., operates an aggregates quarry.  We paid $53 million to acquire a 91.67% equity interest in RHB and a 100% equity interest in RHB Inc.  The remaining 8.33% interest of RHB is owned by Richard Buenting, the chief executive officer of RHB who continues to run RHB as part of our senior management team, and his ownership interest can be put to or called by us in 2011.

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

Expand into Attractive New Markets and Selectively Pursue Strategic Acquisitions.  We will continue to seek to identify attractive new markets and opportunities in select western, southwestern and southeastern U.S. markets. We will also continue to assess opportunities to extend our service capabilities and expand our markets through acquisitions.

Position our Business for Future Infrastructure Spending. As evidenced by the federal government's recently enacted economic stimulus legislation, we believe there is a growing awareness of the need to build, reconstruct and repair our country’s infrastructure, including water, wastewater and storm drainage systems, as well as transportation infrastructure such as bridges, highways and mass transit systems.  We will continue to build our expertise to capture this infrastructure spending.

Continue to Develop our Employees. We believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets
We operate in the heavy civil construction segment for infrastructure projects in Texas and Nevada, specializing in transportation and water infrastructure. RHB Cal has bid on construction projects in California, but has not been awarded any such projects.

Demand for transportation and water infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on federal, state and local authorizations.

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

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $286 billion for transportation spending through 2009.  Of this total, the Texas Department of Transportation (“TXDOT”) and the Nevada Department of Transportation (“NDOT”) were originally allocated approximately $14.5 billion and $1.3 billion, respectively, over the five years of the authorization. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. The USDOT proposed budget under SAFETEA-LU for the Federal-Aid Highways Program requests $39.4 billion of federal financial assistance to the States for 2009 versus actual appropriations of $41.2 billion for 2008 and $38.0 billion for 2007.

In January, 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas.  The report indicated that the population of Texas is projected to grow at close to twice the U.S. rate with the population of Texas growing from 23.5 million in 2006 to between 30.5 million and 40.5 million in 2030.  The report stated that "With this population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas' projected growth and prosperity."

The report further indicated that Texas needs to spend approximately $313.0 billion (in 2008 dollars) over the 22 year period from 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, improve congestion/safety and partial connectivity on its rural highways and bridge replacement.

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

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for the construction of toll and pass-through toll highways and roads.

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

On February 17, 2009 the American Recovery and Reinvestment Act ("economic-stimulus legislation") was enacted by the federal government that authorizes $26.7 billion for highway and bridge construction.  A significant portion of these funds will be used for ready-to-go, quick spending highway projects for which contracts can be awarded quickly.  States are required, subject to certain exceptions, to obligate 50 percent of the apportionment within 120 days of the apportionment or lose 50 percent of the funds not obligated in that period of time.  States would be further required to obligate the second 50 percent of their apportionment within one year of the apportionment.  The highway funds will be apportioned to States according to the SAFETEA-LU formula which would be approximately $2.3 billion for Texas and $0.2 billion for Nevada.  In addition, the legislation includes $16.4 billion for mass–transit and high speed railways and $7.4 billion for water infrastructure.

Accordingly, aggregate contract lettings, including stimulus funds, would be $4.1 billion in 2009 and $6.6 billion in 2010 in Texas and $521 million in 2009 and $500 million in 2010 in Nevada, based on the currently proposed TXDOT and NDOT budgets and strategic plans.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets is difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we operate are providing funding in excess of $1 billion annually.  Two of the many municipalities that we perform work for are discussed below for projects.

The City of Houston estimated expenditures for 2008 on storm drainage, street and traffic, waste water and water capital improvements were $721 million. While the budget for these improvements for 2009 has not yet been approved, the most recently adopted five-year capital improvement plan includes $612 million in 2009, $557 million in 2010 and $504 million in 2011 for such improvements and projects; however, prior to the recent enactment of the federal government's economic-stimulus legislation, the Mayor of the City of Houston indicated he would defer $200 million of the 2009 improvements to future years.

The City of San Antonio has adopted a six-year capital improvement plan for 2009 through 2014, which includes $415 million for streets ($124 million in 2009) and $228 million for drainage ($103 million in 2009). The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007. Included in those bonds was $307 million for streets, bridges and sidewalks improvements and $152 million for drainage improvements to be built over the period 2007 through 2012.

We also do work for other cities, counties, business area redevelopment authorities and regional authorities in Texas which have substantial water and transportation infrastructure spending budgets.

In addition, while we currently have no municipal contracts in the City of Las Vegas, that City’s capital improvement plan proposes expenditures for public works of $807 million for the years 2009 through 2013, including $311 million in 2009. The City Council of Las Vegas recently directed the city staff to delay capital improvement projects that will require additional staffing for one to two years which may cause significant deferrals of construction projects.  However, management believes there will be opportunities for the Company to bid on and obtain municipal work in Las Vegas as well as Reno and Carson City.

While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets in Nevada and to a lesser extent in Texas, has caused a softer bidding climate in our infrastructure markets and has caused some residential and commercial infrastructure contractors to bid on public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.  These and other factors could adversely affect our ability to maintain or increase our backlog through successful bids for new projects and could adversely affect the profitability of new projects that we do obtain through successful bids.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing the amount of federal and state gasoline taxes and tolls collected. Additionally, the current credit crisis may limit the amount of state and local bonds that can be sold at reasonable terms. Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession may result in decreases in user fees and property and sales taxes.  These and other factors could adversely affect transportation and water infrastructure capital expenditures in our markets.

Due to increased competition and our concern about a possible decline in the future level of bid opportunities, the Company has submitted some of its more recent bids at margins that are lower than bids submitted earlier in 2008 and 2007. The resulting lower margin jobs may affect gross margins recognized in the financial statements for several quarters subsequent to December 31, 2008.  Assuming TXDOT moves forward in 2009 with its planned level of spending, we expect to have bidding opportunities that could allow our gross profit margins to return to more historic levels.

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

Our Customers.  For decades, we have concentrated our operations in Texas. We are headquartered in Houston, and we serve the top markets in Texas, including Houston, San Antonio, Dallas/Fort Worth and Austin. In 2007, we expanded our operations into Nevada.

Although we occasionally undertake contracts for private customers, the vast majority of our contracts are for public sector customers. In Texas, these customers include TXDOT, county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas (or Metro), the Harris County Toll Road Authority, North Texas Transit Authority (or NTTA), regional transit and water authorities, port authorities, school districts and municipal utility districts. In Nevada, our primary public sector customer has been NDOT.  In 2008, state highway work accounted for 68% of our consolidated revenues, compared with 68% in 2007 and 67% in 2006.

Our largest revenue customer is TXDOT. In 2008, contracts with TXDOT represented 39.2% of our revenues.  In 2008, contracts with NDOT represented 21.3% of our revenues.  The North Texas Tollroad Authority represented 6.4% of our revenues.  In both Texas and Nevada, we provide services to these customers exclusively pursuant to contracts awarded through competitive bidding processes.

In Texas, our municipal customers in 2008 included the City of Houston (8.5% of our 2008 revenues), City of San Antonio (4.2% of our revenues) and Harris County, Texas (4.4% of our 2008 revenues). In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston. We anticipate that revenues obtained from the Cities of Houston and San Antonio will continue to increase due to these metropolitan areas' steady gain in population through migration of new residents, the annexation of surrounding communities and the continuing programs to expand storm water and flood control systems and deliver water to suburban communities. We provide services to our municipal customers exclusively pursuant to contracts awarded through competitive bidding processes.

Competition.  Our competitors are companies that we bid against for construction contracts. We estimate that Sterling has in excess of 160 competitors in the Texas and Nevada markets that we primarily serve, and they include large national and regional construction companies as well as many smaller contractors.  Historically, the construction business has not typically required large amounts of capital, which can result in relative ease of market entry for companies possessing acceptable qualifications.

Factors influencing our competitiveness include price, our reputation for quality, our equipment fleet, our financial strength, our surety bonding capacity and prequalification, our knowledge of local markets and conditions, and our project management and estimating abilities. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete effectively and favorably in the markets in which we operate on the basis of the foregoing factors.

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

In the state highway markets, most of our competitors are large regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water. However those competitors, particularly in Texas, often have the disadvantage of having to use a temporary, local workforce to complete each of their state highway contracts. In contrast, we have a permanent workforce who performs our state highway contracts in Texas; however, we do rely on a temporary, unionized workforce for performance of a portion of our state highway contracts in Nevada.

Contract Backlog

Contract backlog is our estimate of the revenues that we expect to realize in future periods on our construction contracts.  We add the revenue value of new contracts to our contract backlog, when we are the low bidder on a public sector contract and have determined that there are no apparent impediments to award of the contract.  As construction on our contracts progresses, we increase or decrease contract backlog to take into account changes in estimated quantities under fixed unit price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenues and costs, including completion penalties and bonuses.  We subtract from contract backlog the amounts we recognize as revenues on contracts.

Our backlog of construction projects was $448 million at December 31, 2008, versus backlog of $450 million at December 31, 2007.  During 2008, we were awarded $413 million in new contracts and change orders and recognized revenues earned of $415 million.  The reduction in backlog was due to increased competition for contracts and economic conditions in certain of our markets.  To date, the Company has had no material project cancellations or scope reductions in any of its backlog as a result of reduced funding authorization.

Of the contract backlog at December 31, 2008, approximately $379 million is scheduled for completion in 2009.  At December 31, 2008, we had no contracts in backlog which had not been officially awarded to us.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.  See the section below entitled "Contracts - Contract Management Process."

Contracts.

Types of Contracts.  We provide our services by using traditional general contracting arrangements, which are predominantly fixed unit price contracts awarded based on the lowest bid. A small amount of our revenue is produced under change orders or emergency contracts arranged on a cost plus basis.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts and, to a lesser degree, building construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete a contract for a fixed price per unit. Fixed unit price contracts generally transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. These contracts are generally subject to negotiated change orders, frequently due to differences in site conditions from those anticipated when the bid is placed. Some contracts provide for penalties if the contract is not completed on time, or incentives if it is completed ahead of schedule.

Contract Management Process.  We identify potential contracts from a variety of sources, including through subscriber services that notify us of contracts out for bid, through advertisements by federal, state and local governmental entities, through our business development efforts and through meetings with other participants in the construction industry. After determining which contracts are available, we decide which contracts to pursue based on such factors as the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the size and makeup of our current backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, penalties or incentives and the type of contract.

As a condition to pursuing certain contracts, we are sometimes required to complete a prequalification process with the applicable agency or customer. Some customers, such as TXDOT and NDOT, require yearly prequalification, and other customers have experience requirements specific to the contract. The prequalification process generally limits bidders to those companies with the operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.

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

The estimating process in Nevada is primarily the responsibility of the management of those operations.  Management reviews all of the plans and specifications for a proposed project, estimates the costs to complete the project and the risks involved, adds an appropriate profit level, and, based on all of that information, determines whether to submit a bid on the project. Prior to submittal of any proposals, estimates are reviewed by Sterling management.

To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm price quotations from our suppliers, except for fuel, and subcontractors before submitting a bid. These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.

Beginning in January 2009, in order to reduce the volatility that we experienced in 2008 in our cost of diesel and gasoline fuel, we started a process of investing in certain securities, the assets of which are a crude oil commodity pool.  The change in the unit price of these securities generally follows the change in percentage terms of the price of crude oil.  Since there is a strong correlation between the price of crude oil and our diesel and gasoline fuel costs, we believe that over future reporting periods, the gains and losses on these securities will tend to offset the increases and decreases in the price we pay for diesel and gasoline and thus reduce the effect of the volatility of such fuel costs on our results of operations.  There can, however, be no assurance that this process will be successful.

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

During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule, and periodically prepare an updated estimate of total forecasted revenue, cost and expected profit for the contract.

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

We act as the prime contractor on almost all of the construction contracts that we undertake. We complete the majority of our contracts with our own resources, and we typically subcontract only specialized activities, such as traffic control, electrical systems, signage and trucking. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on many specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues.

Insurance and Bonding.  All of our buildings and equipment are covered by insurance, at levels which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk of loss and industry practice. We self-insure our workers’ compensation and health plan claims subject to stop-loss insurance coverage.

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

Employees.  At February 15, 2009, we had approximately 1,200 employees, including 16 project managers and approximately 50 superintendents who manage over 125 fully-equipped crews in our construction business. Of such employees, approximately 50 were located in our Houston headquarters, with most of the others being field personnel. Of our Nevada employees, 70 are union members represented by three unions.

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

Item 1A.                   Risk Factors.

The risks described below are those we believe to be the material risks we face.  Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

•	inability to predict the costs of accessing and producing aggregates and purchasing oil, required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform due to various reasons including bankruptcy;

•	fraud or theft committed by our employees and management;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. For example, state spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us. We are reliant upon contracts with the Texas Department of Transportation, or TXDOT, and the Nevada Department of Transportation, or NDOT, for a significant portion of our revenues. Recent public statements by state officials indicate potential TXDOT and NDOT funding shortfalls and reductions in spending.

While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets in Nevada and to a lesser extent in Texas, has caused a softer bidding climate in our infrastructure markets and has caused some residential and commercial infrastructure contractors to bid on public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.  These and other factors could adversely affect our ability to maintain or increase our backlog through successful bids for new projects and could adversely affect the profitability of new projects that we do obtain through successful bids.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected. Additionally, the current credit crisis may limit the amount of state and local bonds that can be sold at reasonable terms. Further, the nationwide decline in home sales, increase in foreclosures and a prolonged recession may result in decreases in user fees and property and sales taxes.  These and other factors could adversely affect transportation and water infrastructure capital expenditures in our markets.

The cancellation of significant contracts or our disqualification from bidding for new contracts could reduce our revenues and profits and have a material adverse effect on our results of operations.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our debarment from the bidding process could cause our equipment and work crews to be idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

We operate in Texas and Nevada, and any adverse change to the economy or business environment in Texas or Nevada could significantly and adversely affect our operations, which would lead to lower revenues and reduced profitability.

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

We also rely on third-party suppliers to provide most of the materials (including aggregates, asphalt, concrete, steel and pipe) for our contracts, except in Nevada where we source and produce most of our own aggregates. We do not own or operate any quarries in Texas, and there are no naturally occurring sources of aggregates in the Houston metropolitan area. We normally do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid, except for some aggregates we use in our Nevada construction projects. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

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

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to Hurricane Rita and Ike resulted in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. For example, during the first nine months of 2007, we experienced an above-average number of days and amount of rainfall across our Texas markets, which impeded our ability to work on construction projects and reduced our gross profit. During the late fall to early spring months of the year, our work on construction projects in Nevada may also be curtailed because of snow and other work-limiting weather.  While revenues can be recovered following a period of bad weather, it is generally impossible to recover the inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2008, approximately 54.1% of our revenue in Texas was generated from three customers, and approximately 95.3% of our revenue in Nevada was generated from one customer. Similarly, our backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. An example of this is TXDOT, with which we had 14 contracts in our backlog at December 31, 2008. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Recent public statements by TXDOT and NDOT officials indicate potential funding shortfalls and reductions in spending. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our revenue has grown rapidly in recent years. However, we may be unable to sustain these recent revenue growth rates for a variety of reasons, including limits on additional growth in our current markets, reduced spending by our customers, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A decline in our revenue growth could have a material adverse effect on our financial condition and results of operations if we are unable to reduce the growth of our operating expenses at the same rate.

Our growth has been funded in part by our utilization of net operating loss carry-forwards, or NOLs, to reduce the amounts that we have paid for income taxes, and we expect our NOLs to be fully utilized in our 2008 federal income tax return. Paying taxes will reduce cash flows from operations compared to prior periods, as we will be required to fund the payment of taxes in 2008 and future periods. To the extent that cash flow from operations is insufficient to fund future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources of funds.

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

Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as conditions in our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged the proceeds and other rights under our construction contracts to our bond surety, and we have pledged substantially all of our other assets as collateral in connection with our credit facility and mortgage debt. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our credit facility, we must obtain the consent of our lenders to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We are subject to financial and other covenants under our credit facility that could limit our flexibility in managing our business.

We have a credit facility that restricts us from engaging in certain activities, including restrictions on our ability (subject to certain exceptions) to:

•	make distributions, pay dividends and buy back shares;

•	incur liens or encumbrances;

•	incur indebtedness;

•	guarantee obligations;

•	dispose of a material portion of assets or otherwise engage in a merger with a third party;

•	make acquisitions; and

•	incur losses for two consecutive quarters.

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

Item 1B.                  Unresolved Staff Comments.

None

Item 2.                     Properties.

We own our 25,304 square-foot headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land in Dallas and San Antonio on which we plan to construct regional offices and repair facilities. Pending completion of these regional offices, we lease office facilities in these locations. In order to complete most contracts in Texas, we lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, conduct concrete crushing and pugging operations, and provide offices for the contracting customer, its representatives and our employees.

For our Nevada operations, we lease office space in Reno, Nevada, and we have an office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at a quarry in Carson City, Nevada. Unlike in Texas where we acquire aggregates from third-party suppliers, in Nevada, we generally source and produce our own aggregates, either from the Carson City quarry or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job. In order to complete most contracts in Nevada, we also lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, and provide offices for the contracting customer, its representatives and our employees.

Item 3.                     Legal Proceedings.

We are and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. We regularly analyze current information about these proceedings and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

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

The Company's common stock is traded on the NASDAQ Global Select Market ("NGS").  The table below shows the market high and low closing sales prices of the common stock for 2007 and 2008 by quarter and for the period from January 1, through February 28, 2009.

	High	Low
Year Ended December 31, 2007
First Quarter	$22.74	$17.42
Second Quarter	$23.86	$18.90
Third Quarter	$23.97	$18.64
Fourth Quarter	$26.60	$20.45
Year Ended December 31, 2008
First Quarter	$21.84	$16.37
Second Quarter	$21.02	$18.70
Third Quarter	$20.80	$16.16
Fourth Quarter	$19.30	$9.40
January 1 through February 28, 2009	$19.69	$15.32

On February 28, 2009, there were approximately 1,181 holders of record of our common stock.

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

Equity Compensation Plan Information. Certain information about the Company's equity compensation plans is set forth in Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph.  The following graph compares the percentage change in the Company's cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction.  Both indices are published in The Wall Street Journal.

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each index at the end of 2003 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2003	December 2004	December 2005	December 2006	December 2007	December 2008
Sterling Construction Company, Inc	100.00	114.57	371.52	480.35	481.68	409.05
Dow Jones US	100.00	112.01	119.10	137.64	145.91	91.69
Dow Jones US Heavy Construction	100.00	121.26	175.23	218.58	415.21	186.34

Item 6.                     Selected Financial Data.

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and Item 8. — Financial Statements and Supplementary Data.

	Year Ended December 31
	2008	2007	2006	2005	2004
	(Amounts in thousands except per-share data)
Operating Results:
Revenues	$415,074	$306,220	$249,348	$219,439	$132,478
Income from continuing operations before income taxes andminority interest	28,999	22,396	19,204	13,329	4,109
Income tax (expense)/benefit	(10,025)	(7,890)	(6,566)	(2,788)	2,134
Minority interest	(908)	(62)	--	--	(962)
Income from continuing operations	18,066	14,444	12,638	10,541	5,281
Income (loss) from discontinued operations, including gain on sale in 2006			682	559	372
Net income	$18,066	$14,444	$13,320	$11,100	$5,653

Basic and diluted per share amounts:
Basic earnings per share from -
Continuing operations	$1.38	$1.31	$1.19	$1.36	$0.99
Discontinued operations	--	--	$0.06	$0.07	$0.07
Basic earnings per share	$1.38	$1.31	$1.25	$1.43	$1.06
Basic weighted average shares outstanding	13,120	11,044	10,583	7,775	5,343

Diluted earnings per share from -
Continuing operations	$1.32	$1.22	$1.08	$1.11	$0.75
Discontinued operations	--	--	$0.06	$0.05	$0.05
Diluted earnings per share	$1.32	$1.22	$1.14	$1.16	$0.80
Diluted weighted average shares outstanding	13,702	11,836	11,714	9,538	7,028

Cash dividends declared	—	—	—	—	—

Balance Sheet:
Total assets	$289,615	$274,515	$167,772	$118,455	$89,544
Long-term debt	55,483	65,556	30,659	14,570	21,979

Equity	159,116	138,612	90,991	48,612	35,208
Book value per share of outstanding common stock	$12.07	$10.66	$8.37	$5.95	$4.77
Shares outstanding	13,185	13,007	10,875	8,165	7,379

In January 2006 the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share.  The Company received proceeds, net of underwriting commissions, of approximately $28.0 million ($13.95 per share) and paid approximately $907,000 in related offering expenses.  In addition, the Company received approximately $484,000 from the exercise of warrants and options to purchase 321,758 shares in December 2005.  These shares were sold by the option and warrant holders in the offering.  From the proceeds of the offering, the Company repaid its outstanding promissory notes and related interest aggregating approximately $5.5 million to the executive management, directors and former directors.

During 2006, the Company utilized part of the offering proceeds to purchase additional capital equipment for the construction business and to replenish funds that had been used for the 2006 acquisition of a drill shaft business.

In December 2007, the Company completed an additional public offering of 1.84 million shares of its common stock at $20.00 per share.  The Company received proceeds, net of underwriting commissions, of approximately $35.0 million ($19.00 per share) and paid approximately $0.5 million in related offering expenses.  Between the purchase date of RHB and the 2007 public offering of stock, the Company used the proceeds from the sale of its investments in short-term securities and cash provided by operations to reduce the Credit Facility borrowings used to purchase RHB by $22.4 million.  The proceeds of the public stock offering were used to replenish the investment in short-term securities.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

For an overview of the Company's business and its associated risks, see Item 1. Business and Item 1A. Risk Factors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2008.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our business involves making significant estimates and assumptions in the normal course of business relating to our contracts due to, among other things, different project scopes and specifications, the long-term duration of our contract cycle and the type of contract utilized.  Therefore, management believes that “Revenue Recognition” is the most important and critical accounting policy.  The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts.  Actual results could differ from these estimates and such differences could be material.

Our estimates of contract revenue and cost are highly detailed.  We believe, based on our experience, that our current systems of management and accounting controls allow management to produce reliable estimates of total contract revenue and cost during any accounting period.  However, many factors can and do change during a contract performance period, which can result in a change to contract profitability from one financial reporting period to another.  Some of the factors that can adversely change the estimate of total contract revenue, cost and profit include differing site conditions (to the extent that contract remedies are unavailable), the failure of major material suppliers to deliver on time, the failure of subcontractors to perform as agreed, unusual weather conditions, our failure to achieve expected productivity and efficient use of labor and equipment and the inaccuracies of our original bid estimate.  Because we have a large number of contracts in process at any given time, these changes in estimates can sometimes offset each other without affecting overall profitability.  However, significant changes in cost estimates on larger, more complex projects can have a material impact on our financial statements and are reflected in our results of operations when they become known.

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

Revenue Recognition.

The majority of our contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated).  To minimize increases in the material prices and subcontracting costs used in submitting bids, we obtain firm quotations from our suppliers and subcontractors.  After we are advised that our bid is the winning bid, we enter into firm contracts with most of our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting those contract costs.  Such quotations do not include any quantity guarantees, and we therefore have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.  As a result, we have rarely been exposed to material price or availability risk on contracts in our contract backlog.  Assuming performance by our suppliers and subcontractors, the principal remaining risks under our fixed price contracts relate to labor and equipment costs and productivity levels.  Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.

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

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to finish uncompleted contracts.  Our cost estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates.  However, our contracts can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid.  Because we have a large number of contracts of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability.  However, large changes in revenue or cost estimates can have a significant effect on profitability.

There are a number of factors that can contribute to changes in estimates of contract cost and profitability.  The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the contract and changes in the availability and proximity of materials.  The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.

Valuation of Long-Term Assets.

Long-lived assets, which include property, equipment and acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment evaluations involve management estimates of useful asset lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position.  In addition, we had goodwill with a carrying amount of approximately $57 million at December 31, 2008, which must be reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142.  The impairment testing required by SFAS 142 requires considerable judgment, and an impairment charge may be required in the future.  We completed our annual impairment review for goodwill during the fourth quarter of 2008, and it did not result in an impairment.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. Reflecting management’s assessment of expected future operating profitability and expectation that the Company would utilize all remaining net operating loss carry forwards ("NOLs"), we eliminated our valuation allowance in 2005. We are subject to the alternative minimum tax (AMT). When we utilize our NOLs to offset taxable income, payment of AMT results in a reduction of our deferred tax liability.

Our deferred tax assets related to our NOLs for financial statement purposes were fully utilized during 2007. In addition to the utilization of those NOLs, we had available to us the excess tax benefit resulting from exercise of a significant number of non-qualified in-the-money options amounting to $1.2 million, which we expect to utilize in the preparation of our 2008 federal income tax return.  Accordingly, because we will no longer have the significant offsets provided by the NOLs, a comparison of our future cash flows to our historic cash flows may not be meaningful.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, (FIN 48) which establishes the criteria that an individual tax position must meet for some or all of the benefits of that position to be recorded. Adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

Results of Operations

Fiscal Year Ended December 31, 2008 (2008) Compared with Fiscal Year Ended December 31, 2007 (2007).

	2008	2007	% Change
	(Dollar amounts in thousands)
Revenues	$415,074	$306,220	35.5%
Gross profit	41,972	33,686	24.6
Gross margin	10.1%	11.0%	(8.2)
General and administrative expenses, net	(13,763)	(13,231)	4.0
Other income (loss)	(81)	549	(114.8)
Operating income	28,128	21,004	33.9
Operating margin	6.8%	6.9%	(1.5)
Interest income	1,070	1,669	(35.9)
Interest expense	(199)	(277)	28.2
Income before taxes	28,999	22,396	29.5
Income taxes	(10,025)	(7,890)	27.1
Minority interest in subsidiary	(908)	(62)	(1,364.5)
Net income	$18,066	$14,444	25.1
Contract backlog, end of year	$448,000	$450,000	(0.4)

Revenues.   Revenues increased $109 million, or 35.5%, from 2007 to 2008.  A majority of the increase was due to the revenues earned by our Nevada operations, acquired on October 31, 2007, which were included in the consolidated results of operations for the full year of 2008 versus only two months in 2007.  The remainder of the increase in revenues is the result of an increase in work performed by our Texas operations as a result of better weather throughout 2008 than 2007.  Management estimates that revenues would have been $10 to $12 million greater had our Houston operations not been interrupted by Hurricane Ike and its after effects in September, 2008.  Additionally, one of our oil suppliers in Nevada filed for bankruptcy in July 2008 and failed to furnish contracted oil for our production of asphalt on two of our jobs-in-progress, which delayed job performance and deferred approximately $25.0 million of revenue into 2009.  The Company has negotiated with NDOT and does not anticipate the profitability on these contracts will be materially impacted by this matter.

Contract receivables are directly related to revenues and include both amounts currently due and retainage. The increase of $6.2 million in contracts receivable to $60.6 million at December 31, 2008 versus 2007 is due to the increase in revenue for the year 2008. The days revenue in contract receivables is approximately 53 days and 65 days at December 31, 2008 and 2007, respectively.  The days revenue in contract receivables would have been similar for the two years if the revenues of our Nevada operations had been included in our revenues for a full year in 2007.

Revenue in the fourth quarter of 2008 increased $21 million to $109 million versus 2007 for the same reasons as discussed above for the full year.  See note 17 to the consolidated financial statements for unaudited quarterly financial information.

Gross profit

Gross profit increased $8.3 million in 2008 over 2007.  This was due to the contribution of our Nevada operations in 2008 and better weather in Texas during most of 2008 than during 2007 (other than for the period during Hurricane Ike), which allowed our crews and equipment to be more productive.  While Hurricane Ike affected our work in 2008, a hurricane usually does not adversely affect our profitability as much as the consistent rainy periods we had in 2007.  Our gross margin decreased in 2008 from 2007 because of operating inefficiencies on certain contracts in Texas, higher fuel costs and lower profit margins on certain contracts started in the last half of 2008.  We expect the trend of lower profit margins on contracts awards to continue at least in the first half of 2009.

Gross profit in the fourth quarter of 2008 decreased $2.5 million or 21% from the same quarter in 2007.  Gross profit was 13.7% of revenues in the 2007 fourth quarter versus 8.7% in the fourth quarter of 2008 as a result of some unusually profitable municipal projects being performed primarily in the 2007 fourth quarter.  Without those projects, the gross margins for the 2007 fourth quarter would have been more in line with normal margins, although still somewhat better than that of the fourth quarter of 2008.

Contract Backlog
At December 31, 2008, our backlog of construction projects was $448 million, as compared to $450 million at December 31, 2007. We were awarded approximately $413 million of new projects and change orders and recognized $415 million of earned revenue in 2008.  Approximately $69 million of the backlog at December 31, 2008 is expected to be completed after 2009.  The decrease in backlog from 2007 was due to increased competition and economic conditions in certain of our markets.

While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets in Nevada and to a lesser extent in Texas, has caused a softer bidding climate in our infrastructure markets and has caused some residential and commercial infrastructure contractors to bid on public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.  These and other factors could adversely affect our ability to maintain or increase our backlog through successful bids for new projects and could adversely affect the profitability of new projects that we do obtain through successful bids.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected. Additionally, the current credit crisis may limit the amount of state and local bonds that can be sold at reasonable terms. Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession may result in decreases in user fees and property and sales taxes.  These and other factors could adversely affect transportation and water infrastructure capital expenditures in our markets.

General and administrative expenses, and other income

General and administrative expenses, net, increased by $0.5 million in 2008 from 2007 primarily due to a full year of G&A at our Nevada operations offset by lower stock compensation expense.

Despite the increase in absolute G&A expenses, the percentage of G&A to revenue decreased to 3.3% in 2008 from 4.3% in 2007 as the Nevada operations' G&A is not as large a percentage of revenues as Sterling's G&A which includes corporate overhead and expenses associated with being a public company.

Other income decreased $0.6 million and consists of gains and losses on disposal of equipment which depends on, among other things, age and condition of equipment disposed of, insurance recoveries and the market for used equipment.

Operating income

Operating income increased $7.1 million due to the factors discussed above regarding gross profit and general and administrative expenses and other income.

Interest income and expense

Net interest income was $0.5 million less for 2008 than 2007 due to a decrease in interest rates on cash and short-term investments combined with the imputed interest expense of $0.2 million on the put option related to the minority interest in RHB.

Income taxes

Our effective income tax rate for the year ended December 31, 2008 was 34.6% compared to 35.2% for 2007.  The difference between the effective tax rate and the statutory tax rate is due to the portion of earnings of a subsidiary taxed to the minority interest owner partially offset by the revised Texas franchise tax which became effective July 1, 2007.

Minority interest in subsidiary

The increase of $0.8 million is due to the minority interest's share of the results of RHB included in the consolidated results of operations for a full year in 2008 versus two months in 2007.

Fiscal Year Ended December 31, 2007 (2007) Compared with Fiscal Year Ended December 31, 2006 (2006).

	2007	2006	% Change
	(Dollar amounts in thousands)
Revenues	$306,220	$249,348	22.8%
Gross profit	33,686	28,547	18.0%
Gross margin	11.0%	11.4%	(3.5)%
General and administrative expenses, net	(13,231)	(10,825)	22.0%
Other income	549	276	98.9%
Operating income	21,004	17,998	16.8%
Operating margin	6.9%	7.2%	(4.2)%
Interest income	1,669	1,426	17.0%
Interest expense	(277)	(220)	26.5%
Income from continuing operations before taxes	22,396	19,204	16.4%
Income taxes	(7,890)	6,566	20.2%
Minority interest in subsidiary	(62)	--	100.0%
Net income from continuing operations	14,444	12,638	14.5%
Net income (loss) from discontinued operations, including gain on sale	--	682	(100.0)%
Net income	$14,444	$13,320	8.4%
Contract backlog, end of year	$450,000	$395,000	13.9%

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

Contract receivables are directly related to revenues and include both amounts currently due and retainage. The increase of $11.6 million in contracts receivable to $54.4 million at December 31, 2007 versus 2006 is due to the increase in revenue for the year 2007. The days revenue in contract receivables is approximately 65 days and 62 days at December 31, 2007 and 2006, respectively.  The increase in days revenue in contract receivables is primarily the result of the Nevada operations receivables at December 31, 2007.

Gross Profit.  The improvement in gross profits in 2007 was due principally to the increase in revenues.  The slight margin reduction was attributable to a decrease of margin in backlog due to poor weather for the first three quarters of the year, and an increase in sales from the state contracts which have historically had lower gross than municipal contracts.

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

Contract Backlog.  The increase in contract backlog is related to the Nevada acquisition in 2007. There was $16 million included in our 2007 year-end backlog on which we were the apparent low bidder and have subsequently been officially awarded these contracts. Historically, subsequent non-awards of such low bids have not materially affected our backlog or financial condition.

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

Interest Income and Expense.  The interest income net of interest expense remained virtually unchanged from 2006 to 2007 given the high cash and short term investments maintained throughout the year and the offering completed in December 2007.  A total of $53,000 of interest expense was capitalized as part of our office and shop expansion.

Income Taxes.  Income taxes increased due to increased income, the Texas margin tax and an increase in the statutory tax rate.

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

Discontinued Operations, Net of Tax.  Discontinued operations for 2006 represents the results of operations of our distribution business, which was operated by Steel City Products, LLC.

The distribution business was sold on October 27, 2006.  The Company recorded proceeds from the sale of approximately $5.4 million and recorded a pre-tax gain on the sale of approximately $249,000 and recorded $128,000 in income tax expense related to that gain in 2006.

Historical Cash Flows

The following table sets forth information about our cash flows for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$55,305	$80,649	$28,466
Net cash provided by (used in)
Continuing operations:
Operating activities	26,721	29,542	23,089
Investing activities	(42,923)	(47,935)	(52,358)
Financing activities	(9,142)	70,576	35,468
Discontinued operations
Operating activities	--	--	495
Investing activities	--	--	4,739
Financing activities	--	--	(5,357)
Supplementary information:
Capital expenditures	19,896	26,319	24,849
Working capital (at end of period)	95,123	82,063	62,874

Operating Activities

Significant non-cash items included in operating activities are:

●
depreciation and amortization, which for 2008 totaled $13.2 million, an increase of $3.6 million from 2007 and $6.2 million from 2006, as a result of the continued increase in the size of our construction fleet in recent years and a full year's depreciation on equipment purchased in the RHB acquisition on October 31, 2007;

●
deferred tax expense was $8.9 million, $6.6 million and $6.3 million in 2008, 2007 and 2006, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes and amortization for tax return purposes of goodwill arising in the acquisition of RHB.

Besides net income of $18.1 million and the non-cash items discussed above, other significant components of cash flows from operations are as follows:

●
contracts receivable increased by $6.2 million in the current year due to the increase in revenues of $109 million, including those of the Nevada operations, as compared to an increase of $6.6 million in 2007 which was also due to an increase in revenue and a higher level of customer retentions;

●
the increase in cost and estimated earnings in excess of billings on uncompleted contracts of $3.8 million as of December 31, 2008, versus a decrease  of $0.6 million as of December 31, 2007, which was due to an increase in the volume of materials purchased for certain projects at December 31, 2008, but not billed to the customer until 2009 and timing of other billings.

●
accounts payable decreased by $1.1 million in 2008 and increased $6.1 million in 2007 as a result of changes in the volume of materials and sub-contractor services purchased in later months of each period.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $19.9 million in 2008, compared with a total of $26.3 million of property and equipment purchases in 2007.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  The decrease in capital expenditures in 2008 was principally due to management's cautious view regarding certain of the Company's markets in 2009 and current economic uncertainties.  Unless such factors change, management expects capital expenditures in 2009 to be equal to or less than in 2008.

During the twelve months ended December 31, 2008, the Company had purchases of short-term securities of $24.3 million versus a net reduction of $26.1 million in 2007 primarily due to the longer term of the securities purchased.

In October 2007, we purchased a 91.67% equity interest in RHB which we acquired for a net cash purchase price of $49.3 million in order to expand our construction operations to Nevada.

Financing activities

Financing activities in 2008 primarily reflect a reduction of $10.0 million in borrowings under our $75.0 million Credit Facility as compared to an increase of $35.0 million of borrowings in 2007.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

Additionally, the Company sold common stock in 2007 and 2006 for net proceeds of $34.5 million and $27.0 million, respectively.

Liquidity

The level of working capital required for our construction business varies due to fluctuations in:
•	customer receivables and contract retentions;
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments and progress billings;
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

As of December 31, 2008, we had working capital of $95.1 million, an increase of $13.1 million over December 31, 2007.  Increasing working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer-lived projects.  The increase in working capital was mainly the result of net income plus depreciation and deferred tax expense totaling $40.2 million reduced by purchases of property and equipment of $19.9 million and net repayment of debt of $10 million.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and expects no other material changes in its liquidity.

Sources of Capital

In addition to our available cash and cash equivalents, short term investments balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

The financial markets have recently experienced substantial volatility as a result of disruptions in the credit markets.  However, to date we have not experienced any difficulty in borrowing under our Credit Facility or any change in its terms.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility entered into on October 31, 2007 replaced a similar $35.0 million revolver that had been renewed in April 2006.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility were used to finance the RHB acquisition, repay indebtedness outstanding under the Revolver, and finance working capital. At December 31, 2008, the aggregate borrowings outstanding under the Credit Facility were $55.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $18.2 million.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.

The Credit Facility contains restrictions on our ability to:

•	Make distributions and dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Incur negative income for two consecutive quarters.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2008.

The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2008 ranged from 3.5% to 7.5%.

Management believes that the new Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2009.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate. The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to earnings before interest, taxes, depreciation and amortization ("EBITDA") that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% or 2.25%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months. The new Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.

Mortgages

In 2001 we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston.  The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2008 was 3.5% per annum, repayable over 15 years.

Uses of Capital

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2008.

	Payments due by Period
	Total	Less Than One Year	1—3 Years	4—5 Years	More Than 5 Years
	(Amounts in thousands)
Credit Facility	$55,000	$—	$—	$55,000	$—
Operating leases	2,146	721	1,425	--	—
Mortgages	556	73	220	147	116
	$57,702	$794	$1,645	$55,147	$116

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2008 interest on the Credit Facility was approximately $91,000.  The mortgages are expected to have future annual interest expense payments of approximately $18,000 in less than one year, $40,000 in one to three years, $14,000 in four to five years and $3,000 for all years thereafter.

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

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts.  Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.  Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  We have pledged all proceeds and other rights under our construction contracts to our bond surety to the surety company.

Capital Expenditures.

Our capital expenditures during 2008 were $19.9 million, and during 2007 were $36.0 million including property, plant and equipment acquired with the purchase of RHB.  In 2009 we expect that our capital expenditure spending will be equal to or less than the 2008 level due to management's cautious view regarding certain of the Company's markets and current economic uncertainties.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt the provisions of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date of SFAS 157 deferred implementation to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115" ("SFAS No. 159").  This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of this pronouncement did not have a material impact on the Company's results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling ("minority interests") for both the consolidated balance sheet and income statement.  This Statement is effective for the Company for fiscal years beginning on or after January 1, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  When this Statement is adopted, the minority interest in any subsequent acquisitions that does not contain a put will be reported as a separate component of stockholders' equity instead of a liability and net income will be segregated between net income attributable to common stockholders and non-controlling interests.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks.  At December 31, 2008, $55 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2008, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $15,000 in 2008.

To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm price quotations from our suppliers, except for fuel, and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.

During 2009, we have started a process of investing in certain securities, the assets of which are a crude oil commodity pool.  We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations.  There can, however, be no assurance that this process will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

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

Directors.  The following table sets forth the name and age of each of the Company's current directors and the positions each held on February 16, 2009.

Name	Position	Age	Director Since	Year Term of Office Expires
Patrick T. Manning	Chairman of the Board of Directors & Chief Executive Officer	63	2001	2011
Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer, Director	63	2001	2011
John D. Abernathy	Director	71	1994	2009
Robert W. Frickel	Director	65	2001	2009
Donald P. Fusilli, Jr.	Director	57	2007	2010
Maarten D. Hemsley	Director	59	1998	2010
Christopher H. B. Mills	Director	56	2001	2010
Milton L. Scott	Director	52	2005	2009
David R. A. Steadman	Director	71	2005	2009

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

John D. Abernathy.  Mr. Abernathy was Chief Operating Officer of Patton Boggs LLP, a Washington D.C. law firm, from January 1995 through May 2004 when he retired.  He is also a director of Par Pharmaceutical Companies, Inc., a New York Stock Exchange-listed company that manufactures generic and specialty drugs, and Neuro-Hitech, Inc., a company that manufactures generic drugs, the shares of which are traded on the over-the-counter market.  Mr. Abernathy is a certified public accountant.  In December 2005, Mr. Abernathy was first elected Lead Director by the independent members of the Board of Directors.

Robert W. Frickel.  Mr. Frickel is the founder and President of R.W. Frickel Company, P.C., a public accounting firm that provides audit, tax and consulting services primarily to companies in the construction industry.  Prior to the founding of R.W. Frickel Company in 1974, Mr. Frickel was employed by Ernst & Ernst.  Mr. Frickel is a certified public accountant.

Donald P. Fusilli, Jr. Mr. Fusilli is presently the principal of the Telum Group, a professional consulting firm.  From January 2008 to January 2009, he was the Chief Executive Officer of a marine services subsidiary of David Evans and Associates, Inc., a company that provides underwater mapping and analysis services.  From May 1973 until September 2006, Mr. Fusilli served in a variety of capacities at Michael Baker Corporation, a public company listed on the American Stock Exchange that provides a variety of professional engineering services spanning the complete life cycle of infrastructure and managed asset projects.  Mr. Fusilli joined Michael Baker Corporation as an engineer and over the course of his career rose to president and chief executive officer in April 2001.  From September 2006 to January 2008, Mr. Fusilli was an independent consultant providing strategic planning, marketing development and operations management services.  Mr. Fusilli is a director of RTI International Metals, Inc., a New York Stock Exchange-listed company that is a leading U.S. producer of titanium mill products and fabricated metal components.  He holds a Civil Engineering degree from Villanova University, a Juris Doctor degree from Duquesne University School of Law and attended the Advanced Management Program at the Harvard Business School.

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

Christopher H. B. Mills.  Mr. Mills is a director of JOHCMG.  Prior to founding JOHCMG in 1993, Mr. Mills was employed by Montagu Investment Management and its successor company, Invesco MIM, as an investment manager and director, from 1975 to 1993.  He is the Chief Executive of North Atlantic Smaller Companies Investment Trust plc, which is a part of JOHCMG and a 3.82% holder of the Company's common stock.  Mr. Mills is a director of two U.S. public companies, W-H Energy Services, Inc., a New York Stock Exchange-listed company that is in the oilfield services industry, and SunLink Healthcare Systems, Inc., a publicly-traded, non-urban community healthcare provider for seven hospitals and related businesses in four states in the Southwest and Midwest.  Mr. Mills also serves as a director of a number of public and private companies outside of the U.S. in which JOHCMG funds have investments.

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

Roger M. Barzun.  Mr. Barzun has been the Company's Vice President, Secretary and General Counsel since August 1991.  He was elected a Senior Vice President from May 1994 until July 2001 and again in March 2006.  Mr. Barzun has been a lawyer since 1968 and is a member of the bar of both New York and Massachusetts.  Mr. Barzun also serves as general counsel to other corporations from time to time on a part-time basis.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s equity securities, or insiders, to file with the Securities and Exchange Commission (SEC) reports of beneficial ownership of those securities and certain changes in beneficial ownership on Forms 3, 4 and 5, and to give the Company a copy of those reports.

Based solely upon a review of Forms 3 and 4 and amendments to them furnished to the Company during 2008, any Forms 5 and amendments to them furnished to the Company relating to 2008, and any written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to the Company’s insiders were satisfied except as follows:

In December 2008, Mr. Mills shared voting and investment power over 400,000 shares of the Company's common stock with North Atlantic Smaller Companies Investment Trust plc, or NASCIT, of which he is chief executive officer.  Mr. Mills failed to timely file a Form 4 covering sales by NASCIT on December 5, 2008 of 39,400 shares.  A Form 4 reporting that sale was filed with the SEC on December 12, 2008.

Code of Ethics.  The Company has adopted a Code of Business Conduct & Ethics that complies with SEC rules.  The Code applies to all the officers and in-house counsel of the Company and its subsidiaries, and is posted on the Company’s website at www.sterlingconstructionco.com.

The Audit Committee.  The Company has a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are  John D. Abernathy, Chairman, Donald P. Fusilli, Jr., and Milton L. Scott.

Each of the members of the Audit Committee is an independent director under the independence standards of both Nasdaq and the SEC.  The Board of Directors has determined that each of Messrs. Abernathy and Scott is an audit committee financial expert.  The independent members of the Board have appointed Mr. Abernathy Lead Director.

Item 11.	Executive Compensation

Introduction

This Item 11 has two main parts.  The first contains information about the compensation of the executive officers of the Company and the second contains information about the compensation of directors who are not also executive officers.

The Company is required under applicable rules and regulations to furnish information about the compensation of four of its top executive officers.  Because these executive officers are named in the Summary Compensation Table for 2008 in this Item 11, they are sometimes referred to as the named executive officers.  The named executive officers are as follows:

Patrick T. Manning	Chairman & Chief Executive Officer
Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer
James H. Allen, Jr.	Senior Vice President & Chief Financial Officer
Roger M. Barzun	Senior Vice President, Secretary & General Counsel

The compensation of these executives, which is based on employment agreements between the Company and the executives, is described and discussed in the subsections listed below:

•	The Compensation Discussion and Analysis, which covers how and why executive compensation was determined.

•	The Employment Agreements of Named Executive Officers, which describes the important terms of the executives' employment agreements.

•
The Potential Payments upon Termination or Change-in-Control, which as its name indicates, describes particular provisions of the executives' employment agreements relating to the termination of their employment and a change in control of the Company.

•	The Summary Compensation Table for 2008, which shows the cash and equity compensation the Company paid to the named executive officers for 2008.

•
The table of Grants of Plan-Based Awards for 2008, which shows details of any equity and non-equity awards made to the named executive officers for 2008 and describes the plans under which the Company made those awards.

•
The table of Option Exercises and Stock Vested for 2008, which shows the number of shares the named executive officers purchased under their stock options in 2008 and the dollar value of the difference between the market value of the shares purchased on the date of purchase and the option exercise price.

•
The table of Outstanding Equity Awards at December 31, 2008, which as its name indicates, shows the stock options held by the named executive officers at year's end and gives other details of their option awards.

Compensation Discussion and Analysis

Introduction.  This discussion and analysis of executive compensation is designed to show how and why the compensation of the named executive officers was determined.  Their compensation is determined by the Compensation Committee of the Board of Directors, or the Committee, whose members are three independent directors of the Company.

Compensation Objectives.  The Committee's compensation objectives for each of the named executive officers as well as for other management employees is to provide the employee with a rate of pay for the work he does that is appropriate in comparison to similar companies in the industry and that is considered fair by the executive and the Company; to give the executive a significant incentive to make the Company financially successful; and to give him an incentive to remain with the Company.

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

How the Terms of the Employment Agreements Were Determined.  The agreements under which the Company compensated the executives in 2008 became effective as of July 2007, when the prior employment agreements of Messrs. Manning and Harper expired and when Mr. Allen was first employed by the Company.  The Committee's starting point was a written salary and cash incentive bonus proposal made by Messrs. Manning and Harper for themselves and for the five senior managers of TSC.  Mr. Allen had not then joined the Company.  In connection with the proposal, Messrs. Manning and Harper stressed their belief in the importance of a team approach to compensation, an approach that is designed to avoid the disruptive effects of variations in compensation levels between managers of equal responsibility and importance to the Company.  The Committee discussed the proposal in the course of several meetings.  No member of senior management to be covered by the employment agreements, including Messrs Manning and Harper, was present at any of the Committee's deliberations and discussions.

Compensation Principles and Policies.  In the course of their discussions, members of the Committee came to a consensus on the following general compensation principles as a guide for their further discussion of the compensation of Messrs. Manning, Harper and Allen as well as of the five senior managers of TSC:

•	Compensation should consist of two main elements, base salary and cash incentive bonus to achieve all of the compensation objectives discussed above.

•
Equity compensation should not be an element of compensation for executives who already hold a substantial number of shares of the Company's common stock or who already hold options to purchase a substantial number of shares of common stock, or both.

•
The cash incentive bonus element of compensation should be divided into two parts: one part, 60%, of the incentive bonus should be based on the achievement by the Company, on a consolidated basis, of financial goals.  The other part, 40%, should be based on the achievement by the executive of personal goals to be established annually in advance by the Committee in consultation with the executive.

•
Perquisites such as car allowances, reimbursement of club dues and the like should not be an element of compensation because salaries are designed to be sufficient for the executive to pay these items personally.

•	The Committee should determine at the end of each year the extent to which each of Messrs. Manning, Harper and Allen has achieved his personal goals, as provided in the Committee’s charter.

•	In determining individual compensation levels, the Committee should take into account, among other things, the following:

•	The elimination of stock options as an element of compensation (except for Mr. Allen, who was a new employee in 2007.)

•	The executives' existing salaries.

•	Salaries of comparable executives in the industry.

•	Wage inflation from 2004 through 2007, to the extent applicable.

•	The Company's growth since July 2004 when the prior employment agreements of Messrs. Manning and Harper became effective and the resulting increase in senior management responsibilities.

•	The total amount that is appropriate for the Company to allocate to the compensation of the Company's senior management given the Company's size and industry.

•	The elimination of perquisites.

Compensation Consultant.  To assist them in evaluating management's proposed salary and bonus structure, in May 2007, the Committee authorized its Chairman to retain the services of Hay Group, a large firm that performs a number of consulting services, including the benchmarking of executive compensation.  The Committee's Chairman instructed Hay Group to prepare an analysis of the levels of compensation payable under the July 2004 employment agreements to Messrs. Manning, Harper and the five senior managers of TSC, and to compare them to a representative group of similar companies.  Mr. Allen joined the Company in July 2007 just before Hay Group's report was finished and as a result, its analysis did not cover his compensation.

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

After distributing its report to members of the Committee, two representatives of Hay Group reviewed its findings in detail at a meeting of the Committee held at the end of July 2007.   Hay Group performed no other services for the Committee.  Because of the work Hay Group did for the Committee, the Board's Corporate Governance & Nominating Committee retained Hay Group to do a similar analysis and report relating to the compensation of the Company's non-employee directors.

The following is a summary of the Hay Group's Executive Compensation Report, which was delivered to Committee members in mid 2007 and was based on financial information for calendar year 2006, the then most recently completed full fiscal year:

•
Except for net income, the Company was at or about the median of the peer group in sales, assets, market capitalization and number of employees.  In total shareholder return, growth in income before interest and taxes, and return on investment, the Company was ahead of the peer group.

•	The Company's 2006 net income was above the peer group and its stockholders' equity was 135% of the peer-group median.

•
Using the peer group, the base salaries of Messrs. Manning and Harper under their July 2004 agreements were 64% and 81%, of the median, respectively; the sum of their base salaries and annual incentive awards were 130% and 150% of the median, respectively; and their total direct compensation (which includes equity compensation) was 86% and 93% of the median, respectively.

•
Using Hay Group's so called national general industry database updated to July 2007, the base salaries of Messrs. Manning and Harper under the July 2004 agreements were below the median, 91% and 81% respectively, but their total cash compensation was above the median, 144% and 132%, respectively.

The Committee concluded from these numbers that it is the financial success of the Company and the resulting incentive bonuses that results in the total compensation of Messrs. Manning and Harper to be above the median.

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

Because of management's expressed desire for a team concept of compensation, the Committee agreed with the proposal of Messrs. Manning and Harper that their own salaries and cash incentive bonuses be the same, reflecting their belief that each has different but equal levels of responsibility and expertise.

The Committee determined that performance-based compensation, including deferred salary as described below, should be approximately equal to base salary.  In the case of Mr. Allen, his performance-based compensation when combined with his equity compensation is approximately 60% of his base salary.

As noted above, Mr. Allen's compensation was not a subject of Hay Group's report because he joined the Company just before the report was presented.  The Committee established his salary based on a number of factors, including Mr. Allen's thirty years of experience in Houston with a major public accounting firm, nineteen of those years consisting of concentration in the construction industry; his financial and business experience; the compensation package requested by Mr. Allen; and Committee members' own judgment of what is a reasonable level of compensation.  The Committee granted him the stock option described below so that like other members of senior management, he would have a long-term equity interest in the Company.  The Committee determined that Mr. Allen would be compensated under the same form of employment agreement as the one agreed upon with Messrs. Manning and Harper.

Deferred Salary.  The Committee's first inclination was to have cash incentive bonuses tied solely to a financial measurement found in the Company's annual audited financial statements.  Mr. Harper advised the Committee that EBITDA was used in the past as a measure of financial performance because it was the number on which management believes that its performance has the most direct effect.  Mr. Harper also noted that the threshold for bonus achievement was 75% instead of 100% of budgeted EBITDA because in the past, base salaries had been set at a relatively low level, a fact supported by the Hay Group report.  The relatively easily achieved cash incentive bonus together with base salary was intended to yield fair base compensation, but was also intended to conserve cash by keeping salaries low in years in which the Company had especially poor financial performance and did not even achieve 75% of budgeted EBITDA.

The Committee agreed to maintain this concept, but determined that it would be better structured by revising the base salary arrangements.  The Committee divided base salary into two parts; the larger part to be paid in periodic installments through the payroll system, or base payroll salary, and the balance to be deferred, or base deferred salary, to be paid in a lump sum after year end only if 75% of budgeted EBITDA is achieved.  EBITDA is defined in the agreements as annual net income determined in accordance with generally accepted accounting principles —

Plus	Interest expense for the period;

Plus	Depreciation and amortization expense for the period;

Plus	Federal and state income tax expense incurred for the period;

Plus	Extraordinary items (to the extent negative) if any, for the period;

Minus	Extraordinary items (to the extent positive) if any

Minus	Interest income for the period; and

Minus	Any fees paid to non-employee directors.

Cash Incentive Bonus.  In keeping with its principle of basing cash incentive bonuses on the achievement of a financial measurement that can be determined by direct reference to the Company's audited annual financial statements, the Committee decided to base 60% of the bonus on achieving budgeted fully-diluted earnings per share in the belief that it is a measure that most directly affects a stockholder's investment in the Company, and 40% on the achievement of personal goals by the executives.

Termination Events.  The obligations of the Company under the employment agreements in the event of the termination of the employment of the named executive officers or a change in control of the Company are described in detail in the section entitled Potential Payments Upon Termination or Change-in-Control, below.

The Committee's principle in setting termination provisions was based on the belief that absent a termination for cause, an employee should at least receive the base deferred salary and cash incentive bonus that he would have earned had his employment not terminated, but prorated for the portion of the year that he was an employee.  The Committee made an exception to this in the event the executive voluntarily resigns, in which case the Committee determined that payment of any cash incentive bonus is not warranted because incentive bonuses are designed in part to encourage the employee to remain in the Company's employ.

In accordance with a sense of basic fairness, the Committee determined that in the event that termination is by the Company without cause or because of an uncured breach by the Company of the employment agreement, the executive should also receive the benefit of his base salary for the balance of the term of the agreement, but at least for twelve months.

The Committee did not believe that any special payments should be made to executives in the event of a change in control of the Company because the protections afforded by their employment agreements against termination without cause would be unaffected by a change in control.  The executives' outstanding stock options by their terms vest in full in the event of a change in control.  The acceleration of vesting is based on the assumption that a change in control often results in a change in senior management.  Absent accelerated vesting, a termination without cause after a change in control could unfairly reduce or eliminate the benefit of a stock option depending on when the change occurs.  If the executive is terminated for cause, all of the executives' stock options immediately terminate.

Deferred Salary and Incentive Awards for 2008.  In 2008, the Company exceeded the 75% of budgeted EBITDA goal, but did not achieve the budgeted, fully-diluted earnings-per-share goal.  In February 2009, the Committee reviewed the personal goals of each of Messrs. Manning, Harper and Allen and determined that they had substantially completed all of them to the satisfaction of the Committee.  Therefore, the Committee approved the payment to each of Messrs. Manning, Harper and Allen of his base deferred salary and 40% of his cash incentive bonus.

The Committee, in the exercise of its discretion and based on the personal judgment of the Committee members, awarded Mr. Barzun a cash incentive bonus of $30,000 and increased his annual salary to $80,000.

All base deferred salary payments and cash incentive bonuses for 2008, are more fully described in the following sections:

Employment Agreements of Named Executive Officers

Summary Compensation Table for 2008

Grants of Plan-Based Awards for 2008

Employment Agreements of Named Executive Officers

During 2008, Messrs. Manning, Harper and Allen were compensated under similar employment agreements that became effective in July of 2007 and that expire on December 31, 2010.  The following table describes the material financial features of each of the employment agreements.

	Mr. Manning	Mr. Harper	Mr. Allen
Base Salary	$365,000	$365,000	$250,000
Base Deferred Salary	$162,500	$162,500	$75,000
Maximum Incentive Bonus	$162,500	$162,500	$75,000
Equity Compensation	None	None	13,707-share stock option award (1)
Vacation	Discretionary (2)	Discretionary (2)	5 weeks
Benefits Paid by the Company	None	None	None(3)

(1)	Information about this stock option, which was granted in August 2007, is set forth below in the section entitled Outstanding Equity Awards at December 31, 2008.

(2)	The executive is entitled to take as many days vacation per year as he believes is appropriate in light of the needs of the business.

(3)
At Mr. Allen's request when he joined the Company, the Company agreed that he would continue his then current health plan rather than participate in the Company's health plan and that he would be reimbursed for up to $1,000 of the monthly premiums of his plan.  This arrangement is less expensive for the Company than if Mr. Allen had joined the Company's health plan.

Mr. Barzun's Employment Agreement.  Mr. Barzun's employment agreement became effective in March 2006 and continues until terminated by the Company or by Mr. Barzun.  His base salary in 2008 under the terms of his employment agreement was $75,000, and is subject to merit increases.  He is also eligible to receive an annual cash incentive bonus in the discretion of the Committee.  Because he is a part-time employee, there is no provision in his agreement for paid vacation time.

All of the foregoing agreements provide for the election of the executive to his current positions with the Company.  The employment agreements of Messrs. Manning, Harper and Allen provide that they may not compete with the Company after termination of employment for a period of twelve months or for the period, if any, during which the Company is obligated to continue to pay him his base payroll salary, whichever period is longer

Potential Payments upon Termination or Change-in-Control

The following table describes the payment and other obligations of the Company and the named executive officers under their employment agreements in the event of a termination of employment or a change in control of the Company.  The table also shows the estimated cost to the Company had the executive's employment been terminated on December 31, 2008.

Patrick T. Manning, Joseph P. Harper, Sr. & James H. Allen, Jr.

Event	Payment and/or Other Obligations *
1.Termination by the Company without cause
The Company must —
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

Estimated December 31, 2008 termination payments: Messrs. Manning & Harper (each)	$730,000 plus COBRA payment reimbursement, which currently would be approximately $32,219 for Mr. Manning and $20,885 for Mr. Harper for the two-year period.
Mr. Allen	$500,000 plus $24,000 in health insurance reimbursements.
2.Termination by reason of the executive's death
The Company is obligated to pay the executive a portion of any base deferred salary and of any cash incentive bonus that he would have earned had he remained an employee of the Company through the end of the calendar year in which his employment terminated, based on the number of days during the year that he was an employee of the Company.

Estimated December 31, 2008 termination payments:	None
3.Termination by the Company for cause(1)
The Company is required to pay the executive any accrued but unpaid base payroll salary through the date of termination and any other legally-required payments through that date.
All of the executive's stock options terminate.

Estimated December 31, 2008 termination payments:	None
4.Involuntary resignation of the executive (2)	An involuntary resignation, also known as a constructive termination, is treated under the agreement as a termination by the Company without cause.
Estimated December 31, 2008 termination payments:	See Event #1, above.
5.Voluntary resignation by the executive
The Company is obligated to pay the executive a portion of any base deferred salary that he would have earned had he remained an employee of the Company through the end of the calendar year in which he resigned, based on the number of days during the year that he was an employee of the Company.

Estimated December 31, 2008 termination payments:	None
6.A change in control of the Company.
All the executives' un-exercisable but in-the-money stock options become exercisable in full.  At December 31, 2008, those options had the following values based on the difference between the market value of a share of the Company's common stock at that date and each option's per-share exercise price:
Mr. Manning                                 $11,851
Mr. Harper                                       $1,050
Mr. Allen                                                -0-

*	The base payroll salaries, base deferred salaries and cash incentive bonus eligibility of the executives are set forth above under the heading Employment Agreements of Named Executive Officers.

(1)
The term "cause" is defined in the employment agreements and means what is commonly referred to as cause in employment matters, such as gross negligence, dishonesty, insubordination, inadequate performance of responsibilities after notice and the like.  A termination without cause is a termination for any reason other than for cause, death or voluntary resignation.

(2)
The executive is entitled to "involuntarily" resign in the event that the Company commits a material breach of a material provision of his employment agreement and fails to cure the breach within thirty days, or, if the nature of the breach is one that cannot practicably be cured in thirty days, if the Company fails to diligently and in good faith commence a cure of the breach within the thirty-day period.

Roger M. Barzun.  In the event that Mr. Barzun's employment is terminated for cause, the Company is only obligated to pay him his salary through the date of termination, and his outstanding options terminate on that date.  In the event that his employment is terminated without cause, or by reason of his death or permanent disability, the Company is obligated to pay him his salary then in effect for a period of six months, which at December 31, 2008 would be $37,500, and to pay him within thirty days of his termination a portion of any cash incentive bonus to which he would otherwise have been entitled had his employment not been terminated, based on the number of days during the year that he was an employee of the Company.  For purposes of determining the amount of the cash incentive bonus to which he would have been entitled, the Company is required to make such reasonable assumptions as it determines in good faith.  In the event of a change in control of the Company, all of Mr. Barzun’s options become exercisable in full.  At December 31, 2008, his only un-exercisable, in-the-money option had a value of $700 based upon the difference between the market value of a share of the Company's common stock at that date and the option's per-share exercise price.

Summary Compensation Table for 2008

The following table sets forth for calendar years 2006, 2007 and 2008 all compensation awarded to, earned by, or paid to, Patrick T. Manning, the Company's principal executive officer, and James H. Allen, Jr., its principal financial officer, who joined the Company in July 2007.

The table also shows the same compensation information of Joseph P. Harper, Sr., the Company's President, Treasurer & Chief Operating Officer, and Roger M. Barzun, its Senior Vice President, Secretary & General Counsel, who are the only other executive officers whose compensation for 2008 exceeded $100,000.

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

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)(3)	Total ($)
Patrick T. Manning Chairman of the Board & Chief Executive Officer (principal executive officer)	2006 2007 2008	240,000 296,500 365,000	82,883 — —	341,000 325,000 227,500	38,950 31,258 6,900	702,833 652,758 599,400
Joseph P. Harper, Sr. President, Treasurer & Chief Operating Officer	2006 2007 2008	235,800* 282,500 365,000	82,883 — —	318,500 325,000 227,500	21,150 14,396 7,300	658,333 621,896 599,800
James H. Allen, Jr. Senior Vice President & Chief Financial Officer (principal financial officer)	2007 2008	115,500 250,000	14,553 —	100,000 105,000	865 7,500	230,918 362,500
Roger M. Barzun Senior Vice President & General Counsel, Secretary	2007 2008	62,500 76,800	— —	75,000 30,000	— —	137,500 106,800

*	This includes $20,800 paid to Mr. Harper for foregoing approximately five weeks of the vacation he was entitled to in 2006 under his prior employment agreement, which expired in July 2007.

(1)
The value of these stock option awards is the total dollar cost of the award recognized by the Company in the year of grant for financial reporting purposes in accordance with FAS 123R.  No amounts earned by the executive officers have been capitalized on the balance sheet for 2008.  The cost does not reflect any estimates made for financial statement reporting purposes of forfeitures by the executive officers related to service-based vesting conditions.

The valuation of these options was made on the equity valuation assumptions described in Note 8 of Notes to Consolidated Financial Statements.  None of the awards has been forfeited.  The following section, entitled Grants of Plan-Based Awards for 2008, contains a description of the basis on which these stock options were awarded and their full grant date fair market value.

(2)
Cash incentive bonuses were calculated and approved by the Committee in February 2009.  The bonuses for 2006 were determined in part by the application of a formula found in the prior employment agreement of each executive officer and in part by the Committee exercising its discretion as to the amount of additional cash incentive bonus within the range provided for in his employment agreements.  Footnotes (1) and (2) to the table in the following section, entitled Grants of Plan-Based Awards for 2008, contain a description of the formula and its application.

(3)	The following table shows a breakdown of the amounts shown above in the column entitled All Other Compensation. The dollar amounts are the costs of the items to the Company.

Type of Other Compensation	Year	Mr. Manning	Mr. Harper	Mr. Allen
Car allowance	2006 2007 2008	$8,400 $5,000 —	$8,400 $5,000 —	— —
Expenses of commuting to work	2006 2007 2008	$2,500 $2,400 —	$1,800 $1,750 —	— —
Country club dues	2006 2007 2008	$25,000 $15,000 —	$4,500 $3,420 —	— —
Company contribution to 401(k) Plan account	2006 2007 2008	$3,050 $8,858 $6,900	$6,450 $4,226 $7,300	— $865 $7,500

Grants of Plan-Based Awards for 2008

The following table shows each grant of an award for 2008 to a named executive officer under a Company plan.  The Company did not award any SAR's, stock, restricted stock, restricted stock units, or similar instruments to any of the named executive officers in 2008.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards
			($)		(#)	($/share)	($)
		Threshold	Target	Maximum
Patrick T. Manning	N/A	162,500	260,000	325,000	—	N/A	N/A
Joseph P. Harper, Sr.	N/A	162,500	260,000	325,000	—	N/A	N/A
James H. Allen, Jr.	N/A	75,000	120,000	150,000	—	N/A	N/A
Roger M. Barzun	N/A	—	$75,000	—	—	N/A	N/A

(1)	Non-Equity Incentive Plan Awards. In the table above, "possible" payouts mean the payouts that were available to be earned by the executive for calendar year 2008.

Messrs. Manning, Harper and Allen. As more fully described above under the heading Employment Agreements of Named Executive Officers, the employment agreements of Messrs. Manning, Harper and Allen provide each executive annually with the ability to earn compensation in addition to his base salary.  The additional compensation is divided into three parts, each based on the achievement of an annual goal, as follows:

•	The achievement by the Company of 75% of budgeted EBITDA.

•	The achievement by the Company of budgeted fully-diluted earnings per share.

•	The achievement by the executive of personal goals approved by the Committee at the beginning of the year.

As a result, in any given year, the executive may earn all, some or none of the additional compensation. In the table above —

•
The Threshold is the amount that the executive will earn if the Company achieves the 75% of budgeted EBITDA goal.  It is designated the threshold because, as described above in the section entitled Compensation Discussion and Analysis, this amount is considered by the Committee to be salary that is deferred pending the achievement by the Company of a relatively modest financial goal.  In 2008 the goal was more than met by achieving 92% of budgeted EBITDA.

•	The Target is the amount that the executive will earn if both the EBITDA and the earnings-per-share goals are achieved. In 2008, the Company did not achieve the earnings-per-share goal.

•
The Maximum is the sum of the Target amount and the amount the executive will earn if, in addition to the financial goals, he achieves all of his personal goals for the year.  In 2008 the Committee determined that each executive completed substantially all of his personal goals.

Mr. Barzun.  Mr. Barzun's cash incentive bonus for a given year is entirely in the discretion of the Committee and is based on the Company's consolidated financial results for the year, the number of non-routine legal transactions to which he devoted substantial time during the year, and such other matters as the Committee deems relevant.  Accordingly, because Mr. Barzun's possible payout for 2008 cannot be estimated at the beginning of the year, the Target amount included in the table is the bonus paid to him for 2007.

For the actual amounts paid to the executives for 2008, see the Summary Compensation Table for 2008, above.

Option Exercises and Stock Vested for 2008

The following table contains information on an aggregated basis about each exercise of a stock option during 2008 by each of the named executive officers.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise(1) ($)
Patrick T. Manning	17,200	$221,380
Joseph P. Harper, Sr.	—	—
James H. Allen, Jr.	—	—
Roger M. Barzun	1,190	$24,722

(1)
SEC regulations define the "Value Realized Upon Exercise" as the difference between the market price of the shares on the date of the purchase, and the option exercise price of the shares, whether or not the shares are sold, or if they are sold, whether or not the sale occurred on the date of the exercise.

Outstanding Equity Awards at December 31, 2008

The following table shows certain information concerning un-exercised stock options and stock options that have not vested that were outstanding on December 31, 2008 for each named executive officer.  No other equity awards have been made to the named executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price/Share ($)	Option Grant Date	Option Expiration Date	Vesting Date Footnotes
Patrick T. Manning	400	600	$25.21	8/08/2006	9/08/2011	(1)
	10,000	—	$24.96	7/18/2006	7/18/2011	(2)
	300	600	$16.78	8/12/2005	9/12/2010	(1)
	10,000	—	$9.69	7/18/2005	7/18/2010	(2)
	2,800	700	$3.10	8/12/2004	8/12/2014	(1)
	—	—	$3.10	8/12/2004	8/12/2009	(2)
	3500	—	$3.05	8/20/2003	8/20/2013	(1)
Joseph P. Harper, Sr.	400	600	$25.21	8/08/2006	9/08/2011	(1)
	10,000	—	$24.96	7/18/2006	7/18/2011	(2)
	900	600	$16.78	8/12/2005	9/12/2010	(1)
	10,000	—	$9.69	7/18/2005	7/18/2010	(2)
	3,500	—	$3.10	8/12/2004	8/12/2014	(3)
	10,000	—	$3.10	8/12/2004	8/12/2009	(2)
	3,500	—	$3.05	8/20/2003	8/20/2013	(3)
	3,500	—	$1.725	7/24/2002	7/24/2012	(3)
	3,700	—	$1.50	7/23/2001	7/23/2011	(1)
James H. Allen, Jr.	13,707	9,138	$18.99	8/7/2007	8/7/2012	(3)
Roger M. Barzun	240	360	$25.21	8/8/2006	9/8/2011	(1)
	600	400	$16.78	8/12/2005	9/12/2010	(1)
	2,000	—	$3.10	8/12/2004	8/12/2014	(4)

Vesting of Stock Options.  If there is a change in control of the Company, all the stock options then held by a named executive officer become exercisable in full.  Absent a change in control of the Company, the options listed above vest as described in the following footnotes:

(1)	This option vests in equal installments on the first five anniversaries of its grant date.

(2)	This option vested in a single installment on July 18, 2007.

(3)	This option vests in equal installments on the first three anniversaries of its grant date.

(4)	This option vested in a single installment on its grant date.

Director Compensation for 2008

The Company does not pay additional compensation for serving on the Board of Directors to directors who are employees of the Company, namely Messrs. Manning and Harper.  The following table contains information concerning the compensation paid for 2008 to non-employee directors.  All dollar numbers are rounded to the nearest dollar.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(3) ($)	Total(2) ($)
John D. Abernathy (Lead director) Chairman of the Audit Committee Member of the Compensation and Corporate Governance & Nominating Committees	39,184	50,000	89,184
Robert W. Frickel Chairman of the Compensation Committee Member of the Corporate Governance & Nominating Committee	29,884	50,000	79,884
Donald P. Fusilli, Jr. Member of the Audit Committee Member of the Compensation Committee	26,956	50,000	76,956
Maarten D. Hemsley	21,406	50,000	71,406
Christopher H. B. Mills	18,756	50,000	68,756
Milton L. Scott Chairman of the Corporate Governance & Nominating Committee Member of the Audit Committee	30,998	50,000	80,998
David R. A. Steadman Member of the Corporate Governance & Nominating Committee	25,542	50,000	75,542

(1)
The aggregate value of these restricted stock awards was $350,000, including $220,833 recognized in 2008 for financial reporting purposes in accordance with FAS 123R.  No amounts earned by a director have been capitalized on the balance sheet for 2008.  The cost does not reflect any estimates made for financial statement reporting purposes of future forfeitures related to service-based vesting conditions.  The valuation of the awards was made on the equity valuation assumptions described in Note 8 of Notes to Consolidated Financial Statements.  None of the awards has been forfeited to date.

(2)
 During 2008, none of the non-employee directors received any other compensation for any service provided to the Company.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and Board committees.  Directors living outside of North America, currently only Mr. Mills, have the option of attending regularly-scheduled in-person meetings by telephone, and if they choose to do so, they are paid an attendance fee as if they had attended in person.

(3)
The following table shows for each non-employee director the grant date fair value of each stock award that has been expensed, the aggregate number of shares of stock awarded, and the number of shares underlying stock options that were outstanding on December 31, 2008.

Name	Grant Date	Securities Underlying Option Awards Outstanding at December 31, 2008 (#)	Aggregate Stock Awards Outstanding at December 31, 2008 (#)	Grant Date Fair Value of Stock and Option Awards ($)
John D. Abernathy	5/19/2005	5,000		27,950
	5/8/2008		2,564	50,000
Total		5,000	2,564	77,950
Robert W. Frickel	7/23/2001	12,000		57,600
	5/19/2005	5,000		27,950
	5/8/2008		2,564	50,000
Total		17,000	2,564	135,550
Donald P. Fusilli, Jr.	5/8/2008	—	2,564	50,000
Maarten D. Hemsley	7/18/2007	2,800		27,640
	7/18/2006	2,800		45,917
	7/18/2005	2,800		17,534
	5/8/2008		2,564	50,000
Total		8,400	2,564	141,091
Christopher H. B. Mills	5/19/2005	5,000		27,950
	5/8/2008		2,564	50,000
Total		5,000	2,564	77,950
Milton L. Scott	5/8/2008		2,564	50,000
David R. A. Steadman	5/8/2008		2,564	50,000

Standard Director Compensation Arrangements.  The following table shows the standard compensation arrangements for non-employee directors that were adopted by the Board on May 8, 2008.

Annual Fees
Annual Fees	Each Non-Employee Director
$17,500
An award (on the date of each Annual Meeting of Stockholders) of restricted stock that has an accounting income charge under FAS 123R of $50,000 per grant.*
Additional Annual Fees for Committee Chairmen
Chairman of the Audit Committee	$12,500
Chairman of the Compensation Committee	$7,500
Chairman of the Corporate Governance & Nominating Committee	$7,500
Meeting Fees
In-Person Meetings	Per Director Per Meeting
Board Meetings	$1,500
Committee Meetings
Audit Committee Meetings in connection with a Board meeting not in connection with a Board meeting Other Committee Meetings in connection with a Board meeting not in connection with a Board meeting	$1,000 $1,500 $500 $750
Telephonic Meetings (Board & committee meetings)
One hour or longer	$1,000
Less than one hour	$300

*
The shares awarded are considered restricted because they may not be sold, assigned, transferred, pledged or otherwise disposed of until the restrictions expire.  The restrictions for the award made on May 8, 2008 expire on May 5, 2009, the day before the 2009 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company.  The shares are forfeited if before the restrictions expire, the director ceases to be a director other than because of his death or disability.

Compensation Committee Interlocks and Insider Participation

During 2008, Robert W. Frickel (Chairman), John D. Abernathy and Donald P. Fusilli, Jr. served on the Compensation Committee.  None of these Compensation Committee members is or has been an officer or employee of the Company.  Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm that performs certain accounting and tax services for the Company.  In 2008, the Company paid or accrued for payment to R.W. Frickel Company approximately $39,700 in fees.  The Company estimates that during 2009, the fees of R.W. Frickel Company will be approximately the same as in 2008.

None of the Company's executive officers served as a director or member of the compensation committee, or any other committee serving an equivalent function, of any other entity that has an executive officer who is serving or during 2008 served as a director or member of the Compensation Committee of the Company.

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

Submitted by the members of the Compensation Committee on March 16, 2009

Robert W. Frickel, Chairman
John D. Abernathy
Donald P. Fusilli, Jr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.  The following table contains information at December 31, 2008 about compensation plans (including individual compensation arrangements) under which the Company has authorized the issuance of equity securities.

Plan Category(1)	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	411,000	$9.753	397,690

(1)
There is no outstanding compensation plan (including individual compensation arrangements) under which the Company has authorized the issuance of equity securities that has not been approved by stockholders.

Security Ownership of Certain Beneficial Owners and Management.  The following table sets forth certain information at February 16, 2009 about the beneficial ownership of shares of the Company's common stock by each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of common stock; by each director; by each executive officer named above in Item 11. — Executive Compensation, under the heading Summary Compensation Table for 2008; and by all directors and executive officers as a group.  The Company has no other class of equity securities outstanding.

Based on information furnished by the beneficial owners, the Company believes that those owners have sole investment and voting power over the shares of common stock shown as beneficially owned by them, except as stated otherwise in the footnotes to the table.

Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 requires that the percentages listed in the following table assume for each person or group the acquisition of all shares that the person or group can acquire within sixty days of February 16, 2009, for instance by the exercise of a stock option, but not the acquisition of the shares that can be acquired in that period by any other person or group listed.

Except for Mr. Mills and the entities listed below, the address of each person is the address of the Company.

Name and Address of Beneficial Owner	Number of Outstanding Shares of Common StockOwned	Shares Subject to Purchase*	Total Beneficial Ownership	Percent of Class
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109 (2)	1,646,870(1)	—	1,646,870	12.49%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21201 (1)	1,086,413(2)	—	1,086,413	8.24%
John D. Abernathy	54,531(3)	5,000	59,531	†
Robert W. Frickel	67,369(3)	17,000	84,369	†
Donald P. Fusilli, Jr.	4,162(3)	—	4,162	†
Joseph P. Harper, Sr.	520,444(4)	173,074	693,518	5.19%
Maarten D. Hemsley	184,238 (3)(5)	8,400	192,638	1.46%
Patrick T. Manning	100,295(6)	27,600	127,895	†
Christopher H. B. Mills ℅ North Atlantic Value LLP Ryder Court, 14 Ryder Street, London SW1Y 6QB, England	317,369(3)(7)	5,000	519,805	2.44%
Milton L. Scott	5,369(3)	—	5,369	†
David R. A. Steadman	24,369(3)	—	24,369	†
All directors and executive officers as a group (11 persons)	1,305,307(8)	243,483(8)	1,548,790	11.53%

*	These are the shares that the entity or person can acquire within sixty days of February 16, 2009.
†	Less than one percent.
(1)
This number is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2009.  Of this number, Wellington Management Company, LLP claims shared voting power over 1,438,659 of the shares and shared dispositive power over all of the shares.

(2)
This number is based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2009.  Of this number, T. Rowe Price claims sole voting power over 461,613 of the shares and sole dispositive power over all of the shares.

(3)
This number includes 2,564 restricted shares awarded to non-employee directors as described above in Item 11. — Executive Compensation in footnote (1) to the Director Compensation Table for 2008.  The restrictions expire on May 5, 2009, the day preceding the 2009 Annual Meeting of Stockholders, but earlier if the director dies or becomes disabled or if there is a change in control of the Company.  The shares are forfeited before the expiration of the restrictions if the director ceases to be a director other than because of his death or disability.

(4)	This number includes 8,000 shares held by Mr. Harper as custodian for his grandchildren.
(5)
This number includes 10,000 shares owned by the Maarten and Mavis Hemsley Family Foundation as to which Mr. Hemsley has shared voting and investment power with his wife and two daughters.  Of the total number of shares, 155,924 shares are pledged as security.

(6)	Of these shares 92,795, have been pledged as security.
(7)
This number consists of 300,000 shares owned by NASCIT of which Mr. Mills is Chief Executive Officer; 14,805 shares owned by Mr. Mills personally over which he claims sole voting and investment power; and 2,564 restricted shares that are described above in footnote (3).

(8)	See the footnotes above for a description of certain of the shares included in this total.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons.

Maarten D. Hemsley.  At December 31, 2008, NASCIT held 2.28% of the Company's outstanding common stock.  NASCIT is a part of JO Hambro Capital Management Group Limited, or JOHCMG, an investment company and fund manager located in the United Kingdom.  From January 2001 until May 2002, Mr. Hemsley was a consultant to JO Hambro Capital Management Limited, or JOHCM, which is part of JOHCMG, and since May 2002 has been an employee of JOHCM.  Mr. Hemsley has served since 2001 as Fund Manager of JOHCMG's Leisure & Media Venture Capital Trust, plc, and since February 2005, as Senior Fund Manager of its Trident Private Equity II LLP investment fund.  Neither of those funds was or is an investor in the Company or any of the Company's affiliates.

Robert W. Frickel.  Mr. Frickel is President of R.W. Frickel Company, P.C., an accounting firm based in Michigan that performs certain accounting and tax services for the Company.  In 2008, the Company paid or accrued for payment to R.W. Frickel Company approximately $39,700 in fees.  The Company estimates that during 2009, the fees of R.W. Frickel Company will be approximately the same as in 2008.

Joseph P. Harper, Jr.  Joseph P. Harper, Jr. is Chief Financial Officer of the Company's wholly-owned subsidiary, Texas Sterling Construction Co., or TSC, and the son of Joseph P. Harper, Sr., who is President, Treasurer & Chief Operating Officer of the Company.  For 2008 Mr. Harper Jr. received salary of $200,000 and deferred salary and cash incentive bonus of $140,000.

The Paradigm Companies.  Since July 2005, Patrick T. Manning has been the husband of the sole beneficial owner of Paradigm Outdoor Supply, LLC, Paradigm Outsourcing, Inc. and Paradigm Consultants, Inc.  The Paradigm companies have provided materials and services to the Company and to other contractors for many years.  In 2008, the Company paid a total of approximately $436,262 to the Paradigm companies.  The Audit Committee reviews and approves these payments in the manner described below.

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

The Paradigm Companies.  TSC engages the Paradigm companies primarily for City of Houston projects to comply with requirements that a portion of project contracts be subcontracted to minority and/or women-owned businesses.  Both Paradigm companies are woman-owned businesses.  Paradigm Outdoor Supply arranges for the purchase of construction materials.  Paradigm delivers the materials directly to the project site and bills the Company for them.  Paradigm Outdoor Supply and similar companies charge a percentage commission ranging from 2% to 3% of the cost of the materials.  Paradigm Outsourcing provides flagmen and other temporary construction personnel to contractors and charges competitive rates for those services.  During 2008, the Company paid Paradigm Outdoor Supply a total of approximately $326,520 for the materials it purchased for the Company; and paid Paradigm Outsourcing $109,548 for temporary personnel supplied to the Company.

The Audit Committee has engaged a separate auditing firm to review on a quarterly basis the purchases of materials and services from Paradigm and to furnish the Audit Committee with a report of the rates charged by the Paradigm companies compared to rates charged by similar firms.  The Audit Committee then determines whether to approve the continuation of business with the Paradigm companies for the succeeding quarter.

Director Independence.  The following table shows the Company's independent directors in 2008 and the committees of the Board of Directors on which they served.  Each of the directors listed has in the past and continues to satisfy Nasdaq's definition of an independent director.  Each member of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee also satisfies Nasdaq's independence standards for service on those committees.  In addition, the members of the Audit Committee satisfy the independence requirements of the SEC's Regulation §240.10A-3.

Name	Committee Assignment
John D. Abernathy	Audit Committee (Chairman) Compensation Committee Corporate Governance and Nominating Committee
Robert W. Frickel	Compensation Committee (Chairman) Corporate Governance & Nominating Committee
Milton L. Scott	Corporate Governance & Nominating Committee (Chairman) Audit Committee
Donald P. Fusilli, Jr.	Audit Committee Compensation Committee
David R. A. Steadman	Corporate Governance & Nominating Committee
Christopher H. B. Mills	None

The relationship between Mr. Frickel's accounting firm and the Company is described above in this Item 12 under the heading Transactions with Related Persons.

In determining that Mr. Mills is independent under Nasdaq rules, the Board of Directors considered the fact that Mr. Mills is the Chief Executive Officer of NASCIT, which is a stockholder holding less than 10% of the Company's outstanding common stock and therefore under applicable rules and regulations is not an affiliate of the Company.  The Board also considered the payments of interest that the Company made on a promissory note it issued to NASCIT in 2001 in connection with the Company's acquisition of TSC and the fact that the note was paid in full on June 30, 2005.  The Board has concluded that under Nasdaq's standards for independence, neither of Mr. Frickel's nor Mr. Mills' relationship to the Company adversely affects his independence.  In reaching this conclusion, the Board also relied on the fact that both Messrs. Frickel and Mills were directors at the time that the Company applied for the listing of its common stock on Nasdaq and that they qualified as independent at that time.

Item 14.                  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees that the Company's independent registered public accounting firm, Grant Thornton LLP, billed to the Company for the years ended December 31, 2008 and 2007.

Fee Category	2008	Percentage Approved by the Audit Committee	2007	Percentage Approved by the Audit Committee
Audit Fees:	$529,000	100%	$574,000	100%
Audit-Related Fees:	--	NA	$25,500	100%
Tax Fees:	$3,000	NA	$3,300	100%
All Other Fees:	$20,000	100%	—	NA

Audit Fees. In 2008 and 2007 audit fees include the fees for Grant Thornton's audit of the consolidated financial statements included in the Company's Annual Report on Form 10-K; reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q; the resolution of issues that arose during the audit process; attestation work required by Section 404 of the Sarbanes-Oxley Act of 2002; and other audit services that are normally provided in connection with statutory and regulatory filings.  For 2008, only $349,000 of the expected billings as reflected in the above table had been billed by December 31, 2008.  For 2007, the audit fees have been updated since the 2007 Form 10-K filing to reflect a reduction of $29,000 from the estimate at the time of filing as compared to the actual fees incurred.

Audit-Related Fees.  In 2007 audit-related fees included fees in connection with the Company's October 2007 acquisition of RHB.

Tax Fees.  Our independent registered public accounting firm provides tax consulting services to the Company.

All Other Fees. In 2008, these fees consist of accounting services performed in connection with our shelf registration filing with the SEC and various other consulting fees on accounting issues.

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

Audit-Related Fees.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, which historically have been provided by our independent registered public accounting firm, and are consistent with the SEC’s rules on auditor independence.  The Audit Committee annually approves specified audit-related services within established fee levels.  All other audit-related services must be pre-approved by the Audit Committee.

Tax Fees.  As the fees related to these services are de minimis in amount, they are approved by the Chairman of the Audit committee prior to being incurred.

All Other Fees.  Other services, if any, are services provided by our independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories.  The Audit Committee must pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

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

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements

Reports of the Company's Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the fiscal periods ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Stockholders' Equity for the fiscal periods ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2008, December 31, 2007 and December 31, 2006

Notes to the Consolidated Financial Statements

Financial Statement Schedules: None

Exhibits

The following exhibits are filed with this Report:

Explanatory Note

Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company had the following names during the following periods:

Hallwood Holdings Incorporated	May 1991 to July 1993
Oakhurst Capital, Inc.	July 1993 to April 1995
Oakhurst Company, Inc.	April 1995 to November 2001
References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
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

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. incorporating all amendments made thereto through May 8, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 333-129780)).

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 333-129780)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).
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

10.3#
Summary of the Compensation Plan for Non Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 333-129780)).

10.4
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

10.5
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

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#*	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                    State of Incorporation
Texas Sterling Construction Co.                                      Delaware
Road and Highway Builders, LLC                                   Nevada
Road and Highway Builders Inc.                                     Nevada
Road and Highway Builders of California, Inc.             California

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

Sterling Construction Company, Inc.

Dated: March 16, 2009                                                 By: /s/ Patrick T. Manning
Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board of Directors; Chief Executive Officer (principal executive officer)	March 16, 2009
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer; Director	March 16, 2009
/s/James H. Allen, Jr. James H. Allen, Jr.	Senior Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2009
/s/ John D. Abernathy John D. Abernathy	Director	March 16, 2009
/s/ Robert W. Frickel Robert W. Frickel	Director	March 16, 2009
/s/ Donald P. Fusilli, Jr. Donald P. Fusilli, Jr.	Director	March 16, 2009
/s/Maarten D. Hemsley Maarten D. Hemsley	Director	March 16, 2009
/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 16, 2009
/s/ Milton L. Scott Milton L. Scott	Director	March 16, 2009
/s/ David R. A. Steadman David R. A. Steadman	Director	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion that Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2009

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sterling Construction Company, Inc.

We have audited Sterling Construction Company, Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sterling Construction Company Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2009

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(Amounts in thousands, except share and per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$55,305	$80,649
Short-term investments	24,379	54
Contracts receivable, including retainage	60,582	54,394
Costs and estimated earnings in excess of billings on uncompleted contracts	7,508	3,747
Inventories	1,041	1,239
Deferred tax asset, net	1,203	1,088
Deposits and other current assets	2,704	1,779
Total current assets	152,722	142,950
Property and equipment, net	77,993	72,389
Goodwill	57,232	57,232
Other assets, net	1,668	1,944
Total assets	$289,615	$274,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,111	$27,190
Billings in excess of cost and estimated earnings on uncompleted contracts	23,127	25,349
Current maturities of long-term debt	73	98
Income taxes payable	547	1,102
Other accrued expenses	7,741	7,148
Total current liabilities	57,599	60,887
Long-term liabilities:
Long-term debt, net of current maturities	55,483	65,556
Deferred tax liability, net	11,117	3,098
Minority interest in RHB	6,300	6,362
	72,900	75,016
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 13,184,638 and 13,006,502 shares issued and outstanding	131	130
Additional paid in capital	150,223	147,786
Retained earnings (deficit)	8,762	(9,304)
Total stockholders’ equity	159,116	138,612
Total liabilities and stockholders’ equity	$289,615	$274,515

The accompanying notes are an integral part of these consolidated financial statements

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)

	2008	2007	2006
Revenues	$415,074	$306,220	$249,348
Cost of revenues	373,102	272,534	220,801
Gross Profit	41,972	33,686	28,547
General and administrative expenses	(13,763)	(13,231)	(10,825)
Other income (expense)	(81)	549	276
Operating income	28,128	21,004	17,998
Interest income	1,070	1,669	1,426
Interest expense	(199)	(277)	(220)
Income from continuing operations beforeincome taxes and minority interest	28,999	22,396	19,204
Income tax expense:
Current	(1,087)	(1,290)	(310)
Deferred	(8,938)	(6,600)	(6,256)
Total Income tax expense	(10,025)	(7,890)	(6,566)
Minority interest in earnings of RHB	(908)	(62)	--
Net Income from continuing operations	18,066	14,444	12,638
Income from discontinued operations, including gain on disposal of $121 in 2006	--	--	682
Net income	$18,066	$14,444	$13,320

Basic net income per share:
Net income from continuing operations	$1.38	$1.31	$1.19
Net income from discontinued operations	--	--	$0.06
Net income	$1.38	$1.31	$1.25
Weighted average number of shares outstanding in computing basic per share amounts	13,119,987	11,043,948	10,582,730
Diluted net income per share:
Net income from continuing operations	$1.32	$1.22	$1.08
Net income from discontinued operations	--	--	$0.06
Net income	$1.32	$1.22	$1.14
Weighted average number of shares outstanding in computing diluted per share amounts	13,702,488	11,836,176	11,714,310

The accompanying notes are an integral part of these consolidated financial statements

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	Common stock		Additional	Retained earnings
	Shares	Amount	paid in capital	(deficit)	Total
Balance at December 31, 2005	8,165	$82	$82,822	$(34,293)	$48,611
Net income				13,320	13,320
Stock issued upon option and warrant exercises	701	7	906		913
Stock based compensation expense			991		991
Stock issued in equity offering, net of expenses	2,003	20	27,019		27,039
Issuance and amortization of restricted stock	6	--	117		117
Excess tax benefits from exercise of stock options		109	2,775	(2,775)	--
Balance at December 31, 2006	10,875	109	114,630	(23,748)	90,991
Net income				14,444	14,444
Stock issued upon option and warrant exercises	241	2	511		513
Stock based compensation expense			912		912
Stock issued in equity offering, net of expenses	1,840	18	34,471		34,489
Issuance and amortization of restricted stock	10	--	198		198
Excess tax benefits from exercise of stock options			1,480		1,480
Issuance of stock to minority interest	41	1	999		1,000
Excess fair value over book value of minority interest in RHB			(5,415)		(5,415)
Balance at December 31, 2007	13,007	130	147,786	(9,304)	138,612
Net income				18,066	18,066
Stock issued upon option and warrant exercises	154	1	237		238
Stock based compensation expense			210		210
Issuance and amortization of restricted stock	24	--	307		307
Excess tax benefits from exercise of stock options			1,218		1,218
Revaluation of minority interest put call liability			607		607
Expenditures related to 2007 equity offering			(142)		(142)
Balance at December 31, 2008	13,185	$131	$150,223	$8,762	$159,116

The accompanying notes are an integral part of this consolidated financial statement

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share data)

	2008	2007	2006
Net income	$18,066	$14,444	$13,320
Net income from discontinued operations	--	--	682
Net income from continuing operations	18,066	14,444	12,638
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	13,168	9,544	7,011
(Gain) loss on sale of property and equipment	81	(501)	(276)
Deferred tax expense	8,938	6,600	6,256
Stock based compensation expense	517	1,110	1,108
Excess tax benefits from exercise of stock options	(1,218)	(1,480)	--
Minority interest in net earnings of subsidiary	908	62	--
Interest expense accreted on minority interest	199	--	--
Other changes in operating assets and liabilities:
(Increase) in contracts receivable	(6,188)	(6,588)	(7,893)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,761)	648	(958)
(Increase) decrease in prepaid expenses and other assets	(1,945)	(629)	(1,011)
(Decrease) increase in trade payables	(1,079)	6,064	(3,043)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(2,222)	646	7,901
(Decrease) increase in accrued compensation and other liabilities	1,257	(378)	1,356
Net cash provided by continuing operations operating activities	26,721	29,542	23,089
Cash flows from continuing operations investing activities:
Cash paid for business combinations, net of cash acquired	--	(49,334)	(2,206)
Additions to property and equipment	(19,896)	(26,319)	(24,849)
Proceeds from sale of property and equipment	1,298	1,603	866
Purchases of short-term securities, available for sale	(24,325)	(123,797)	(144,192)
Sales of short-term securities, available for sale	--	149,912	118,023
Net cash used in continuing operations investing activities	(42,923)	(47,935)	(52,358)
Cash flows from continuing operations financing activities:
Cumulative daily drawdowns – Credit Facility	235,000	190,199	106,025
Cumulative daily reductions – Credit Facility	(245,000)	(155,199)	(89,813)
Repayments under related party long term debt	--	--	(8,449)
Repayments under long-term obligations	(98)	(129)	(123)
Increase in deferred loan costs	--	(1,197)	(124)
Issuance of common stock pursuant to warrants and options exercised	238	513	913
Utilization of excess tax benefits from exercise of stock options	1,218	1,480	--
Distributions to RHB minority interest owner	(562)	--	--
Payments on note receivable	204	420	--
Net proceeds from sale of common stock	(142)	34,489	27,039
Net cash provided by (used in) continuing operations financing activities	(9,142)	70,576	35,468
Net increase (decrease) in cash and cash equivalents from continuing operations	(25,344)	52,183	6,199
Cash provided by discontinued operations	--	--	495
Cash used in discontinued investing activities	--	--	4,739
Cash used in discontinued operations financing activities	--	--	(5,357)
Net cash used in discontinued operations	--	--	(123)

Cash and cash equivalents at beginning of period	80,649	28,466	22,267
Cash and cash equivalents at end of period	$55,305	$80,649	$28,466

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of $107, $53 and $14 of capitalized interest expense in 2008, 2007 and 2006, respectively	$167	$216	$199
Cash paid during the period for income taxes	$3,000	$1,300	$300

The accompanying notes are an integral part of these consolidated financial statements

F6

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation:

        Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas and Nevada. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and concrete and asphalt placement. We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Sterling owns four  subsidiaries; Texas Sterling Construction Co. (“TSC”), a Delaware corporation, Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company, Road and Highway Builders, Inc. ("RHB Inc"), a Nevada corporation and Road and Highway Builders of California, Inc., ("RHB Cal").  TSC, RHB and RHB Cal perform construction contracts and RHB Inc produces aggregates from a leased quarry.

        The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50%.

Organization and Business:

        Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, and income taxes.  Management evaluates all of its estimates and judgments on an on-going basis.

F7

Revenue Recognition:

Construction

The Company's primary business since July 2001 has been as a general contractor in the States of Texas and, with the acquisition of RHB, Nevada where it engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated.  Cost and estimated earnings in excess of billings included $0.2 million and $0.5 million at December 31, 2008 and 2007, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Cash and Cash Equivalents and Short-term Investments:

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2008, all cash and cash equivalents were fully insured by the FDIC under its Transaction Account Guarantee Program.  At December 31, 2008 there were uninsured short-term investments of $13.1 million.

The Company classified investments in U.S. treasury bills of $5.0 million at December 31, 2008, as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2008 we had certificates of deposits of $19.4 million with original maturities of greater than 90 days, but less than one year which were included along with the treasury bills in short-term investments.  There was no material unrealized gain or loss on these securities at December 31, 2008, as the market value of these securities approximated their cost.  For the years ended December 31, 2008, 2007 and 2006, the Company recorded interest income of $1.1 million, $1.7 million and $1.4 million, respectively.

Contracts Receivable:

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2008, contracts receivable included retainage of $25.9 million discussed below which is being withheld by customers until completion of the contracts and $2.1 million of unbilled receivables on contracts completed or substantially complete at that date (the latter amount is expected to be billed in 2009). All other contracts receivable include only balances approved for payment by the customer. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2008 and 2007 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is necessary. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

F8

Retainage:

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. Retainage was approximately $25.9 million and $21.1 million at December 31, 2008 and December 31, 2007, respectively, of which $0.2 million at December 31, 2008 is expected to be collected beyond 2009.

Inventories:

The Company's inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2008 and 2007 consist primarily of raw materials, such as concrete and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Building	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Depreciation expense was approximately $12.9 million, $9.5 million, and $6.9 million in 2008, 2007 and 2006, respectively.

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

Deferred Loan Costs:

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. In 2007, the Company entered into a new syndicated term Credit Facility (see Note 4) and incurred $1.3 million of loan costs, which are being amortized over the five-year term of the loan. In 2006, TSC renewed its line of credit and incurred loan costs in the amount of $123,000, which were being amortized over the three year term of the Credit Facility; however, the unamortized loan costs were charged to expense in 2007 with the execution of a new line of credit.  Loan cost amortization expense for fiscal years 2008, 2007 and 2006 was $254,000, $76,000 and $99,000, respectively.

F9

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

Goodwill impairment is tested during the last quarter of each calendar year. The first step compares the book value of the Company’s stock to the fair market value of those shares as reported by Nasdaq. If the fair market value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, additional steps of determining fair value of additional assets must be taken to determine impairment. Testing step one in 2008 indicated the fair market value of the Company’s stock was in excess of its book value and no further testing was required; based on the results of such test for impairment, the Company concluded that no impairment of goodwill existed as of December 31, 2008.

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

Federal and State Income Taxes:

We determine deferred income tax assets and liabilities using the balance sheet method, as clarified by FIN 48. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority (see Note 6).

Stock-Based Compensation:

        The Company has five stock-based incentive plans which are administered by the Compensation Committee of the Board of Directors. Prior to August 2006, the Company used the closing price of its common stock on the trading day immediately preceding the date the option was approved as the grant date market value. Since July 2006, the Company’s policy has been to use the closing price of the common stock on the date of the meeting at which a stock option award is approved for the option’s per-share exercise price.  The term of the grants under the plans do not exceed 10 years. Stock options generally vest over a three to five year period and the fair value of the stock option is recognized on a straight-line basis over the vesting period of the option. Refer to Note 8 for further information regarding the stock-based incentive plans.

F10

Net Income Per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is the same as basic net income per share but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for 2008, 2007 and 2006 (in thousands, except per share data):

	2008	2007	2006
Numerator:
Net income	$18,066	$14,444	$13,320

Denominator:
Weighted average common shares outstanding — basic	13,120	11,044	10,583
Shares for dilutive stock options and warrants	582	792	1,131
Weighted average common shares outstanding and assumed conversions — diluted	13,702	11,836	11,714

Basic net income per share	$1.38	$1.31	$1.25

Diluted net income per share	$1.32	$1.22	$1.14

For the years ended December 31, 2008, 2007 and 2006, there were 96,007, 79,700 and 81,500 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

Interest Costs

Approximately $107,000, $53,000 and $14,000 of interest related to the construction of maintenance facilities and an office building were capitalized as part of construction costs during 2008, 2007 and 2006, respectively, in accordance with SFAS No.34 “Capitalization of Interest Cost”.

Recent Accounting Pronouncements:

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

F11

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  In February 2008, the FASB delayed the effective date by which companies must adopt the provisions of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed in the financial statements on a recurring basis (at least annually).  The new effective date of SFAS 157 deferred implementation to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115" ("SFAS No. 159").  This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of this FASB did not have a material impact on the Company's results of operations and financial position.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries.  The statement standardizes the presentation of non-controlling ("minority interests") for both the consolidated balance sheet and income statement.  This Statement is effective for the Company for fiscal years beginning on or after January 1, 2009, and all interim periods within that fiscal year, with early adoption not permitted.  When this Statement is adopted, the minority interest in any subsequent acquisitions that does not contain a put will be reported as a separate component of stockholders' equity instead of a liability and net income will be segregated between net income attributable to common stockholders and non-controlling interests.

Reclassifications

 Certain immaterial balances included in the prior year balance sheet have been reclassified to conform to current year presentation.

2.  Discontinued operations

In 2005 management identified one of the Company’s subsidiaries, Steel City Products, LLC,                          (“SCPL”) as held for sale and accordingly, reclassified its consolidated financial statements for all periods to separately present SCPL as discontinued operations.

On October 27, 2006, the Company sold the operations of SCPL to an industry related buyer.  The Company received proceeds from the sale of $5.4 million,  The Company reported a pre-tax gain of $249,000 on the sale, equal to $121,000 after taxes.  Summarized financial information for discontinued operations through the date of the sale on October 27, 2006 is presented below (in thousands):

2006
Net sales	$17,661
Income before income taxes	741
Income taxes	180
Gain on disposal, net of tax of $128	121
Net income from discontinued operations	$682

F12

3.  Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2008	December 31, 2007

Construction equipment	$96,002	$83,739
Transportation equipment	12,358	9,279
Buildings	3,926	1,573
Office equipment	547	602
Construction in progress	792	856
Land	2,916	2,718
Water rights	200	200
	116,741	98,967
Less accumulated depreciation	(38,748)	(26,578)
	$77,993	$72,389

        At December 31, 2008 construction in progress consisted of expenditures for new maintenance shop facilities at various locations in Texas.

4.  Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Credit Facility, due October 2012	$55,000	$65,000
Mortgages due monthly through June 2016	556	654
	55,556	65,654
Less current maturities of long-term debt	(73)	(98)
	$55,483	$65,556

Line of Credit Facilities

        On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank, which replaced a prior Revolver and will mature on October 31, 2012. The Credit Facility allows for borrowing of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. Borrowings under the Credit Facility were used to finance the RHB acquisition, repay indebtedness outstanding under the Revolver, and finance working capital. At December 31, 2008, the aggregate borrowings outstanding under the Credit Facility were $55.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $18.2 million at December 31, 2008.

At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve.  The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to the EBITDA that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly.  If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this Credit Facility was 3.5% at December 31, 2008, and during the year ended December 31, 2008 ranged from 3.50% to 7.50%.

F13

The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve.  If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% or 2.25%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months.

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

        The Company was in compliance with all covenants under the Credit Facility as of December 31, 2008.

        In December 2007, Comerica syndicated the Credit Facility with three other financial institutions under the same terms discussed above.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2009.

        The prior Revolver required the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the line of credit.  Borrowing interest rates were based on the bank's prime rate or on a Eurodollar rate at the option of the Company.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2006 ranged from 7.25% to 8.25% and during 2007 ranged from 7.75% to 8.25%.

Mortgage

In 2001 TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2008 was 3.5% per annum, repayable over 15 years. The aggregate outstanding balance on these two mortgages aggregated $556,000 at December 31, 2008.

Maturity of Debt

The Company's long-term obligations mature in future years as follows (in thousands):

Fiscal Year

2009	$73
2010	73
2011	73
2012	55,073
2013	73
Thereafter	191
$55,556

F14

5.  Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.

TSC had one mortgage outstanding at December 31, 2008, and two mortgages outstanding at December 31, 2007.  The mortgage outstanding at December 31, 2008 was accruing interest at 3.50% at that date and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At December 31, 2008 and December 31, 2007, the carrying value of the mortgages was $556,000 and $654,000, respectively, and the fair value of the mortgages was approximately $488,000 and $641,000, respectively.

        The Company does not have any off-balance sheet financial instruments.

6.   Income Taxes and Deferred Tax Asset/Liability

During the year ended December 31, 2007, Sterling utilized its book net operating tax loss carry-forwards ("NOL") of approximately $9.8 million to offset a portion of the taxable income of the Company and its subsidiaries for federal income tax return purposes.

The Company also had available carry-forwards resulting from the exercise of non-qualified stock options.  The Company could not recognize the tax benefit of these carry-forwards as deferred tax assets until its existing NOL's were fully utilized, and therefore, the deferred tax asset related to NOL carry-forwards differed from the amount available on its federal tax returns.  The Company utilized approximately $3.5 million and $4.2 million of these excess compensation carry-forwards from the exercise of stock options to offset taxable income in 2008 and 2007, respectively.  The utilization of these excess compensation benefits for tax purposes reduced taxes payable and increased additional paid-in capital for financial statement purposes by $1.2 million and $1.5 million in 2008 and 2007, respectively.

        Current income tax expense represents federal tax payable for 2008 and Texas franchise tax.

        Deferred tax assets and liabilities of continuing operations consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation	1,169	--	1,054	487
AMT carry forward	--	1,770	--	2,446
Other	34	128	37	--

Liabilities related to:
Amortization of goodwill	--	(1,209)
Depreciation of property and equipment	--	(11,806)	--	(6,031)
Other	--	--	(3)	--
Net asset/liability	$1,203	$(11,117)	$1,088	$(3,098)

F15

        The income tax provision differs from the amount using the statutory federal income tax rate of 35% in 2008 and 2007 and 34% in 2006 applied to income from continuing operations, for the following reasons (in thousands):

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Tax expense at the U.S. federal statutory rate	$10,149	$7,838	$6,721
Texas franchise tax expense, net of refunds and federalbenefits	195	106	--
Taxes on subsidiary's earnings allocated to minority interest	(319)	--	--
Non-taxable interest income	(35)	(295)	--
Permanent differences	35	241	153
Income tax expense	$10,025	$7,890	$6,874
Income tax on discontinued operations including taxeson the gain on sale in 2006	--	--	308
Income tax on continuing operations	$10,025	$7,890	$6,566

The decrease in the effective income tax rate to 34.6% in 2008 from 35.2% in 2007 is due to the increase in the portion of earnings of a subsidiary taxed to the minority interest owner partially offset by a full year of the revised Texas franchise tax which became effective July 1, 2007.  The increase in the effective income tax rate to 35.2% in 2007 from 34.2% in 2006 is the result of the Texas franchise tax and an increase in the statutory tax rate.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2002 and state income tax examinations for years prior to 2005. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2008.

The Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007; however the adoption did not result in an adjustment to retained earnings. In its 2005 tax return, the Company used NOL’s that would have expired during that year instead of deducting compensation expense that originated in 2005 as the result of stock option exercises. Therefore, that compensation deduction was lost. Whether the Company can choose not to take deductions for compensation expense in the tax return and to instead use otherwise expiring NOLs is considered by management to be an uncertain tax position. In the event that the IRS examines the 2005 tax return and determines that the compensation expense is a required deduction in the tax return, then the Company would deduct the compensation expense instead of the NOL used in the period; however there would be no cash impact on tax paid due to the increased compensation deduction. In addition, there would be no interest or penalties due as a result of the change. As a result of the Company’s detailed FIN 48 analysis, management has determined that it is more likely than not this position will be sustained upon examination, and this uncertain tax position was determined to have a measurement of $0.

The Company does not believe that its uncertain tax position will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2009.

F16

7.  Costs and Estimated Earnings and Billings on Uncompleted Contracts

Costs and estimated earnings and billings on uncompleted contracts at December 31, 2008 and 2007 are as follows (in thousands):

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Costs incurred and estimated earnings on uncompleted contracts	$584,997	$329,559
Billings on uncompleted contracts	(600,616)	(351,161)
	$(15,619)	$(21,602)

        Included in accompanying balance sheets under the following captions:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,508	$3,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,127)	(25,349)
	$(15,619)	$(21,602)

8.  Stock Options and Warrants

Stock Options and Grants

In July 2001, the Board of Directors adopted and in October 2001 shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan initially provided for the issuance of stock awards for up to 500,000 shares of the Company's common stock.  In March 2006, the number of shares available for issuance under the 2001 Plan was increased to one million shares.  In November 2007, the number of shares available for issuance under the 2001 Plan was reduced by the board of directors from one million shares to 662,626 shares and subsequently in May 2008 was returned to one million shares.  The plan is administered by the Compensation Committee of the Board of Directors. In general, the plan provides for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

        The Company's and its subsidiaries' directors, officers, employees, consultants and advisors are eligible to be granted awards under the 2001 plan.

F17

At December 31, 2008 there were 397,690 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated.

        The 2001 plan provides for restricted stock grants and in May 2008 and May 2007, pursuant to non-employee director compensation arrangements.  Non-employee directors of the Company were awarded restricted stock with one-year vesting as follows:

	2008 Awards	2007 Awards
Shares awarded to each non-employee directors	2,564	1,598
Total shares awarded	17,948	9,588
Grant-date market price per share of awarded shares	$19.50	$21.90
Total compensation cost	$350,000	$210,000
Compensation cost recognized in 2008	$221,000	$140,000

In March 2008, five employees were granted an aggregate of 5,672 shares of restricted stock with a market value $18.16 per share resulting in compensation expense of $103,000 to be recognized ratably over the five-year restriction period.

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan		1994 Non-Employee Director Plan		1991 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005:	457,160	$4.66	31,166	$1.58	84,420	$2.75
Granted	81,500	$16.36	--	--	--	--
Exercised	(64,057)	$2.46	(18,000)	$2.05	(55,996)	$2.75
Expired/forfeited	(4,400)	$7.83	--	--	--	--
Outstanding at December 31, 2006:	470,203	$8.35	13,166	$0.94	28,424	$2.75
Granted	16,507	$19.43	--	--	--	--
Exercised	(24,110)	$3.39	(3,000)	$1.00	(28,424)	$2.75
Expired/forfeited	(5,460)	$13.48	--	--	--	--
Outstanding at December 31, 2007:	457,140	$9.06	10,166	$0.93	--	--
Exercised	(45,940)	$2.81	(10,166)	$0.93	--	--
Expired/forfeited	(200)	$25.21	--	--	--	--
Outstanding at December 31, 2008:	411,000	$9.75	--	--	--	--

F18

	1994 Omnibus Plan		1998 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005:	424,196	$1.40	229,125	$0.58
Exercised	(166,016)	$1.08	(225,875)	$0.57
Outstanding at December 31, 2006:	258,180	$1.60	3,250	$1.00
Exercised	(181,990)	$1.91	(3,250)	$1.00
Outstanding at December 31, 2007:	76,190	$0.88	--	--
Exercised	(76,190)	$0.88	--	--
Outstanding at December 31, 2008:	--	--	--	--

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Pricer Per Share	Number of Shares	Weighted Average Exercise Pricer Per Share
$0.94 - $1.50	31,700	2.56	$1.50	31,700	$1.50
$1.73 - $2.00	31,800	3.56	$1.73	31,800	$1.73
$2.75 - $3.38	148,193	3.66	$3.09	135,533	$3.09
$6.87	15,000	6.38	$6.87	15,000	$6.87
$9.69	62,800	1.55	$9.69	62,800	$9.69
$16.78	25,500	1.70	$16.78	15,100	$16.78
$18.99	13,707	8.61	$18.99	4,569	$18.99
$21.60	2,800	3.55	$21.60	2,800	$21.60
$24.96	62,800	2.55	$24.96	62,800	$24.96
$25.21	16,700	2.69	$25.21	6,920	$25.21
	411,000	3.18	$9.75	369,022	$9.15

	Number of Shares	Aggregate intrinsic value
Total outstanding in-the-money options at 12/31/08	314,993	$4,137,416
Total vested in-the-money options at 12/31/08	291,933	$3,923,872
Total options exercised during 2008	132,296	$2,184,482

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 ($18.53) and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  For options exercised during 2008, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

F19

Compensation expense for options granted during 2007 and 2006 were calculated using the Black-Scholes option pricing model using the following assumptions in each year (no options were granted during 2008):

	Fiscal 2007	Fiscal 2006
Average Risk free interest rate	4.7%	4.9%
Average Expected volatility	70.7%	76.3%
Average Expected life of option	3.0 years	5.0 years
Expected dividends	None	None

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants.  The expected volatility is based on historical observation and recent price fluctuations.  The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options.  The Company does not currently pay dividends.  The weighted average fair value of stock options granted in 2007 and 2006 was $12.20 and$16.36, respectively.

Pre-tax deferred compensation expense for stock options and restricted stock grants was $517,000 ($336,000 after tax effects of 35.0%), $1,110,000 ($722,000 after tax effects of 35.0%), and $1,108,000 ($729,000 after tax effects of 34.2%), in 2008, 2007 and 2006, respectively.  Proceeds received by the Company from the exercise of options in 2008, 2007 and 2006 were $205,000, $513,000 and $657,000, respectively.  At December 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $336,000, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

	Shares	Company’s Proceeds of Exercise	Year-End Warrant Share Balance
Warrants outstanding on vest date	850,000	--	850,000
Warrants exercised in 2005	322,661	$483,991	527,339
Warrants exercised in 2006	171,073	$256,610	356,266
Warrants exercised in 2007	--	--	356,266
Warrants exercised in 2008	22,220	$33,330	334,046

9.  Employee Benefit Plan

The Company and its subsidiaries maintain a defined contribution profit-sharing plan covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's board of directors. The Company made aggregate matching contributions of $322,000, $353,000 and $325,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

F20

10.  Operating Leases

The Company leases office space in the Dallas and San Antonio areas of Texas and Reno, Nevada.

In 2006 and 2007, the Company entered into several long-term operating leases for equipment with lease terms of approximately three to five years.  Certain of these leases allow the Company to purchase the equipment on or before the end of the lease term.  If the Company does not purchase the equipment, it is returned to the lessor.  Two leases obligate the Company to pay a guaranteed residual not to exceed 20% of the original equipment cost.  The Company is accruing the liability for both leases, which is not expected to exceed $330,000 in the aggregate.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2009	$721
2010	721
2011	634
2012	70
2013	--
Thereafter	--
Total future minimum rental payments	$2,146

Total rent expense for all operating leases amounted to approximately $767,000, $1,068,000 and $995,000 in fiscal years 2008, 2007 and 2006, respectively.

11.  Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues
Texas Department of Transportation ("TXDOT")	$162,041	39.2%	$201,073	65.7%	$166,333	67.1%
Nevada Department ofTransportation ("NDOT")	$88,159	21.3%	*	*	N/A	N/A
City of Houston ("COH")	*	*	*	*	$29,848	12.1%
Harris County	*	*	*	*	*	*

* represents less than 10% of revenues

At December 31, 2008, TXDOT ($22.1 million), City of Houston ($10.2 million) and City of San Antonio ($7.5 million) owed balances greater than 10% of contracts receivable.

F21

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

In January 2006, the Company completed a public offering of approximately 2.0 million shares of its common stock at $15.00 per share. The Company received proceeds, net of underwriting commissions, of approximately $28.0 million ($13.95 per share) and paid approximately $907,000 in related offering expenses.  In addition, the Company received approximately $484,000 in December 2005 from the exercise of warrants and options to purchase 321,758 shares of Common Stock, which were subsequently sold in 2006 by the option and warrant holders in the offering.  From the proceeds of the offering, the Company repaid all its outstanding related party promissory notes to officers, directors and former directors as follows:

Name	Principal	Interest	Total Payment
Patrick T. Manning	$318,592	$2,867	$321,459
James D. Manning	$1,855,349	$16,698	$1,872,047
Joseph P. Harper, Sr.	$2,637,422	$23,737	$2,661,159
Maarten D. Hemsley	$181,205	$1,631	$182,836
Robert M. Davies	$452,909	$4,076	$456,985

During 2006, the Company utilized a portion of the offering proceeds to purchase additional construction equipment and to repay borrowed funds.

13.  Minority interest in RHB:

        On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company, and all of the outstanding capital stock of Road and Highway Builders, Inc (“RHB Inc”), then an inactive Nevada corporation.  These entities were affiliated through common ownership and have been included in the Company's consolidated results since the date of acquisition.

        RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for local and state agencies in Nevada.  Its assets consist of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and approximately 44.5 acres of land with improvements. RHB Inc’s sole asset is its right as a co-lessee with RHB under a long-term, royalty-based lease of a Nevada quarry on which RHB can mine aggregates for use in its own construction business and for sale to third parties.  During early 2008, RHB Inc began crushing stone for the operations of RHB.

        The Company paid an aggregate purchase price for its interest in RHB of $53.0 million, consisting of $48.9 million in cash, 40,702 unregistered shares of the Company’s common stock, which were valued at $1.0 million based on the quoted market value of the Company’s stock on the purchase date, and $3.1 million in assumption of accounts payable to RHB by one of the sellers.  Additionally, the Company incurred $1.1 million of direct costs related to the acquisition.  We acquired RHB for a number of reasons, including those listed below:

a)	Expansion into growing western U.S. infrastructure construction markets;
b)	Strong management team with a shared corporate culture;
c)	Expansion of our service lines into aggregates and asphalt paving materials;
d)	Opportunities to extend our municipal and structural capabilities into Nevada; and
e)	RHB’s strong financial results and expected immediate accretion to our earnings and earnings per share.

F22

        Ten percent of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers.

        The minority interest owner of RHB (who remains with RHB as Chief Executive Officer) has the right to require the Company to buy his remaining 8.33% minority interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, beginning in 2011. The purchase price in each case is 8.33% of the product of six times the simple average of RHB’s income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  The minority interest was recorded at its estimated fair value of $6.3 million at the date of acquisition and the difference of $5.4 million between the minority owner’s interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to the minority interest and a reduction in addition paid-in capital.

        Any changes to the estimated fair value of the minority interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest will be accredited to the minority interest liability based on the discount rate used to calculate the fair value of the acquisition.

        Based on RHB's operating results for 2008 and management's current estimates of such results for 2009 and 2010, the Company has revised its estimate of the fair value of the minority interest at December 31, 2008 and recorded a reduction in the related liability and increased paid-in-capital by $607,000 at that date.  This change in fair value estimate also resulted in a reduction in interest accreted in the first three quarters of 2008 on the liability by $228,000, which is reflected as a reduction in fourth quarter interest expense.

        The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

        The following table summarizes the allocation of the purchase price, including related direct acquisition costs for RHB (in thousands):

Tangible assets acquired at estimated fair value, includingapproximately $10,000 of property, plant and equipment	$19,334
Current liabilities assumed	(9,686)
Goodwill	44,496
Total	$54,144

        The goodwill is deductible for tax purposes over 15 years. The purchase price allocation has been finalized and there were no separately identifiable assets, other than goodwill.  Other than the adjustment to the minority interest liability and additional paid-in-capital discussed above, no material adjustments were made to the initial allocation of the purchase price.

        The operations of RHB are included in the accompanying consolidated statements of operations and cash flows for the two months ended December 31, 2007 and the year of 2008. Supplemental information on an unaudited pro forma combined basis, as if the RHB acquisition had been consummated at the beginning of 2006, is as follow (in thousands, except per share amounts):

	(Unaudited)
	2007	2006
Revenues	$377,740	$286,511
Net income from continuing operations	$26,881	$14,959
Diluted net income per share from continuing operations	$2.26	$1.27

F23

        For the ten months ended October 31, 2007, RHB had unaudited revenues of approximately $72 million and unaudited income before taxes of approximately $21 million. The profitability of RHB for the ten month period was higher than what was expected to continue due to some unusually high margin contracts and may not be indicative of future results of operations.

14.  Commitments and Contingencies

Employment Agreements

Patrick T. Manning, Joseph P. Harper, Sr., James H. Allen, Jr. and certain other officers of the Company and its subsidiaries have employment agreements which provide for payments of annual salary, deferred salary, incentive bonuses and certain benefits if their employment is terminated without cause.

Self-Insurance

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period as follows:

• Specific excess reinsurance coverage for medical and prescription drug claims in excess of $60,000 for each insured person with a maximum lifetime reimbursable of $2,000,000.

• Aggregate reinsurance coverage for medical and prescription drug claims within a plan year with a maximum of approximately $1.1 million which is the estimated maximum claims and fixed cost based on the number of employees.

For the twelve months ended December 31, 2008, 2007 and 2006, the Company incurred $1.5 million, $1.6 million and $1.2 million, respectively, in expenses related to this plan.

The Company is also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.7 million per year.  Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date.  At December 31, 2008 and 2007, the Company had recorded an estimated liability of $1,092,000 and $1,067,000, respectively, which it believes is adequate based on its claims history and an actuarial study.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.

The Company obtains bonding on construction contracts through Travelers Casualty and Surety Company of America.  As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued.  The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.

Guarantees

The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material.

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a Director and Officer insurance policy that limits its exposure.  At December 31, 2008 the Company had not accrued a liability for this guarantee, as the likelihood of incurring a payment obligation in connection with this guarantee is believed to be remote.

F24

Litigation

The Company is the subject of certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company.

Purchase Commitments

To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from suppliers and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees.  As soon as we are advised that our bid is the lowest, we enter into firm contracts with most of our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs.

15.  Related Party Transactions

In July 2001, Robert Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm that performs certain tax services for the Company. Fees paid or accrued to R.W. Frickel Company for 2008, 2007 and 2006 and were approximately $39,700, $63,600 and $57,500, respectively.

In July 2005, Patrick T. Manning married the sole beneficial owner of Paradigm Outdoor Supply, LLC and Paradigm Outsourcing, Inc., both of which are women-owned business enterprises.  The Paradigm companies provide materials and services to the Company and to other contractors.  In 2008, 2007 and 2006, the Company paid approximately $0.4 million, $1.7 million and $3.3 million, respectively, to the Paradigm companies for materials and services.

16.           Capital Structure

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

In December 1998, the Company entered into a rights agreement with American Stock Transfer & Trust Company, as rights agent, providing for a dividend of one purchase right for each outstanding share of common stock for stockholders of record on December 29, 1998.  Holders of shares of common stock issued since that date were issued rights with their shares.  The rights traded automatically with the shares of common stock and became exercisable only if a takeover attempt of the Company had occurred.  The rights expired on December 29, 2008.

F25

17.  Quarterly Financial Information (Unaudited)

	Fiscal 2008 Quarter Ended (unaudited)
	March 31	June 30	September 30	December 31(*)	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$84,926	$106,728	$114,148	$109,272	$415,074
Gross profit	8,101	11,740	12,572	9,559	41,972
Income before income taxes and minority interest	4,800	8,278	9,591	6,330	28,999
Net income	$3,117	$5,140	$5,978	$3,831	$18,066
Net income per share, basic:	$0.24	$0.39	$0.46	$0.29	$1.38
Net income per share, diluted:	$0.23	$0.37	$0.44	$0.28	$1.32

	Fiscal 2007 Quarter Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$68,888	$71,275	$77,714	$88,343	$306,220
Gross profit	5,632	8,046	7,915	12,093	33,686
Income before income taxes and minority interest	3,806	5,711	5,125	7,754	22,396
Net income	$2,511	$3,797	$3,443	$4,693	$14,444
Net income per share, basic:	$0.23	$0.35	$0.31	$0.42	$1.31
Net income per share, diluted:	$0.21	$0.32	$0.29	$0.39	$1.22

*             See Note 13 regarding reversal in the fourth quarter of $228,000 of interest expense accreted on the minority interest liability in the first three quarters of 2008.

F26

Exhibit Index

Number	Exhibit Title
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

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. incorporating all amendments made thereto through May 8, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 333-129780)).

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 333-129780)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 011-31993)).
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

10.3#
Summary of the Compensation Plan for Non Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 333-129780)).

10.4
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

10.5
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

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#*	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                       State of Incorporation
Texas Sterling Construction Co.                                        Delaware
Road and Highway Builders, LLC                                      Nevada
Road and Highway Builders Inc.                                        Nevada
Road and Highway Builders of California, Inc.                California

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

 E1