Form 10-Q
period 2009-03-31
STERLING CONSTRUCTION CO INC
filed 2009-05-11
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                          [√]  Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                     [  ]  Yes   [  ]  No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At May 1, 2009, there were 13,205,524 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2009

PART I
Item 1                      Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,712	$55,305
Short-term investments	19,724	24,379
Contracts receivable, including retainage	70,141	60,582
Costs and estimated earnings in excess of billings on uncompleted contracts	9,128	7,508
Inventories	1,279	1,041
Deferred tax asset, net	177	1,203
Deposits and other current assets	2,996	2,704
Total current assets	161,157	152,722
Property and equipment, net	76,015	77,993
Goodwill	57,232	57,232
Other assets, net	1,550	1,668
Total assets	$295,954	$289,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,047	$26,111
Billings in excess of costs and estimated earnings on uncompleted contracts	28,174	23,127
Current maturities of long-term obligations	73	73
Income taxes payable	597	547
Other accrued expenses	7,342	7,741
Total current liabilities	62,233	57,599
Long-term liabilities:
Long-term debt, net of current maturities	50,464	55,483
Deferred tax liability, net	12,249	11,117
Put liability related to and noncontrolling owner's interest in subsidiary	6,244	6,300
Total long-term liabilities	68,957	72,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 13,198,204 and 13,184,638 shares issued and outstanding	131	131
Additional paid-in capital	150,373	150,223
Retained earnings including accumulated other comprehensive loss of $67 in 2009	14,260	8,762
Total Sterling common stockholders’ equity	164,764	159,116
Total liabilities and stockholders’ equity	$295,954	$289,615

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues	$94,866	$84,926
Cost of revenues	83,055	76,825
Gross profit	11,811	8,101
General and administrative expenses	(3,214)	(3,447)
Other income (expense)	87	(11)
Operating income	8,684	4,643
Interest income	159	287
Interest expense	(58)	(130)
Income before income taxes and earnings attributable to the noncontrolling interest	8,785	4,800
Income tax expense	(2,919)	(1,591)
Net income	5,866	3,209
Less: Net income attributable to the noncontrolling interest in earnings of subsidiary	(301)	(92)
Net income attributable to Sterling common stockholders	$5,565	$3,117

Net income per share attributable to Sterling common stockholders:
Basic	$0.42	$0.24
Diluted	$0.41	$0.23

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,188,266	13,068,864
Diluted	13,715,629	13,684,249

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)
(Unaudited)

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2009	13,185	$131	$150,223	$--	$8,762	$159,116

Net income attributable to Sterling common stockholders	--	--	--	--	5,565	5,565

Stock issued upon option and warrant exercises	5	--	11	--	--	11

Unrealized loss on available-for-sale securities, net of tax	--	--	--	(67)	--	(67)

Issuance and amortization of restricted stock	8	--	93	--	--	93

Stock-based compensation expense	--	--	46	--	--	46

Balance at March 31, 2009	13,198	$131	$150	$(67)	$14,327	$164,764

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Net Income attributable to Sterling common stockholders	$5,565	$3,117
Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities, net of tax	(67)	--
Comprehensive income attributable to Sterling common stockholders	$5,498	$3,117

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Net income attributable to Sterling common stockholders	$5,565	$3,117
Plus: Net income attributable to noncontrolling interest	301	92
Net income	5,866	3,209
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,603	3,285
Loss (gain) on sale of property and equipment	(89)	11
Deferred tax expense	2,158	1,183
Stock-based compensation expense	139	105
Excess tax benefits from exercise of stock options	--	(116)
Interest expense accreted on noncontrolling interest	51	126
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(9,559)	1,258
(Increase) decrease in costs and estimated earnings
in excess of billings on uncompleted contracts	(1,620)	(1,918)
(Increase) decrease in other current assets	(125)	(53)
Increase (decrease) in accounts payable	(64)	(5,280)
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	5,047	(1,434)
Increase (decrease) in other accrued expenses	(350)	280
Net cash provided by (used in) by operating activities	5,057	656
Cash flows from investing activities:
Additions to property and equipment	(1,598)	(4,467)
Proceeds from sale of property and equipment	125	188
Purchases of short-term investments, available for sale	(6,405)	--
Proceeds from sales of short-term investments, available for sale	10,993	54
Net cash provided by (used in) investing activities	3,115	(4,225)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	50,000	60,000
Cumulative daily reductions – Credit Facility	(55,000)	(65,000)
Repayments under long-term obligations	(18)	(31)
Issuance of note receivable	(350)	--
Payments received on note receivable	--	60
Distribution of earnings to noncontrolling interest	(408)	--
Excess tax benefits from exercise of stock options	--	116
Issuance of common stock pursuant to the exercise of options and warrants	11	120
Expenditures related to 2007 equity offering	--	(143)
Net cash provided by (used in) financing activities	(5,765)	(4,878)
Net increase (decrease) in cash and cash equivalents	2,407	(8,447)

Cash and cash equivalents at beginning of period	55,305	80,649
Cash and cash equivalents at end of period	$57,712	$72,202
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13	$82
Cash paid during the period for taxes	--	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

Although we describe our business in this report in terms of the services we provide, base of customers and geographic areas in which we operate, we have concluded that our operations comprise one reportable segment, heavy civil construction, pursuant to Statement of Financial Accounting Standards No. 131 – "Disclosures about Segments of an Enterprise and Related Information."  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2009 and the results of operations and cash flows for the periods presented.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest, and all intercompany balances and transactions have been eliminated in consolidation.  For all periods presented, the Company had no subsidiaries with ownership interests less than 50%.  The Company's subsidiaries are: Texas Sterling Construction Co. ("TSC"), Road and Highway Builders, LLC ("RHB"), Road and Highway Builders, Inc. ("RHB Inc.") and Road and Highway Builders of California, Inc. ("RHB Cal").

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

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to such significant accounting policies.

3.           Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141(R)).  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under SFAS 141(R), all direct costs of the business combination must be charged to expense on the financial statements of the acquirer as incurred.  SFAS 141(R) revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination.  The adoption of this statement on January 1, 2009, did not have an effect on the accompanying financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157) which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  We adopted this statement on January 1, 2009, which did not have a material impact on the accompanying financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 clarifies previous guidance on how consolidated entities should account for and report noncontrolling interests in consolidated subsidiaries.  The statement standardizes the presentation of noncontrolling ("minority interests") for both the consolidated balance sheet and income statement.  As a result of adopting this Statement on January 1, 2009, the accompanying financial statements segregate net income as attributable to the Company's common stockholders and noncontrolling owner's interest.

4.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Substantially all of the cash and cash equivalents at March 31, 2009 and December 31, 2008 are uninsured temporary checking accounts, investments in certificates of deposit and money market funds.

The Company classifies short-term investments as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At March 31, 2009 and December 31, 2008, the Company had $19.7 million and $24.4 million, respectively, of short-term securities available for sale.  The short-term investments at March 31, 2009 consist of certificates of deposit and treasury bills with maturities of 180 to 270 days for which the market value approximates the specific cost and investments in marketable equity securities, which are all level one and are stated at their quoted market prices.  The loss realized on these securities during the three months ended March 31, 2009 was immaterial.  The unrealized loss of $67,000, net of $36,000 in estimated taxes, on these securities for the three months ended March 31, 2009 is included in other comprehensive loss in stockholders' equity as the loss is expected to be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

5.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

6.           Property and Equipment (in thousands)

	March 31, 2009	December 31, 2008
Construction equipment	$94,911	$96,002
Transportation equipment	12,217	12,358
Buildings	4,445	3,926
Office equipment	569	547
Construction in progress	474	792
Land	2,916	2,916
Water rights	200	200
	115,732	116,741
Less accumulated depreciation	(39,717)	(38,748)
	$76,015	$77,993

Construction in progress at March 31, 2009 consists of expenditures for new maintenance shop facilities at various locations in Texas.

7.           Income per Share

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share attributable to Sterling common shareholders is computed giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At March 31, 2009 and 2008, there were 96,000 and 82,500, respectively, common stock options with a weighted average exercise price per share of $24.43 and $24.90, respectively, which were excluded from the calculation of diluted income per share as they were anti-dilutive. The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three months ended March 31, 2009 and 2008, respectively (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Numerator:
Net income attributable to common stockholders	$5,565	$3,117

Denominator:
Weighted average common shares outstanding – basic	13,188	13,069
Shares for dilutive stock options, restricted stock and warrants	528	615
Weighted average common shares outstanding and assumed conversions – diluted	13,716	13,684

Basic net income per share attributable to Sterling common stockholders	$0.42	$0.24

Diluted net income per share attributable to Sterling common stockholders	$0.41	$0.23

8.           Stock-Based Compensation Plans and Warrants

The Company's stock plans, which currently have stock options outstanding, are administered by the Compensation Committee of the Board of Directors. In general, the plans provide for all options to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant.  The original terms of the options typically do not exceed 10 years.  Stock options generally vest over a three to five year period.  Note 8 – Stock Options and Warrants of the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to for additional information regarding the stock-based incentive plans.

We recorded stock-based compensation expense of $139,000 and $105,000 for the three-month periods ended March 31, 2009 and 2008, respectively, (including $93,000 and $53,000, respectively, related to restricted stock grants to independent directors and certain employees discussed below).  Unrecognized compensation expense related to stock options at March 31, 2009 and 2008 was $290,000 and $490,000, respectively, to be recognized over a weighted average period of approximately 1.5 and 2.3 years, respectively.  Proceeds received by the Company from the exercise of warrants and options for the three months ended March 31, 2009 and 2008 were approximately $11,000 and $120,000.  No options were granted in the three months ended March 31, 2009 or March 31, 2008.

Unrecognized compensation expense related to restricted stock awards at March 31, 2009 and 2008 was $270,000 and $120,000, respectively, to be recognized over a weighted average period of 2.5 and 4.3 years, respectively.  In May 2008 and 2007, the six non-employee directors of the Company were each granted 2,564 and 1,598 shares of restricted stock, respectively, at the market price on the date of grant, or $19.50 and $21.90, respectively, which will be recognized ratably over the one year restriction period.  In March 2009 and 2008, several key employees were granted an aggregated total of 8,366 and 5,672 shares of restricted stock at $17.45 and $18.16 per share, respectively, resulting in an expense of $146,000 and $103,000 to be recognized ratably over the five year restriction period.  In June 2008, another non-employee director was re-elected to the board and was awarded 2,564 shares of restricted stock at $19.50 per share.

At March 31, 2009, there were 405,800 shares covered by outstanding stock options and 334,046 shares covered by outstanding stock warrants.

9.           Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in certain states.  With few exceptions, the Company is no longer subject to federal tax examinations for years prior to 2002 and state income tax examinations prior to 2005.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at March 31, 2009 and 2008.

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

The effective income tax rates were 33.2% and 33.1% of income before income taxes and noncontrolling interest for the three months ended March 31, 2009 and 2008, respectively.  The difference between the effective tax rates and the statutory rate of 35% is the result of miscellaneous permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner, offset by the revised Texas franchise tax.

10.           Noncontrolling Interest in Subsidiary

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of Road and Highway Builders Inc. ("RHB Inc.") then an inactive Nevada Corporation.  RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for state and local governmental agencies.

The noncontrolling interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB and, concurrently, the Company has the right to require that owner to sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB's income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  At the date of acquisition, the difference between the noncontrolling owner's interest in the historical basis of RHB and the estimated fair value of that interest was recorded as a liability to noncontrolling interest and a reduction in additional paid-in-capital.  Any changes to the estimated fair value of the noncontrolling interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($51,000 and $126,000 for the three months ended March 31, 2009 and 2008, respectively) has been accreted to the noncontrolling interest liability based on the discount rate used to calculate the fair value.

The following table summarizes the changes in the noncontrolling interest for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$6,300	$6,362
Noncontrolling interest in earnings of subsidiary	301	92
Accretion of interest on noncontrolling interest liability	51	126
Distributions to noncontrolling interest	(408)	--
Balance, end of period	$6,244	$6,580

For more detail regarding this acquisition, see Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, in federal, state and local government funding for infrastructure services and in those governments' laws and regulations;

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

•
cost escalations associated with our fixed-unit-price contracts, including changes in availability, proximity and cost of materials such as steel, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

•	the presence of competitors with greater financial resources and the impact of competitive services and pricing;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration; and

•	the current instability of financial institutions could cause losses on our cash and cash equivalents and short-term investments.

Stockholders and potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates in one segment, heavy civil construction, through Texas Sterling Construction Co., ("TSC"), Road and Highway Builders, LLC ("RHB"), Road and Highway Builders Inc. ("RHB Inc") and Road and Highway Builders of California, Inc ("RHB Cal") that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing population markets in Texas and Nevada.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Material Changes in Financial Condition

At March 31, 2009, there had been no material changes in the Company’s financial condition since December 31, 2008, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Three months ended March 31, 2009 compared with three months ended March 31, 2008

(dollar amounts in thousands) (unaudited):	2009	2008	% change

Revenues	$94,866	$84,926	11.7%
Gross profit	11,811	8,101	45.8%
Gross margin	12.5%	9.5%	31.6%
General, administrative and other expenses	(3,127)	(3,458)	(9.6%)
Operating income	8,684	4,643	87.0%
Operating margin	9.2%	5.5%	67.3%
Interest income, net	101	157	(35.7%)
Income before taxes and earnings attributable to the noncontrolling interest	8,785	4,800	83.0%
Income taxes	(2,919)	(1,591)	83.5%
Net income attributable to the noncontrolling interest in earnings of subsidiary	(301)	(92)	227.2%
Net income attributable to Sterling common stockholders	$5,565	$3,117	78.5%

Revenues
Revenues for the first quarter of 2009 increased $9.9 million or 11.7% over the comparable quarter in 2008.  A majority of the increase was due to the amount of revenues earned by our Nevada operations in the first quarter of 2009 vs. the comparable quarter in 2008.  The increase in revenues in Nevada is primarily due to projects being performed in 2009 in Southern Nevada where the weather is less seasonal than in Northern Nevada where our Nevada projects were principally located in 2008.

 Backlog
At the end of the first quarter of the current year, our backlog of construction projects was $385 million, as compared to $448 million as of December 31, 2008 and $485 million at the end of the first quarter of 2008. In the first quarter of 2009, we were awarded or were the apparent low bidder on $32 million of new contracts.  At March 31, 2009, we had $12 million in backlog which had not been officially awarded to us.  Historically, subsequent non-award of such low bids has not had an adverse effect on the Company’s backlog or financial condition.

While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets in Nevada and to a lesser extent in Texas, has resulted in some residential and commercial infrastructure contractors bidding on public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.  These and other factors could adversely affect our ability to maintain or increase our backlog through successful bids for new projects and could adversely affect the profitability of new projects that we do obtain through successful bids.

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

In February 2009, the American Recovery and Reinvestment Act ("ARRA") was signed into law which provides stimulus funds of $2.25 billion in Texas and $200 million in Nevada for the construction of highway and bridges over the years 2009 and 2010.  These stimulus funds have funded or partially funded certain projects in April 2009 lettings by the Texas Department of Transportation ("TXDOT") and may increase the number or projects, and margins thereon, that we bid the rest of this year and in 2010.

Gross profit
During 2008 and 2009, we have had approximately 60 contracts-in-progress at any one time of various sizes, expected different profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives and delay penalties), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters–to–quarters due to which contracts are just commencing or are at a more advanced stage of completion.

The increase in gross profit of $3.7 million or 45.8% in the first quarter of 2009 over the comparable quarter in 2008 was due in part to the increase in revenues of our Nevada operations in 2009 and in part to the mix in the stage of completion and profitability of certain contracts at March 31, 2009 as discussed above.  The gross margin of 12.5% in the first quarter of 2009 may not be indicative of the gross margins that the Company will achieve in subsequent quarters of 2009.

General and administrative expenses, net of other income
General and administrative expenses, net of other income, decreased by $331,000 in the first quarter of 2009 versus 2008, primarily due to lower bonus accruals and depreciation charged to G&A, offset by an increase in accruals for external and internal audit services in the first quarter of 2009 versus the comparable period in 2008.  As a percent of revenues, G&A, net of other income, was 3.3% for the first quarter of 2009 versus 4.1% of revenues for the comparable prior year quarter.  General and administrative expenses and other income do not vary directly with the volume of work performed on contracts.

Operating income
Operating income increased $4.0 million in the first quarter of 2009 over 2008, due to the factors discussed above regarding gross profit and general and administrative expenses.

Income taxes
Our effective income tax rate for the first quarter of 2009 was 33.2% compared to 33.1% for the first quarter of 2008 and varied from the statutory rate as a result of various miscellaneous permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner offset by the revised Texas franchise tax.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2009 and 2008 (in thousands) (unaudited):

	Three months ended
	March 31
	2009	2008
Cash and cash equivalents at end of period	$57,712	$55,305
Net cash provided by (used in):
Operating activities	5,057	656
Investing activities	3,115	(4,225)
Financing activities	(5,765)	(4,878)
Increase (decrease) in cash and cash equivalents	$2,407	$(8,447)

Capital expenditures	$1,598	$4,467
Working capital at end of period	$98,924	$80,797

Operating Activities

Significant non-cash items included in operating activities are:

●
depreciation and amortization, which for the first three months of the current year totaled $3.6 million, an increase of $0.3 million from last year, as a result of the continued increase in the size of our construction fleet in recent years; and

●
deferred tax expense of $2.2 million in 2009 versus $1.2 million in 2008, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes and amortization for tax return purposes of goodwill.

Besides net income of $5.6 million attributable to Sterling's common stockholders and the non-cash items discussed above, significant components of cash flow are as follows:

●
contracts receivable and costs and estimated earnings in excess of billings increased by $11.2 million in the first three months of 2009 due in part to the increase in revenues of $9.9 million, and in part due to the timing of billings to customers, as compared to an increase of $0.7 million in those accounts in 2008; and

●
the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $5.0 million as of March 31, 2009, versus a decrease of $1.4 million as of March 31, 2008, which reflects the increase in volume of work being performed and timing of billings to customers.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $1.6 million in the first three months of 2009, compared with a total of $4.5 million of property and equipment purchases in the same period last year.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  We plan to continue the replacement of equipment over the remainder of the year as required.  The decrease in capital expenditures in 2009 was principally due to management's cautious view regarding certain of the Company's markets and current economic uncertainties.  Unless such facts change, management expects capital expenditures in 2009 to be less than in 2008.

Also during the three months ended March 31, 2009 and 2008, the Company had net sales of short-term securities of $4.6 million and $54,000, respectively.

Financing activities

Financing activities in the first three months of 2009 and 2008 primarily reflect a reduction of $5.0 in borrowings in each of those periods under our $75.0 million Credit Facility.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

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

As of March 31, 2009, we had working capital of $98.9 million, an increase of $3.8 million over December 31, 2008.  Working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer duration projects.  The increase in working capital was mainly the result of net income plus depreciation and deferred tax expense totaling $11.3 million reduced by purchases of property and equipment of $1.6 million and net repayment of debt of $5.0 million.

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

In October 2007, we entered into a new Credit Facility with Comerica Bank which matures October 31, 2012.  The Credit Facility allows for borrowings of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2009, the aggregate borrowings outstanding under the Credit Facility were $50.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was therefore $23.2 million at March 31, 2009.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three months ended March 31, 2009 was approximately 3.25%.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at March 31, 2009.

The financial markets have recently experienced substantial volatility as a result of disruptions in the credit markets.  However, to date we have experienced no difficulty in borrowing under our Credit Facility and no change in its terms.

Inflation

Until the first nine months of 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  Subsequent to September 30, 2008, the prices we have paid for oil and fuel have decreased.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects where we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

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

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $286 billion for transportation spending through 2009.  Of this total, the Texas Department of Transportation (“TXDOT”) and the Nevada Department of Transportation (“NDOT”) were originally allocated approximately $14.5 billion and $1.3 billion, respectively, over the five years of the authorization. Actual SAFETEA-LU appropriations have been somewhat reduced from the original allocations. The USDOT proposed budget under SAFETEA-LU for the Federal-Aid Highways Program requests $39.4 billion of federal financial assistance to the States for 2009 versus actual appropriations of $41.2 billion for 2008 and $38.0 billion for 2007.  A successor federal funding program has not yet been passed by Congress; however, the President's proposed budget for 2010 includes $72.5 billion for the U.S. Department of Transportation which would include funding to the States for highway and bridge construction.

On February 17, 2009 the American Recovery and Reinvestment Act ("economic-stimulus legislation") was enacted by the federal government that authorizes $26.7 billion for highway and bridge construction.  A significant portion of these funds will be used for ready-to-go, quick spending highway projects for which contracts can be awarded quickly.  States are required, subject to certain exceptions, to obligate 50 percent of the apportionment within 120 days of the date of apportionment or lose the funds not obligated in that period of time.  States would be further required to obligate the second 50 percent of their apportionment within one year of the initial apportionment.  The highway funds apportioned to Texas and Nevada approximated $2.3 billion and $0.2 billion, respectively.

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

While TXDOT officials have indicated potential short-term funding shortfalls and reductions in spending on transportation, the TXDOT budget for 2009 for transportation construction projects is $3.5 billion, including stimulus funds, versus estimated expenditures of $2.1 billion in 2008 and actual expenditures of $2.7 billion in 2007.

The Texas Senate has passed legislation that would fund $8.1 billion for highway and bridge construction in the 2010-11 biennium and the Texas House Committee substitute bill for the Senate legislation includes $6.1 billion ($4.0 billion in 2010 and $2.1 billion in 2011) for such construction in the 2010-11 biennium.  TXDOT had requested approximately $7.2 billion ($4.5 billion in 2010 and $2.7 billion in 2011), including stimulus funds, for such construction in the biennium.  The Senate and House bills must be negotiated, submitted to both chambers for final approval and signed into law by the Governor before such legislation becomes effective.

Additionally, the House legislation permits TXDOT to expend during the 2010-11 biennium the proceeds of the $5.0 billion Proposition 12 General Obligation Bonds approved by the voters of the State of Texas in November 2007 if TXDOT meets certain conditions set out in the legislation, including the written approval of the Legislative Budget Board and the Governor.

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

In summary, aggregate contract lettings, including stimulus funds, would be $3.5 billion in 2009 and $4.0 billion in 2010 in Texas based on the lower proposed appropriations of the Texas House and $521 million in 2009 and $500 million in 2010 in Nevada, based on the currently proposed NDOT budgets and strategic plans.  The amounts for Texas are before any funds that may be spent from the Texas General Obligation Bond approved by the voters in 2007.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for the construction of toll roads.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets is difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we operate are providing funding in excess of $1 billion annually.  Two of the many municipalities that we perform work for are discussed below:

The City of Houston estimated expenditures for 2008 on storm drainage, street and traffic, waste water and water capital improvements were $721 million.

The most recently adopted five-year  plan includes $612 million in 2009, $557 million in 2010 and $504 million in 2011 for such improvements and projects; however, prior to the recent enactment of the federal government's economic-stimulus legislation, the Mayor of the City of Houston indicated he would defer $200 million of the 2009 improvements to future years.

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

Due to increased competition the Company has submitted some of its more recent bids at margins that are lower than bids submitted in the latter half of 2008. The resulting lower margin jobs may affect gross margins recognized in the financial statements for several quarters subsequent to March 31, 2009.  Assuming TXDOT moves forward in 2009 with its planned level of spending, we expect to have bidding opportunities that could allow our gross profit margins to return to historic levels.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  At March 31, 2009, $50 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2009, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $1,000 in the first quarter of 2009.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool.  We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations.  At March 31, 2009, he Company has invested $2.4 million in such securities which had a quoted market value of $2.3 million. While the Company had an unrealized loss of $0.1 million on these securities for the first quarter of 2009, the price of diesel fuel and gasoline also declined during that period.  The Company will continue to evaluate this strategy, however, there can be no assurance that this strategy will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2009 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A.                      Risk Factors
There have not been any material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:           May 11, 2009                                    By: /s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:           May 11, 2009                                    By: /s/ James H. Allen, Jr.
James H. Allen, Jr.
Senior Vice-President and Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2009
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