Form 10-Q
period 2009-06-30
STERLING CONSTRUCTION CO INC
filed 2009-08-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At August 1, 2009, there were 13,277,324 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2009

PART I
Item 1           Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$78,571	$55,305
Short-term investments	25,487	24,379
Contracts receivable, including retainage	74,802	60,582
Costs and estimated earnings in excess of billings on uncompleted contracts	9,059	7,508
Inventories	1,324	1,041
Deposits and other current assets	1,602	3,907
Total current assets	190,845	152,722
Property and equipment, net	74,608	77,993
Goodwill	57,232	57,232
Other assets, net	1,485	1,668
Total assets	$324,170	$289,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,737	$26,111
Billings in excess of costs and estimated earnings on uncompleted contracts	29,018	23,127
Current maturities of long-term obligations	73	73
Income taxes payable	867	547
Other accrued expenses	9,431	7,741
Total current liabilities	78,126	57,599
Long-term liabilities:
Long-term debt, net of current maturities	50,446	55,483
Deferred tax liability, net	14,408	11,117
Put liability related to and noncontrolling owner's interest in subsidiary	6,781	6,300
Total long-term liabilities	71,635	72,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 13,260,124 and 13,184,638 shares issued and outstanding	132	131
Additional paid-in capital	150,662	150,223
Retained earnings	23,615	8,762
Total Sterling common stockholders’ equity	174,409	159,116
Total liabilities and stockholders’ equity	$324,170	$289,615

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$120,375	$106,728	$215,241	$191,654
Cost of revenues	101,796	94,988	184,851	171,813
Gross profit	18,579	11,740	30,390	19,841
General and administrative expenses	(3,814)	(3,442)	(7,028)	(6,889)
Other income (expense)	(47)	(91)	40	(102)
Operating income	14,718	8,207	23,402	12,850
Interest income	118	223	277	510
Interest expense	(45)	(152)	(104)	(282)
Income before income taxes and earnings attributable to the noncontrolling interest	14,791	8,278	23,575	13,078
Income tax expense	(5,021)	(2,781)	(7,939)	(4,372)
Net income	9,770	5,497	15,636	8,706
Less: Net income attributable to the noncontrolling interest in earnings of subsidiary	(485)	(357)	(786)	(449)
Net income attributable to Sterling common stockholders	$9,285	$5,140	$14,850	$8,257

Net income per share attributable to Sterling common stockholders:
Basic	$0.70	$0.39	$1.12	$0.63
Diluted	$0.68	$0.37	$1.08	$0.60

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,223,165	13,110,500	13,205,812	13,089,682
Diluted	13,730,182	13,783,307	13,721,776	13,695,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2009
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balance at January 01, 2009	13,185	$131	$150,223	$8,762	$159,116

Net income attributable to Sterling common stockholders	--	--	--	14,850	14,850

Stock issued upon option and warrant exercises	47	1	140	--	141

Unrealized gain on available-for-sale securities, net of tax	--	--	--	3	3

Issuance and amortization of restricted stock	28	--	206	--	206

Stock-based compensation expense	--	--	93	--	93

Balance at June 30, 2009	13,260	$132	$150,662	$23,615	$174,409

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Net Income attributable to Sterling common stockholders	$14,850	$8,257
Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities	3	--
Comprehensive income attributable to Sterling common stockholders	$14,853	$8,257

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Net income attributable to Sterling common stockholders	$14,850	$8,257
Plus: Net income attributable to noncontrolling interest	786	449
Net income	15,636	8,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,968	6,552
Loss on sale of property and equipment	107	102
Deferred tax expense	4,311	2,495
Stock-based compensation expense	299	233
Excess tax benefits from exercise of stock options	--	(233)
Interest expense accreted on noncontrolling interest	103	252
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(14,220)	(9,222)
(Increase) decrease in costs and estimated earnings
in excess of billings on uncompleted contracts	(1,551)	(2,157)
(Increase) decrease in other current assets	1,404	380
Increase (decrease) in accounts payable	12,626	3,549
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	5,891	8,001
Increase (decrease) in other accrued expenses	2,012	949
Net cash provided by (used in) operating activities	33,586	19,607
Cash flows from investing activities:
Additions to property and equipment	(3,913)	(11,056)
Proceeds from sale of property and equipment	350	671
(Issuance) payment on note receivable	(350)	121
Purchases of short-term investments, available for sale	(26,074)	--
Proceeds from sales of short-term investments, available for sale	24,971	54
Net cash provided by (used in) investing activities	(5,016)	(10,210)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	100,000	120,000
Cumulative daily reductions – Credit Facility	(105,000)	(125,000)
Repayments under long-term obligations	(37)	(62)
Distribution of earnings to noncontrolling interest	(408)	--
Excess tax benefits from exercise of stock options	--	233
Issuance of common stock pursuant to the exercise of options and warrants	141	123
Expenditures related to 2007 equity offering	--	(143)
Net cash provided by (used in) financing activities	(5,304)	(4,849)
Net increase (decrease) in cash and cash equivalents	23,266	4,548

Cash and cash equivalents at beginning of period	55,305	80,649
Cash and cash equivalents at end of period	$78,571	$85,197

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26	$97
Cash paid during the period for taxes	$1,500	$1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2009 (UNAUDITED)

1.           Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Nevada and other states where we see bidding opportunities.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation, and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2009 and the results of operations and cash flows for the periods presented.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations and the results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain amounts on the December 31, 2008 condensed balance sheet have been reclassified to conform to the current period presentation.

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

We have evaluated subsequent events for potential recognition and disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the second quarter of 2009 and did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS 168).  This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

4.  Financial Instruments

        SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments (other than municipal bonds), contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The municipal bonds are valued at par as their variable yields are set by the dealer, Comerica Securities, based on the prevailing market for such securities and paid monthly.  Such bonds are classified as current assets because of their "put” feature which gives the Company the right to sell the bonds back to the dealer at any time at par. The recorded value of long-term debt approximates its fair value, as interest approximates market rates.

TSC had one mortgage outstanding at June 30, 2009, and December 31, 2008.  The mortgage outstanding at June 30, 2009 was accruing interest at 3.50% at that date and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At June 30, 2009 and December 31, 2008, the carrying value of the mortgage was $519,000 and $556,000, respectively, which approximated its fair value.

        The Company does not have any off-balance sheet financial instruments.

5.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Substantially all of the cash and cash equivalents at June 30, 2009 and December 31, 2008 are uninsured temporary checking accounts, investments in certificates of deposit and money market funds.

The Company classifies short-term investments as securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At June 30, 2009, the Company had short-term securities available for sale as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Certificates of deposit with maturities between 180 and 270 days	$10,487	$10,487	$--	$--
Fixed income mutual funds	10,000	10,000	--	--
Variable-rate municipal bonds	5,000	--	5,000	--

Total	$25,487	$20,487	$5,000	$--

Level 1 Inputs - Valuation based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

Level 2 Inputs – Based upon quoted prices (other than Level 1) in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset such as interest rates, yield curves, volatilities and defaults rates and inputs that are derived principally from or corroborated by observable market data.

Level 3 Inputs – Based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset based on the best information available.

  The gains realized on short-term investment securities during the three and six months ended June 30, 2009 were $141,000, which are included in other income in the accompanying statements of income.  There were also immaterial unrealized gains on short-term investments as of June 30, 2009, which are included in other comprehensive gains in stockholders' equity as the gains are expected to be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

6.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

7.           Property and Equipment, stated at cost (in thousands)

	June 30, 2009	December 31, 2008
Construction equipment	$94,893	$96,002
Transportation equipment	11,818	12,358
Buildings	4,445	3,926
Office equipment	443	547
Construction in progress	626	792
Land	2,916	2,916
Water rights	200	200
	115,341	116,741
Less accumulated depreciation	(40,733)	(38,748)
	$74,608	$77,993

Construction in progress at June 30, 2009 consists primarily of expenditures for new maintenance shop facilities at various locations in Texas.

8.           Income per Share

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share attributable to Sterling common shareholders is computed as in the basic calculation after giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At June 30, 2009 and 2008, there were 96,000 and 82,300, respectively, common stock options with a weighted average exercise price per share of $24.05 and $24.90, respectively, which were excluded from the calculation of diluted income per share as they were anti-dilutive. The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three months and six months ended June 30, 2009 and 2008, respectively (in thousands, except per share data):

	Three months ended June 30,
	2009	2008
Numerator:
Net income attributable to common stockholders	$9,285	$5,140

Denominator:
Weighted average common shares outstanding – basic	13,223	13,111
Shares for dilutive stock options, restricted stock and warrants	507	673
Weighted average common shares outstanding and assumed conversions – diluted	13,730	13,783
Basic net income per share attributable to Sterling common stockholders	$0.70	$0.39

Diluted net income per share attributable to Sterling common stockholders	$0.68	$0.37

	Six months ended June 30,
	2009	2008
Numerator:
Net income attributable to common stockholders	$14,850	$8,257

Denominator:
Weighted average common shares outstanding – basic	13,206	13,090
Shares for dilutive stock options, restricted stock and warrants	516	605
Weighted average common shares outstanding and assumed conversions – diluted	13,722	13,695
Basic net income per share attributable to Sterling common stockholders	$1.12	$0.63

Diluted net income per share attributable to Sterling common stockholders	$1.08	$0.60

9.           Stock-Based Compensation Plans and Warrants

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

We recorded stock-based compensation expense of $299,000 and $233,000 for the six-month periods ended June 30, 2009 and 2008, respectively, (including $206,000 and $125,000, respectively, related to restricted stock grants to non-employee directors and certain employees discussed below).  For the quarters ended June 30, 2009 and 2008, we recorded stock-based compensation expense of $160,000 and $128,000, respectively, (including $113,000 and $73,000, respectively, related to restricted stock grants to non-employee directors and certain employees).  Unrecognized compensation expense related to stock options at June 30, 2009 and 2008 was $243,000 and $435,000, respectively, to be recognized over a weighted average period of approximately 1.5 and 2.4 years, respectively.  Proceeds received by the Company from the exercise of warrants and options for the six months ended June 30, 2009 and 2008 were approximately $141,000 and 123,000, respectively.  No options were granted in the six months ended June 30, 2009 or 2008.

Unrecognized compensation expense related to restricted stock awards at June 30, 2009 and 2008 was $507,000 and $348,000, respectively, to be recognized over a weighted average period of 1.7 and 1.6 years, respectively.  In May 2009 and 2008, the seven and six, respectively, non-employee directors of the Company were each granted 2,800 and 2,564 shares of restricted stock, at the market price on the date of grant of $17.86 and $19.50, respectively, which will be recognized ratably over the one year restriction period.  In March 2009 and 2008, several key employees were granted an aggregated total of 8,366 and 5,672 shares of restricted stock at $17.45 and $18.16 per share, respectively, resulting in an expense of $146,000 and $103,000 to be recognized ratably over the five year restriction period.  In June 2008, another non-employee director was re-elected to the board and was awarded 2,564 shares of restricted stock at $19.50 per share.

At June 30, 2009, there were 363,480 shares covered by unvested restricted stock and outstanding stock options and 334,046 shares covered by outstanding stock warrants.

10.           Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in certain states.  The Company is no longer subject to federal tax examinations for years prior to 2002 and state income tax examinations prior to 2005.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at June 30, 2009 and 2008.

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

The effective income tax rates for the second quarter of 2009 and six months ended June 30, 2009 were 33.9% and 33.7%, respectively, as compared to 33.6% for the second quarter of 2008 and 33.4% for the six months ended June 30, 2008.  The difference between the effective tax rates and the statutory rate of 35% is the result of miscellaneous permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner, offset by the Texas franchise tax.  Additionally, the portion of our tax expense arising from changes in deferred tax assets and liabilities was $4.3 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively.

11.           Noncontrolling Interest in Subsidiary

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of Road and Highway Builders Inc. ("RHB Inc.") then an inactive Nevada Corporation.  RHB is a heavy civil construction business located in Reno, Nevada that builds roads, highways and bridges for state and local governmental agencies.

The noncontrolling interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in RHB and, concurrently, the Company has the right to require that the owner sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of RHB's income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  At the date of acquisition, the difference between the noncontrolling owner's interest in the historical basis of RHB and the estimated fair value of that interest were recorded as a liability to noncontrolling interest and a reduction in additional paid-in-capital.  Any changes to the estimated fair value of the noncontrolling interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($103,000 and $252,000 for the six months ended June 30, 2009 and 2008, respectively) has been accreted to the noncontrolling interest liability based on the discount rate used to calculate the fair value.

The following table summarizes the changes in the noncontrolling interest for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$6,300	$6,362
Noncontrolling interest in earnings of subsidiary	786	449
Accretion of interest on noncontrolling interest liability	103	252
Distributions to noncontrolling interest	(408)	--
Balance, end of period	$6,781	$7,063

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including the current recession, the amount of any shortfalls in federal, state and local government funding for infrastructure services and in those governments' laws and regulations;

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates in one segment, heavy civil construction, through Texas Sterling Construction Co., ("TSC"), Road and Highway Builders, LLC ("RHB"), Road and Highway Builders Inc. ("RHB Inc") and Road and Highway Builders of California, Inc. ("RHB Cal") that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing population markets in Texas, Nevada and other states where we see bidding opportunities.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Material Changes in Financial Condition

At June 30, 2009, there had been no material changes in the Company’s financial condition since December 31, 2008, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Three and six months ended June 30, 2009 compared with three and six months ended June 30, 2008

(dollar amounts in thousands) (unaudited):	Three months ended June 30,			Six months ended June 30,
	2009	2008	% change	2009	2008	% change
Revenues	$120,375	$106,728	12.8%	$215,241	$191,654	12.3%
Gross profit	18,579	11,740	58.3%	30,390	19,841	53.2%
Gross margin	15.4%	11.0%	40.0%	14.1%	10.4%	35.6%
General, administrative and other expenses	(3,861)	(3,533)	9.3%	(6,988)	(6,991)	--
Operating income	14,718	8,207	79.3%	23,402	12,850	82.1%
Operating margin	12.2%	7.7%	58.4%	10.9%	6.7%	62.7%
Interest income, net	73	71	2.8%	173	228	(24.1%)
Income before taxes and earnings attributable to the noncontrolling interest	14,791	8,278	78.7%	23,575	13,078	80.3%
Income taxes	(5,021)	(2,781)	80.5%	(7,939)	(4,372)	81.6%
Net income attributable to the noncontrolling interest in earnings of subsidiary	(485)	(357)	35.9%	(786)	(449)	75.1%
Net income attributable to Sterling common stockholders	$9,285	$5,140	80.6%	$14,850	$8,257	79.8%

Revenues
Revenues increased $13.6 million in the second quarter and $23.6 million in the six months ended June 30, 2009 over the comparable periods in 2008. The increases in revenues were primarily due to a higher level of crew and equipment resources utilized in 2009 than in 2008 and better weather in the first six months of 2009 than 2008.  Additionally, most of our projects in Nevada being performed in 2009 were in Southern Nevada where the weather was less seasonal during the first quarter of the year than in Northern Nevada where our Nevada projects were principally located in 2008.  The better weather allowed our crews and equipment to work more productively during the first and second quarters of 2009 and make more progress towards completion of our contracts than in the comparable 2008 periods.

While revenues increased during the first six months of 2009, we expect full year revenues for 2009 to be only slightly higher than those in 2008. The success of our bidding efforts in the third and fourth quarters of 2009 will affect our expected revenues and net income for 2010.

 Backlog
At the end of the second quarter of the current year, our backlog of construction projects was $344 million, as compared to $514 million of backlog at June 30, 2008. We were awarded or were the apparent low bidder on $111 million of new contracts in the first six months of 2009, including $79 million in the second quarter of 2009, and $167 million of new contracts in the last six month of 2008.  Our contracts are typically completed in 12 to 36 months.

As we continued to work off the record backlog we had at June 30, 2008, the bidding environment in our markets has become much more competitive since that date because of the following:

•
While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets, has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.

•	Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs.

        These factors have adversely affected our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive on the margins we are bidding on projects, we have not bid at loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected.  Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property and sales taxes.  Also, the federal government has not renewed the SAFETEA-LU bill, which expires September 30, 2009 and provides states with substantial funding for transportation infrastructure projects.  These and other factors could adversely affect transportation and water infrastructure capital expenditures in our markets.

In February 2009, the American Recovery and Reinvestment Act ("ARRA") was signed into law which provides total stimulus funds of $2.45 billion in Texas and in Nevada for the construction of highway and bridges over the years 2009 and 2010.  These stimulus funds have funded or partially funded certain projects in recent lettings by the Texas and Nevada Departments of Transportation ("TXDOT" and “NDOT”, respectively). The State of Texas recently approved a budget for TXDOT for 2010 which is in excess of the 2009 budget. These factors should increase the number of projects, and may increase the margins thereon, that we bid the rest of this year and in 2010.

See Our Markets on Page 19 of this report for a more detailed discussion of our markets and their funding sources.

Gross profit
During 2008 and 2009, we have had approximately 60 contracts-in-progress at any one time of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to which contracts are just commencing or are at a more advanced stage of completion. At June 30, 2009, our contracts were on average at a more advanced stage of completion than were those in progress at the comparable 2008 period end.

The increases in gross profit of $6.8 million and $10.5 million for the second quarter and six months ended June 30, 2009 over the comparable periods in 2008 were due to better execution on contracts-in-progress, the increase in revenues of our Nevada operations in 2009 and, as discussed above, the mix in the stage of completion and profitability of contracts at June 30, 2009.  The gross margins of 15.4% and 14.1% in the 2009 periods may not be indicative of the gross margins that the Company will achieve in subsequent periods in 2009 and 2010.  Because of the higher gross profit in the first half of 2009, we do, however, expect net income and diluted net income per common share to be towards the higher end of our previously announced full year 2009 guidance.

General and administrative expenses, net of other income
General and administrative expenses, net of other income, increased by $372,000 in the second quarter of 2009 from 2008 and were flat between the six months ended June 30, 2009 and the comparable period in 2008.  The primary reason for the higher G&A during the second quarter of 2009 versus the comparable period in 2008 was an increase in compensation and related payroll tax expense.  As a percent of revenues, G&A, net of other income, was 3.2% for the second quarter and for the six months ended June 30, 2009, respectively versus 3.3%, and 3.6% of revenues for the comparable three and six month periods in 2008.  General and administrative expenses and other income do not vary directly with the volume of work performed on contracts.

Income taxes
Our effective income tax rates for the second quarter of 2009 and six months ended June 30, 2009  were 33.9% and 33.7%, respectively, as compared to 33.6% for the second quarter of 2008 and 33.4% for the six months ended June 30, 2008, and varied from the statutory rate as a result of various miscellaneous permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner offset by the Texas franchise tax.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2009 and 2008 (in thousands) (unaudited):

	Six months ended June 30,
	2009	2008
Cash and cash equivalents at end of period	$78,571	$85,197
Net cash provided by (used in):
Operating activities	33,586	19,607
Investing activities	(5,016)	(10,210)
Financing activities	(5,304)	(4,849)
Increase (decrease) in cash and cash equivalents	$23,266	$4,548

Capital expenditures	$3,913	$11,056
Working capital at end of period	$112,719	$85,218

Operating Activities

Significant non-cash items included in operating activities are:

·
depreciation and amortization, which for the first six months of the current year totaled $7.0 million, an increase of $0.4 million from last year, as a result of the increase in the size of our construction fleet in recent years; and

·	deferred tax expense of $4.3 million in 2009 versus $2.5 million in 2008, mainly attributable to accelerated depreciation methods used on equipment and amortization of goodwill for tax purposes.

Besides net income of $15.6 million and the non-cash items discussed above, significant components of cash flow are as follows:

•
contracts receivable and costs and estimated earnings in excess of billings increased by $15.8 million in the first six months of 2009 due in part to the increase in revenues of $23.6 million, and in part due to the timing of billings on certain contracts, as compared to an increase of $11.4 million in those accounts in 2008; and

•
the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $5.9 million as of June 30, 2009, versus an increase of $8.0 million as of June 30, 2008, reflects the reduction in new backlog of contracts as of June 30, 2009.

•
accounts payable increased by $12.6 million in the first six months of 2009 as compared to an increase of $3.5 million in the comparable period of 2008 as a result of the timing of payments to vendors at June 30, 2009.

•
accrued expenses increased by $2.0 million in first six months of 2009 as compared to an increase of $0.9 million in the first six months of 2008 as a result of higher bonus and wage accruals, accrued payables and workers compensation and health reserves.  These increases in accrued expenses were partially offset by lower accruals for property tax on real and personal property.

Investing activities

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $3.9 million in the first six months of 2009, compared with a total of $11.1 million of property and equipment purchases in the same period last year.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  We plan to continue the replacement of equipment over the remainder of the year as required.  The decrease in capital expenditures in 2009 was principally due to management's cautious view regarding certain of the Company's markets and current economic uncertainties.  Unless such facts change, management expects capital expenditures in 2009 to be less than in 2008.

Also during the six months ended June 30, 2009 and 2008, the Company had net purchases of short-term securities of $1.1 million and net sales of $54,000, respectively.

Financing activities

Financing activities in the first six months of 2009 and 2008 primarily reflect a net reduction of $5.0 million in borrowings in each of those periods under our $75.0 million Credit Facility.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

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

As of June 30, 2009, we had working capital of $112.7 million, an increase of $17.7 million over December 31, 2008.  Working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer duration projects.  The increase in working capital was mainly the result of net income of $15.6 million plus depreciation and deferred tax expense totaling $11.3 million reduced by purchases of property and equipment of $3.9 million and net repayment of debt of $5.0 million.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and expects no other material changes in its liquidity.

Sources of Capital

In addition to our available cash, cash equivalents and short-term investments balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

In October 2007, as amended in December 2007, we entered into a new Credit Facility with Comerica Bank and a syndicate of banks, which matures October 31, 2012.  The Credit Facility allows for borrowings of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2009, the aggregate borrowings outstanding under the Credit Facility were $50.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was therefore $23.2 million at June 30, 2009 without violating any of the financial covenants discussed in the next paragraph.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three months and six months ended June 30, 2009 was approximately 3.25%.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at June 30, 2009 and, currently, we do not anticipate any problem with complying with these covenants.

The financial markets have recently experienced substantial volatility as a result of disruptions in the credit markets.  To date we have experienced no difficulty in borrowing under our Credit Facility and no change in its terms.

Surety bonds are required by all of our customers.  To date we have not encountered any difficulties in obtaining new surety bonds nor any increase in the cost of such bonds.

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

Our Markets

We operate in the heavy civil construction segment for infrastructure projects in Texas and Nevada, specializing in transportation and water infrastructure.  In July, 2009, RHB was notified it was the apparent low bidder on a project in Hawaii.  RHB Cal has bid on construction projects in California, but has not been awarded any such projects in that state.

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

According to the 2008 U.S. Census Bureau information, Texas is the second largest state in population in the U.S. with 24.3 million people and a population growth of 17% since 2000, approximately twice the 8% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas and we have operating divisions in each of those cities: Houston, Dallas/Ft. Worth and San Antonio/Austin. Nevada has undergone even more rapid growth, with the state’s population expanding 30% since 2000 to 2.6 million people in 2008.

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $286 billion for transportation spending through 2009.  The USDOT budget under SAFETEA-LU for the Federal-Aid Highways Program was $39.4 billion of federal financial assistance to the States for 2009 versus $41.2 billion for 2008 and $38.0 billion for 2007.  Federal highway gasoline taxes used to fund SAFETEA-LU appropriations have recently been less than budgeted.  A successor federal funding program has not yet been passed by Congress; however:

•
The U.S. Senate’s Environment and Public Works Committee approved on July 15, 2009, a bill that would extend the Federal-Aid Highways Program beginning October 1, 2009 for 18 months, authorizing $61.5 billion over that period. This bill still needs full Senate approval.

•	On July 23, 2009, the U.S. House of Representatives approved a bill containing $41 billion of spending for highways in 2010.
•
If both of these bills are reported out of their respective chambers, they must be reconciled in a joint Senate/House Committee and the reconciled bill must obtain final Senate, House approval and Presidential approval before either one can become law.

•
On July 30, the Senate and House passed a bill approving a $7 billion transfer to the Highway Trust Fund (HTF) from the General Fund which will be used to fund the short-fall in the HTF for fiscal 2009 resulting from lower than budgeted federal gasoline taxes.  This bill will now go to the President for final approval.

On February 17, 2009 the American Recovery and Reinvestment Act ("economic-stimulus legislation") was enacted by the federal government that authorizes $26.7 billion for highway and bridge construction.  A significant portion of these funds are to be used for ready-to-go, quick spending highway projects for which contracts can be awarded quickly.  States are required, subject to certain exceptions, to obligate 50 percent of the apportionment within 120 days of the date of apportionment or lose the funds not obligated in that period of time.  States would be further required to obligate the second 50 percent of their apportionment within one year of the initial apportionment.  The highway funds apportioned to Texas and Nevada approximated $2.4 billion under the economic-stimulus legislation.

In January, 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas.  The report indicated that the population of Texas is projected to continue to grow at close to twice the U.S. rate with the population of Texas growing from 24.3 million in 2008 to between 30.5 million and 40.5 million in 2030.  The report stated that "With this population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas' projected growth and prosperity."

The report further indicated that Texas needs to spend approximately $313.0 billion (in 2008 dollars) over the 22 year period from 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, improve congestion/safety and partial connectivity on its rural highways and bridge replacement.

The TXDOT budget for 2009 for transportation construction projects is approximately $3.7 billion, including stimulus funds, versus expenditures of approximately $2.1 billion in 2008 and expenditures of $2.7 billion in 2007.

In July, 2009, the Texas Legislature passed the 2010-11 biennium budget for TXDOT, which included $4.2 billion for construction of highways and bridges in the fiscal year ending August 31, 2010. Included in the appropriation is $1.6 billion of federal economic-stimulus funds. Also included in the budget is $1.0 billion for a revolving fund to be loaned by TXDOT to cities, counties and other parties for the construction of highways and bridges.  Upon the repayment or sale of these loans, TXDOT may loan the repayment/sales proceeds to similar parties for construction of highways and bridges.

Transportation construction expenditures as reported by NDOT totaled $455 million in 2007 and $447 million in 2008. Based on press statements by officials of NDOT, we estimate NDOT expenditures in 2009 and 2010 will be between $300 million and $400 million in each of those fiscal years, including economic-stimulus funds.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for the construction of toll roads which provide the Company with additional construction contracting opportunities.

Our water and wastewater, underground utility, light-rail transit and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets are difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in which we operate are providing funding in excess of $1 billion annually.  Two of the many municipalities that we perform work for are discussed below:

The City of Houston estimated expenditures for 2008 on storm drainage, street and traffic, waste water and water capital improvements were $721 million. The most recently adopted five-year plan includes $612 million in 2009 and $517 million in 2010 for transportation and water infrastructure projects.

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

In addition, while we currently have no municipal contracts in the City of Las Vegas, that City’s final budget for roads and flood projects is $284 million in 2009 and $266 million in 2010.  Management believes there will be opportunities for the Company to bid on and obtain municipal work in Las Vegas as well as Reno and Carson City.

As we continued to work off the record backlog we had at June 30, 2008, the bidding environment in our markets has become much more competitive since that date because of the following:

•
While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, thus increasing competition and creating downward pressure on bid prices in our markets.

•	Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs.

These factors have adversely affected our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive on the margins we are bidding on projects, we have not bid at loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected.  Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property and sales taxes.  Also, as discussed above, the federal government has not renewed the SAFETEA-LU bill, which expires September 30, 2009 and provides states with substantial funding for transportation infrastructure projects.  These and other factors could adversely affect transportation and water infrastructure capital expenditures in our markets.

Due to increased competition the Company has submitted some of its more recent bids at margins that are lower than bids submitted in the latter half of 2008. The resulting lower margin jobs may affect gross margins recognized in the financial statements for several quarters subsequent to June 30, 2009.  Assuming TXDOT and NDOT move forward in 2009 and 2010 with their planned levels of spending, we expect to have bidding opportunities that could allow our gross profit margins to return to historic levels.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  At June 30, 2009, $50 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2009, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $4,000 in the first six months of 2009.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool.  We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations.  For the six months ended June 30, 2009, the Company had a realized gain of $141,000 on these securities. While the Company had no investment in these securities at June 30, 2009, we will continue to evaluate this strategy and may again reinvest in these securities depending on our forecast of the diesel fuel market and our operational considerations.  There can be no assurance that this strategy will be successful if implemented.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2009 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.             Defaults upon Senior Securities
None

Item 4.             Submission of Matters to a Vote of Security Holders

Date of Meeting: May 6, 2009
Type of Meeting: Annual Meeting of Stockholders
Election of Directors.	For	Against	Abstain	Broker Non-Votes
John D. Abernathy	11,785,448	217,503	7,500	-0-
Robert W. Frickel	8,939,112	3,063,839	7,500	-0-
Milton L. Scott	11,055,937	942,648	11,867	-0-
David R. A. Steadman	11,800,874	201,831	7,747	-0-
Adoption of an Amended and Restated Certificate of Incorporation.	11,950,822	31,063	28,564	-0-
Ratification of the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for 2009.	11,981,427	24,671	4,358	-0-

Item 5.             Other Information
None

Item 6.             Exhibits
Exhibit No.                    Description

3.0	Amended and Restated Certificate of Incorporation
31.1	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of James H. Allen, Jr., Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
32.0	Certification of Patrick T. Manning, Chief Executive Officer and James H. Allen, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:           August 10, 2009                               By: /s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:           August 10, 2009                               By: /s/ James H. Allen, Jr.
James H. Allen, Jr.
Senior Vice-President and Chief Financial Officer