Form 10-K/A
period 2008-12-31
STERLING CONSTRUCTION CO INC
filed 2009-09-02
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A
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

PART I

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 is being filed in order to re-file the Company's Credit Agreement by and among the Company, Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 that was filed on November 21, 2007 as Exhibit 10.1 to the Company's Current Report on Form 8-K, Amendment No. 1, and to file for the first time with the Credit Agreement certain exhibits and schedules to the agreement that were not filed with the November 21, 2007 Form 8-K.

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

10.4*
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007.

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

10.4*
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007.

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