Form 10-Q
period 2009-09-30
STERLING CONSTRUCTION CO INC
filed 2009-11-09
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At November 1, 2009, there were 13,288,244 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2009

PART I
Item 1           Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
 (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,239	$55,305
Short-term investments	41,231	24,379
Contracts receivable, including retainage	66,387	60,582
Costs and estimated earnings in excess of billings on uncompleted contracts	6,196	7,508
Inventories	1,224	1,041
Deposits and other current assets	1,257	3,907
Total current assets	178,534	152,722
Property and equipment, net	71,681	77,993
Goodwill	57,232	57,232
Other assets, net	1,424	1,668
Total assets	$308,871	$289,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,475	$26,111
Billings in excess of costs and estimated earnings on uncompleted contracts	25,693	23,127
Current maturities of long-term obligations	73	73
Income taxes payable	23	547
Other accrued expenses	9,492	7,741
Total current liabilities	62,756	57,599
Long-term liabilities:
Long-term debt, net of current maturities	40,428	55,483
Deferred tax liability, net	15,051	11,117
Put liability related to and noncontrolling owner's interest in subsidiary	7,568	6,300
Total long-term liabilities	63,047	72,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 13,285,244 and 13,184,638 shares issued and outstanding	132	131
Additional paid-in capital	150,902	150,223
Retained earnings	32,034	8,762
Total Sterling common stockholders’ equity	183,068	159,116
Total liabilities and stockholders’ equity	$308,871	$289,615

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$103,929	$114,148	$319,170	$305,802
Cost of revenues	87,387	101,576	272,238	273,389
Gross profit	16,542	12,572	46,932	32,413
General and administrative expenses	(3,508)	(3,201)	(10,536)	(10,090)
Other income (expense)	(70)	61	(30)	(41)
Operating income	12,964	9,432	36,366	22,282
Interest income	129	303	406	813
Interest expense	(52)	(144)	(154)	(426)
Income before income taxes and earnings attributable to the noncontrolling interest	13,041	9,591	36,618	22,669
Income tax expense	(4,214)	(3,245)	(12,154)	(7,616)
Net income	8,827	6,346	24,464	15,053
Less: Net income attributable to the noncontrolling interest in earnings of subsidiary	(735)	(368)	(1,521)	(819)
Net income attributable to Sterling common stockholders	$8,092	$5,978	$22,943	$14,234

Net income per share attributable to Sterling common stockholders:
Basic	$0.61	$0.46	$1.73	$1.09
Diluted	$0.59	$0.44	$1.67	$1.04

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,275,416	13,125,671	13,229,268	13,101,766
Diluted	13,740,464	13,705,477	13,732,834	13,702,800

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED September 30, 2009
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balance at January 1, 2009	13,185	$131	$150,223	$8,762	$159,116

Net income attributable to Sterling common stockholders	--	--	--	22,943	22,943

Unrealized holding gain on available-for-sale securities, net of tax	--	--	--	329	329

Stock issued upon option and warrant exercises	72	1	235	--	236

Issuance and amortization of restricted stock	28	--	306	--	306

Stock-based compensation expense	--	--	138	--	138

Balance at September 30, 2009	13,285	$132	$150,902	$32,034	$183,068

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Net income attributable to Sterling common stockholders	$22,943	$14,234
Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities	329	--
Comprehensive income attributable to Sterling common stockholders	$23,272	$14,234

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Nine months ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income attributable to Sterling common stockholders	$22,943	$14,234
Plus: Net income attributable to noncontrolling interest	1,521	819
Net income	24,464	15,053
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,317	9,757
Loss on sale of property and equipment	180	41
Deferred tax expense	5,045	6,272
Stock-based compensation expense	444	373
Excess tax benefits from exercise of stock options	--	(522)
Interest expense accreted on noncontrolling interest	155	376
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(5,805)	(12,846)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	1,312	(4,244)
(Increase) decrease in other current assets	1,761	(596)
Increase (decrease) in accounts payable	1,364	3,298
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,566	(228)
Increase (decrease) in other accrued expenses	1,229	2,195
Net cash provided by (used in) operating activities	43,032	18,929
Cash flows from investing activities:
Additions to property and equipment	(4,392)	(16,972)
Proceeds from sale of property and equipment	394	1,171
(Issuance) payment on note receivable	(350)	184
Purchases of short-term investments	(47,230)	(17,329)
Proceeds from sales of short-term investments	30,708	--
Net cash provided by (used in) investing activities	(20,870)	(32,946)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	140,000	180,000
Cumulative daily reductions – Credit Facility	(155,000)	(185,000)
Repayments under long-term obligations	(56)	(80)
Distribution of earnings to noncontrolling interest	(408)	--
Excess tax benefits from exercise of stock options	--	522
Issuance of common stock pursuant to the exercise of options and warrants	236	163
Expenditures related to 2007 equity offering	--	(143)
Net cash provided by (used in) financing activities	$(15,228)	$(4,538)
Net increase (decrease) in cash and cash equivalents	6,934	(18,555)

Cash and cash equivalents at beginning of period	55,305	80,649
Cash and cash equivalents at end of period	$62,239	$62,094
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$39	$122
Cash paid during the period for taxes	$6,000	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2009 (UNAUDITED)

1.             Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Nevada and other states where we see contracting opportunities.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation, and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment, heavy civil construction.  In making this determination, we considered among other things that each project has similar economic characteristics, includes similar construction services and processes, has similar types of customers and is subject to similar economic and regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2009 and the results of operations and cash flows for the periods presented.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations and the results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

We have evaluated subsequent events for potential recognition and disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to such significant accounting policies since December 31, 2008 except, as discussed in Note 3, for the segregation of net income as attributable to the Company's common stockholders and the noncontrolling owner's interest.

3.             Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) established principles and requirements for how an acquirer of another business entity: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, all direct costs of the business combination must be charged to expense on the financial statements of the acquirer as incurred.  The new standard revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination.  The adoption of this statement on January 1, 2009, did not have an effect on the accompanying financial statements.

In September 2006, the FASB established a framework for measuring fair value which requires expanded disclosure about the information used to measure fair value.  The standard applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances.  We adopted this standard on January 1, 2009, which did not have a material impact on the accompanying financial statements.

In December 2007, the FASB issued a standard clarifying previous guidance on how consolidated entities should account for and report noncontrolling interests in consolidated subsidiaries.  The standard standardizes the presentation of noncontrolling interests ("formally referred to as minority interests") for both the consolidated balance sheet and income statement.  As a result of adopting this standard on January 1, 2009, the accompanying financial statements segregate net income as attributable to the Company's common stockholders and noncontrolling owner's interest.

In May 2009, the FASB set forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard became effective in the second quarter of 2009 and did not have a material impact on the accompanying financial statements.

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard will provide more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard will become effective in the first quarter of 2010. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2009 the Accounting Standards Codification was established as the source of authoritative generally accepted accounting principles in the United States ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the accompanying financial statements.

4.             Financial Instruments

   GAAP defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments (other than municipal bonds), contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The municipal bonds are valued at par as their variable yields are set by the dealer, Comerica Securities, based on the prevailing market for such securities and paid monthly.  Such bonds are classified as current assets because of their "put” feature which gives the Company the right to sell the bonds back to the dealer at any time at par. The recorded value of long-term debt approximates its fair value, as the debt's interest rate approximate market rates.

        The Company had one mortgage outstanding at September 30, 2009, and December 31, 2008.  The mortgage outstanding at September 30, 2009 was accruing interest at 3.50% at that date and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At September 30, 2009 and December 31, 2008, the carrying value of the mortgage was $501,000 and $556,000, respectively, which approximated its fair value.

        The Company does not have any off-balance sheet financial instruments.

5.             Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Substantially all of the cash and cash equivalents at September 30, 2009 and December 31, 2008 are uninsured temporary checking accounts, investments in certificates of deposit and money market funds.

The Company classifies short-term investments, other than certificates of deposits, as securities available for sale.  At September 30, 2009, the Company had short-term investments (in thousands):

	Total	Level 1	Level 2	Level 3
Fixed income mutual funds	$29,376	$29,376	$--	$--
Exchange traded funds	2,309	2,309	--	--
Variable-rate municipal bonds	4,775	--	4,775	--

Total securities available-for-sale	36,460	$31,685	$4,775	$--

Certificates of deposit with original maturities between 90 and 365 days	4,771

Total short-term investments	$41,231

Level 1 Inputs - Valuation based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

Level 2 Inputs – Based upon quoted prices (other than Level 1) in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset such as interest rates, yield curves, volatilities and default rates and inputs that are derived principally from or corroborated by observable market data.

Level 3 Inputs – Based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset based on the best information available.

The pre-tax gains realized on short-term investment securities during the three and nine months ended September 30, 2009 were zero and $141,000, respectively, which are included in other income in the accompanying statements of income.  There were also $506,000 in pre-tax unrealized gains on short-term investments as of September 30, 2009, which are included in other comprehensive income in stockholders' equity as the gains may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

6.             Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

7.             Property and Equipment, stated at cost (in thousands)

	September 30, 2009	December 31, 2008
Construction equipment	$95,126	$96,002
Transportation equipment	11,690	12,358
Buildings	4,700	3,926
Office equipment	492	547
Construction in progress	435	792
Land	2,916	2,916
Water rights	200	200
	115,559	116,741
Less accumulated depreciation	(43,878)	(38,748)
	$71,681	$77,993

Construction in progress at September 30, 2009 consists primarily of expenditures for new maintenance shop facilities.

8.             Income per Share

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share attributable to Sterling common shareholders is computed as in the basic calculation after giving effect to all potentially dilutive common stock options and warrants using the treasury stock method.  At September 30, 2009 and 2008, there were 96,000 and 82,300, respectively, common stock options outstanding with a weighted average exercise price per share of $24.05 and $24.90, respectively, which were excluded from the year-to-date calculation of diluted income per share as they were anti-dilutive.  Additionally, at September 30, 2009 and 2008, there were 121,400 and 82,300, respectively, common stock options outstanding with a weighted average exercise price per share of $22.53 and $24.90, respectively, which were excluded from the quarter-to-date calculation of diluted income per share as they were anti-dilutive.

The following table reconciles the numerators and denominators of the basic and diluted net income per common share computations for the three months and nine months ended September 30, 2009 and 2008, respectively (in thousands, except per share data):

	Three months ended September 30,
	2009	2008
Numerator:
Net income attributable to Sterling common stockholders	$8,092	$5,978

Denominator:
Weighted average common shares outstanding – basic	13,275	13,126
Shares for dilutive stock options, restricted stock and warrants	465	579
Weighted average common shares outstanding and assumed conversions – diluted	13,740	13,705
Basic net income per share attributable to Sterling common stockholders	$0.61	$0.46

Diluted net income per share attributable to Sterling common stockholders	$0.59	$0.44

	Nine months ended September 30,
	2009	2008
Numerator:
Net income attributable to Sterling common stockholders	$22,943	$14,234

Denominator:
Weighted average common shares outstanding – basic	13,229	13,102
Shares for dilutive stock options, restricted stock and warrants	504	601
Weighted average common shares outstanding and assumed conversions – diluted	13,733	13,703
Basic net income per share attributable to Sterling common stockholders	$1.73	$1.09

Diluted net income per share attributable to Sterling common stockholders	$1.67	$1.04

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

We recorded stock-based compensation expense of $444,000 and $373,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, (including $306,000 and $214,000, respectively, related to restricted stock grants to non-employee directors and certain employees discussed below).  For the quarters ended September 30, 2009 and 2008, we recorded stock-based compensation expense of $145,000 and $140,000, respectively, (including $100,000 and $89,000, respectively, related to restricted stock grants to non-employee directors and certain employees).  Unrecognized compensation expense related to stock options at September 30, 2009 and 2008 was $198,000 and $383,000, respectively, to be recognized over a weighted average period of approximately 1.3 and 2.2 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the nine months ended September 30, 2009 and 2008were approximately $236,000 and $163,000, respectively.  No options were granted in the nine months ended September 30, 2009 or 2008.

Unrecognized compensation expense related to restricted stock awards at September 30, 2009 and 2008 was $407,000 and $309,000, respectively, to be recognized over a weighted average period of 1.8 years in each case.  In May 2009 and 2008, the seven and six, respectively, non-employee directors of the Company were each granted 2,800 and 2,564 shares of restricted stock, at the market price on the date of grant of $17.86 and $19.50, respectively, which will be recognized ratably over the one year restriction period.  In March 2009 and 2008, several key employees were granted an aggregated total of 8,366 and 5,672 shares of restricted stock at $17.45 and $18.16 per share, respectively, resulting in an expense of $146,000 and $103,000 to be recognized ratably over the five year restriction period.  In June 2008, another non-employee director was re-elected to the board and was awarded 2,564 shares of restricted stock at $19.50 per share.

At September 30, 2009, there were 370,378 shares covered by outstanding restricted stock and stock options and 334,046 shares covered by outstanding stock warrants.  Of these, 49,927 shares of restricted stock and stock options were unvested and zero warrants were unvested.

10.           Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the United States federal jurisdiction and in certain states.  The Company is no longer subject to federal tax examinations for years prior to 2003 and state income tax examinations prior to 2005.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.  No interest or penalties have been accrued at September 30, 2009 and 2008.

The effective income tax rates for the three and nine months ended September 30, 2009 were 32.3% and 33.2%, respectively, of income before income taxes and noncontrolling interest as compared to 33.8% and 33.6% for the three and nine months ended September 30, 2008, respectively.  The difference between the effective tax rates and the statutory rate of 35% is the result of permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner and production tax credit, offset by the Texas franchise tax.  Additionally, the portion of our tax expense arising from changes in deferred tax assets and liabilities was $4,868 and $6,565 for the nine months ended September 30, 2009 and 2008, respectively.

11.           Noncontrolling Interest in Subsidiary

The noncontrolling interest owner of one of the Company's subsidiaries has the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company has the right to require that the owner sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of the subsidiary's income before interest, taxes, depreciation and amortization for the calendar years 2008, 2009 and 2010.  At the date of acquisition, the difference between the noncontrolling owner's interest in the historical basis of the subsidiary` and the estimated fair value of that interest was recorded as a liability to noncontrolling interest and a reduction in additional paid-in-capital.  Any changes to the estimated fair value of the noncontrolling interest will be recorded as a corresponding change in additional paid-in-capital.  Additionally, interest expense ($155,000 and $376,000 for the nine months ended September 30, 2009 and 2008, respectively) has been accreted to the noncontrolling interest liability based on the discount rate used to calculate the fair value.

The following table summarizes the changes in the noncontrolling interest for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$6,300	$6,362
Noncontrolling interest in earnings of subsidiary	1,521	819
Accretion of interest on noncontrolling interest liability	155	376
Distributions to noncontrolling interest	(408)	--
Balance, end of period	$7,568	$7,557

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements may be found throughout this report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors”, section referenced below, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, contract backlog, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We use the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.

Forward-looking statements reflect our expectations as of the date of this report regarding future events, results or outcomes.  These expectations may or may not be realized.  Some of these expectations may be based upon assumptions or judgments that prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including the current recession, reductions in federal, state and local government funding for infrastructure and changes in those governments' budgets, practices, laws and regulations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

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

•
cost escalations associated with our fixed-unit-price contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

•	the presence of competitors with greater financial resources or lower margin requirements, and the impact of competitive bidders on our ability to obtain new backlog at margins acceptable to us;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration; and

•	instability of financial institutions, which could cause losses on our cash and cash equivalents and short-term investments.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates in one segment, heavy civil construction, through its subsidiaries that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing population markets in Texas, Nevada and other states where we see contracting opportunities.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, paving, pipe installation and asphalt and concrete placement.  We purchase the necessary materials for our contracts, perform approximately three-quarters of the work required by our contracts with our own crews, and generally engage subcontractors only for ancillary services.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Material Changes in Financial Condition

At September 30, 2009, there had been no material changes in the Company’s financial condition since December 31, 2008, as discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Backlog
At the end of the third quarter of the current year, our backlog of construction projects was $371 million, as compared to $344 million at June 30, 2009 and $511 million of backlog at September 30, 2008. We were awarded or were the apparent low bidder on $242 million of new contracts in the first nine months of 2009, including $131 million in the third quarter of 2009, compared to $366 million of new contracts in the first nine month of 2008.  Our contracts are typically completed in 12 to 36 months.  At September 30, 2009, there was $51 million of backlog where we were the apparent low bidder, but had not been formally awarded the contract.  Historically, subsequent non-awards of such low bids have not materially affected our backlog or financial condition.

During the last quarter of 2008 and the first nine months of 2009, the bidding environment in our markets has been much more competitive because of the following:

•
While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets, has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•	Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  Also, the federal government has not renewed the SAFETEA-LU bill, which expired September 30, 2009 and provided states with substantial funding for transportation infrastructure projects.  Because the SAFETEA-LU bill expired, the federal government rescinded a portion of the funding previously committed to be provided to states in 2009.  At the present time, federal financial assistance is on a month-to-month basis.  Reduced federal funding, assuming it continues, will negatively impact the States' highway and bridge construction expenditures for 2010.  We are unable to predict when or on what terms the federal government might renew the SAFETEA-LU Bill or enact other similar legislation.

Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

These and other factors have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at September 30, 2009 and the lower anticipated margin bid on some projects the Company has recently been awarded and expects to start work on in 2010, we anticipate that the Company’s revenues and net income attributable to common stockholders for 2010 will be below, and could be substantially below, the results we expect to achieve for 2009.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels.  However, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in a sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

Due to the lack of visibility in market and funding conditions for 2010 in the construction industry, and as many other public companies have done, we have decided not to issue guidance for 2010.

See Our Markets on page 18 of this report for a more detailed discussion of our markets and their funding sources.

Results of Operations

Three and nine months ended September 30, 2009 compared with three and nine months ended September 30, 2008

	Three months ended September 30,			Nine months ended September 30,
(dollar amounts in thousands) (unaudited):	2009	2008	% change	2009	2008	% change

Revenues	$103,929	$114,148	(9.0%)	$319,170	$305,802	4.4%
Gross profit	16,542	12,572	31.6%	46,932	32,413	44.8%
Gross margin	15.9%	11.0%	44.5%	14.7%	10.6%	38.7%
General, administrative and other expenses	(3,578)	(3,140)	13.9%	(10,566)	(10,131)	4.3%
Operating income	12,964	9,432	37.4%	36,366	22,282	63.2%
Operating margin	12.5%	8.3%	50.6%	11.4%	7.3%	56.2%
Interest income, net	77	159	(51.6%)	252	387	(34.9%)
Income before taxes and earnings attributable to the noncontrolling interest	13,041	9,591	36.0%	36,618	22,669	61.5%
Income taxes	(4,214)	(3,245)	29.9%	(12,154)	(7,616)	59.6%
Net income attributable to the noncontrolling interest in earnings of subsidiary	(735)	(368)	99.7%	(1,521)	(819)	85.7%
Net income attributable to Sterling common stockholders	$8,092	$5,978	35.4%	$22,943	$14,234	61.2%

Revenues
Revenues increased $13.4 million in the nine months ended September 30, 2009 but decreased $10.2 million for the quarter ending September 30, 2009 over the comparable periods in 2008. The increase in revenue was primarily due to a higher level of crew and equipment resources utilized in the first two quarters of 2009 than in 2008 and better weather in the first nine months of 2009 than 2008.  The better weather allowed our crews and equipment to work more productively during 2009 and make more progress towards completion of our contracts than in the comparable 2008 period.

During the third quarter of 2009, we began to reduce the number of our crews as a result of completing certain projects without a comparable increase in backlog.  At September 30, 2009, our employees totaled 1,050 versus 1,172 at June 30, 2009.  The lower crew level and equipment utilization in the third quarter of 2009 resulted in lower revenues in that quarter.

While revenues increased during the first nine months of 2009, we anticipate that our full year revenues for 2009 will be lower than our revenues for 2008. The results of our bidding efforts in the fourth quarter of 2009 will affect our revenues and net income for 2010.

Gross profit
During 2008 and 2009, we have had as many as 60 contracts-in-progress at any one time, of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion. At September 30, 2009, our contracts were on average at a more advanced stage of completion than were those in progress at the comparable 2008 period end.

The increases in gross profit of $4.0 million and $14.5 million for the third quarter and nine months ended September 30, 2009 over the comparable periods in 2008 were due to better execution on contracts-in-progress, and, as discussed above, differences in the mix in the stage of completion and profitability of contracts at September 30, 2009 compared to September 30, 2008.  The gross margins of 15.9% and 14.7% in the 2009 periods are not expected to be indicative of the gross margins that the Company will achieve in subsequent periods in 2009 and 2010.  Because of the unusually high gross profit margin achieved in the first nine months of 2009 and barring unforeseen events, we do expect net income and diluted net income per common share to exceed our previously announced full year 2009 guidance.

General and administrative expenses, net of other income
General and administrative expenses, net of other income, increased by $438,000 in the third quarter of 2009 from 2008 and increased $435,000 for the nine months ended September 30, 2009 over the comparable period in 2008.  The primary reasons for the higher G&A during the three and nine months ended September 30, 2009 versus the comparable periods in 2008 were increases in compensation, related payroll expense and professional fees, partially offset by lower G&A-type depreciation and business promotion expenses.  As a percent of revenues, G&A, net of other income, was 3.4% and 3.3% for the three and nine months ended September 30, 2009, respectively, versus 2.8%, and 3.3% of revenues for the comparable three and nine month periods in 2008.  General and administrative expenses and other income do not vary directly with the volume of work performed on contracts.

Income taxes
Our effective income tax rates for the third quarter of 2009 and nine months ended September 30, 2009 were 32.3% and 33.2%, respectively, as compared to 33.8% for the third quarter of 2008 and 33.6% for the nine months ended September 30, 2008, and varied from the statutory rate as a result of various permanent differences, including the portion of earnings of a subsidiary taxed to the noncontrolling interest owner and production tax credit offset by the Texas franchise tax.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2009 and 2008 (in thousands) (unaudited):

	Nine months ended September 30
	2009	2008
Cash and cash equivalents at end of period	$62,239	$62,094
Net cash provided by (used in):
Operating activities	43,032	18,929
Investing activities	(20,870)	(32,946)
Financing activities	(15,228)	(4,538)
Increase (decrease) in cash and cash equivalents	$6,934	$(18,555)

Capital expenditures	$4,392	$16,972
Working capital at end of period	$115,778	$93,561

Operating Activities

Significant non-cash items included in operating activities are:

·	depreciation and amortization, which for the first nine months of the current year totaled $10.3 million, an increase of $0.6 million from last year, as a result of the increase in the size of our construction fleet in 2008; and`
·	deferred tax expense of $5.0 million in 2009 versus $6.3 million in 2008, mainly attributable to accelerated depreciation methods used on equipment and amortization of goodwill for tax purposes.

Besides net income of $22.9 million and the non-cash items discussed above, significant components of cash flow are as follows:

·	contracts receivable and costs and estimated earnings in excess of billings increased by $4.5 million in the first nine months of 2009 due in part to the increase in revenues of $13.4 million, and in part due to the timing of billings on certain contracts, as compared to an increase of $17.1 million in those accounts in 2008;
•
billings in excess of costs and estimated earnings on uncompleted contracts increased $2.6 million as of September 30, 2009, versus a decrease of $0.2 million as of September 30, 2008, reflecting reductions in mobilization billings as more contracts had progressed towards completion;

•
accounts payable increased by $1.4 million in the first nine months of 2009 as compared to an increase of $3.3 million in the comparable period of 2008 as a result of the timing of payments to vendors and

•
changes in other current assets and liabilities resulted in an increase in operating cash flows of $3.0 million for the first nine months of 2009 primarily due to a decrease in prepaid taxes and higher accruals for compensation and job related expenses partially offset by a reduction in the workers compensation accrual.

Investing activities

Expenditures for equipment and office and shop facilities totaled $4.4 million in the first nine months of 2009, compared with a total of $17.0 million of property and equipment purchases in the same period last year.  Capital equipment is acquired as needed to support backlog and to replace retiring equipment.  We plan to continue the replacement of equipment over the remainder of the year as required.  The decrease in capital expenditures in the first nine months of 2009 was principally due to management's cautious view regarding certain of the Company's markets and current economic uncertainties.  Unless such facts change, management expects capital expenditures in 2009 to be less than in 2008.

Also during the nine months ended September 30, 2009 and 2008, the Company had net purchases of short-term securities of $16.5 million and $17.3 million, respectively.

Financing activities

Financing activities in the first nine months of 2009 and 2008 primarily reflect a net reduction of $15.0 million and $5.0 million, respectively, in borrowings under our $75.0 million Credit Facility.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

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

As of September 30, 2009, we had working capital of $115.8  million, an increase of $20.7 million over December 31, 2008.  Working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer duration projects.  The increase in working capital was primarily the result of net income of $22.9 million plus depreciation and deferred tax expense totaling $15.4 million reduced by purchases of property and equipment of $4.4 million and net repayment of debt of $15.0 million.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity.  Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital.

Sources of Capital

In addition to our available cash, cash equivalents and short-term investments balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank and its other syndicate members to finance our capital expenditures and working capital needs.

The Credit Facility, which is due in 2012, allows for borrowings of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2009, the aggregate borrowings outstanding under the Credit Facility were $40.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was therefore $33.2 million at September 30, 2009 without violating any of the financial covenants discussed in the next paragraph.

The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility.  At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The average interest rate on funds borrowed under the Credit Facility during the three months and nine months ended September 30, 2009 was approximately 3.25%.  The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses.   We were in compliance with all of these covenants at September 30, 2009 and, currently, we do not anticipate any problem with complying with these covenants.

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

See the "Forward Looking Statements" and "Backlog" above in this Item No. 2 for further information regarding factors that could adversely affect our Liquidity or Sources of Capital.

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

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Our Markets

We operate in the heavy civil construction segment specializing in transportation and water infrastructure projects, which we pursue in Texas, Nevada and other states where we see contracting opportunities.  In July, 2009, the Company was the successful bidder for a project in Hawaii on which we will begin work in the fourth quarter of 2009.  We have also bid on construction projects in California, but have not been awarded any such projects in that state.

Demand for transportation and water infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on federal, state and local governmental resources, budgets and authorizations.

According to 2008 U.S. Census Bureau information, Texas is the second largest state in population in the U.S. with 24.3 million people and a population growth of 17% since 2000, approximately twice the 8% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas and we have field offices serving the areas in which each of them is located.  Nevada had even more rapid growth according to 2008 U.S. Census Bureau information, with the state’s population expanding 30% since 2000 to 2.6 million people in 2008.  Texas and Nevada are projected to have populations of over 36 million and 5 million, respectively, by the year 2030.

Our highway and bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $286 billion for transportation spending through 2009.  The USDOT budget under SAFETEA-LU for the Federal-Aid Highways Program was $39.4 billion of federal financial assistance to the states for 2009 versus $41.2 billion for 2008 and $38.0 billion for 2007.  Federal highway gasoline taxes used to fund SAFETEA-LU were less than budgeted for the fiscal year ended September 30, 2009.  A successor federal funding program has not yet been passed by Congress.  Because the SAFETEA-LU bill expired, the federal government rescinded a portion of the funding previously committed to be provided in 2009.  At the present time, federal financial assistance is on a month-to-month basis.  Reduced federal funding, assuming it continues, will negatively impact the states' highway and bridge construction expenditures for 2010.  We are unable to predict when or on what terms the federal government might renew the SAFETEA-LU Bill or enact other similar legislation.

On February 17, 2009 the American Recovery and Reinvestment Act ("economic-stimulus legislation") was enacted by the federal government that authorizes $26.7 billion for highway and bridge construction.  A significant portion of these funds are to be used for ready-to-go, quick spending highway projects for which contracts can be awarded quickly.  The highway funds apportioned to Texas and Nevada approximated $2.4 billion under the economic-stimulus legislation and the majority of such amount will be expended in 2009 through 2011.  State contract awards for highway and bridge construction under the economic-stimulus legislation has to date been less than anticipated.

In January, 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas.  The report stated that "With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas' projected growth and prosperity."  The report further indicated that Texas needs to spend approximately $313.0 billion (in 2008 dollars) over the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, to improve congestion/safety on urban highways, partial connectivity on its rural highways, and to replace bridges.

The 2009 TXDOT budget for transportation construction projects was approximately $3.7 billion, including stimulus funds, (final expenditures are not yet available), versus expenditures of approximately $2.1 billion in 2008 and expenditures of $2.7 billion in 2007.

In July, 2009, the Texas Legislature passed the 2010-11 biennium budget for TXDOT, which included an aggregate of $8.4 billion for construction of highways and bridges for the fiscal years ending August 31, 2010 and 2011.  Included in the appropriation is $1.6 billion of federal economic-stimulus funds. Also included in the budget is $1.9 billion from the sale of proposition 12 general obligation bonds of $5.0 billion approved by Texas Voters in November 2007.  The State is also authorized to sell an additional $1.0 billion of these bonds for a revolving fund to be loaned by TXDOT to cities, counties and other parties for the construction of highways and bridges.  Upon the repayment or sale of these loans, TXDOT may loan the repayment/sales proceeds to similar parties for construction of additional highways and bridges.

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

The City of San Antonio has adopted a six-year capital improvement plan for 2009 through 2014, which includes $415 million for streets and $228 million for drainage. The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007.  San Antonio's budget for such projects was $230 million for 2009 and is $290 for 2010.

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

During the last quarter of 2008 and the first nine months of 2009, the bidding environment in our markets has been much more competitive because of the following:

·
While our business does not include residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•	Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected which are the primary funding sources for construction of highways and bridges.  Also, as discussed above, the federal government has not renewed the SAFETEA-LU bill, which expired September 30, 2009 and provided states with substantial funding for transportation infrastructure projects and is currently providing reduced federal financial assistance to the States on a month-to-month basis.  Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

These and other factors have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at September 30, 2009 and the lower anticipated margin bid on some projects the Company has recently been awarded and expects to start work on in 2010, we anticipate that the Company's revenues and net income attributable to common stockholders will be below, and could be substantially below, the results we expect to achieve for 2009.

While the bidding climate varies by locality, we continue to bid projects that fit our expertise and current criteria for potential revenues and gross margins after giving consideration to resource utilization, degree of difficulty in the projects, amount of subcontracts and materials and project competition. We do expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels; however, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in a sound financial condition and has management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  At September 30, 2009, $40 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2009, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $6,000 in the first nine months of 2009.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool.  We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations.  For the nine months ended September 30, 2009, the Company had a realized gain of $141,000 on these securities and an unrealized gain of $133,000.  We will continue to evaluate this strategy and may increase or decrease our investment in these securities depending on our forecast of the diesel fuel market and our operational considerations.  There can be no assurance that this strategy will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2009 to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:           November 9, 2009                            By: /s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:           November 9, 2009                            By: /s/ James H. Allen, Jr.
James H. Allen, Jr.
Senior Vice-President and Chief Financial Officer