Form 10-K
period 2009-12-31
STERLING CONSTRUCTION CO INC
filed 2010-03-15
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2009
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________________________________________
Commission file number 1-31993
STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)
20810 Fernbush Lane Houston, Texas (Address of principal executive offices)	77073 (Zip Code)
Registrant's telephone number, including area code (281) 821-9091
Securities registered pursuant to Section 12(b) of the Act: Title of each class Common Stock, $0.01 par value per share (Title of Class)	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [√] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [√] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). [  ] Yes  [  ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [ ]

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2009: $228,573,765.
At March 2, 2010, the registrant had 16,083,038 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2010 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc.
Annual Report on Form 10-K

_______________________________________

PART I		3
	Cautionary Comment Regarding Forward-Looking Statements	3
Item 1.	Business	4
	Access to the Company's Filings	4
	Overview of the Company's Business	4
	Our Business Strategy	5
	Our Markets	6
Item 1A.	Risk Factors	14
	Risks Relating to Our Business	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Reserved	23
PART II		23
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
	Dividend Policy	24
	Equity Compensation Plan Information	24
	Performance Graph	24
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	26
	Results of Operation	28
	Historical Cash Flows	33
	Liquidity	34
	Sources of Capital	35
	Off-Balance Sheet Arrangements	37
	New Accounting Pronouncements	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	39
	Evaluation of Disclosure Controls and Procedures	39
	Management's Report on Internal Control over Financial Reporting	39
	Changes in Internal Control over Financial Reporting	39
	Inherent Limitations on Effectiveness of Controls	39
Item 9B.	Other Information	39
PART III		40
Item 10.	Directors and Executive Officers of the Registrant	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accounting Fees and Services	40
PART IV		41
Item 15.	Exhibits, Financial Statements and Schedules	41
	Financial Statements	41
	Exhibits	42
SIGNATURES		43

PART I

Cautionary Comment Regarding Forward-Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operation" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future, " "intend," "may," "plan," "potential," "predict," "project," "should, " "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

Forward-looking statements reflect our current expectations as of the date of this report regarding future events, results or outcomes.  These expectations may or may not be realized.  Some of these expectations may be based upon assumptions or judgments that prove to be incorrect.  In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including the current recession, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’ and subcontractors failure to perform;

•
the effects of estimates inherent in our percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

•
cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, and cost escalations associated with subcontractors and labor;

•	our dependence on a few significant customers;

•
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

•
the presence of competitors with greater financial resources or lower margin requirements, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	the current instability of financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;

•	adverse economic conditions in our markets in Texas, Utah and Nevada; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.

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

Overview of the Company's Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now operated by our subsidiaries, Texas Sterling Construction Co., a Delaware corporation, or "TSC", Road and Highway Builders, LLC, a Nevada limited liability company, or "RHB", Road and Highway Builders Inc. a Nevada corporation, or "RHB Inc", Road and Highway Builders of California, Inc., a California corporation or "RHB Cal" and Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company or “RLW”.  The terms "Company", "Sterling", and "we" refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company.

Sterling is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure.  Transportation infrastructure projects include highways, roads, bridges, light rail and commuter rail.  Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregates operations. Sterling performs the majority of the work required by its contracts with its own crews and equipment.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment and one reporting unit component, heavy civil construction.  In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Sterling has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets.  It also involves strategically expanding operations, either by establishing a branch office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.  Sterling extended both its service profile and its geographic market reach with the 2007 acquisition of RHB, a Nevada construction company, and the 2009 acquisition of RLW, a Utah construction company.

Sterling operates in Texas, Utah and Nevada, states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.   The Company also has a highway construction contract in Hawaii.  From 2000 to 2008, the populations of Texas, Utah and Nevada grew 17%, 23% and 30%, respectively, compared to approximately 8% for the national average. Spending on highways and bridges in 2010 is budgeted or proposed at approximately $3.8 billion by the Texas Department of Transportation, or TXDOT, at approximately $600 million by the Utah Department of Transportation, or UDOT, and between $300 and $400 million by the Nevada Department of Transportation, or NDOT.  Management anticipates that continued population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

 On December 3, 2009, we completed the acquisition of privately-owned Ralph L. Wadsworth Construction Company, LLC, or RLW, which is headquartered in Draper, Utah, near Salt Lake City. RLW is a heavy civil construction business focused on the construction of bridges and other structures, roads and highways, and light and commuter rail projects, primarily in Utah, with licenses to do business in surrounding states. We paid approximately $63.9 million to acquire 80% of the equity interests in RLW, and, in 2013, we have the option to purchase, and the RLW sellers could require us to purchase, the remaining 20% of RLW.

RLW’s largest customer is UDOT, which is responsible for planning, constructing, operating and maintaining the more than 6,000 miles of highway and over 1,700 bridges that make up the Utah state highway system. RLW strives to provide efficient, timely and profitable execution of construction projects, with a particular emphasis on structures and innovative construction methods. RLW has significant experience in obtaining and profitably executing “design-build” and “CM/GC” (construction manager/general contractor) projects. We believe that design-build, CM/GC and other alternative project delivery methods are increasingly being used by public sector customers as alternatives to the traditional fixed unit price low bid process. Approximately 91.2% of RLW’s backlog at December 31, 2009 was attributable to design-build and CM/GC projects. Since its founding in 1975, RLW has experienced profitable growth, capitalizing on high-quality execution of projects and strong customer relationships.

We acquired RLW for a number of reasons, including opportunities to:

•	Expand on RLW’s significant experience in design-build, CM/GC and other project delivery methods.

•	Utilize RLW’s significant structural construction expertise.

•	Expand into an attractive market with good long-term growth dynamics.

•	Complement our existing market locations and advance our strategy of geographical diversification.

•	Partner with a strong and innovative management team with a similar corporate culture.

•	Benefit from RLW’s strong financial results and immediate accretion to our earnings per share.

Our Business Strategy.

Key features of our business strategy include:

Continue to Add Construction Capabilities.  By adding capabilities that augment our core contracting and construction competencies, we are able to improve gross margin opportunities, and more effectively compete for contracts that might not otherwise be available to us.

Expand into Attractive New Markets and Selectively Pursue Strategic Acquisitions.  We will continue to seek to identify attractive new markets and opportunities in select western, southwestern and southeastern U.S. areas. We will also continue to assess opportunities to extend our service capabilities and expand our markets through acquisitions.

Apply Core Competencies Across our Markets.  We will seek to capitalize on opportunities to export our Texas experience constructing water infrastructure projects and our Nevada earthmoving, aggregates and asphalt paving experience into Utah markets. Similarly, we believe that RLW’s experience with design-build, CM/GC and other alternative project delivery methods in Utah can enhance opportunities for us in our Texas and Nevada markets.

Increase our Market Leadership in our Core Markets.  We have a strong presence in a number of markets in Texas, Utah and Nevada and intend to expand our presence in these states and other states where we believe contracting opportunities exist.

Position our Business for Future Infrastructure Spending. As evidenced by the federal government's recently enacted economic stimulus legislation, we believe there is a growing awareness of the need to build, reconstruct and repair our country’s infrastructure, including transportation infrastructure, such as bridges, highways, and mass transit systems and water infrastructure, such as water, wastewater and storm drainage systems.  We will continue to build our expertise to capture this infrastructure spending.

Continue to Attract, Retain and Develop our Employees.  We believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets.

We operate in the heavy civil construction segment, specializing in transportation and water infrastructure projects, which we pursue in Texas, Utah, Nevada and other states where we see contracting opportunities. In July 2009, we were also the successful bidder for a project in Hawaii on which we began work in the fourth quarter of 2009. RLW has also completed construction projects in Idaho, Wyoming and Arizona. We have also bid on construction projects in California but have not been awarded any such projects in that state.

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

Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2009 and the lower anticipated margin bid on some projects that we have recently been awarded and expect to start work on in 2010, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

State Highway Markets

According to 2008 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 24.3 million people and a population growth of 17% from 2000 to 2008, approximately twice the 8% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of them is located. Utah, with a population of 2.7 million in 2008, was the third fastest growing state from 2000 to 2008, with an increase of 23%. Nevada had even more rapid growth, with the state’s population expanding 30% from 2.0 million to 2.6 million people in 2008. Texas, Utah and Nevada are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million and 4 million, respectively, by 2030.

According to a report prepared by FMI Corporation, a consulting firm specializing in the Construction industry, U.S. highway infrastructure spending is estimated to increase by 5.4% in 2010 and 5.1% in 2011, and U.S. water infrastructure spending is estimated to increase by 2.8% in 2010 and 3.6% in 2011.

Our highway and related bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009. The U.S. Department of Transportation budgeted $39.4 billion under SAFETEA-LU for federal highway financial assistance to the states for 2009 versus $37.4 billion for 2008 and $35.2 billion for 2007. Federal highway gasoline and other highway related tax revenues used to fund SAFETEA-LU were $7.5 billion less than expended for the federal government’s fiscal year ended September 30, 2009. A successor federal funding program has not been passed by the U.S. Congress, although there is a bill pending before the U.S. House of Representatives that proposes spending of $450 billion over six years on federal transportation projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending interim financial assistance for 2010 on a month-to-month basis, most recently through March 28, 2010, at approximately 70% of the prior year SAFETEA-LU levels. Reductions in federal funding may negatively impact the states’ highway and bridge construction expenditures for 2010. The budget proposed by President Obama for fiscal 2011 includes $41.4 billion for federal-aid for highways with approximately $20 billion being transferred from the general fund to offset the expected shortfall from federal gasoline and other highway related taxes.  At the end of the third quarter of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, they have not yet been resolved and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill, enact the proposed budget or enact other similar legislation.

In February 2009, the American Recovery and Reinvestment Act, or federal economic-stimulus legislation, was enacted by the federal government that authorizes $26.7 billion for highway and bridge construction. A significant portion of these funds are to be used for ready-to-go, quick spending highway projects for which contracts can be awarded quickly. The highway funds apportioned to Texas, Utah and Nevada approximated $2.7 billion under the federal economic-stimulus legislation, and the majority of such amount will be expended in 2009 through 2011. State awards for highway and bridge construction under the federal economic-stimulus legislation through October 2009 were less than anticipated. In January 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas. The report stated that “With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas’ projected growth and prosperity.” The report further indicated that Texas needs to spend approximately $313.0 billion (in 2008 dollars) over the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, to improve congestion/safety and partial connectivity on its rural highways, and to replace bridges.

In 2007, the voters of the State of Texas approved $5.0 billion for highway construction to be repaid out of the State's general funds and the budget for the biennium 2010-2011 includes $1.9 billion of proceeds from these bonds.  The estimated 2010 TXDOT lettings (contract awards) for transportation construction projects are $3.8 billion, including stimulus funds and the portion of the general obligation bonds discussed above versus approximately $3.5 billion of lettings in 2009 including stimulus funds.

Texas is also authorized to sell an additional $1.0 billion of the general obligation bonds for a revolving fund to be loaned by TXDOT to cities, counties and other parties for the construction of highways and bridges. Upon the repayment or sale of these loans, TXDOT may loan the repayment/sales proceeds to similar parties for construction of additional highways and bridges. In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities.

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion; the Utah Governor’s recommendation for such spending in 2010 is approximately $600  million compared to approximately $700 million recommended in 2009 and $1.3 billion expended in 2008. According to a report prepared by FMI Corporation, a construction industry consulting firm, road and bridge construction expenditures in Utah are estimated to gradually increase in the three years after 2010.

Transportation construction expenditures as reported by NDOT totaled $447 million in 2008. Based on press statements by officials of NDOT, we estimate NDOT expenditures in 2009 and 2010 will be between $300 million and $400 million in each of those fiscal years, including economic-stimulus funds.

Municipal Markets

Our water and wastewater, underground utility, light and commuter rail and non-highway paving work is generally funded by municipalities and other local authorities. While the size and growth rates of these markets are difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budgets, management estimates that the municipal markets in Texas and Nevada together funded in excess of $1.0 billion of such projects during 2009. Two of the many municipalities that we perform work for are discussed below.

The City of Houston’s estimated expenditures for 2009 on storm drainage, street and traffic, waste water and water capital improvements were $538 million. The 2010 Capital Improvement Plan includes $517 million in 2010 and $507 million in 2011 for transportation and water infrastructure projects.

The City of San Antonio has adopted a six-year capital improvement plan for 2009 through 2014, which includes $415 million for streets and $228 million for drainage. The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007. San Antonio’s budget for such projects was $230 million for 2009 and is $290 million for 2010.

We also do work for other cities, counties, business area redevelopment authorities and regional water authorities in Texas, which have substantial water and transportation infrastructure spending budgets.

In addition, while we currently have no municipal contracts in the City of Las Vegas, that City’s final budget for roads, flood projects and street rehabilitation is $289 million in 2010. Management believes that there will be opportunities for Sterling to bid on and obtain municipal work in Las Vegas as well as Reno and Carson City and Salt Lake City, Utah.

Our Customers

We are headquartered in Houston, and we serve the top markets in Texas, including Houston, San Antonio, Austin and Dallas/Fort Worth. We expanded our operations into Nevada in 2007 and into Utah in December 2009, in each case by acquiring a strong and profitable company with a well-established market presence and ties to customers in the state.

Although we occasionally undertake contracts for private customers, the vast majority of our revenues are attributable to work for public sector customers. In Texas, these customers include TXDOT, county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas (or Metro), the Harris County Toll Road Authority, North Texas Transit Authority (or NTTA), regional transit and water authorities, port authorities, school districts and municipal utility districts. In Utah, our public sector customers include UDOT and the Utah Transit Authority. In Nevada, our primary public sector customer has been NDOT. In 2009, state highway and related bridge work in Texas and Nevada accounted for 58% of our consolidated revenues, compared with 68% in 2008 and 68% in 2007 (in each case excluding RLW work).

In 2009, contracts with TXDOT represented 20.9% of our revenues, contracts with NDOT represented 23.6% of our revenues and contracts with NTTA accounted for 13.4% of our revenues.  For the year 2009, contracts with UDOT represented 72.9% of RLW’s revenues, and other public sector revenue generated in Utah represented 24.0% of RLW’s revenues. We generally provide services to these customers pursuant to contracts awarded through competitive bidding processes.

In Texas, our municipal customers in 2009 included the City of Houston (8.7% of our 2009 revenues), City of San Antonio (5.6% of our 2009 revenues) and Harris County, Texas (4.8% of our 2009 revenues). In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston, and RLW has completed light and commuter rail infrastructure projects in Utah. We anticipate that expenditures in the Cities of Houston and San Antonio for road, rail and water infrastructure projects will continue to increase due to these metropolitan areas’ steady gain in population through migration of new residents, the annexation of surrounding communities and the continuing programs to expand storm water and flood control systems and deliver water to suburban communities. We believe that similar municipal civil construction opportunities are available in the Salt Lake City, Las Vegas and Reno areas.  We provide services to our municipal customers exclusively pursuant to contracts awarded through competitive bidding processes.

Competition

Our competitors include companies that we bid against for construction contracts and compete against for short listings, mandates and joint ventures. We have many competitors of different sizes in the Texas, Utah and Nevada markets that we primarily serve, and they include large national and regional construction companies as well as many smaller contractors. Historically, the construction business has not typically required large amounts of capital for smaller contracts, which can result in relative ease of market entry for companies possessing acceptable qualifications.

Factors influencing our competitiveness include price, our reputation for quality, our innovativeness, our equipment fleet, our financial strength, our surety bonding capacity and prequalifications, our knowledge of local markets and conditions, our project management and estimating abilities, our customer relationships, our marketing abilities, our ability to enter into strategic relationships with other contractors and our ability to perform many aspects of each project. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete in the markets in which we operate on the basis of the foregoing factors.

We are unable to determine the size of many competitors because they are privately owned, but we believe that we are one of the larger participants in our Texas markets and one of the largest contractors in Houston and San Antonio engaged in municipal civil construction work. We believe that being a municipal civil market contractor provides us with several advantages in the Houston and San Antonio markets, including greater flexibility to manage our backlog in order to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services than otherwise would be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have the experienced workforce to handle many types of municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.

In Utah, RLW has been competitive, in part, because of successful marketing efforts, design-build and CM/GC capabilities and development of innovative methods for completing projects. Competition for design-build projects is not totally focused on cost factors but is also significantly dependent on successful marketing efforts, reputation, quality of designs and aesthetics. We believe that we were one of the first construction companies to utilize accelerated bridge construction technology to build bridges offsite, move them to their location, and complete their installation in a short period of time in order to minimize mobility disruptions. In Nevada, we believe that we are a leading asphalt paving contractor on suburban and rural highway projects.

In the state highway markets, most of our competitors are large national and regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water. However those competitors, particularly in Texas, often have the disadvantage of having to use a temporary, local workforce to complete each of their state highway contracts. In contrast, we have a permanent workforce who performs our state highway contracts in Texas; however, we do rely on a temporary, unionized workforce for performance of a portion of our state highway contracts in Nevada and some seasonal workers in Utah.

During the last quarter of 2008, throughout the year 2009 and continuing into the first quarter of 2010, the bidding environment in our markets has been much more competitive. While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets. Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs, again sometimes at bid prices below our breakeven pricing. These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Backlog

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. We deduct from backlog the revenues earned on each project during the applicable fiscal period. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2009, our backlog of $647 million included approximately $79 million of expected revenues for which the contracts had not yet been officially awarded or finalized as to price. Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. See the section below entitled “— Contracts — Contract Management Process.”

Construction Delivery Methods

Alternative construction delivery methods describe different contractual and responsibility relationships among the owner, the builder and the designer of a project. There are three primary construction delivery methods: design-bid-build, design-build and construction management.

The traditional method by which most of our projects have historically been completed is design-bid-build. Under this type of construction delivery, the owner hires a design engineer to design the project and then solicits bids from construction firms and typically awards the contract to build the pre-designed project to the lowest qualifying bidder. The contractor to whom the project is awarded becomes the general contractor and is responsible for completing the project in accordance with the owner’s designs using the contractor’s own employees or resources, or subcontractors. Projects under this method are typically fixed unit prices contracts.

Design-build is increasingly being used by public entities as a method of project delivery. Unlike traditional projects where the owner first hires a design firm or designs a project itself and then puts the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. The owner selects a builder who hires the design team as required and construction typically starts before the design is complete. This project delivery method is typically undertaken through either fixed unit price contracts or lump sum contracts.

Construction management is a newer method of delivering a project whereby a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. The owner of the project typically hires the contractor as a construction manager early in the design phase of the project. The construction manager works with the design team to help ensure that the design is something that can in fact be built within the owner’s desired cost and other parameters and that the ultimate construction contractor will be able to understand the design drawings and specifications. There are two basic types of construction management: construction manager as advisor and construction manager at risk. In the construction manager as advisor variation, the construction manager acts as a technical consultant to the owner of the project and has no legal responsibility for the performance of the actual construction work. In the construction manager at risk variation, the construction manager becomes the prime contractor during the construction phase and awards subcontracts for portions of the work to be performed or performs the work itself. We more typically are a construction manager at risk through a construction manager/general contractor (CM/GC) relationship. In either type of construction management process, portions of a project are often submitted for bid during the course of the construction manager relationship, with the construction manager bidding, and oftentimes having the first right to bid, on portions of the project.

Among other alternative project delivery methods, RLW’s expertise includes employing accelerated bridge construction methods, or “ABC”, an innovative technology being implemented by many of the departments of transportation in the U.S. today.  The use of ABC methods dramatically decrease bridge installation durations by a factor of months, thereby significantly reducing traffic delays and commuter fuel costs.  UDOT is working to adopt ABC as a standard for many future bridge reconstruction projects.  RLW has performed approximately 12 ABC bridge installations since 2008.

Using ABC, bridge structures are completely prefabricated off-site on temporary abutments and then transported to the installation site via Self-Propelled Modular Transporters (SPMT’s).  For example, in a typical ABC bridge installation, a three to six-million pound bridge is prefabricated completely off-site without any traffic delays.  The SPMT’s pick up, rotate and transport at one mile per hour the new bridge from the staging area to the installation site and position it on top of new pre-fabricated bridge abutments with usually less than an inch tolerance on each side of the bridge. The old bridge demolition and new bridge installation is performed within 24-48 hours, generally over a week-end, so that freeway traffic can reopen for Monday morning rush-hour traffic.

Contracts

Types of Contracts

We provide our services primarily by using traditional general contracting arrangements, including fixed unit price contracts, lump sum contracts and cost plus contracts.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete the contract for a fixed price per unit. These contracts are generally subject to negotiated change orders, frequently due to differences in site conditions from those initially anticipated. Some fixed unit price contracts provide for penalties, if the contract is not completed on time, or incentives, if it is completed ahead of schedule.

Under a lump sum contract, the contractor typically agrees to deliver a completed project in accordance with the contract’s requirements for a specific price, and the customer agrees to pay the price upon completion of the work or according to a negotiated payment schedule. In developing a lump sum bid, the contractor estimates the costs of labor, subcontracts and materials and adds an amount for overhead and profit. The amount of the profit may be increased based on the builder’s assessment of risk. If the actual costs of labor, subcontracts, materials and overhead are higher than the contractor’s estimate, the profit will be reduced or become a loss; if the actual costs are lower, the contractor gets more profit.

In a cost plus contract, the owner of a project generally agrees to pay the cost of all of the contractor’s labor, subcontracts and materials plus an amount for contractor overhead and profit (usually as a percentage of the labor, subcontracts and material cost). If actual costs are lower than the estimate, the owner benefits from the cost savings. If actual costs are higher than the estimate, the owner bears the economic burden of the additional costs.

Contract Management Process

We identify potential contracts from a variety of sources, including through subscriber services that notify us of contracts out for bid; through advertisements by federal, state and local governmental entities; through our business development efforts; through contacts at government agencies; and through meetings with other participants in the construction industry. After determining which contracts are available, we decide which contracts to pursue based on such factors as the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the size and makeup of our current backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, penalties or incentives and the type of contract.

As a condition to pursuing some contracts, we are required to complete a prequalification process with the applicable agency or customer. Some customers, such as TXDOT, NDOT and UDOT, require yearly prequalification, and other customers have experience requirements specific to the contract. The prequalification process generally limits bidders to those companies with the operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor availability and performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, our original bids for some contracts are based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, contract profitability can improve. Design-build projects carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. Design errors may result in higher than anticipated construction costs and additional liability to the contract owner. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

The estimating process for our traditional fixed unit price competitive bid contracts typically involves three phases. Initially, we consider the level of anticipated competition and our available resources for the prospective project. If we then decide to continue considering a project, we undertake the second phase of the contract process and spend up to six weeks performing a detailed review of the plans and specifications, summarizing the various types of work involved and related estimated quantities, determining the contract duration and schedule and highlighting the unique and riskier aspects of the contract. Concurrent with this process, we estimate the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the contract on time and in accordance with the plans and specifications. Substantially all of our estimates are made on a per-unit basis for each line item, with the typical contract containing 50 to 400 line items. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. This profit amount will vary according to management’s perception of the degree of difficulty of the contract, the current competitive climate and the size, availability of resources and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues, and risks, can be understood and addressed on a timely basis.

Although the factors described above are relevant in determining the appropriate amount bid, the contracting process is managed differently if the project is to be performed on a design-build basis or a CM/GC basis. For design-build projects for UDOT, we assemble a team that may include project managers, engineers, quality managers and surveyors, to learn about a project that we have identified as one on which we may desire to bid. For some projects with UDOT, pre-qualification for the project is required wherein we and the other contractors prepare a description of financial strengths, past experience on similar types of projects and the persons who will be on the project management and design team, after which, UDOT will usually set forth a short list of three to five contractors to respond to a request for proposal, generally within three months. Utilizing the limited design specifications provided by UDOT, we generally meet weekly over a two to three month period with design engineers to generate a bid containing quantities, prices, timing and a description of our approach for completing the project. UDOT then reviews the bids and selects the one that has the best value to price, and considers factors such as contractor qualifications, the time estimated to complete the project and the price bid.

For our UDOT CM/GC projects, UDOT typically sends out a request for proposal to general contractors for a project. UDOT scores each contractor that submits a bid based on the unit prices submitted for five to twenty items that comprise approximately 10% to 20% of the project design, the profit margin proposed, the experience of the contractor for similar types of projects, the contractor’s approach to completing the specific project and whether the contractor understands the CM/GC process. A committee reviews each bid and determines the best value winner to be the general contractor. If we are the winning general contractor, we work with UDOT and the engineer to design the project. As various phases of the project are designed, we usually submit bids to construct each phase of the project for which we are qualified. If our bid is within 5% of the cost estimates determined by UDOT and the engineer, then we will generally be awarded the contract for a particular phase; if there is more than a 10% difference, then UDOT negotiates with us on the appropriate contract price; and if those negotiations are not successful, then UDOT can terminate our contract.

To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we generally obtain firm price quotations from our suppliers and subcontractors, except for fuel and trucking, before submitting a bid. For fixed unit price contracts, these quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided. For design-build and CM/GC projects, lump sum subcontracts are often executed with subcontractors.

During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule, and periodically prepare an updated estimate of total forecasted revenue, cost and expected profit for the contract.

During the normal course of most contracts, the customer, and sometimes the contractor, initiates modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications or design, method or manner of performance, facilities, materials, site conditions and the period for completion of the work. In many cases, final contract quantities may differ from those specified by the customer. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid in accordance with the normal change order provisions of the contract. We are often required to perform extra or change order work under our fixed unit price contracts as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of the work for a lengthy period of time until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestone dates.

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

We act as the prime contractor on the majority of the construction contracts that we undertake. We generally complete the majority of the work on our contracts with our own resources, and we typically subcontract only specialized activities, such as traffic control, electrical systems, signage, trucking and, in Utah, earthmoving. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of and prior experience with the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on some specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues in the past.

Joint Ventures

We participate in joint ventures with other large construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage or when the project is too large for us to obtain sufficient bonding. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria.

Under a joint venture agreement, one partner is typically designated as the sponsor. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others.

The joint venture’s contract with the project owner typically imposes joint and several liability on the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

Insurance and Bonding

All of our buildings and equipment are covered by insurance, at levels which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, all in amounts consistent with our risk of loss and industry practice. Except for RLW, which has workers compensation insurance, we self-insure our workers’ compensation and health claims subject to stop-loss insurance coverage.

As a normal part of the construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets as collateral for such obligation.

Government and Environmental Regulations

Our operations are subject to compliance with numerous regulatory requirements of federal, state and local agencies and authorities, including regulations concerning safety, wage and hour, and other labor issues, immigration controls, vehicle and equipment operations and other aspects of our business. For example, our construction operations are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws directed toward the protection of employees. In addition, most of our construction contracts are entered into with public authorities, and these contracts frequently impose additional governmental requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses.

All of our operations are also subject to federal, state and local laws and regulations relating to the environment, including those relating to discharges into air, water and land, climate change, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project in accordance with a plan approved in advance by the customer. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances.

CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the federal Environmental Protection Agency, or EPA, and, in some instances, third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

Solid wastes, which may include hazardous wastes, are subject to the requirements of the Federal Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, referred to as RCRA, and comparable state statutes. Although we do not generate solid waste, we occasionally dispose of solid waste on behalf of customers. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

Employees

As of December 31, 2009, on a combined basis Sterling, including RLW, had approximately 1,100 employees, including 25 project managers and approximately 75 superintendents. Of such employees, approximately 24 are headquarter's personnel located in Houston, with most of the others being field personnel. Of our Nevada employees, 16 were union members represented by three unions at December 31, 2009.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees who work on our contracts in Texas are a permanent part of our workforce, and we generally do not rely on temporary employees to complete these contracts. In contrast, many of our employees who work on our contracts in Utah and Nevada are seasonal employees. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

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

Risks Relating to Our Business.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

The majority of our revenues and backlog are derived from fixed unit price contracts. Some of our revenues are derived from lump sum contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price based on approved quantities irrespective of our actual costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. We realize a profit on our contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid or contract;

•	failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part.

Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, and we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

We may be unable to sustain our historical revenue growth rate and maintain our profitability.

Our revenue has grown rapidly in recent years. However, we may be unable to sustain these recent revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. Due to some of these factors, we currently anticipate that our net income and diluted earnings per share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results that we achieved in 2009. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses.

Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. The nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us. We are reliant upon contracts with TXDOT, UDOT and NDOT for a significant portion of our revenues.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected. In addition, the federal government has not renewed the SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending interim financial assistance on a month-to-month basis, most recently through the end of February 2010, at approximately 70% of the prior year SAFETEA-LU levels. Reductions in federal funding may negatively impact the states’ highway and bridge construction expenditures for 2010. We are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.

While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing. Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins and in some cases at bid levels below our break-even pricing in order to replenish their reduced backlogs. These conditions have increased competition and created downward pressure on bid prices in our markets. These and other factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have limited the profitability of new projects that we do obtain through successful bids. These adverse competitive trends may continue or worsen.

We operate in Texas, Utah, Nevada and to a small extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. The stagnant or depressed economy, to varying degrees, in Texas, Utah and Nevada have adversely affected, and could continue to adversely effect, our business and results of operations.

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

Our acquisition strategy involves a number of risks.

We intend to continue pursuing growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and enhance our ability to bid on larger contracts. However, we may be unable to implement this growth strategy if we cannot reach agreements for potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;

•	difficulties applying our expertise in one market into another market;

•	regulatory requirements that impose restrictions on bidding for certain projects because of historical operations by Sterling or the acquired company;

•	the key personnel, customers and project partners of the acquired company may terminate or diminish their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•
we may assume or be held liable for risks and liabilities (including for environmental-related costs and liabilities) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	we may not adequately anticipate competitive and other market factors applicable to the acquired company;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize cost savings or other financial benefits we anticipated.

Future acquisitions may require us to obtain additional equity or debt financing, as well as additional surety bonding capacity, which may not be available on terms acceptable to us or at all. Moreover, to the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

A majority of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build, CM/GC and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding contracts, in addition to cost. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some may have greater financial and other resources than we do. In addition, there are a number of national companies in our industry that are larger than we are and that, if they so desire, could establish a presence in our markets and compete with us for contracts.

In some markets where residential and commercial projects have significantly diminished, the bidding environment in our markets has been much more competitive as construction companies that lack available work in those markets have begun bidding on projects in our markets, sometimes at bid levels below our break-even pricing. In addition, traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, and in some cases at below our break-even pricing, in order to replenish their reduced backlogs. As a result, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer.

In addition, if the use of design-build, CM/GC and other alternative project delivery methods continues to increase and we are not able to further develop our capabilities and reputation in connection with these alternative delivery methods, we will be at a competitive disadvantage, which may have a material adverse effect on our financial position, results of operations, cash flows and prospects. If we are unable to compete successfully in our markets, our relative market share and profits could also be reduced.

Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We generally do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid, except for trucking arrangements needed for our Nevada operations. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts, except in Nevada where we source and produce most of the aggregates we use. We do not own or operate any quarries in Texas or Utah. We normally do not bid on contracts unless we have commitments from suppliers for the materials and subcontractors for certain of the services required to complete the contract and at prices that we have included in our bid, except for some aggregates we use in our Nevada construction projects. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and subcontractors for certain of the services, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials/services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

Diesel fuel and other petroleum-based products are utilized to operate the plants and equipment on which we rely to perform our construction contracts. In addition, our asphalt plants and suppliers use oil in combination with aggregates to produce asphalt used in our road and highway construction projects. Decreased supplies of such products relative to demand, unavailability of petroleum supplies due to refinery turnarounds, higher prices charged for petroleum based products and other factors can increase the cost of such products. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of such products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.

We may not accurately assess the quality, and we may not accurately estimate the quality, quantity, availability and cost, of aggregates we plan to produce, particularly for projects in rural areas of Nevada, which could have a material adverse effect on our results of operations.

Particularly for projects in rural areas of Nevada, we typically estimate the quality, quantity, availability and cost for anticipated aggregate sources that we have not previously used to produce aggregates, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. As a result, our failure to accurately assess the quality, quantity, availability and cost of aggregates could cause us to incur losses, which could materially adversely affect our results of operations.

We may not be able to fully realize the revenue anticipated by our reported backlog.

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. We deduct from backlog the revenues earned on each project during the applicable fiscal period. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and bonuses. Actual results may differ from the expectations and estimates we rely upon in determining backlog.

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

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes members of our management, project managers, estimators, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our management could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. If competition for these employees is intense, we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted.

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our operations, results of operations and financial condition.

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

Our contracts often require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

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

The design-build project delivery method subjects us to the risk of design errors and omissions.

In the event of a design error or omission causing damages with respect to one of our design-build projects, we could be liable. Although we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that they and we purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial position, results of operations and cash flows.

Adverse weather conditions may cause delays, which could slow completion of our contracts and negatively affect our revenues and cash flow.

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to Hurricanes Rita and Ike resulted in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. For example, during the fourth quarter of 2009, we experienced an above-average number of days of rainfall and cold weather across our Texas markets, which impeded our ability to work on construction projects and reduced our revenues and gross profit. During the late fall to early spring months of the year, our work on construction projects in Nevada and Utah may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.

It is generally very difficult to predict whether and when new contracts will be offered for tender, as these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

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

In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions, such as prolonged or intense periods of rain, snow, storms or flooding; delays in receiving material and equipment from suppliers and services from subcontractors; and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our operating results for current and future periods until the affected contracts are completed.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these joint projects depends upon managing the risks discussed in the various risks described in these “Risk Factors” and on whether our joint venture partners satisfy their contractual obligations.

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project.

In connection with acquisitions, including the RLW acquisition, certain counterparties to joint venture arrangements, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint venture arrangements or not enter into new arrangements. Any termination of a joint venture arrangement could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2009, approximately 20.9% of our revenue was generated from TXDOT, and approximately 23.6% of our revenue was generated from NDOT.  Approximately 72.9% of RLW’s revenue for the year 2009 was generated from UDOT. Similarly, our backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are TXDOT, which comprised 18.3% of our backlog and UDOT which comprised 36.2% of our backlog at December 31, 2009. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults by customers, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

As is customary in the construction business, we are required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding, and, as a result, to bid on new contracts, could have a material adverse effect on our future revenues and business prospects.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to the usual hazards associated with providing construction and related services on construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Except for RLW, which has workers compensation insurance, we self-insure our workers’ compensation and health claims, subject to stop-loss insurance coverage. We also maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, but we may nonetheless unknowingly employ illegal immigrants. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; impairment of long-term assets; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and stock-based compensation. Our actual results could differ from, and could require adjustments to, those estimates.

In particular, as is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue and total cost estimates are reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

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

If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially and adversely affected.

We had approximately $114.7 million of goodwill recorded on our consolidated balance sheet at December 31, 2009. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysis and investors could significantly reduce the market price of our common stock.  If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual review of our goodwill and intangible assets to determine if they have become impaired, which would require us to write down the impaired portion of these assets.  On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing.  If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially and adversely affected.

Item 1B.           Unresolved Staff Comments.

      None

Item 2.              Properties.

We own our headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land in Dallas and San Antonio on which we plan to construct offices and repair facilities. Pending completion of these offices, we lease office facilities in these locations. In order to complete most contracts in Texas, we lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, conduct concrete crushing and pugging operations, and provide offices for the contracting customer, its representatives and our employees.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and repair facilities in West Jordan City, Utah from entities owned by the non-controlling interest owners of RLW – see Note 14 to the accompanying financial statements.

For our Nevada operations, we lease office space in Reno, Nevada, and own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at a quarry in Carson City, Nevada. Unlike in Texas and Utah where we acquire aggregates from third-party suppliers, in Nevada, we generally source and produce our own aggregates, either from the Carson City quarry or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job. As in Texas and Utah, in order to complete most contracts in Nevada, we also lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, and provide offices for the contracting customer, its representatives and our employees.

Item 3.              Legal Proceedings.

We are and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. We regularly analyze current information about these proceedings and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected in the future to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Executive Officers of the Registrant

(At March 1, 2010)

The following is a list of the Company's four executive officers, their ages, positions, offices and the year they became executive officers and a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Patrick T. Manning (1)	64	Chairman & Chief Executive Officer	2001
Joseph P. Harper, Sr. (1)	64	President & Chief Operating Officer, Treasurer	2001
James H. Allen, Jr.	69	Senior Vice President & Chief Financial Officer	2007
Roger M. Barzun	68	Senior Vice President & General Counsel, Secretary	2006

(1) Member of the Board of Directors.

Each executive officer is elected by the Board of Directors and, subject to the terms of his employment agreement with the Company, holds office for such term as the Board of Directors may prescribe or until his death, disqualification, resignation or removal.

Messrs. Manning and Harper have been executive officers of the Company for more than the last five years and have been directors since 2001.

Mr. Allen spent approximately 30 years with Arthur Andersen & Co., including 19 years as an audit and business advisory partner and as head of the firm’s Houston office construction industry practice.  After being retired for several years, he became chief financial officer of a process chemical manufacturer and served in that position for over three years prior to joining the Company.  Mr. Allen is a certified public accountant.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other corporations from time to time on a part-time basis.  He is a member of the bar of New York and Massachusetts.

PART II

Item 4.	Reserved by the Securities and Exchange Comission

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..

The Company's common stock is traded on the NASDAQ Global Select Market ("NGS").  The table below shows the market high and low closing sales prices of the common stock for 2008 and 2009 by quarter and for the period from January 1, through February 28, 2010.

	High $	Low $
Year Ended December 31, 2008 First Quarter	21.84	16.37
Second Quarter	21.02	18.70
Third Quarter	20.80	16.16
Fourth Quarter	19.30	9.40
Year Ended December 31, 2009 First Quarter	19.69	14.01
Second Quarter	19.88	12.59
Third Quarter	18.25	14.48
Fourth Quarter	19.90	15.61
January 1 through February 28, 2010	20.99	17.64

On February 26, 2010, there were 1,165 holders of record of our common stock.

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

Equity Compensation Plan Information. Certain information about the Company's equity compensation plans is incorporated into Item 11. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company's proxy statement for its 2010 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each index at the end of 2004 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2004 ($)	December 2005 ($)	December 2006 ($)	December 2007 ($)	December 2008 ($)	December 2009 ($)
Sterling Construction Company, Inc.	100.00	324.28	419.27	420.42	357.03	368.79
Dow Jones US	100.00	106.32	122.88	130.26	81.85	105.42
Dow Jones US Heavy Construction	100.00	144.50	180.25	342.40	153.66	175.65

Item 6.              Selected Financial Data.

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 6. —Management’s Discussion and Analysis of Financial Condition and Results of Operation, which follows, and Item 7. — Financial Statements and Supplementary Data.

	Year Ended December 31
	2009	2008	2007	2006	2005
	(Amounts in thousands except per-share data)
Operating Results:
Revenues	$390,847	$415,074	$306,220	$249,348	$219,439
Income from continuing operations before income taxes and earnings attributable to non-controlling interests	$37,795	$28,999	$22,396	$19,204	$13,329
Income tax (expense)/benefit	(12,267)	(10,025)	(7,890)	(6,566)	(2,788)
Income from continuing operations	25,528	18,974	14,506	12,638	10,541
Income from discontinued operations, including gain on sale in 2006	--	--	--	682	559
Net income	25,528	18,974	14,506	13,320	11,100
Earnings attributable to non-controlling interests	(1,824)	(908)	(62)	--	--
Net income attributable to Sterling common stockholders	$23,704	$18,066	$14,444	$13,320	$11,100
Basic and diluted per share amounts attributable to Sterling common Stockholders:
Basic earnings per share from -
Continuing operations	$1.77	$1.38	$1.31	1.19	$1.36
Discontinued operations	--	--	--	0.06	0.07
Basic earnings per share	$1.77	$1.38	1.31	1.25	$1.43
Basic weighted average shares outstanding	13,359	13,120	11,044	10,583	7,775
Diluted earnings per share from -
Continuing operations	$1.71	$1.32	$1.22	$1.08	$1.11
Discontinued operations	--	--	--	$0.06	$0.05
Diluted earnings per share	$1.71	$1.32	$1.22	$1.14	$1.16
Diluted weighted average shares outstanding	13,856	13,702	11,836	11,714	9,538

Cash dividends declared	$--	$--	$--	$--	$--

Balance Sheet:
Total assets	$385,741	$289,615	$274,515	$167,772	$118,455
Long-term debt	40,409	55,483	65,556	30,659	14,570
Equity attributable to Sterling common stockholders	230,766	159,116	138,612	90,991	48,612
Book value per share of outstanding common stock attributable to Sterling common stockholders	14.35	12.07	10.66	8.37	5.95
Shares outstanding	16,082	13,185	13,007	10,875	8,165

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a leading heavy civil construction company that operates in one segment, heavy civil construction, through its subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah and Nevada. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

Our business was founded in 1955 and has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets. It also involves strategically expanding operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market. On December 3, 2009, we acquired an 80% interest in Ralph L. Wadsworth Construction Company, LLC ("RLW") and on October 31, 2007, we acquired a 91.67% interest in Road and Highway Builders, LLC ("RHB"), which have primarily performed construction projects in Utah and Nevada, respectively.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in this document, and conform to the FASB’s Accounting Standards Codification (or GAAP or ASC).

We operate in one segment and have only one reportable segment and one reporting unit component, heavy civil construction. In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate, and manage our financial information around each project when making operating decisions and assessing overall performance. Even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under ASC 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•
The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, light and commuter rail and water, waste water and storm drainage systems.

•
The nature of the production processes — our heavy civil construction services rendered in the construction production process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

•
The type or class of customer for products and services — substantially all of our customers are federal and state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.

•
The methods used to distribute products or provide services — the heavy civil construction services rendered on our projects are performed primarily with our own field work crews (laborers, equipment operators and supervisors) and equipment (backhoes, loaders, dozers, graders, cranes, pug mills, crushers, and concrete and asphalt plants).

•
The nature of the regulatory environment — we perform substantially all of our projects for federal, state and municipal governmental agencies, and all of the projects that we perform are subject to substantially similar regulation under U.S. and state department of transportation rules, including prevailing wage and hour laws; codes established by the federal government and municipalities regarding water and waste water systems installation; and laws and regulations relating to workplace safety and worker health of the U.S. Occupational Safety and Health Administration and to the employment of immigrants of the U.S. Department of Homeland Security.

The economic characteristics of our local offices are similar. While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our chief operating decision maker or our office management based on local office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed-unit or negotiated lump-sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our business involves making significant estimates and assumptions in the normal course of business relating to our contracts due to, among other things, different project scopes and specifications, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that “Revenue Recognition” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits for each project in accordance with accounting for long-term contracts. Actual results could differ from these estimates and such differences could be material.

Our estimates of contract revenue and cost are highly detailed. We believe, based on our experience, that our current systems of management and accounting controls allow management to produce reliable estimates of total contract revenue and cost for each project during any accounting period. However, many factors can and do change during a contract performance period, which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can adversely change the estimate of total contract revenue, cost and profit include differing site conditions (to the extent that contract remedies are unavailable), the failure of major material suppliers to deliver on time, the failure of subcontractors to perform as agreed, unusual weather conditions, our failure to achieve expected productivity and efficient use of labor and equipment and the inaccuracies of our original bid estimate. Because we have a large number of projects in process at any given time, these changes in estimates can sometimes offset each other without affecting overall profitability. However, significant changes in cost estimates, particularly on larger, more complex projects, can have a material impact on our financial statements and are reflected in our results of operations when they become known.

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

We use the percentage of completion accounting method for construction contracts. Revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the percentage of completion method of accounting in the ratio of costs incurred to estimated final costs. Contract cost consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is computed using the straight-line method for construction equipment. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to finish uncompleted contracts. Our cost estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability.

There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.

Valuation of Long-Lived Assets

Long-lived assets, which include property, equipment and acquired identifiable intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. At December 31, 2009, we had goodwill with a carrying amount of approximately $114.7 million which must be reviewed for impairment at least annually. We completed our annual impairment review for historical goodwill during the fourth quarter of 2009, and it did not result in an impairment.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. We are subject to the alternative minimum tax, or AMT, and payments of AMT result in a reduction of our deferred tax liability.

Our deferred tax assets related to prior year NOLs for financial statement purposes were fully utilized during 2007. In addition to the utilization of those NOLs, we had available to us the excess tax benefit resulting from exercise of a significant number of non-qualified in-the-money options, which we utilized in the preparation of our 2007 and 2008 federal income tax returns. Accordingly, because we will no longer have offsets provided by the NOLs, a comparison of our future cash flows to our historic cash flows may not be meaningful.

Results of Operations.

Backlog at December 31, 2009

At December 31, 2009, our backlog of construction projects was $647 million, including $303 million of our newly acquired operations in Utah. Excluding our Utah operations, our backlog at December 31, 2009, was $344 million as compared to $448 million at December 31, 2008. Our Texas and Nevada operations were awarded or were the apparent low bidder on $285 million of new contracts in 2009, including $43 million in the fourth quarter of 2009, compared to $413 million of new contracts in 2008. Our contracts are typically completed in 12 to 36 months. At December 31, 2009, there was approximately $79 million of our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Historically, subsequent non-awards of low bids or finalization of contract prices have not materially affected our backlog or financial condition.  Consolidated and Utah backlog include RLW's $137 million share of the estimated revenues related to a joint venture in which RLW is a participant, which was selected in December 2009 by UDOT as the best fixed-price, best-design proposal for the expansion and reconstruction of the I-15 corridor near Salt Lake City, Utah.

During the last quarter of 2008, throughout the year 2009 and continuing into the first quarter of 2010, the bidding environment in our markets has been much more competitive because of the following:

•
While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their reduced backlogs.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected. In addition, the federal government has not renewed the SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending interim financial assistance on a month-to-month basis, most recently through March 28 2010, at approximately 70% of the prior year SAFETEA-LU levels. Reductions in federal funding may negatively impact the states’ highway and bridge construction expenditures for 2010. At the end of the third quarter of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, they have not yet been resolved and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.

Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

These and other factors have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2009 and the lower anticipated margin bid on some projects the Company has recently been awarded and expects to start work on in 2010, we currently anticipate that the Company’s net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and net income will return to levels more consistent with historical levels. However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in a sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Business — Markets and Customers — Our Markets” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2009 (2009) Compared with Fiscal Year Ended December 31, 2008 (2008)

	2009	2008	% Change
	(Dollar amounts in thousands)
Revenues	$390,847	$415,074	(5.8%)
Gross profit	54,369	41,972	29.5%
Gross margin	13.9%	10.1%
General and administrative expenses, net	(14,971)	(13,763)	8.8%
Unusual items	(2,211)	--	NM
Other income (loss)	270	(81)	433.3%
Operating income	37,457	28,128	33.2%
Operating margin	10.1%	6.8%
Interest income	572	1,070	(46.5%)
Interest expense	(234)	(199)	17.6%
Income before taxes	37,795	28,999	30.3%
Income taxes	(12,267)	(10,025)	22.4%
Net Income	25,528	18,974	34.5%
Net income attributable to non-controlling interest in earnings of subsidiaries	(1,824)	(908)	(100.9%)
Net income attributable to Sterling common stockholders	$23,704	$18,066	31.2%
Contract backlog, end of year	$647,000	$448,000	44.4%
NM – not measurable

Revenues.   Revenues decreased $24.2 million, or 5.8%, from 2008 to 2009.  The decrease was due to the Company winning fewer contracts as a result of an increase in   the number of competitors bidding at lower prices in our Texas and Nevada markets for new work bid during 2009 and more days of rain in Texas during the fourth quarter of 2009 than the comparable 2008 period. Further, some of our competitors in those markets appear to have been bidding at margins which were less than our break-even pricing apparently in order to replenish their backlogs. This trend has continued into the first quarter of 2010. The increase in competitors and consequent lower bid prices are due to the market conditions discussed above under Backlog at December 31, 2009.

        Offsetting the decrease in revenues in our Texas and Nevada markets were December 2009 revenues of $10.2 million of our Utah operations which were acquired effective December 3, 2009.

During the last half of 2009, we began to reduce the number of our crews as a result of completing certain projects without replacement contracts in backlog. At December 31, 2009, our employees, excluding 198 people in our Utah operations, totaled 913 versus approximately 1,200 employees at December 31, 2008.

Contracts receivables increased $19.7 million at December 31, 2009 versus December 31, 2008, as a result of the acquisition of the Utah operations offset by the effect of the decrease in revenues in Texas.  An increase occurred in accounts payable for the same reasons, but to a lesser extent.

Revenues in the fourth quarter of 2009 were $37.6 million less than those in the comparable quarter of 2008 because of increased competition and adverse weather in Texas, which has continued to affect our Texas operations during the first quarter of 2010.  Revenues in Texas during the fourth quarter of 2009 were the lowest revenues we have had in Texas since the first quarter of 2005.  The decrease in fourth quarter 2009 revenues was after including revenues for the month of December 2009 of our Utah operations in consolidated revenues.

Gross Profit. During 2009 and 2008, our Texas and Nevada operations have had as many as 60 contracts-in-progress at any one time, of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential years and quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion. At December 31, 2009, our contracts were on average at a more advanced stage of completion than were those in progress at the comparable 2008 period end.

       The increase in gross profit of $12.4 million for the year 2009 over the year 2008 was due primarily to better execution on contracts-in-progress, differences, as discussed above, in the mix in the stage of completion and profitability of contracts in progress at December 31, 2009 compared to December 31, 2008 and one month of gross profit of $2.1 million on the revenues earned by our newly acquired Utah operations.  The gross margin of 13.9% in the 2009 period is not expected to be indicative of the gross margin that the Company will achieve in 2010 due to the market conditions discussed above under Backlog at December 31, 2009.

       Gross profit for the fourth quarter of 2009 of $7.4 million was $2.1 million less than the comparable 2008 period because of the lower quarterly revenues and adverse weather in Texas offset by our Utah operation's gross profit.  See Note 16 to the Company's consolidated financial statements for unaudited quarterly financial information.

General and administrative expenses, net of other income. General and administrative expenses, net of other income, for 2009 increased by $1.2 million over 2008. The primary reason for the increase was the G&A expenses incurred by our Utah operations for the month of December 2009. As a percent of revenues, G&A expenses were 3.8% in 2009 versus 3.3% in 2008. The higher level of G&A as a percent of revenues in 2009 vs. 2008 was primarily due to the impact of the decrease in revenues in 2009 as G&A and other income do not vary directly with the volume of work performed on contracts.

Unusual Items.  During 2009, the Company incurred $1.2 million in direct cost of the acquisition of RLW which under GAAP, effective January 1, 2009, must be charged to expense rather than capitalized as part of the acquisition cost.  Also, in January, 2010, a jury awarded $1.0 million to a subcontractor plaintiff against the Company which has been recorded as an expense at December 31, 2009.  The Company plans to appeal the verdict – see Note 13 to the accompanying consolidated financial statements.

Income taxes.  The decrease in the effective income tax rate of 32.5% in 2009 versus 34.6% in 2008 is due to higher net income attributable to non-controlling interest owners which are taxed to those owners rather than Sterling and higher domestic production activities deduction in 2009 than 2008.

Net income attributable to non-controlling interests.  The net income attributable to non-controlling interest owners increased because of increased earnings in 2009 in Nevada versus 2008 and the acquisition of our Utah operations in December 2009.

Fiscal Year Ended December 31, 2008 (2008) Compared with Fiscal Year Ended December 31, 2007 (2007)

	2008	2007	% Change
	(Dollar amounts in thousands)
Revenues	$415,074	$306,220	35.5%
Gross profit	41,972	33,686	24.6%
Gross margin	10.1%	11.0%
General and administrative expenses, net	(13,763)	(13,231)	4.0%
Other income (loss)	(81)	549	(114.8%)
Operating income	28,128	21,004	33.9%
Operating margin	6.8%	6.9%
Interest income	1,070	1,669	(35.9%)
Interest expense	(199)	(277)	28.2%
Income before taxes	28,999	22,396	29.5%
Income taxes	(10,025)	(7,890)	27.1%
Net income	18,974	14,506	30.8%
Net income attributable to non-controlling interest inearnings of subsidiary	(908)	(62)	(1,364.5%)
Net income attributable to Sterling Stockholders	$18,066	$14,444	25.1%
Contract backlog, end of year	$448,000	$450,000	(0.4%)

Revenues.  Revenues increased $109 million, or 35.5%, from 2007 to 2008. A majority of the increase was due to the revenues earned by our Nevada operations, acquired on October 31, 2007, which were included in the consolidated results of operations for the full year of 2008 versus only two months in 2007.  The remainder of the increase in revenues is the result of an increase in work performed by our Texas operations as a result of better weather throughout 2008 than 2007.  Management estimates that revenues would have been $10 to $12 million greater had our Houston operations not been interrupted by Hurricane Ike and it's after effects in September, 2008.  Additionally, one of our oil suppliers in Nevada filed for bankruptcy in July 2008 and failed to furnish contracted oil for our production of asphalt on two of our jobs-in-progress, which delayed job performance and deferred approximately $25.0 million of revenue into 2009.  The profitability on these contracts was not materially impacted by this matter.

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

Revenue in the fourth quarter of 2008 increased $21 million to $109 million versus 2007 for the same reasons as discussed above for the full year.  See note 16 to the consolidated financial statements for unaudited quarterly financial information.

Gross profit. Gross profit increased $8.3 million in 2008 over 2007.  This was due to the contribution of our Nevada operations in 2008 and better weather in Texas during most of 2008 than during 2007 (other than for the period during Hurricane Ike), which allowed our crews and equipment to be more productive.  While Hurricane Ike affected our work in 2008, a hurricane usually does not adversely affect our profitability as much as the consistent rainy periods we had in 2007.  Our gross margin decreased in 2008 from 2007 because of operating inefficiencies on certain contracts in Texas, higher fuel costs and lower profit margins on certain contracts started in the last half of 2008.

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

Historical Cash Flows.

The following table sets forth information about our cash flows for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$54,406	$55,305	$80,649
Net cash provided by (used in)
Continuing operations:
Operating activities	47,563	26,721	29,542
Investing activities	(80,249)	(42,719)	(47,515)
Financing activities	31,787	(9,346)	70,156
Supplementary information:
Capital expenditures	5,277	19,896	26,319
Working capital (at end of period)	113,878	95,123	82,063

Operating Activities.

Significant non-cash items included in operating activities are:

•
depreciation and amortization, which for 2009 totaled $13.7 million, an increase of $0.6 million from 2008 and $4.2 million from 2007 as a result of $5.3 million of capital expenditures in 2009 and $19.9 million of capital additions in 2008 and a full year's depreciation in 2008 on equipment purchased in the RHB acquisition in October, 2007;

•
deferred tax expense was $4.5 million, $8.9 million and $6.6 million in 2009, 2008 and 2007, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes and amortization for tax return purposes of goodwill arising in the acquisition of RHB and RLW.

Besides net income of $25.5 million and the non-cash items discussed above, other significant components of cash flows from operations, net of those acquired in the RLW business combination, are as follows:

•
contracts receivable decreased by $15.1 million in the current year due to lower receivables in Texas because of the decrease in revenues in 2009, as compared to an increase of $6.2 million in 2008 which was  due to an increase in revenues and a higher level of customer retentions than in 2007;

•
the decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $3.8 million as of December 31, 2009, versus a increase of $3.8 million as of December 31, 2008, which was due to the decrease in project activity in 2009 and an increase in the volume of materials purchased for certain projects at December 31, 2008, but not billed to the customer until 2009 and timing of other billings;

•	accounts payable decreased by $11.2 million in 2009 due to lower project activity during the fourth quarter of 2009;

•	billings in excess of costs and estimated earnings on uncompleted contracts decreased by $3.6 million also due to the lower project activity during the fourth quarter of 2009.

Investing Activities.

Expenditures for the replacement of certain equipment and to expand our construction fleet and office and shop facilities totaled $5.3 million in 2009, compared with a total of $19.9 million and $26.3 million in 2008 and 2007, respectively.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  The decreases in capital expenditures in 2008 and 2009 were principally due to management's cautious view regarding certain of the Company's markets in 2009 and 2010, respectively, as a result of current economic uncertainties.  Management expects capital expenditures in 2010 to be higher than 2009 primarily as a result of the recent acquisition of our Utah operations and construction of shop facilities in Dallas and San Antonio.

During the twelve months ended December 31, 2009 and 2008, the Company had net purchases of short-term securities of $14.6 million and $24.3 million, respectively versus a net reduction of $26.1 million in 2007 primarily due to the longer term (maturity greater than 90 days at the date of purchase) of the securities purchased in 2007, 2008 and 2009.

In October 2007, we purchased a 91.67% equity interest in RHB for a net cash purchase price of $49.3 million and, in December 2009, we purchased an 80.0% equity interest in RLW for a net cash purchase price of $60.5 million, net of cash acquired, in order to expand our construction operations to Nevada and Utah, respectively.

Financing Activities.

Financing activities in 2009 primarily reflect a reduction of $15.0 million in borrowings under our $75.0 million Credit Facility as compared to a reduction of $10.0 million of borrowings in 2008.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

Additionally, the Company sold common stock in 2009 and 2007 for net proceeds of $46.8 million and $34.5 million, respectively.

Liquidity.

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

As of December 31, 2009, we had working capital of $114 million, an increase of $19 million over December 31, 2008. Increasing working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer duration projects. The increase in working capital was the result of the following (in millions):

Net income	$25.5
Depreciation	13.7
Deferred tax expense	4.5
Proceeds of stock offering	46.8
Capital expenditures	(5.3)
Debt repayment	(15.0)
Cash paid for RLW, net of working capital acquired	(52.8)
Other	1.6
Total increase in working capital	$19.0

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

Sources of Capital.

In addition to our available cash and cash equivalents, short term investments balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility entered into on October 31, 2007 replaced a similar $35.0 million revolver that had been renewed in April 2006.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital. At December 31, 2009, the aggregate borrowings outstanding under the Credit Facility were $40.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $33.2 million without violating any of the financial covenants discussed in the next paragraph.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses. The Credit Facility contains restrictions on our ability to:

•	Make distributions and dividends;

•	Incur liens and encumbrances;

•	Incur further indebtedness;

•	Guarantee obligations;

•	Dispose of a material portion of assets or merge with a third party;

•	Incur negative income for two consecutive quarters.

•	Making investments in securities.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2009.

The financial markets have experienced substantial volatility as a result of disruptions in the credit markets and the recession.  However, to date we have not experienced any difficulty in borrowing under our Credit Facility or any change in its terms.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2010.

The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2009 was 3.25% at all times that the Company had debt outstanding under this facility.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The prime based interest rate option plus the applicable prime based margin can be no less than the Daily Adjusting Libor plus 1.00%, or Federal Funds Rate plus 1.00%.  The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to earnings before interest, taxes, depreciation and amortization ("EBITDA") that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% or 2.25%, respectively then the applicable prime based margins will be 0.00%, 0.25% and 0.50%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months.

Mortgage.

In 2001 we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston.  The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2009 was 3.5% per annum, repayable over 15 years.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2009:

	Payments due by Period
	Total	< 1 Year	1—3 Years	4—5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$40,000	$--	$40,000	$--	$--
Operating leases	7,033	1,087	1,846	884	3,216
Mortgage	482	73	220	147	42
	$47,515	$1,160	$42,066	$1,031	$3,258

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2009 interest on the Credit Facility was approximately $46,000.  The mortgages are expected to have future annual interest expense payments of approximately $16,000 in less than one year, $32,000 in one to three years, $8,000 in four to five years and $500 for all years thereafter.

In addition to the contractual obligations set forth above, the non-controlling interest owners of two of our subsidiaries have the right to require the Company to buy their interest in those subsidiaries in 2011 and 2013.  At December 31, 2009, the estimated put liability to those non-controlling interest owners was approximately $23.9 million.  See note 12 to the accompanying consolidated financial statements.

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

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts.  Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.  We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  To date, we have not encountered difficulties or cost increases in obtaining new surety bonds.

Capital Expenditures.

Our capital expenditures during 2009 were $5.3 million, and during 2008 were $19.9 million. The decrease in 2009 from the 2008 level was due to management's cautious view regarding certain of the Company's markets and current economic uncertainties. In addition, we acquired $11.2 of property, plant and equipment with the purchase of our Utah operations.  In 2010 we expect that our capital expenditure spending will be higher than in 2009, primarily as a result of additional equipment that may be acquired for our Utah operations and construction of shop facilities in Dallas and San Antonio.

Inflation

Until 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  Since September 30, 2008, the prices we have paid for oil and fuel and, generally, for other materials have decreased.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements, other than the operating leases included in the table in "Contractual Obligations" above.

New Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board, or FASB, established principles and requirements for how an acquirer of another business entity: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, all direct costs of the business combination must be charged to expense on the financial statements of the acquirer as incurred. The new standard revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination. We adopted this statement on January 1, 2009, and, in connection with the acquisition of RLW, we recorded $1.2 million of direct costs as a charge to expense in the statement of operations for the year ended December 31, 2009.

In September 2006, the FASB established a framework for measuring fair value which requires expanded disclosure about the information used to measure fair value. The standard applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances. We adopted this standard on January 1, 2009, which did not have a material impact on Sterling’s financial statements.

In December 2007, the FASB issued a standard clarifying previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries. The pronouncement standardizes the presentation of non-controlling interests (formally referred to as “minority interests”) for both the consolidated balance sheet and income statement. As a result of adopting this standard on January 1, 2009, Sterling’s financial statements segregate net income as attributable to the Company’s common stockholders and non-controlling owner’s interest and equity of non-controlling interests in those subsidiaries.

In May 2009, the FASB set forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard became effective in the second quarter of 2009 and did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard will provide more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard will become effective in the first quarter of 2010. This standard may have the effect of requiring us to consolidate joint ventures in which we have a controlling interest. At December 31, 2009, we had no participation in a joint venture where we had a material controlling interest investment.

In June 2009, the Accounting Standards Codification was established as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on Sterling’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks.  At December 31, 2009, $40 million of our outstanding indebtedness was at floating interest rates.  Based on our average debt outstanding during 2009, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $13,000 in 2009.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool. We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations. For the year ended December 31, 2009, the Company had a realized gain of $141,000 on these securities and an unrealized gain of $319,000. We will continue to evaluate this strategy and may increase or decrease our investment in these securities depending on our forecast of the diesel and gasoline fuel markets and our operational considerations. There can be no assurance that this strategy will be successful.

Item 8.	Financial Statements and Supplementary Data.

      Financial statements start on page 46.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2009 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2009 internal control over financial reporting is effective based on these criteria.

As permitted by guidance provided by the staff of the Securities and Exchange Commission, the scope of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, did not include the internal controls of RLW which are included in the 2009 consolidated financial statements of Sterling Construction Company, Inc. and Subsidaries.  We acquired RLW on December 3, 2009 and its business represents approximately 13.1% and 20.6% of the Company's total assets and liabilities, respectively, as of December 31, 2009, and approximately 2.6% and 2.9% of the Company's total revenues and net income attributable to Sterling common stockholders, respectively, for the year then ended.  The Company will include the RLW business in the scope of management's assessment of internal control over financial reporting beginning in 2010.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.

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

Inherent Limitations on Effectiveness of Controls.

Internal control over financial reporting may not prevent or detect all errors and all fraud.  Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2010 and is incorporated herein by reference.  The information can be found under the following headings in the proxy statement:

Item 10 Information	Location in the Proxy Statement
Directors	Election of Directors (Proposal 1)
Compliance With Section 16(a) of the Exchange Act	Stock Ownership Information
Code of Ethics	The Corporate Governance & Nominating Committee
Communication with the Board; nominations; Board and committee meetings; committees of the Board; Board leadership and risk oversight; and director compensation.	Board Operations

Information relating to the Company's executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2010 and is incorporated herein by reference.

The information can be found under the heading Executive Compensation in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2010 and is incorporated herein by reference.

Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.

Information regarding the ownership of the Company's common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2010 and is incorporated herein by reference.

Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Business Relationships with Directors and Officers.

Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14.            Principal Accounting Fees and Services.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2010 and is incorporated herein by reference.

The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements.

Reports of the Company's Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations at December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, 2008 and 2007

Financial Statement Schedules.

None

Exhibits. The following exhibits are filed with this Report:

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

2.2
Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8 K, filed on December 3, 2009 (SEC File No. 1-31993))

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.0 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 10, 2009 (SEC File No. 1-31993)).

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 333-129780)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 01-31993)).
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

10.5
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on November 9, 2009 (SEC File No. 01-31993)).

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

10.11#	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
10.12#*	Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth and Kip L. Wadsworth.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                                   State of Incorporation
Texas Sterling Construction Co.                                                    Delaware
Road and Highway Builders, LLC                                                  Nevada
Road and Highway Builders Inc.                                                    Nevada
Road and Highway Builders of California, Inc.                            California
Ralph L. Wadsworth Construction Company, LLC                     Utah

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
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

Sterling Construction Company, Inc.

Dated: March 15, 2010                                         By:     /s/ Patrick T. Manning

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

Signature	Title	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board of Directors; Chief Executive Officer (principal executive officer)	March 15, 2010
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer; Director	March 15, 2010
/s/James H. Allen, Jr. James H. Allen, Jr.	Senior Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2010
/s/ John D. Abernathy John D. Abernathy	Director	March 15, 2010
/s/ Robert W. Frickel Robert W. Frickel	Director	March 15, 2010
/s/ Donald P. Fusilli, Jr. Donald P. Fusilli, Jr.	Director	March 15, 2010
/s/Maarten D. Hemsley Maarten D. Hemsley	Director	March 15, 2010
/s/ Christopher H. B. Mills Christopher H. B. Mills	Director	March 15, 2010
/s/ Milton L. Scott Milton L. Scott	Director	March 15, 2010
/s/ David R. A. Steadman David R. A. Steadman	Director	March 15, 2010
/s/ Kip L. Wadsworth Kip L. Wadsworth	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion that Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, Sterling Construction Company, Inc.’s internal control over financial reporting does not include internal control over financial reporting of Ralph L. Wadsworth Construction Company LLC, an 80 percent owned subsidiary, whose financial statements reflect total assets and revenues constituting 13 percent and less than three percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. As indicated in Management’s Report, Ralph L. Wadsworth Construction Company LLC was acquired during December 2009 and therefore, management’s assertion on the effectiveness of Sterling Construction Company, Inc.’s internal control over financial reporting excluded internal control over financial reporting of Ralph L. Wadsworth Construction Company LLC.

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

In our opinion, Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 15, 2010

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(Amounts in thousands, except share and per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$54,406	$55,305
Short-term investments	39,319	24,379
Contracts receivable, including retainage	80,283	60,582
Costs and estimated earnings in excess of billings on uncompleted contracts	5,973	7,508
Inventories	1,229	1,041
Deferred tax asset, net	127	1,203
Equity in construction joint ventures	2,341	--
Deposits and other current assets	5,510	2,704
Total current assets	189,188	152,722
Property and equipment, net	80,282	77,993
Goodwill	114,745	57,232
Other assets, net	1,526	1,668
Total assets	$385,741	$289,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,619	$26,111
Billings in excess of costs and estimated earnings on uncompleted contracts	31,132	23,127
Current maturities of long-term debt	73	73
Income taxes payable	351	547
Other accrued expenses	11,135	7,741
Total current liabilities	75,310	57,599
Long-term liabilities:
Long-term debt, net of current maturities	40,409	55,483
Deferred tax liability, net	15,369	11,117
Total long-term liabilities	55,778	66,600

Commitments and contingencies

Non-controlling owners' interests in subsidiaries	23,887	6,300

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized
1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized
19,000,000 shares, 16,081,878 and 13,184,638 shares issued and outstanding	160	131
Additional paid in capital	197,898	150,223
Retained earnings	32,708	8,762
Total Sterling common stockholders’ equity	230,766	159,116
Total liabilities and stockholders’ equity	$385,741	$289,615

The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share data)

	2009	2008	2007
Revenues	$390,847	$415,074	$306,220
Cost of revenues	336,478	373,102	272,534
Gross profit	54,369	41,972	33,686
General and administrative expenses	(14,971)	(13,763)	(13,231)
Direct costs of acquisition	(1,211)	--	--
Provision for loss on lawsuit	(1,000)	--	--
Other income (expense)	270	(81)	549
Operating income	37,457	28,128	21,004
Interest income	572	1,070	1,669
Interest expense	(234)	(199)	(277)
Income before income taxes and earnings attributable to non-controlling interests	37,795	28,999	22,396
Income tax expense:
Current	(7,785)	(1,087)	(1,290)
Deferred	(4,482)	(8,938)	(6,600)
Total Income tax expense	(12,267)	(10,025)	(7,890)
Net income	25,528	18,974	14,506
Non-controlling interests in earnings of subsidiaries	(1,824)	(908)	(62)
Net income attributable to Sterling common stockholders	$23,704	$18,066	$14,444

Net income per share attributable to Sterling common stockholders:
Basic	$1.77	$1.38	$1.31
Diluted	$1.71	$1.32	$1.22

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	13,358,903	13,119,987	11,043,948
Diluted	13,855,709	13,702,488	11,836,176

The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	Common Stock		Additional	Retained
	Shares	Amount	paid in capital	earnings (deficit)	Total
Balance at December 31, 2006	10,875	$109	$114,630	$(23,748)	$90,991
Net income attributable to Sterling common stockholders				14,444	14,444
Stock issued upon option and warrant exercises	241	2	511		513
Stock based compensation expense			912		912
Stock issued in equity offering, net of expenses	1,840	18	34,471		34,489
Issuance and amortization of restricted stock	10	--	198		198
Excess tax benefits from exercise of stock options			1,480		1,480
Issuance of stock to non-controlling interest	41	1	999		1,000
Excess fair value over book value of non-controlling interest in subsidiary			(5,415)		(5,415)
Balance at December 31, 2007	13,007	130	147,786	(9,304)	138,612
Net income attributable to Sterling common stockholders				18,066	18,066
Stock issued upon option and warrant exercises	154	1	237		238
Stock based compensation expense			210		210
Issuance and amortization of restricted stock	24	--	307		307
Excess tax benefits from exercise of stock options			1,218		1,218
Revaluation of non-controlling interest put/call liability			607		607
Expenditures related to 2007 equity offering			(142)		(142)
Balance at December 31, 2008	13,185	131	150,223	8,762	159,116
Net income attributable to Sterling common stockholders				23,704	23,704
Unrealized holding gain on available-for-sale securities, net of tax				242	242
Stock issued upon option and warrant exercises	109	1	307		308
Stock based compensation expense			181		181
Issuance and amortization of restricted stock	28	--	405		405
Stock issued in equity offering, net of expenses	2,760	28	46,782		46,810
Balance at December 31, 2009	16,082	$160	$197,898	$32,708	$230,766

The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	For the year ended December 31,
	2009	2008	2007
Net income attributable to Sterling common stockholders	$23,704	$18,066	$14,444
Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities	242	-	--
Comprehensive income attributable to Sterling common stockholders	$23,946	$18,066	$14,444

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007
Net income attributable to Sterling common stockholders	$23,704	$18,066	$14,444
Plus: Non-controlling interests in earnings of subsidiaries	1,824	908	62
Net income	25,528	18,974	14,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,730	13,168	9,544
(Gain) loss on sale of property and equipment	264	81	(501)
Deferred tax expense	4,482	8,938	6,600
Stock based compensation expense	586	517	1,110
Excess tax benefits from exercise of stock options	--	(1,218)	(1,480)
Interest expense accreted on non-controlling interest	206	199	-
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	15,138	(6,188)	(6,588)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	3,778	(3,761)	648
(Increase) decrease in prepaid expenses and other assets	(1,610)	(1,945)	(629)
Increase (decrease) in trade payables	(11,185)	(1,079)	6,064
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(3,571)	(2,222)	646
Increase (decrease) in accrued compensation and other liabilities	519	1,257	(378)
Net cash provided by operating activities	47,865	26,721	29,542
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(60,490)	--	(49,334)
Additions to property and equipment	(5,277)	(19,896)	(26,319)
Proceeds from sale of property and equipment	435	1,298	1,603
(Issuance) payments on note receivables	(350)	204	420
Purchases of short-term securities, available for sale	(71,386)	(24,325)	(123,797)
Sales of short-term securities, available for sale	56,819	--	149,912
Net cash used in investing activities	(80,249)	(42,719)	(47,515)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	188,000	235,000	190,199
Cumulative daily reductions – Credit Facility	(203,000)	(245,000)	(155,199)
Repayments under long-term obligations	(74)	(98)	(129)
Increase in deferred loan costs	(151)	--	(1,197)
Issuance of common stock pursuant to warrants and options exercised	308	238	513
Utilization of excess tax benefits from exercise of stock options	--	1,218	1,480
Distributions to non-controlling interest owners	(408)	(562)	--
Net proceeds from sale of common stock	46,810	(142)	34,489
Net cash provided by (used in) financing activities	31,485	(9,346)	70,156
Net increase (decrease) in cash and cash equivalents	(899)	(25,344)	52,183
Cash and cash equivalents at beginning of period	55,305	80,649	28,466
Cash and cash equivalents at end of period	$54,406	$55,305	$80,649

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of $13, $107 and $53 of capitalized interest expense in 2009, 2008 and 2007, respectively	$31	$167	$216
Cash paid during the period for income taxes	$7,000	$3,000	$1,300

The accompanying notes are an integral part of these consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation:

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, concrete and asphalt paving, construction of bridges and similar large structures, pipe and rail installation, concrete and asphalt batch plant operations, concrete crushing and aggregates operations. We purchase the necessary materials for our contracts, perform the majority of the work required by our contracts with our own crews.

Sterling owns five  subsidiaries; Texas Sterling Construction Co. (“TSC”), a Delaware corporation, Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company, Road and Highway Builders, Inc. ("RHB Inc"), a Nevada corporation, Road and Highway Builders of California, Inc., ("RHB Cal"), a California corporation and Ralph L. Wadsworth Construction Company, LLC ("RLW"), a Utah limited liability company.  TSC, RHB, RHB Cal and RLW perform construction contracts and RHB Inc produces aggregates from a leased quarry, primarily for use by RHB.

The accompanying consolidated financial statements include the accounts of subsidiaries in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50%.

Our Markets

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

During the last quarter of 2008, throughout fiscal year 2009 and continuing into the first quarter of 2010, the bidding environment in our markets has been much more competitive because of the following:

•
While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their reduced backlogs.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2009 and the lower anticipated margin bid on some projects that we have recently been awarded and expect to start work on in 2010, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and net income will return to levels more consistent with historical levels.  However, we cannot predict the timing of such a return to historical normalcy in our markets.

Critical Accounting Policies:

Use of Estimates:

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, and income taxes.

Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

Construction Revenue Recognition:

The Company is a general contractor in the States of Texas, Utah and Nevada where it engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.  Our contracts generally take 12 to 36 months to complete.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  Cost and estimated earnings in excess of billings included $0.7 million and $0.2 million at December 31, 2009 and 2008, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Cash and Cash Equivalents and Short-term Investments:

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2009 approximately $1.0 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  The Company classifies short-term investments, other than certificates of deposits with remaining maturity of 90 days or less, at purchase as securities available for sale.  At December 31, 2009 the Company had short-term investments as follows (in thousands):

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Fixed income mutual funds	$35,055	$35,055	$--	$--
Exchange traded funds	2,494	2,494	--	--

Total securities available-for-sale	$37,549	$37,549	$--	$--

Certificates of deposit with originalmaturities between 90 and 365 days	1,770

Total short-term investments	$39,319

	December 31, 2008
	Total	Level 1	Level 2	Level 3
U.S. Treasury Bills	$5,000	$5,000	$--	$--

Total securities available-for-sale	$5,000	$5,000	$--	$--

Certificates of deposit with originalmaturities between 90 and 365 days	19,379

Total short-term investments	$24,379

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

The pre-tax gains realized on short-term investment securities during the year ended December 31, 2009 were $524,000 included in other income in the accompanying statements of operations.  There was also $373,000 in pre-tax unrealized gains on short-term investments as of December 31, 2009 included in accumulated other comprehensive income in stockholders' equity as the gains may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded interest income of $572,000, $1.1 million and $1.7 million, respectively.

Contracts Receivable:

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2009 and 2008 contracts receivable included $31.7 million and $25.9 million of retainage, respectively, discussed below which is being withheld by customers until completion of the contracts and $3.7 million and $2.1 million of unbilled receivables, respectively, on contracts completed or substantially complete at that date (the latter amount is expected to be billed in 2010). All other contracts receivable include only balances approved for payment by the customer. Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2009 and 2008 are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable is necessary. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Retainage:

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. Retainage was approximately $31.7 million and $25.9 million at December 31, 2009 and 2008, respectively, all of which is expected to be collected by December 31, 2010.

Inventories:

The Company's inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2009 and 2008, consist primarily of concrete and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Buildings	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Depreciation expense was approximately $13.5 million, $12.9 million, and $9.5 million in 2009, 2008 and 2007, respectively.

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

Deferred Loan Costs:

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. In 2007, the Company entered into a new syndicated term Credit Facility (see Note 3) and incurred $1.2 million of loan costs, which are being amortized over the five-year term of the loan. Loan cost amortization expense for fiscal years 2009, 2008 and 2007 was $258,000, $254,000 and $76,000 respectively.

Goodwill and Intangibles:

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

U.S. generally accepted accounting principles ("GAAP") requires that: (1) goodwill and indefinite lived intangible assets not be amortized, (2) goodwill is to be tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives is to be no longer limited to forty years, and (4) intangible assets deemed to have an indefinite life are to be tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts.

Goodwill impairment is tested during the last quarter of each calendar year. The first step compares the book value of the Company’s stock to the quoted market value of those shares as reported by Nasdaq adjusted for a controlling interest premium. If the adjusted quoted market value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted quoted market value is less than the calculated book value, additional steps of determining fair value of additional assets must be taken to determine impairment. Testing step one in 2009 indicated the adjusted quoted market value of the Company’s stock was significantly in excess of its book value and no further testing was required; based on the results of such test for impairment, the Company concluded that no impairment of goodwill existed as of December 31, 2009.

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

Segment reporting:

We operate in one segment and have only one reportable segment and one reporting unit component, heavy civil construction. In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under Accounting Standards Codification 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•
The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, light and commuter rail and water, waste water and storm drainage systems.

•
The nature of the production processes — our heavy civil construction services rendered in the construction production process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

•
The type or class of customer for products and services — substantially all of our customers are federal and state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.

•
The methods used to distribute products or provide services — the heavy civil construction services rendered on our projects are performed primarily with our own field work crews (laborers, equipment operators and supervisors) and equipment (backhoes, loaders, dozers, graders, cranes, pug mills, crushers, and concrete and asphalt plants).

•
The nature of the regulatory environment — we perform substantially all of our projects for federal, state and municipal governmental agencies, and all of the projects that we perform are subject to substantially similar regulation under U.S. and state department of transportation rules, including prevailing wage and hour laws; codes established by the federal government and municipalities regarding water and waste water systems installation; and laws and regulations relating to workplace safety and worker health of the U.S. Occupational Safety and Health Administration and to the employment of immigrants of the U.S. Department of Homeland Security.

The economic characteristics of our local offices are similar. While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our chief operating decision maker or our office management based on local office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed-unit or negotiated lump-sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

Federal and State Income Taxes:

We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Construction Joint Ventures:

We participate in various construction joint venture partnerships.  Our agreements with our joint venture partners provide that each venture partner will assume and pay its share of any losses resulting from a project.  If one of our venture partners is unable to pay its share, we would be fully liable under our contract with the project owner.  Circumstances that could lead to a loss under our joint venture arrangements beyond our ownership interest include a venture partner's inability to contribute additional funds required by the venture or additional costs that we could incur should a venture partner fail to provide the services and resources toward project completion that it had been committed in the joint venture agreement and the contract with the customer.

Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract is limited to our stated percentage interest in the venture.  We have no significant commitments beyond completion of the contract.

If we have determined that we control the joint venture, we consolidate the joint venture in our consolidated financial statements.  There was no controlled joint venture at December 31, 2009, that had incurred any material costs.  We account for our share of the operations of construction joint ventures, where we are a non-controlling venture partner, on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets.  Our consolidated financial statements include the following amounts related to joint ventures for the year ended December 31, 2009: Revenues of $12,000, gross profit of $2,000 and equity in construction joint ventures of $2.3 million, which primarily represents cash of the joint venture and an account receivable from the joint venture's customer.

Stock-Based Compensation:

The Company has five stock-based incentive plans which are administered by the Compensation Committee of the Board of Directors.  The Company’s policy is to use the closing price of the common stock on the date of the meeting at which a stock option award is approved for the option’s per-share exercise price.  The term of the grants under the plans do not exceed 10 years. Stock options generally vest over a three to five year period and the fair value of the stock option is recognized on a straight-line basis over the vesting period of the option. Refer to Note 7 for further information regarding the stock-based incentive plans.

Net Income Per Share Attributable to Sterling Common Stockholders:

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for 2009, 2008 and 2007 (in thoursands, except per share data):

	2009	2008	2007
Numerator:
Net income attributable to Sterling common stockholders	$23,704	$18,066	$14,444

Denominator:
Weighted average common shares outstanding — basic	13,359	13,120	11,044
Shares for dilutive stock options and warrants	497	582	792
Weighted average common shares outstanding and assumed conversions — diluted	$13,856	$13,702	$11,836

Basic net income per share attributable to Sterling common stockholders	$1.77	$1.38	$1.31

Diluted net income per share attributable to Sterling common stockholders	$1.71	$1.32	$1.22

For the years ended December 31, 2009, 2008 and 2007 were 96,007, 96,007 and 79,700 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

Interest Costs:

Approximately $13,000, $107,000 and $53,000 of interest related to the construction of maintenance facilities and an office building were capitalized as part of construction costs during 2009, 2008 and 2007.

Recent Accounting Pronouncements:

       In December 2007, the Financial Accounting Standards Board, or FASB, established principles and requirements for how an acquirer of another business entity: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, all direct costs of the business combination must be charged to expense on the financial statements of the acquirer as incurred. The new standard revises previous guidance as to the recording of post-combination restructuring plan costs by requiring the acquirer to record such costs separately from the business combination. We adopted this statement on January 1, 2009, and, in connection with the acquisition of RLW, we recorded $1.2 million as a charge to expense in the statement of operations for the year ended December 31, 2009.

In September 2006, the FASB established a framework for measuring fair value which requires expanded disclosure about the information used to measure fair value. The standard applies whenever other statements require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value accounting in any new circumstances. We adopted this standard on January 1, 2009 which did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued a standard clarifying previous guidance on how consolidated entities should account for and report non-controlling interests in consolidated subsidiaries. The pronouncement standardizes the presentation of non-controlling interests (formally referred to as “minority interests”) for both the consolidated balance sheet and income statement. As a result of adopting this standard on January 1, 2009, Sterling’s financial statements segregate net income of subsidiaries attributable to the Company’s common stockholders and non-controlling owner’s interest and equity of non-controlling interests in those subsidiaries.

In May 2009, the FASB set forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard became effective in the second quarter of 2009 and did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard will provide more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard will become effective in the first quarter of 2010. This standard may have the effect of requiring us to consolidate joint ventures in which we have a controlling interest. At December 31, 2009, we had no participation in a joint venture where we had a material controlling interest.

In June 2009, the Accounting Standards Codification ("ASC") was established as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Company's financial statements.

Reclassifications:

Certain immaterial balances included in the prior year balance sheet have been reclassified to conform to current year presentation.  The accompanying financial statements also contain certain reclassifications for a change in GAAP, which was effective January 1, 2009, relating to non-controlling interests as discussed in the fourth paragraph above.

2.  Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Construction equipment	$105,085	$96,002
Transportation equipment	13,472	12,358
Buildings	4,699	3,926
Office equipment	892	547
Construction in progress	471	792
Land	2,916	2,916
Water rights	200	200
	127,735	116,741
Less accumulated depreciation	(47,453)	(38,748)
	$80,282	$77,993

At December 31, 2009, construction in progress consisted of expenditures for new maintenance shop facilities at various locations in Texas.

3.  Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Credit Facility, due October 2012	$40,000	$55,000
Mortgage due monthly through June 2016	482	556
	40,482	55,556
Less current maturities of long-term debt	(73)	(73)
Total long-term debt	$40,409	$55,483

Line of Credit Facility:

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank, which replaced a prior Revolver and will mature on October 31, 2012. The Credit Facility allows for borrowing of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. Borrowings under the Credit Facility were used to finance the RHB acquisition, repay indebtedness outstanding under the Revolver, and finance working capital. At December 31, 2009, the aggregate borrowings outstanding under the Credit Facility were $40.0 million, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $33.2 million at December 31, 2009 without violating any of the covenants discussed in the next paragraph.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses. The Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions and dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions;
•	Incur losses for two consecutive quarters;
•	Make investments in securities
The Company was in compliance with all covenants under the Credit Facility as of December 31, 2009.

The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2009 was 3.25% at all times that the Company had debt outstanding under this facility.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The prime based interest rate option plus the applicable prime based margin can be no less than the Daily Adjusting Libor plus 1.00%, or Federal Funds Rate plus 1.00%.  The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to earnings before interest, taxes, depreciation and amortization ("EBITDA") that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% or 2.25%, respectively then the applicable prime based margins will be 0.00%, 0.25% and 0.50%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months.

In December 2007, Comerica syndicated the Credit Facility with three other financial institutions under the same terms discussed above.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2010.

Mortgage:

In 2001 TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2009 was 3.5% per annum, repayable over 15 years. The outstanding balance on this mortgage was $482,000 at December 31, 2009.

Maturity of Debt:

The Company's long-term obligations mature in future years as follows (in thousands):

Fiscal Year
2010	$73
2011	73
2012	40,073
2013	73
2014	73
Thereafter	117
$40,482

4.  Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

TSC had one mortgage outstanding at December 31, 2009 and 2008.  This mortgage was accruing interest at 3.50% and 3.50% at those dates, respectively and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At December 31, 2009 and 2008 the carrying value of the mortgages was $482,000 and $556,000, respectively, and the fair value of the mortgage was approximately $431,000 and $488,000, respectively.

The Company does not have any off-balance sheet financial instruments.

5.  Income Taxes and Deferred Tax Asset/Liability

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2006. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2009.

Current income tax expense represents federal tax, Texas state franchise tax and the Utah state income tax for 2009.

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation	$--	$--	$1,169	$--
AMT carry forward	--	--	--	1,770
Other	127	--	34	128

Liabilities related to:
Amortization of goodwill	--	(2,361)	--	(1,209)
Depreciation of property and equipment	--	(13,163)	--	(11,806)
Other	--	155	--	--
Net asset/liability	$127	$(15,369)	$1,203	$(11,117)

The income tax provision differs from the amount using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	Fiscal Year Ended
	December 31, 2009%		December 31, 2008%		December 31, 2007%
Tax expense at the U.S. federal statutory rate	$13,228	35.0%	$10,149	35.0%	$7,838	35.0%
State franchise and income tax expense, net of refunds and Federal benefits	233	0.6	195	0.7	106	0.5
Taxes on subsidiary's earnings allocated to non-controlling interests	(638)	(1.7)	(319)	(1.1)	--	--
Tax benefits of Domestic Production Activities Deduction	(563)	(1.5)	--	--	--	--
Non-taxable interest income	(23)	--	(35)	--	(295)	(1.3)
Other permanent differences	30	0.1	35	--	241	1.0
Income tax expense	$12,267	32.5%	$10,025	34.6%	$7,890	35.2%

Our deferred tax assets related to prior year NOL's for financial statement purposes were fully utilized during 2007.  In addition to the utilization of these NOL's, we had available carry-forwards resulting from the exercise of non-qualified stock options.  The Company could not recognize the tax benefit of these carry-forwards as deferred tax assets until its existing NOL's were fully utilized, and therefore, the deferred tax asset related to NOL carry-forwards differed from the amount available on its federal tax returns.  The Company utilized approximately $3.5 million and $4.2 million of these excess compensation carry-forwards from the exercise of stock options to offset taxable income in 2008 and 2007, respectively.  The utilization of these excess compensation benefits for tax purposes reduced taxes payable and increased additional paid-in capital for financial statement purposes by $1.2 million and $1.5 million in 2008 and 2007, respectively.

As a result of the Company’s detailed analysis, management has determined that the Company does not have any material uncertain tax positions.

6.  Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress towards completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) versus the billings on those contracts through December 31, 2009 and 2008 and reconciles the net excess billings to the amounts included in the consolidated balance sheets at those dates.

	Fiscal Year Ended December 31,
	2009	2008
Costs incurred and estimated earnings on uncompleted contracts	$705,566	$584,997
Billings on uncompleted contracts	(730,725)	(600,616)
Excess of billings over costs incurred and estimated earnings on uncompleted contracts	$(25,159)	$(15,619)

Included in accompanying balance sheets under the following captions:

	Fiscal Year Ended December 31,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,973	$7,508
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,132)	(23,127)
	$(25,159)	$(15,619)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years and, for 2009, amounts recognized and billed by RLW prior to its acquisition by Sterling.

7.  Stock Options and Warrants

Stock Options and Grants:

In July 2001, the Board of Directors adopted and in October 2001 shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 1,000,000 shares of the Company's common stock.  The plan is administered by the Compensation Committee of the Board of Directors. In general, the plan provides for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

The Company's and its subsidiaries' directors, officers, employees, consultants and advisors are eligible to be granted awards under the 2001 plan.

At December 31, 2009 there were 371,344 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated

The 2001 plan provides for restricted stock grants and in May 2009 and 2008 pursuant to non employee director compensation arrangements, non-employee directors of the Company were awarded restricted stock with one-year vesting as follows:

	2009 Awards	2008 Awards
Shares awarded to each non-employee director	2,800	2,564
Total shares awarded	19,600	17,948
Grant-date market price per share	$17.86	$19.50
Total compensation cost	$350,000	$350,000
Compensation cost recognized in 2009 and 2008	$233,000	$129,000

In March 2009 and 2008, several key employees were granted an aggregated total of 8,366 and 5,672 shares of restricted stock with a market value $17.45 and $18.16 per share, respectively, resulting in compensation expense of $146,000 and $103,000 to be recognized ratably over the five-year restriction period.

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan		1994 Non-Employee Director Plan		1991 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006:	470,203	$8.35	13,166	$0.94	28,424	$2.75
Granted	16,507	$19.43	--		--	$--
Exercised	(24,110)	$3.39	(3,000)	$1.00	(28,424)	$2.75
Expired/forfeited	(5,460)	$13.48	--		--	$--
Outstanding at December 31, 2007:	457,140	$9.06	10,166	$0.93	--	$--
Exercised	(45,940)	$2.81	(10,166)	$0.93
Expired/forfeited	(200)	$25.21	--
Outstanding at December 31, 2008:	411,000	$9.75	--	--
Exercised	(89,640)	$3.10
Expired/forfeited	(1,620)	$2.65
Outstanding at December 31, 2009:	319,740	$11.65

	1994 Omnibus Plan		1998 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006:	258,180	$1.60	3,250	$1.00
Exercised	(181,990)	$1.91	(3,250)	$1.00
Outstanding at December 31, 2007:	76,190	$0.88	--	--
Exercised	(76,190)	$0.88
Outstanding at December 31, 2008:	--	--

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Price Per Share	Number of Shares	Remaining Contractual Life (years)	Exercise Price Per Share	Number of Shares	Exercise Price Per Share

$0.94 - $1.50	28,100	1.56	$1.50	28,100	$1.50
$1.73 - $2.00	21,100	2.56	$1.73	21,100	$1.73
$2.75 - $3.38	76,353	4.22	$3.08	76,353	$3.09
$6.87	10,000	5.38	$6.87	10,000	$6.87
$9.69	62,800	0.54	$9.69	62,800	$9.69
$16.78	25,380	0.70	$16.78	20,180	$16.78
$18.99	13,707	7.60	$18.99	9,138	$18.99
$21.60	2,800	2.55	$21.60	2,800	$21.60
$24.96	62,800	1.54	$24.96	62,800	$24.96
$25.21	16,700	1.68	$25.21	10,180	$25.21
	319,740	2.38	$11.65	303,451	$9.15

	Number of Shares	Aggregate intrinsic value
Total outstanding in-the-money options at 12/31/09	237,440	$2,867,498
Total vested in-the-money options at 12/31/09	227,671	$2,854,541
Total options exercised during 2009	89,640	$1,236,216

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options and sold them on December 31, 2009.  For options exercised during 2009, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

Compensation expense for options granted during 2007 was calculated using the Black-Scholes option pricing model using the following assumptions in each year (no options were granted during 2008 or 2009):

Fiscal 2007
Average Risk free interest rate	4.7%
Average Expected volatility	70.7%
Average Expected life of option	3.0 years
Expected dividends	None

The risk-free interest rate is based upon interest rates that match the contractual terms of the stock option grants.  The expected volatility is based on historical observation and recent price fluctuations.  The expected life is based on evaluations of historical and expected future employee exercise behavior, which is not less than the vesting period of the options.  The Company does not currently pay dividends.  The weighted average fair value of stock options granted in 2007 was $12.20.

Pre-tax deferred compensation expense for stock options and restricted stock grants was $405,000 ($263,000 after tax benefit of 35.0%), $517,000 ($336,000 after tax benefit of 35.0%), and $1,110,000 ($722,000 after tax benefit of 35.0%), in 2009, 2008 and 2007, respectively.  Proceeds received by the Company from the exercise of options in 2009, 2008 and 2007 were $277,000, $205,000 and $513,000, respectively.  At December 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $155,000, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Warrants:

Warrants attached to zero coupon notes were issued to certain members of TSC management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company's common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable forty-two months from the issue date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises during the three years ended December 31, 2009.

	Shares	Company’s Proceeds of Exercise	Year-End Warrant Share Balance
Warrants outstanding on January 1, 2007	--	--	356,266
Warrants exercised in 2007	--	--	356,266
Warrants exercised in 2008	22,220	$33,330	334,046
Warrants exercised in 2009	19,634	$29,451	314,412

8.  Employee Benefit Plan

The Company and its subsidiaries maintain a defined contribution profit-sharing plan (401(k))covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's board of directors. The Company made aggregate matching contributions of $341,000, $322,000 and $353,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

9.  Operating Leases

The Company leases office space in Texas, Utah and Nevada.

In 2006 and 2007, the Company entered into several long-term operating leases for equipment with lease terms of approximately three to five years.  Certain of these leases allow the Company to purchase the equipment on or before the end of the lease term.  If the Company does not purchase the equipment, it is returned to the lessor.  Two leases obligate the Company to pay a guaranteed residual not to exceed 35% of the original equipment cost.  The Company is accruing the liability for both leases, which is not expected to exceed $190,000 in the aggregate.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Fiscal Year
2010	$1,087
2011	958
2012	463
2013	424
2014	436
Thereafter	3,665
Total future minimum rental payments	$7,033

Total rent expense for all operating leases amounted to approximately $765,000, $767,000 and $1,068,000 in fiscal years 2009, 2008 and 2007, respectively.

10.  Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	December 31, 2009		December 31, 2008		December 31, 2007
	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues
Texas Department of Transportation ("TXDOT")	$81,599	20.9%	$162,041	39.2%	$201,073	65.7%
Nevada Department of Transportation ("NDOT")	92,137	23.6%	88,159	21.3%	*	*
North Texas Tollroad Authority ("NTTA")	52,183	13.4%	*	*	*	*
* represents less than 10% of revenues

At December 31, 2009, TXDOT ($15.7 million) and UDOT ($15.3 million) each owed balances greater than 10% of contracts receivable.

11.  Equity Offerings

In December 2007, the Company completed a public offering of 1.84 million shares of its common stock at $20.00 per share. The Company received proceeds, net of underwriting discounts, commissions and offering expenses of approximately $34.5 million.  From the proceeds of the offering, the Company repaid the portion of its Credit Facility that was used in its acquisition of its interest in RHB. The remainder of the offering proceeds was used for working capital purposes.

In December 2009, the Company completed a public offering of 2.76 million shares of its common stock at $18.00 per share.  The Company received proceeds of $46.8 million, net of underwriting discounts, commissions and direct offering expenses.  The Company used the proceeds to replenish, for the most part, its cash and short-term investments used to acquire its interest in RLW.

12.  Acquisition and non-controlling interests

Ralph L. Wadsworth Construction Company, LLC (“RLW”)

On December 3, 2009, we completed the acquisition of privately-owned RLW, a Utah limited liability company which is headquartered in Draper, Utah, near Salt Lake City. RLW is a heavy civil construction business focused on the construction of bridges and other structures, roads and highways, and light and commuter rail projects, primarily in Utah, with licenses to do business in surrounding states. We paid approximately $63.9 million to acquire 80% of the equity interests in RLW.

RLW’s largest customer is UDOT, which is responsible for planning, constructing, operating and maintaining the 6,000 miles of highway and over 1,700 bridges that make up the Utah state highway system. RLW strives to provide efficient, timely and profitable execution of construction projects, with a particular emphasis on structures and innovative construction methods. RLW has significant experience in obtaining and profitably executing “design-build” and “CM/GC” (construction manager/general contractor) projects. We believe that design-build, CM/GC and other alternative project delivery methods are increasingly being used by public sector customers as alternatives to the traditional fixed unit price low bid process. Since its founding in 1975, RLW has experienced profitable growth, capitalizing on high-quality execution of projects and strong customer relationships.

A portion ($4.5 million) of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers. The cash portion of the purchase price was funded from the Company’s available cash and short-term investments.

The non-controlling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW ("the Put") and, concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company ("the Call"), in 2013. The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The non-controlling interests, including the Put, were recorded at their estimated fair value at the date of acquisition as "Non-controlling interests in subsidiary” in the accompanying consolidated balance sheet.

Annual interest will be accredited for the Put of the non-controlling interests based on the Company’s borrowing rate under its Credit Facility plus two percent. Any other changes to the estimated fair value of the Put will be reported as income or expense in the consolidated statement of income.

The purchase agreement restricts the sellers from competing against the business of the Company and its subsidiaries and from soliciting their employees for a period of four years after the closing of the purchase.

The following table summarizes the initial allocation of the purchase price for RLW (in thousands):

Assets acquired and liabilities assumed -
Current assets, including cash of $3,370	$43,053
Current liabilities	(31,953)
Working capital acquired	11,100
Property and equipment	11,212
Total tangible net assets acquired at fair value	22,312
Goodwill	57,513
Total consideration	79,825
Fair value of non-controlling owners' interest in RLW, including Put	(15,965)
Cash paid	$63,860

The consideration effectively transferred and goodwill have been reduced by $0.8 million from that initially reported for certain items under the terms of the purchase agreement.  The purchase price allocation has not been finalized due to the short time period between the acquisition date and the date of the financial statements. A preliminary analysis of the assets acquired indicates that there are no separately identifiable intangible assets. The nature and amount of any other material adjustments ultimately made to the initial allocation of the purchase price will be disclosed when determined. The goodwill is deductible for tax purposes over 15 years.

The operations of RLW are included in the accompanying consolidated statements of operations and cash flows for the month of December 2009. Supplemental information on an unaudited pro forma combined basis, as if the RLW acquisition had been consummated at the beginning of 2008, is as follow (in thousands, except per share amounts):

	2009 (unaudited)	2008 (unaudited)
Revenues	$546,747	$541,196
Net income attributable to Sterling common stockholders	$43,475	$28,054
Diluted net income per share attributable to Sterling common stockholders	$3.14	$2.05

For the eleven months ended November 30, 2009, RLW had unaudited revenues of approximately $155.9 million and unaudited income before taxes of approximately $37.9 million. The profitability of RLW for the eleven month period was higher than what is expected to continue due to some unusually high margin contracts and may not be indicative of future results of operations. We purchased RLW based on an assumed sustainable trailing twelve month EBITDA (earnings before interest, tax, depreciation and amortization) of approximately $15 million to $20 million with the expectation of further future growth.  At December 31, 2009, RLW had a backlog of approximately $303 million.

Road and Highway Builders, LLC (“RHB”)

On October 31, 2007, the Company purchased a 91.67% interest in RHB and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  These entities were affiliated through common ownership and have been included in the Company's consolidated results since the date of acquisition.

RHB is a heavy civil construction business located in Reno and Las Vegas, Nevada that builds roads, highways and bridges for local and state agencies in Nevada.  RHB also has a highway contract it is performing in Hawaii. Its assets consisted of construction contracts, road and bridge construction and aggregate mining machinery and equipment, and a parcel of land with improvements. RHB Inc’s sole asset is its right as a co-lessee with RHB under a long-term, royalty-based lease of a Nevada quarry and during 2008 it began mining aggregates for use in RHB’s construction business and for sale to third parties.

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

Ten percent of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers. The escrow was released in full during 2009.

The non-controlling interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company has the right to require that the owner sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of the subsidiary's EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2008, 2009 and 2010.

At the date of acquisition, the difference between the non-controlling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the Put, was recorded as Non-controlling owner's interest in subsidiary and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($206,000 and $199,000 for the years ended December 31, 2009 and 2008, respectively) has been accreted  on the Put and included in the non-controlling interest in the balance sheet based on the discount rate used to calculate the fair value. Any other changes to the estimated fair value of the Put related to this non-controlling interest will be recorded as a corresponding change in additional paid-in-capital as this acquisition was made prior to a change in accounting for non-controlling interests, which became effective January 1, 2009.

Based on RHB's operating results for 2008 and management's estimates of such results for 2009 and 2010, the Company revised its estimate of the fair value of the non-controlling interest at December 31, 2008 and recorded a reduction in the related liability and increased paid-in-capital by $607,000 at that date.  Management determined that no revision to such fair value was required at December 31, 2009

The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

Changes in non-controlling interests

The following table summarizes the changes in the non-controlling owners' interests in subsidiaries for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$6,300	$6,362
Fair value of non-controlling interest, including Put, related to purchase of RLW	15,965	--
Non-controlling owners' interest in earnings of subsidiaries	1,824	908
Accretion of interest on Put	206	199
Change in fair value of Put	--	(607)
Distributions to non-controlling interest owner	(408)	(562)
Balance, end of period	$23,887	$6,300

13.  Commitments and Contingencies

Employment Agreements:

Certain officers of the Company, the Chief Executive, Operating and Financial Officers, and officers of its subsidiaries have employment agreements which run through December 31, 2010, and provide for payments of annual salary, deferred salary, incentive bonuses and certain benefits if their employment is terminated without cause.

Self-Insurance:

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period as follows:

• Specific excess reinsurance coverage for medical and prescription drug claims per insured person in excess of $60,000 within a plan year with a maximum lifetime reimbursement of $2,000,000.

• Aggregate reinsurance coverage for medical and prescription drug claims within a plan year with a maximum of $1.0 million in excess of an aggregate deductible of $2.0 million.

For the twelve months ended December 31, 2009, 2008 and 2007, the Company incurred $2.1 million, $1.5 million and $1.6 million, respectively, in expenses related to this plan.

The Company and its subsidiaries, other than RLW, are also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.7 million per year.  The Company's policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date.  At December 31, 2009 and 2008, the Company had recorded an estimated liability of $1,174,000 and 1,092,000, respectively, which it believes is adequate for such claims based on its claims history and an actuarial study.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims. RLW has purchased insurance to cover its workers' compensation losses.

The Company obtains bonding on construction contracts through Travelers Casualty and Surety Company of America.  As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued.  The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.

Guarantees:

The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims, which in the past have not been material.

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a Director and Officer insurance policy that limits its exposure.  At December 31, 2009, the likelihood of incurring a payment obligation in connection with this guarantee is believed to be remote.

Litigation:

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor.  The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney's fees. While the Company has recorded this verdict as an expense in the accompanying consolidated financial statements, the Company intends to appeal this judgment as it believes, as a matter of law, that the jury erred in its decision.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company.

Purchase Commitments:

To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, most of the time, we obtain firm quotations from suppliers and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees.  As soon as we are advised that our bid is the lowest, we enter into firm contracts with most of our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs.

14.  Related Party Transactions

RLW has historically performed construction contracts for its non-controlling interest owners (who are also executive managers of RLW, including Mr. Kip Wadsworth who is also a member of the board of directors of the Company).  Such non-controlling interest owners are 18% owners of a privately-held renewable energy development company with which RLW has the first right to perform construction-management services for an estimated contract of between $5 million and $10 million.  The project, which will take approximately six to twelve months to complete, consists of the erection of 58 solar towers in California.

The non-controlling interest owners are also 100% owners of a Company with which RLW has a service agreement to provide monthly professional and other (accounting, payroll, reimbursement, computer and postage) services for approximately $40,000 per month.  The Company leases its main office for its Utah operations from a second company which is 100% owned by these owners for $215,040 annually plus common area maintenance charges of approximately $80,000 per year.  The office lease expires in 2022.  Also, the Company leases its equipment maintenance shop for its Utah operations from a third company, which is also 100% owned by those owners for $169,740 annually.  The shop lease expires in 2022.  Management has reviewed each of these transactions and believes the prices being charged to or by RLW are competitive with what third parties would charge or pay.

During 2009, one of the Company's subsidiaries started purchasing materials for specific contracts of that subsidiary from a company owned by a member of management of that subsidiary.  The purchases amount to approximately $9.3 million in 2009.  In addition, a deposit of $1.6 million had been made at December 31, 2009, for delivery of such material in 2010.  A member of senior management of the Company reviews all such purchases before they are transacted.

In July 2001, Robert Frickel was elected to the Board of Directors. He is President of R.W. Frickel Company, P.C., an accounting firm that performs certain tax services for the Company. Fees paid or accrued to R.W. Frickel Company for 2009, 2008 and 2007 were $42,000, $39,700 and $63,600, respectively.

In July 2005, Patrick T. Manning, the Company's Chief Executive Officer, married the sole beneficial owner of two companies, both of which were women-owned business enterprises and provided materials and services to the Company and to other contractors.  In 2008 and 2007, the Company paid approximately $0.4 million and $1.7 million, respectively, to these companies for materials and services.  In late 2008, the Company stopped making purchases from these companies.

15.  Capital Structure

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

16.  Quarterly Financial Information (Unaudited)

	Fiscal 2009 Quarter Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$94,866	$120,375	$103,929	$71,677	$390,847
Gross profit	11,811	18,579	16,542	7,437	54,369
Income before income taxes and non-controlling interest	8,785	14,791	13,041	1,178	37,795
Net income attributable to Sterling common stockholders	$5,565	$9,285	$8,092	$762	$23,704
Net income attributable to Sterling common stockholders per share, basic:	$0.42	$0.70	$0.61	$0.04	$1.77
Net income attributable to Sterling common stockholders per share, diluted:	$0.41	$0.68	$0.59	$0.03	$1.71

	Fiscal 2008 Quarter Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$84,926	$106,728	$114,148	$109,272	$415,074
Gross profit	8,101	11,740	12,572	9,559	41,972
Income before income taxes and non-controlling interest	4,800	8,278	9,591	6,330	28,999
Net income attributable to Sterling common stockholders	$3,117	$5,140	$5,978	$3,831	$18,066
Net income attributable to Sterling common stockholders per share, basic:	$0.24	$0.39	$0.46	$0.29	$1.38
Net income attributable to Sterling common stockholders per share, diluted:	$0.23	$0.37	$0.44	$0.28	$1.32

Exhibit Index

Number	Exhibit Title
2.1
Purchase Agreement by and among Richard H. Buenting, Fisher Sand & Gravel Co., Thomas Fisher and Sterling Construction Company, Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit number 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

2.2
Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8 K, filed on December 3, 2009 (SEC File No. 1-31993))

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.0 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 10, 2009 (SEC File No. 1-31993)).

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 333-129780)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 01-31993)).
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

10.5
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on November 9, 2009 (SEC File No. 01-31993)).

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

10.11#*	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
10.12#*	Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth and Kip L. Wadsworth.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                                   State of Incorporation
Texas Sterling Construction Co.                                                    Delaware
Road and Highway Builders, LLC                                                  Nevada
Road and Highway Builders Inc.                                                   Nevada
Road and Highway Builders of California, Inc.                            California
Ralph L. Wadsworth Construction Company, LLC                    Utah

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

# Management contract or compensatory plan or arrangement.

*  Filed herewith.