Form 10-K/A
period 2009-12-31
STERLING CONSTRUCTION CO INC
filed 2010-03-18
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the "Original Filing") is being filed (a) to correct the information contained in the Exhibit List under Item 15 and the Exhibit Index regarding Exhibit Number 10.11; (b) to file Exhibit Number 10.12, which was inadvertently omitted from the Original Filing; and (c) to correct certain exhibit text.  No other changes have been made to the Original Filing.

__________________
Item 15.  Exhibits and Financial Statement Schedules

                The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements.

                Reports of the Company’s Independent Registered Public Accounting Firm

                Consolidated Balance Sheets at December 31, 2009 and 2008

                Consolidated Statements of Operations at December 31, 2009, 2008 and 2007

               Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2009, 2008 and 2007

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

10.4
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K Amendment No. 1, filed on November 21, 2007 (SEC File No. 01-31993)).

10.5
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K Amendment No. 1, filed on November 21, 2007 (SEC File No. 01-31993)).

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (SEC File No. 1-31993))

10.12#*	Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth Construction Company, LLC and Kip L. Wadsworth.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                                             State of Incorporation
Texas Sterling Construction Co.                                                               Delaware
Road and Highway Builders, LLC                                                             Nevada
Road and Highway Builders Inc.                                                               Nevada
Road and Highway Builders of California, Inc.                                       California
Ralph L. Wadsworth Construction Company, LLC                                Utah

23.1+	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.0+
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

#     Management contract or compensatory plan or arrangement.
*     Filed herewith.
+     Previously filed with the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        Sterling Construction Company, Inc.

Dated:  March 18, 2010                               By:  /s/ James H. Allen, Jr.

                                                                        Name:  James H. Allen, Jr.

                                                                        Title:  Chief Financial Officer
                                                                                  (duly authorized officer)

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

10.4
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1, filed on November 21, 2007 (SEC File No. 01-31993)).

10.5
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1, filed on November 21, 2007 (SEC File No. 01-31993)).

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (SEC File No. 1-31993))

10.12#*	Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth Construction Company, LLC and Kip L. Wadsworth.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                                             State of Incorporation
Texas Sterling Construction Co.                                                               Delaware
Road and Highway Builders, LLC                                                             Nevada
Road and Highway Builders Inc.                                                               Nevada
Road and Highway Builders of California, Inc.                                       California
Ralph L. Wadsworth Construction Company, LLC                                Utah

23.1+	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.0+
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

#     Management contract or compensatory plan or arrangement.
*     Filed herewith.
+     Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.