Form 10-Q
period 2010-03-31
STERLING CONSTRUCTION CO INC
filed 2010-05-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At May 3, 2010, there were 16,097,698 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the three months ended March 31, 2010

PART I
Item 1           Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,867	$54,406
Short-term investments	48,634	39,319
Contracts receivable, including retainage	72,954	80,283
Costs and estimated earnings in excess of billings on uncompleted ontracts	5,654	5,973
Inventories	1,233	1,229
Deferred tax asset, net	161	127
Equity in construction joint ventures	2,671	2,341
Deposits and other current assets	5,875	5,510
Total current assets	184,049	189,188
Property and equipment, net	78,034	80,282
Goodwill	114,745	114,745
Other assets, net	1,583	1,526
Total assets	$378,411	$385,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,596	$32,619
Billings in excess of costs and estimated earnings on uncompleted contracts	33,380	31,132
Current maturities of long-term obligations	73	73
Income taxes payable	443	351
Other accrued expenses	10,161	11,135
Total current liabilities	76,653	75,310
Long-term liabilities:
Long-term debt, net of current maturities	30,391	40,409
Deferred tax liability, net	15,741	15,369
Total long-term liabilities	46,132	55,778

Commitments and contingencies

Non-controlling owners' interest in subsidiaries	23,084	23,887

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 16,092,098 and 16,081,878 shares issued and outstanding	160	160
Additional paid-in capital	198,064	197,898
Retained earnings	34,318	32,708
Total Sterling common stockholders’ equity	232,542	230,766
Total liabilities and stockholders’ equity	$378,411	$385,741

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues	$86,157	$94,866
Cost of revenues	77,908	83,055
Gross profit	8,249	11,811
General and administrative expenses	(5,464)	(3,214)
Other income	31	85
Operating income	2,816	8,682
Gain on sale of securities	417	2
Interest income	202	159
Interest expense	(297)	(58)
Income before income taxes and earnings attributable to the non-controlling interests	3,138	8,785
Income tax expense	(858)	(2,919)
Net income	2,280	5,866
Less: Net income attributable to the non-controlling interests of subsidiaries	(728)	(301)
Net income attributable to Sterling common stockholders	$1,552	$5,565

Net income per share attributable to Sterling common stockholders:
Basic	$0.10	$0.42
Diluted	$0.09	$0.41

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,087,808	13,188,266
Diluted	16,532,581	13,715,629

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2010
(Amounts in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 1, 2010	16,082	$160	$197,898	$32,708	$230,766

Net income attributable to Sterling common stockholders	--	--	--	1,552	1,552

Change in unrealized gain on available-for-sale securities, net of tax	--	--	--	58	58

Stock issued upon option and warrant exercises	10	--	24	--	24

Amortization of restricted stock	--	--	100	--	100

Stock-based compensation expense	--	--	42	--	42

Balance at March 31, 2010	16,092	$160	$198,064	$34,318	$232,542

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Net income attributable to Sterling common stockholders	$1,552	$5,565
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	58	(67)
Comprehensive income attributable to Sterling common stockholders	$1,610	$5,498

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows provided by operating activities:
Net income attributable to Sterling common stockholders	$1,552	$5,565
Plus: Net income attributable to non-controlling interests	728	301
Net income	2,280	5,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,972	3,603
Gain on sale of property and equipment	(31)	(89)
Gain on sale of securities	(417)	(2)
Deferred tax expense	283	2,158
Stock-based compensation expense	142	139
Interest expense accreted on non-controlling interest	292	51
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	7,329	(9,559)
(Increase) decrease in costs and estimated earnings
in excess of billings on uncompleted contracts	319	(1,620)
(Increase) decrease in other current assets	(809)	(125)
Increase (decrease) in accounts payable	(23)	(64)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,248	5,047
Increase (decrease) in other accrued expenses	(883)	(350)
Net cash provided by (used in) operating activities	14,702	5,055
Cash flows from investing activities:
Additions to property and equipment	(1,647)	(1,598)
Proceeds from sale of property and equipment	31	125
(Issuance) of note receivable	--	(350)
Purchases of short-term investments	(18,100)	(6,405)
Proceeds from sales of short-term investments	9,293	10,995
Net cash provided by (used in) investing activities	(10,423)	2,767
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	30,000	50,000
Cumulative daily reductions – Credit Facility	(40,000)	(55,000)
Repayments under long-term obligations	(18)	(18)
Distribution of earnings to non-controlling interest	(1,824)	(408)
Issuance of common stock pursuant to the exercise of options and warrants	24	11
Net cash provided by (used in) financing activities	(11,818)	(5,415)
Net increase (decrease) in cash and cash equivalents	(7,539)	2,407
Cash and cash equivalents at beginning of period	54,406	55,305
Cash and cash equivalents at end of period	$46,867	$57,712

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25	$13
Cash paid during the period for taxes	--	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 (UNAUDITED)

1.           Basis of Presentation
Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for activities including excavating, concrete and asphalt paving, construction of bridges and similar large structures, pipe and rail installation, concrete and asphalt batch plant operations, concrete crushing and aggregates operations. We purchase the necessary materials for our contracts and perform the majority of the work required by our contracts with our own crews and equipment.

For a more detailed discussion of the Company's business, readers of this Report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and the sections of this Report entitled “Backlog at March 31, 2010 and “Our Markets” under Item 2.

The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50% (see Note 7 for accounting for construction joint ventures where the Company does not have a controlling interest.)

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2010 and the results of operations and cash flows for the periods presented.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain amounts relating to non-controlling interests on the 2009 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.           Critical Accounting Policies

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

Segment Reporting

Sterling operates in one segment, heavy civil construction, through its subsidiaries that specialize in the building, reconstruction and repair of transportation and water infrastructure in large and growing population markets in Texas, Utah and Nevada and other states where we see contracting opportunities.

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

• The nature of the production processes — our heavy civil construction services rendered in the construction production process on each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

• The type or class of customer for products and services — substantially all of our customers are federal and state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.

• The methods used to distribute products or provide services — the heavy civil construction services rendered on our projects are performed, in the majority, with our own field work crews (laborers, equipment operators and supervisors) and equipment (backhoes, loaders, dozers, graders, cranes, pug mills, crushers, and concrete and asphalt plants).

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

The economic characteristics of our local offices are similar. While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our chief operating decision maker or our office management based on office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed-unit or negotiated lump-sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Other Critical Accounting Policies

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

• construction revenue recognition
• contracts and retainage receivables
• inventories
• goodwill and long-lived assets • segment reporting • construction joint ventures
• income taxes
• self-insurance; and
• stock-based compensation

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to such significant accounting policies since December 31, 2009.

3.           Recent Accounting Pronouncements

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard became effective in the first quarter of 2010 and could have the effect of requiring us to consolidate joint ventures in which we have a non-controlling variable interest. At March 31, 2010, we had no participation in a joint venture where we had a material non-controlling variable interest.

4.            Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  We had one mortgage outstanding at March 31, 2010 and December 31, 2009.  This mortgage was accruing interest at 3.50% at both of those dates and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At March 31, 2010 and December 31, 2009 the carrying value of the mortgage was $464,000 and $482,000, respectively, and the fair value of the mortgage was approximately $416,000 and $431,000, respectively.

5.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2010 approximately $1.0 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  The Company classifies short-term investments, other than certificates of deposit with remaining maturity of 90 days or less at purchase, as securities available for sale.  At March 31, 2010 and December 31, 2009, the Company had short-term investments as follows (in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Fixed income mutual funds	$46,505	$46,505	$--	$--

Total securities available-for-sale	$46,505	$46,505	$--	$--

Certificates of deposit with original maturities between 90 and 365 days	2,129

Total short-term investments	$48,634

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Fixed income mutual funds	$35,055	$35,055
Exchange traded funds	2,339	2,339	$--	$--

Total securities available-for-sale	$37,549	$37,549	$--	$--

Certificates of deposit with original maturities between 90 and 365 days	1,770

Total short-term investments	$39,319

Description of the inputs used to value the above securities are shown below:

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

The pre-tax gains realized on short-term investment securities during the three months ended March 31, 2010 and 2009 were $417,000 and $2,000, respectively, included in gain on sale of securities in the accompanying statements of income.  There was also a $462,000 and $373,000 of pre-tax unrealized gain on short-term investments as of March 31, 2010 and December 31, 2009, respectively, included in accumulated other comprehensive income in stockholders' equity as the gains and losses may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss. For the three months ended March 31, 2010 and 2009, the Company earned interest income of $202,000 and $159,000, respectively, on its cash, cash equivalents and short-term investments.

6.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

7.           Construction Joint Ventures

We participate in various construction joint venture partnerships.  Our agreements with our joint venture partners provide that each venture partner will receive its share of net income and assume and pay its share of any losses resulting from a project.  If one of our venture partners is unable to pay its share of losses, we would be fully liable for those losses under our contract with the project owner.  Circumstances that could lead to a loss under our joint venture arrangements beyond our ownership interest include a venture partner's inability to contribute additional funds required by the venture or additional costs that we could incur should a venture partner fail to provide the services and resources toward project completion that it committed to in the joint venture agreement and the contract with the customer.

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

We account for our share of the operations of construction joint ventures, where we are a non-controlling venture partner, on a pro rata basis in the consolidated statements of operations and as a single line item in the consolidated balance sheets.  The total combined assets, liabilities, revenues and net income of joint ventures in which the Company has a non-controlling interest and the Company's share of such accounts included in the Company's consolidated financial statements as of and for the three months ended March 31, 2010 are shown below (in thousands):

Total Combined -	2010
Current assets	$41,077
Less Liabilities	(32,321)
Net assets	$8,756

Revenues	$32,131
Net income	2,640

Sterling's interest -
Share of revenues	$4,017
Share of net income	331

Sterling's equity in net assets of joint ventures	$2,671

8.           Property and Equipment, stated at cost (in thousands):

	March 31, 2010	December 31, 2009
Construction equipment	$107,132	$105,085
Transportation equipment	13,644	13,472
Buildings	4,699	4,699
Office equipment	919	892
Construction in progress	759	471
Land	2,916	2,916
Water rights	200	200
	130,269	127,735
Less accumulated depreciation	(52,235)	(47,453)
	$78,034	$80,282

Construction in progress at March 31, 2010 and December 31, 2009 consists primarily of expenditures for new maintenance shop facilities.

9.             Acquisition and non-controlling interests

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

RLW’s largest customer is UDOT, which is responsible for planning, constructing, operating and maintaining the 6,000 miles of highway and over 1,700 bridges that make up the Utah state highway system. RLW strives to provide efficient, timely and profitable execution of construction projects, with a particular emphasis on structures and innovative construction methods. RLW has significant experience in obtaining and profitably executing “design-build” and “CM/GC” (construction manager/general contractor) projects. We believe that design-build, CM/GC and other alternative project delivery methods are increasingly being used by public sector customers as alternatives to the traditional fixed unit price, low bid process. Since its founding in 1975, RLW has experienced profitable growth, capitalizing on high-quality execution of projects and strong customer relationships.

The cash portion of the purchase price was funded from the Company’s available cash and short-term investments.  A portion ($4.5 million) of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers.

The non-controlling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW ("the Put") and, concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company ("the Call"), in 2013. The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The non-controlling interests, including the Put, were recorded at their estimated fair value at the date of acquisition as "Non-controlling interests in subsidiary” in the accompanying consolidated balance sheet. Annual interest expense is accreted on the Put based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion, included in "Non-controlling owners' interest in subsidiaries" and "Interest expense" in the accompanying condensed consolidated financial statements, amounted to $202,000 for the three months ended March 31, 2010.

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

The operations of RLW are included in the accompanying consolidated statements of income and cash flows for the three months ended March 31, 2010. Supplemental information on an unaudited pro forma combined basis, as if the RLW acquisition had been consummated at the beginning of 2009, is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010 (unaudited)	2009 (unaudited)
Revenues	$86,157	$119,003
Net income attributable to Sterling common stockholders	1,552	8,512
Diluted net income per share attributable to Sterling common stockholders	$0.09	$0.62

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

At the date of acquisition, the difference between the non-controlling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the Put, was recorded as Non-controlling owner's interest in subsidiary and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($90,000 and $51,000 for the three months ended March 31, 2010 and 2009, respectively) has been accreted on the Put and included in the "Non-controlling owners' interest in subsidiaries" and "Interest expense" in the accompanying condensed consolidated financial statements based on the discount rate used to calculate the fair value. Any other changes to the estimated fair value of the Put related to this non-controlling interest will be recorded as a corresponding change in additional paid-in-capital as this acquisition was made prior to a change in accounting for non-controlling interests, which became effective January 1, 2009.  Management determined that no revision to such fair value was required for the three months ended March 31, 2010 and 2009.

The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

Changes in non-controlling interests

The following table summarizes the changes in the Non-controlling owners' interests in subsidiaries for the years ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$23,887	$6,300
Non-controlling owners' interest in earnings of subsidiaries	729	301
Accretion of interest on Puts	292	51
Distributions to non-controlling interest owners	(1,824)	(408)
Balance, end of period	$23,084	$6,244

10.           Litigation

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor. The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees, which are not currently determinable. While the Company recorded the verdict amount as an expense in its results of operations in the fourth quarter of 2009, the Company has filed an appeal of this judgment as it believes, as a matter of law, that the jury erred in its decision.

11.           Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the first quarter of 2010 and 2009 (in thousands, except per share data):

	2010	2009
Numerator:
Net income attributable to Sterling common stockholders	$1,552	$5,565

Denominator:
Weighted average common shares outstanding — basic	16,088	13,188
Shares for dilutive stock options and warrants	445	528
Weighted average common shares outstanding and assumed conversions — diluted	$16,533	$13,716

Basic net income per share attributable to Sterling commonstockholders	$0.10	$0.42

Diluted net income per share attributable to Sterling commonstockholders	$0.09	$0.41

For the three months ended March 31, 2010 and 2009 there were 82,000 and 121,507 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

12.           Stock-Based Compensation Plans and Warrants

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

The discussion of Stock Options and Warrants in the Notes to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be referred to for additional information regarding the stock-based incentive plans.

For the quarters ended March 31, 2010 and 2009, we recorded stock-based compensation expense of  $142,000, respectively (including $100,000 and $93,000, respectively, related to restricted stock grants to non-employee directors and certain employees).  Unrecognized compensation expense related to stock options at March 31, 2010 and 2009 was $114,000 and $290,000, respectively, to be recognized over a weighted average period of approximately 1.3 and 1.5 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the three months ended March 31, 2010 and 2009 were approximately $24,000 and $11,000, respectively.  No options were granted in the three months ended March 31, 2010 or 2009.

Unrecognized compensation expense related to restricted stock awards at March 31, 2010 and 2009 was $207,000 and $270,000, respectively, to be recognized over a weighted average period of 2.1 and 2.5 years, respectively.  In May 2009, the seven non-employee directors of the Company were each granted 2,800 shares of restricted stock, at the market price on the date of grant of $17.86, which will be recognized ratably over the one year restriction period.  In March 2009, several key employees were granted an aggregated total of 8,366 shares of restricted stock at $17.45 per share, resulting in an expense of $146,000 to be recognized ratably over the five year restriction period.  At March 31, 2010, there were 343,158 shares covered by outstanding restricted stock and stock options and 314,412 shares covered by outstanding stock warrants.  Of these, 49,927 shares of restricted stock and stock options were unvested and zero warrants were unvested.

13.           Income Taxes

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2006. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at March 31, 2010 or 2009.

Current income tax expense represents federal and state taxes based on income or a component thereof.

The income tax provision for the three months ended March 31, 2010 and 2009 differs from the amount using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	2010	%	2009	%
Tax expense at the federal statutory rate	$1,098	35.0%	$3,075	35.0%
State income tax expense, net of federal benefit	43	1.4	29	0.3
Taxes on subsidiaries' earnings attributable to non-controlling interests	(253)	(8.1)	(105)	(1.2)
Tax benefits of Domestic Production Activities Deduction	(44)	(1.4)	(80)	(0.9)
Other permanent differences	14	0.4	--	--
Income tax expense	$858	27.3%	$2,919	33.2%

As a result of the Company’s detailed analysis, management has determined that the Company does not have any material uncertain tax positions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future, " "intend," "may," "plan," "potential," "predict," "project," "should, " "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

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

• adverse economic conditions in our markets in Texas, Utah and Nevada; and

• changes to various environmental laws and regulations relating to management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water.

Stockholders and potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

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

Overview

We are a leading heavy civil construction company that operates in one segment, heavy civil construction, through its subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah and Nevada. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations and concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

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

For a more detailed discussion of the Company's business, readers of this report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Material Changes in Financial Condition

At March 31, 2010, there had been no material changes in the Company’s financial condition since December 31, 2009.

Backlog at March 31, 2010

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. We deduct from backlog the revenues earned on each project during the applicable fiscal period. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives.  Backlog includes $59 million applicable to consolidated joint ventures where we have a controlling interest and $133 million where we have a non-controlling interest.

At March 31, 2010, our backlog was $618 million as compared to $648 million as of December 31, 2009 and $385 million at March 31, 2009.  Our backlog at March 31, 2010 included approximately $64 million of expected revenues for which the contracts had not yet been officially awarded or finalized as to price. Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition. Consolidated and Utah backlog include RLW's $192 million share of the estimated revenues related to joint ventures in which RLW is a participant.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

At March 31, 2010, our backlog of construction projects included $300 million of our newly acquired operations in Utah. Excluding our Utah operations, our backlog at March 31, 2010, was $318 million as compared to $344 million at December 31, 2009 and $385 million at March 31, 2009.

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

• We are also seeing some new out-of-state competitors bidding on large transportation projects; thus, adding to the competitive environment.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes, tolls collected and other highway related taxes. In addition, the federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  The SAFETEA-LU bill expired on September 30, 2009 and the federal government rescinded $8.5 billion of the funding previously committed to be provided to the states in 2009, with interim financial assistance being extended on a month-to-month basis, at approximately 70% of the prior year SAFETEA-LU levels. We believe the lack of visibility in federal funding has negatively impacted the states’ highway and bridge construction awards and expenditures through March 2010.

On March 17, 2010, the Hiring Incentives to Restore Employment (“HIRE”) Act extended funding through December 31, 2010 at SAFETEA-LU levels, transferred $19.5 billion into the highway trust fund and restored the amount previously rescinded. The HIRE Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long term, a multi-year bill with adequate funding still needs to be adopted to enable the states to know that funding will be available to award large, two to four-year highway and bridge contracts.

In the fall of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, they have not yet been resolved and we are unable to predict when or on what terms the federal government might ultimately enact multi-year legislation similar to the SAFETEA-LU bill.

Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

These and other factors have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at March  31, 2010 and the lower anticipated margin bid on some projects the Company has recently been awarded and has started or expects to start work on them in 2010, we currently anticipate that the Company’s net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and net income will return to levels more consistent with historical levels. However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in a sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Our Markets” below for a more detailed discussion of our markets and their funding sources.

Results of Operations

The results of operations for the three months ended March 31, 2010 compared with three months ended March 31, 2009 are as follows (dollar amounts in thousands) (unaudited):

	Three months ended March 31,
	2010	2009	% change

Revenues	$86,157	$94,866	(9.2%)
Gross profit	8,249	11,811	(30.2%)
Gross margin	9.6%	12.5%	(23.2%)
General and administrative expenses, net	(5,464)	(3,214)	70.0%
Other income (loss)	31	85	(63.5%)
Operating income	2,816	8,682	(67.6%)
Operating margin	3.3%	9.2%	(64.1%)
Gain on sale of securities	417	2	NM
Interest income	202	159	27.0%
Interest expense	(297)	(58)	412.1%
Income before taxes	3,138	8,785	(64.3%)
Income taxes	(858)	(2,919)	(70.6%)
Net income	2,280	5,866	(61.1%)
Net income attributable to the non-controlling interests in earnings of subsidiaries	(728)	(301)	141.9%
Net income attributable to Sterling common stockholders	$1,552	$5,565	(72.1%)
Contract backlog, end of period	$618,000	$385,000	60.5%
NM – Not meaningful

Revenues

Revenues decreased $8.7 million for the three months ended March 31, 2010 as compared to the comparable 2009 period. The decrease in revenues was primarily due to the reduced number of crews working in the first quarter of 2010 as a result of the lower backlog discussed above and wetter weather than in the first quarter of 2009 offset by 2010 revenues from our operations in Utah which were acquired in December 2009. The wetter weather caused our crews and equipment to make less progress towards completion on our contracts than in 2009 and, thus, earn less revenues during the 2010 period.

During the third quarter of 2009, we began to reduce the number of our crews as a result of completing certain projects without a comparable increase in backlog. At March 31, 2010, our employees, excluding those of our Utah operations, totaled 896 versus 1,224 at March 31, 2009.  The lower crew level in the first quarter of 2010 resulted in lower revenues in that quarter.

Gross profit

At March 31, 2010, we had approximately 75 contracts-in-progress of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion. At March 31, 2010, our contracts in progress were on average at a more advanced stage of completion than were those in progress at the comparable 2009 period end.

As discussed above, revenues for the first quarter in our Texas and Nevada market have declined from the prior year as we completed projects without totally replacing them with new awards. This has resulted in idling of a portion of our equipment fleet and resulted in under absorption of the depreciation, repairs and maintenance, insurance and property taxes related to such equipment. The under absorption is included in cost of revenues and amounted to a reduction of gross profit of approximately $1.0 million for the three months ended March 31, 2010. Management has reviewed the individual pieces of such equipment and determined that it is the same or similar type and age of other equipment not idled and will be used when the market returns to a more normalized level of activity and, consequently, there is no impairment in value of such idle equipment.

Gross profit decreased by $3.6 million during the first three months of 2010 versus gross profit for the three months ended March 31, 2009.  Such decrease was due to less productivity on contracts-in-progress as a result of fewer crews and wetter weather; differences in the mix in the stage of completion and profitability of contracts during the period and unabsorbed equipment overhead offset by the gross profit earned by our Utah operations.  The gross margin of 9.6% during the 2010 period decreased from 12.5% in the 2009 period for the same reasons as the absolute gross profit amount decreased.

General and administrative expenses

General and administrative expenses increased by $2.3 million in the first quarter of 2010 over the comparable period in 2009.  The primary reasons for the higher G&A during the three months ended March 31, 2010 versus the comparable period in 2009 were G&A expenses of our Utah operations acquired in December 2009 and increases in compensation expense.  The increase in compensation expense in the first quarter of 2010 was due primarily to the hiring of talented project managers, who became available because of market conditions and are necessary to assure our future growth, and the reversal in the first quarter of 2009 of certain bonuses accrued at 2008 year-end that were not subsequently paid.  The reversal of such bonuses in the first quarter of 2009 reduced G&A expenses for that fiscal period as compared to 2010.

As a percent of revenues, G&A, was 6.3% and 3.4% for the three months ended March 31, 2010 and 2009.  Our Utah operations’ G&A in the 2010 period amounted to 1.7% of consolidated revenues. We have started to review the Company's and our Utah operations' G&A to reduce duplicative costs, but it is too soon after the acquisition to realize substantial savings from our review.  General and administrative expenses do not vary directly with the volume of work performed on contracts.

Gain on sale of securities

For the three months ended March 31, 2010, the Company realized $417,000 of gain on sale of securities, primarily as a result of selling certain securities, the assets of which are a crude oil commodity pool, discussed in Item 3.  At December 31, 2009, the unrealized gain on these securities was $242,000.

Income taxes

Our effective income tax rates for the first quarter of 2010 and 2009 were 27.3% and 33.2%, respectively, and varied from the statutory rate as a result of various permanent differences, primarily the portion of earnings of subsidiaries taxed to the non-controlling interest owners.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests increased by $0.4 million in the three months ended March 31, 2010 over 2009 because of the inclusion in 2010 of earnings of our Utah operations acquired in late 2009 offset by a decrease in earnings of our Nevada operations in the three months ended March 31, 2010 versus the comparable period in 2009. The latter decrease was the result of the market conditions discussed above under “Backlog at March 31, 2010."

Liquidity and Capital Resources

Cash Flows

The following table sets forth information about our cash flows for the three months ended March 31, 2010 and 2009 (amounts in thousands).

	2010	2009
Cash and cash equivalents (at end of period)	$46,867	$57,712

Net cash provided by (used in)
Operating activities	14,702	5,055
Investing activities	(10,423)	2,767
Financing activities	(11,818)	(5,415)
Supplementary information:
Capital expenditures	1,647	1,598
Working capital (at end of period)	$107,396	$98,924

Operating Activities.

Significant non-cash items for the three month periods included in operating activities are:

• depreciation and amortization, which for 2010 totaled $4.0 million, an increase of $0.4 million from 2009 as a result of depreciation of $0.6 million in 2010 on equipment purchased in the RLW acquisition in December, 2009 offset by lower depreciation in 2010 on remaining equipment;

• deferred tax expense was $0.3 million in 2010, mainly attributable to accelerated depreciation methods used on equipment for tax purposes and amortization for tax return purposes of goodwill arising in the acquisition of RHB and RLW.

Besides net income of $2.3  million and the non-cash items discussed above, other significant components of cash flows from operations are as follows:

• contracts receivable and cost and earnings in excess of billings decreased by $7.6 million in the current year due to lower receivables and amounts not yet billable in Texas and Nevada because of the decrease in revenues in 2010 partially offset by contract receivables and cost and earnings in excess of billings of our newly acquired Utah operations, as compared to an increase of $11.2  million in 2009, which was primarily due to an increase in revenues and a higher level of customer retentions than in 2008;

• deposits and other current assets increased by $0.4 million in the first quarter of 2010 primarily as a result of additional deposits made to a supplier to purchase materials for specific contracts for delivery in 2010. The supplier is owned by a member of management of a subsidiary and such deposits amounted to $3.0 million at March 31, 2010. A member of Sterling’s management reviews all transaction with such supplier before they are transacted.

• billings in excess of costs and estimated earnings on uncompleted contracts increased by $2.2 million in the first quarter of 2010 due to an increase in advance billings allowed on certain projects.

Investing Activities.

Expenditures for the replacement of certain equipment and to expand office and shop facilities totaled $1.6 million in the first three months of 2010, approximately the same amount as in the first quarter of 2009.

During the three months ended March 31, 2010 and 2009, the Company had net purchases of short-term securities of $8.8 million and net sales of $4.6 million, respectively.  This increase in 2010 is primarily due to cash generated by operations.

Financing Activities.

Financing activities in the first three months of 2010 primarily reflect a reduction of $10.0 million in borrowings under our $75.0 million Credit Facility as compared to a reduction of $5.0 million of borrowings in the comparable period in 2009.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

During the first quarter of 2010, we distributed $1.8 million of income earned in 2009 attributable to non-controlling interest owners of subsidiaries.

Liquidity

The level of working capital for our construction business varies due to fluctuations in:

• customer receivables and contract retentions;
• costs and estimated earnings in excess of billings;
• equity in construction joint ventures
• billings in excess of costs and estimated earnings;
• the size and status of contract mobilization payments and progress billings; and
• the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

As of March 31, 2010, we had working capital of $107 million, a decrease of $6.5 million over December 31, 2009 and an increase of $8.5 million over March 31, 2009. Increasing working capital is an important element in expanding our bonding capacity, which enables us to bid on larger and longer duration projects. The decrease in working capital in the three months ended March 31, 2010 was the result of the following (in millions):

Net income	$2.3
Depreciation	4.0
Deferred tax expense	0.3
Capital expenditures	(1.6)
Debt repayment	(10.0)
Distributions to non-controlling interest owners of subsidiaries	(1.8)
Other	0.3
Total decrease in working capital	$(6.5)

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

Sources of Capital

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2010, the aggregate borrowings outstanding under the Credit Facility were $30.0 million.  Also outstanding was a letter of Credit of $1.7 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $43.3 million without violating any of the financial covenants discussed in the next paragraph.

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
• Incur negative income for two consecutive quarters;
• Making investments in securities.

To date we have not experienced any difficulty in borrowing under our Credit Facility or any change in its terms and the Company was in compliance with all covenants under the Credit Facility as of March 31, 2010.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through March 31, 2011.

The unpaid principal balance of each prime-based loan bears interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the three months ended March 31, 2010 and 2009 was 3.25% for both periods.

At our election, the loans under the Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  Since the Credit Facility has been outstanding, we have not elected the LIBOR-based interest rate.

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

Where we are the successful bidder on a project, we generally execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than for operating leases as discussed in Note 9 to consolidated financial statements included in  the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our Markets

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

According to 2008 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 24.3 million people and a population growth of 17% from 2000 to 2008, approximately twice the 8% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of them is located. Utah, with a population of 2.7 million in 2008, was the third fastest growing state from 2000 to 2008, with an increase of 23%. Nevada had even more rapid growth, with the state’s population expanding 30% from 2.0 million people in 2000 to 2.6 million people in 2008. Texas, Utah and Nevada are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million and 4 million, respectively, by 2030.

According to a report prepared by FMI Corporation, U.S. highway infrastructure spending is estimated to increase by 5.4% in 2010 and 5.1% in 2011, and U.S. water infrastructure spending is estimated to increase by 2.8% in 2010 and 3.6% in 2011 over the preceding years.

State Highway Markets

Our highway and related bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009. The U.S. Department of Transportation budgeted $39.4 billion under SAFETEA-LU for federal highway financial assistance to the states for 2009 versus $37.4 billion for 2008 and $35.2 billion for 2007. Federal highway gasoline taxes, which tax rate has not increased since 1994, and other highway related tax revenues used to fund SAFETEA-LU were $7.5 billion less than expended for the federal government’s fiscal year ended September 30, 2009. Because the SAFETEA-LU bill expired on September 30, 2009, the federal government rescinded $8.5 billion of the funding previously committed to be provided to the states in 2009, with interim financial assistance for 2010 being extended on a month-to-month basis, at approximately 70% of the prior year SAFETEA-LU levels. We believe the lack of visibility in federal funding has negatively impacted the states’ highway and bridge construction awards and expenditures for 2010.

On March 17, 2010, the HIRE Act was enacted by the federal government and extended funding for highway and bridges through December 31, 2010 at SAFETEA-LU levels, transferred $19.5 billion into the highway trust fund and restored the amount previously rescinded. The Hire Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long-term, a multi-year bill with adequate funding still needs to be adopted to enable the states to know that funding will be available to award large, two to four-year highway and bridge contracts.

In the fall of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, we are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.

In February 2009, the American Recovery and Reinvestment Act, or federal economic-stimulus legislation, was enacted by the federal government that authorized $26.7 billion for highway and bridge construction. A significant portion of these funds were to be used for ready-to-go, quick spending highway projects for which contracts could be awarded quickly. The highway funds apportioned to Texas, Utah and Nevada approximated $2.7 billion under the federal economic-stimulus legislation, and the majority of such amount will be expended in 2009 through 2011.

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

In 2007, the voters of the State of Texas approved $5.0 billion for highway construction to be repaid out of the State's general funds and the budget for the biennium 2010-2011 includes $1.9 billion of proceeds from these bonds.  The estimated 2010 TXDOT lettings (contract awards) for transportation construction projects are approximately $4.0 billion, including stimulus funds and the portion of the general obligation bonds discussed above, versus approximately $3.5 billion of lettings in 2009 including stimulus funds.

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

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion; the Utah Governor’s recommendation for such spending in 2010 is approximately $600 million compared to approximately $700 million recommended in 2009. According to a report prepared by FMI Corporation, a construction industry consulting firm, road and bridge construction expenditures in Utah are estimated to gradually increase in the three years after 2010.

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

Competitive Environment

During the last quarter of 2008, the year 2009 and continuing into 2010, the bidding environment in our markets has been much more competitive because of the following:

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
• We are also seeing some new competitors from out-of-state bidding on large transportation projects; thus, adding to the competitive environment.

These factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected which are the primary funding sources for construction of highways and bridges.  Also, as discussed above, the federal government has not renewed the SAFETEA-LU bill, which expired September 30, 2009 and provided states with substantial funding for transportation infrastructure projects, and has been providing reduced federal financial assistance to the States on a month-to-month basis.  Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

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
Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at March 31, 2010 and the lower anticipated margin bid on some projects that we have recently been awarded and have started or expect to start work on in 2010, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for the full year 2010 will be substantially below the results we achieved for 2009.

While the bidding climate varies by locality, we continue to bid projects that fit our expertise and current criteria for potential revenues and gross margins after giving consideration to resource utilization, degree of difficulty in the projects, amount of subcontracts and materials and project competition. We do expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels; however, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in a sound financial condition and has the management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  At March 31, 2010, $30.0 million of outstanding indebtedness was at floating interest rates.  Based on our average long-term debt outstanding during the first three months of 2010, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $1,000 for that period.

To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we generally obtain firm price quotations from our suppliers, except for petroleum based products, and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts.  Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.  We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool. We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations. At March 31, 2010 and 2009, we had zero and $2.3 million invested in such securities. For the three months ended March 31, 2010 and 2009, the Company had a realized gain of $376,000 and a realized loss of $2,000, respectively, on these securities and unrealized losses of zero and $67,000, respectively. We will continue to evaluate this strategy and may increase or decrease our investment in these securities depending on our forecast of the diesel and gasoline fuel markets and our operational considerations. There can be no assurance that this strategy will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2010 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the first fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by guidance provided by the Securities and Exchange Commission, the scope of management's assessment of the effectiveness of the Company's internal controls over financial reporting as of March 31, 2010, did not include the internal controls of RLW which are included in the 2010 condensed consolidated financial statements.  The Company will include the RLW business in the scope of management's assessment of internal control over financial reporting by December 31, 2010.

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

Item 1A.          Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.             Defaults upon Senior Securities

None

Item 4.             Reserved by Securities and Exchange Commission

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

STERLING CONSTRUCTION COMPANY, INC.

Date:           May 10, 2010                                           By: /s/ Patrick T. Manning.
       Patrick T. Manning.
       Chairman and Chief Executive Officer

Date:           May 10, 2010                                           By: /s/ James H. Allen, Jr.
       James H. Allen, Jr.
       Senior Vice-President and Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2010
Exhibit Index

Exhibit No.	Description
*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith