Form 10-Q
period 2010-06-30
STERLING CONSTRUCTION CO INC
filed 2010-08-09
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At August 2, 2010, there were 16,199,588 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the six months ended June 30, 2010

PART I
Item 1           Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,823	$54,406
Short-term investments	60,204	39,319
Contracts receivable, including retainage	72,753	80,283
Costs and estimated earnings in excess of billings on uncompleted contracts	6,658	5,973
Inventories	1,292	1,229
Deferred tax asset, net	80	127
Receivables from and equity in construction joint ventures	4,607	2,341
Deposits and other current assets	5,672	5,510
Total current assets	188,089	189,188
Property and equipment, net	75,345	80,282
Goodwill	114,745	114,745
Other assets, net	1,605	1,526
Total assets	$379,784	$385,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,554	$32,619
Billings in excess of costs and estimated earnings on uncompleted contracts	31,146	31,132
Current maturities of long-term obligations	73	73
Income taxes payable	638	351
Other accrued expenses	11,343	11,135
Total current liabilities	77,754	75,310
Long-term liabilities:
Long-term debt, net of current maturities	25,373	40,409
Deferred tax liability, net	15,874	15,369
Total long-term liabilities	41,247	55,778

Commitments and contingencies
Non-controlling owners' interests in subsidiaries and joint ventures	24,006	23,887

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 16,145,288 and 16,081,878 shares issued and outstanding	161	160
Additional paid-in capital	198,335	197,898
Retained earnings	38,685	32,466
Accumulated other comprehensive income (loss)	(404)	242
Total Sterling common stockholders’ equity	236,777	230,766
Total liabilities and stockholders’ equity	$379,784	$385,741

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$116,865	$120,375	$203,022	$215,241
Cost of revenues	104,162	101,796	182,066	184,851
Gross profit	12,703	18,579	20,956	30,390
General and administrative expenses	(5,241)	(3,814)	(10,708)	(7,028)
Other income (expense)	(83)	(190)	(52)	(101)
Operating income	7,379	14,575	10,196	23,261
Gain on sale of securities	547	143	964	141
Interest income	483	118	685	277
Interest expense	(297)	(45)	(594)	(104)
Income before income taxes and earnings attributable to the non-controlling interests	8,112	14,971	11,251	23,575
Income tax expense	(2,263)	(5,021)	(3,121)	(7,939)
Net income	5,849	9,770	8,130	15,636
Less: Net income attributable to the non-nontrolling interests of subsidiaries and joint ventures	(1,182)	(485)	(1,911)	(786)
Net income attributable to Sterling common stockholders	$4,667	$9,285	$6,219	$14,850

Net income per share attributable to Sterling common stockholders:
Basic	$0.29	$0.70	$0.39	$1.12
Diluted	$0.28	$0.68	$0.38	$1.08

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,119,234	13,223,165	16,106,786	13,205,812
Diluted	16,542,667	13,730,182	16,540,081	13,721,776

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2010
(Amounts in thousands)
(Unaudited)

	Common Stock				Accumulated other
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	comprehensive income (loss)	Total
Balance at January 1, 2010	16,082	$160	$197,898	$32,466	$242	$230,766

Net income attributable to Sterling common stockholders	--	--	--	6,219	--	6,219

Change in unrealized gain on available-for-sale securities, net of deferred tax benefit	--	--	--	--	(646)	(646)

Stock issued upon option and warrant exercises	27	--	123	--	--	123

Amortization of restricted stock	--	--	214	--	--	214

Excess tax benefits from exercise of stock options	--	--	18	--	--	18

Stock-based compensation expense	36	1	82	--	--	83

Balance at June 30, 2010	16,145	$161	$198,335	$38,685	$(404)	$236,777

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Net income attributable to Sterling common stockholders	$6,219	$14,850
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(646)	3
Comprehensive income attributable to Sterling common stockholders	$5,573	$14,853

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows provided by operating activities:
Net income attributable to Sterling common stockholders	$6,219	$14,850
Plus: Net income attributable to non-controlling interests	1,911	786
Net income	8,130	15,636
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,103	6,968
Loss on sale of property and equipment	127	107
Gain on sale of securities	(964)	(141)
Deferred tax expense	945	4,311
Stock-based compensation expense	297	299
Interest expense accreted on non-controlling interest	584	103
Tax benefits from exercise of stock options	(18)	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	7,530	(14,220)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(685)	(1,551)
(Increase) decrease in equity investment in unconsolidated joint ventures	(2,266)	--
(Increase) decrease in other current assets	(482)	1,404
Increase (decrease) in accounts payable	1,935	12,626
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	14	5,891
Increase (decrease) in other accrued expenses	493	2,012
Net cash provided by (used in) operating activities	23,743	33,445
Cash flows from investing activities:
Additions to property and equipment	(3,605)	(3,913)
Proceeds from sale of property and equipment	465	350
(Issuance) of note receivable	--	(350)
Purchases of short-term investments	(77,451)	(26,074)
Proceeds from sales of short-term investments	56,536	25,112
Net cash provided by (used in) investing activities	(24,055)	(4,875)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	55,000	100,000
Cumulative daily reductions – Credit Facility	(70,000)	(105,000)
Repayments under long-term obligations	(36)	(37)
Distribution of earnings to non-controlling interest	(2,376)	(408)
Utilization of tax benefits from exercise of stock options	18	--
Issuance of common stock pursuant to the exercise of options and warrants	123	141
Net cash provided by (used in) financing activities	(17,271)	(5,304)
Net increase (decrease) in cash and cash equivalents	(17,583)	23,266
Cash and cash equivalents at beginning of period	54,406	55,305
Cash and cash equivalents at end of period	$36,823	$78,571

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32	$26
Cash paid during the period for taxes	$--	$1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 (Unaudited)

1.           Basis of Presentation
Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services, primarily to public sector clients, which include excavating, concrete and asphalt paving, construction of bridges and similar large structures, pipe and rail installation, concrete and asphalt batch plant operations, concrete crushing and aggregates operations. We purchase the necessary materials for our contracts and perform the majority of the work required by our contracts with our own crews and equipment.

For a more detailed discussion of the Company's business, readers of this Report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and the sections of this Report entitled “Backlog at June 30, 2010 and “Our Markets” under Item 2.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries with ownership interests of less than 50% (see Note 7 for accounting for construction joint ventures where the Company does not have a controlling interest.)

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2010 and the results of operations and cash flows for the periods presented.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations and the results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain amounts relating to non-controlling interests and related to accumulated other comprehensive income (loss) on the 2009 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

3.           Recent Accounting Pronouncements

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard became effective in the first quarter of 2010 and could have the effect of requiring us to consolidate joint ventures in which we have a non-controlling variable interest. At June 30, 2010, we had no participation in a joint venture where we had a material non-controlling variable interest.

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” regarding the disclosure requirements of existing U.S. GAAP related to fair value measurements.  This standard requires additional disclosures about recurring and non-recurring fair value measurements.  These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard did not impact our financial position, results of operations and cash flows for the six months ended June 30, 2010.

On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010.  We are currently awaiting guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements and cannot determine the extent of the impact at this time.

4.            Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable and long-term debt.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  We had one mortgage outstanding at June 30, 2010 and December 31, 2009.  This mortgage was accruing interest at 3.50% at both of those dates and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At June 30, 2010 and December 31, 2009 the carrying value of the mortgage was $446,000 and $482,000, respectively, and the fair value of the mortgage was approximately $401,000 and $431,000, respectively.

5.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2010 approximately $1.8 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  At June 30, 2010, cash and cash equivalents included $1.0 million of such accounts belonging to majority-owned joint ventures consolidated in these financial statements.

The Company classifies short-term investments, other than certificates of deposit with remaining maturity of 90 days or less at purchase, as securities available-for-sale.  At June 30, 2010 and December 31, 2009, the Company had short-term investments as follows (in thousands):

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Municipal bond mutual funds	$55,867	$55,867	$--	$--
Exchange traded funds	2,207	2,207

Total securities available-for-sale	$58,074	$58,074	$--	$--

Certificates of deposit with originalmaturities between 90 and 365 days	2,130

Total short-term investments	$60,204

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Municipal bond mutual funds	$35,055	$35,055	$--	$--
Exchange traded funds	2,494	2,494

Total securities available-for-sale	$37,549	$37,549	$--	$--

Certificates of deposit with originalmaturities between 90 and 365 days	1,770

Total short-term investments	$39,319

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

The pre-tax gains realized on short-term investment securities during the six months ended June 30, 2010 and 2009 were $964,000 and $141,000, respectively, included in gain on sale of securities in the accompanying statements of income.  There was also a $621,000 pre-tax unrealized loss and a $373,000 pre-tax unrealized gain on short-term investments available-for-sale as of June 30, 2010 and December 31, 2009, respectively, included in accumulated other comprehensive income (loss) in stockholders' equity as the gains and losses may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

For the six months ended June 30, 2010 and 2009, the Company earned interest income of $685,000 and $277,000, respectively, on its cash, cash equivalents and short-term investments.

6.           Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories consist of raw materials, such as broken concrete, millings, and quarried stone which are expected to be utilized in construction projects in the future.  The cost of inventory includes labor, trucking and equipment costs.

7.           Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract is limited to our stated percentage interest in the venture.  We have no significant commitments beyond completion of the contract with the customer.

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

If we have determined that we control the joint venture, we consolidate the joint venture in our consolidated financial statements and include the other venturers' interests in equity and net income of the joint venture in the line item:" Non-controlling owners' interests in subsidiaries and joint ventures".

We account for our share of the operations of construction joint ventures, where we are a non-controlling venture partner, on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  The total combined assets, liabilities, revenues and net income of joint ventures in which the Company has a non-controlling interest and the Company's share of such accounts included in the Company's consolidated financial statements as of and for the six months ended June 30, 2010 are shown below (in thousands):

Total Combined -	2010
Current assets	$65,028
Less current liabilities	(50,790)
Net assets	$14,238

Revenues	$98,663
Net income	8,124

Sterling's interest -
Share of revenues	$12,352
Share of net income	1,021

Sterling's receivables from and equity in net assets of construction joint ventures	$4,607

8.           Property and Equipment, stated at cost (in thousands):

	June 30, 2010	December 31, 2009
Construction equipment	$108,729	$105,085
Transportation equipment	13,800	13,472
Buildings	4,673	4,699
Office equipment	884	892
Construction in progress	834	471
Land	2,916	2,916
Water rights	200	200
	132,036	127,735
Less accumulated depreciation	(56,691)	(47,453)
	$75,345	$80,282

Construction in progress at June 30, 2010 and December 31, 2009 consists primarily of expenditures for new maintenance shop facilities.

9.             Non-controlling owners' interests

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

The non-controlling interests, including the Put, were recorded at their estimated fair value at the date of acquisition as "Non-controlling interests in subsidiary” in the accompanying consolidated balance sheets. Annual interest expense is accreted on the Put based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion, included in "Non-controlling owners' interests in subsidiaries and joint ventures" and "Interest expense" in the accompanying condensed consolidated financial statements, amounted to $405,000 for the six months ended June 30, 2010.

The following table summarizes the initial allocation of the purchase price for RLW (in thousands):

Tangible assets acquired and liabilities assumed -
Current assets, including cash of $3,370	$43,053
Current liabilities	(31,953)
Working capital acquired	11,100
Property and equipment	11,212
Total tangible net assets acquired at fair value	22,312
Goodwill	57,513
Total consideration	79,825
Fair value of non-controlling owners' interest in RLW, including Put	(15,965)
Cash paid	$63,860

The purchase price allocation has not been finalized due to the short time period between the acquisition date and the date of the financial statements, but will be computed by the end of fiscal year 2010. A preliminary analysis of the assets acquired indicates that there are no separately identifiable intangible assets. The nature and amount of any material adjustments ultimately made to the initial allocation of the purchase price will be disclosed when determined. The goodwill is deductible for tax purposes over 15 years. Any other changes to the estimated fair value of the Put will be reported as income or expense in the consolidated statements of income.

The operations of RLW are included in the accompanying consolidated statements of income and cash flows for the six months ended June 30, 2010. Supplemental information on an unaudited pro forma combined basis, as if the RLW acquisition had been consummated at the beginning of 2009, is as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30, 2010 (unaudited)	For the Six Months Ended June 30, 2009 (unaudited)
Revenues	$203,022	$267,582
Net income attributable to Sterling common stockholders	6,219	19,520
Diluted net income per share attributable to Sterling common stockholders	$0.38	$1.42

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

At the date of acquisition, the difference between the non-controlling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the Put, was recorded as "Non-controlling owner's interest in subsidiary" and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($179,000 and $103,000 for the six months ended June 30, 2010 and 2009, respectively) has been accreted on the Put and included in the "Non-controlling owners' interests in subsidiaries and joint ventures" and "Interest expense" in the accompanying condensed consolidated financial statements based on the discount rate used to calculate the fair value. Any other changes to the estimated fair value of the Put related to this non-controlling interest will be recorded as a corresponding change in additional paid-in-capital as this acquisition was made prior to a change in accounting for non-controlling interests, which became effective January 1, 2009.  Management determined that no revision to such fair value was required for the six months ended June 30, 2010 and 2009.

Changes in Non-controlling owners' interest

The following table summarizes the changes in the Non-controlling owners' interests in subsidiaries and joint ventures for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$23,887	$6,300
Non-controlling owners' interest in earnings of subsidiaries and jointventures	1,911	786
Accretion of interest on Puts	584	103
Distributions to non-controlling interest owners	(2,376)	(408)
Balance, end of period	$24,006	$6,781

10.           Litigation

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor. The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees, which are not currently determinable. While the Company recorded the verdict amount as an expense in its results of operations in the fourth quarter of 2009, the Company has filed an appeal of this judgment as it believes, as a matter of law, that the jury erred in its decision.  The Company had to post a bond of $1.3 million to cover the judgment and estimated court costs and attorney's fees pending the appeal, which may not be heard for two years.

11.           Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the three and six months ended June 30, 2010 and 2009, respectively (in thousands, except per share data):

	Three months ended June 30,
	2010	2009
Numerator:
Net income attributable to Sterling common stockholders	$4,667	$9,285

Denominator:
Weighted average common shares outstanding — basic	16,119	13,223
Shares for dilutive stock options and warrants	423	507
Weighted average common shares outstanding and assumed conversions — diluted	16,542	13,730

Basic net income per share attributable to Sterling commonstockholders	$0.29	$0.70

Diluted net income per share attributable to Sterling commonstockholders	$0.28	$0.68

For the three months ended June 30, 2010 and 2009 there were 119,407 and 96,007 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

	Six months ended June 30,
	2010	2009
Numerator:
Net income attributable to Sterling common stockholders	$6,219	$14,850

Denominator:
Weighted average common shares outstanding — basic	16,107	13,206
Shares for dilutive stock options and warrants	433	516
Weighted average common shares outstanding and assumed conversions — diluted	16,540	13,722

Basic net income per share attributable to Sterling commonstockholders	$0.39	$1.12

Diluted net income per share attributable to Sterling commonstockholders	$0.38	$1.08

For the six months ended June 30, 2010 and 2009 there were 95,307 and 96,007 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

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

We recorded stock-based compensation expense of $83,000 and $299,000 for the six-month periods ended June 30, 2010 and 2009, respectively,  For the quarters ended June 30, 2010 and 2009, we recorded stock-based compensation expense of  $41,000, and $160,000, respectively.  Unrecognized compensation expense related to stock options at June 30, 2010 and 2009 was $72,000 and $243,000, respectively, to be recognized over a weighted average period of approximately 0.9 and 1.5 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the six months ended June 30, 2010 and 2009 were approximately $123,000 and $141,000, respectively.  No options were granted in the six months ended June 30, 2010 or 2009.

We recorded $214,000 and $206,000 for the six-month periods ended June 30, 2010 and 2009, respectively, related to restricted stock grants to non-employee directors and certain employees discussed below.  For the quarters ended June 30, 2010 and 2009, we recorded $114,000 and $113,000, respectively, related to restricted stock grants to non-employee directors and certain employees.  Unrecognized compensation expense related to restricted stock awards at June 30, 2010 and 2009 was $663,000 and $507,000, respectively, to be recognized over a weighted average period of 2.5 and 1.7 years, respectively.  In May 2010 and 2009, the eight and seven non-employee directors of the Company were granted an aggregated total of 25,167 and 19,600 shares of restricted stock, respectively, at the market price on the date of grant of $15.89 and $17.86.  This will result in an expense of $400,000 and $350,000 to be recognized ratably over the one year restriction period.  In May 2010 and March 2009, several key employees were granted an aggregated total of 10,714 and 8,366 shares of restricted stock, respectively, at $15.89 and $17.45 per share, resulting in an expense of $170,000 and $146,000 to be recognized ratably over the five year restriction period.

At June 30, 2010, there were 284,560 shares covered by outstanding restricted stock and stock options and 314,412 shares covered by outstanding stock warrants.  Of these, 65,837 shares of restricted stock and stock options were unvested and zero warrants were unvested.

13.           Income Taxes

The Company and its subsidiaries file U.S. federal and various state income tax returns. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2006. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at June 30, 2010 or 2009.

The income tax expense in the accompanying condensed consolidated financial statements consist of the following for the six months and three months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Current tax expense	$1,601	$2,868	$2,176	$3,628
Deferred tax expense	662	2,153	945	4,311
Total tax expense	$2,263	$5,021	$3,121	$7,939

Current income tax expense represents federal and state taxes based on income or a component thereof expected to be included in the amounts payable for the years shown.  The deferred income tax expense, based on temporary timing differences, are expected to be payable in the future years.

The income tax provision for the six months ended June 30, 2010 and 2009 differs from the amount using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	2010	%	2009	%
Tax expense at the federal statutory rate	$3,938	35.0%	$8,251	35.0%
State income tax expense, net of federal benefit	213	1.9	74	0.3
Taxes on subsidiaries' and joint venturers' earnings attributable to non-controlling interests	(669)	(5.9)	(275)	(1.2)
Tax benefits of Domestic Production Activities Deduction	(183)	(1.6)	(320)	(1.4)
Interest income not subject to federal tax	(113)	(1.0)	--	--
Other permanent differences	(65)	(0.7)	209	1.0
Income tax expense	$3,121	27.7%	$7,939	33.7%

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

• changes in general economic conditions, including the current recession/economic conundrum, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

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

• adverse economic conditions in our markets in Texas, Utah and Nevada; and

• changes to various environmental laws and regulations relating to management, remediation and disposal of hazardous substances, climate change and the emission and discharge of pollutants into the air and water.

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

Overview

We are a leading heavy civil construction company that operates in one segment, heavy civil construction, through our subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah and Nevada. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations and concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

Our business was founded in 1955 and has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This has involved adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets. It also involved strategically expanding operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market. On December 3, 2009, we acquired an 80% interest in Ralph L. Wadsworth Construction Company, LLC ("RLW") and on October 31, 2007, we acquired a 91.67% interest in Road and Highway Builders, LLC ("RHB"), which have primarily performed construction projects in Utah and Nevada, respectively.

For a more detailed discussion of the Company's business, readers of this report are advised to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Material Changes in Financial Condition

At June 30, 2010, there had been no material changes in the Company’s financial condition since December 31, 2009.

Backlog at June 30, 2010

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months.  At June 30, 2010, our backlog was $557 million as compared to $648 million as of December 31, 2009 and $344 million at June 30, 2009.  Our backlog at June 30, 2010 included approximately $61 million of expected revenues for which the contracts had not yet been officially awarded or finalized as to price. Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition.  Backlog at June 30, 2010, includes $56 million applicable to consolidated joint ventures where we have a controlling interest and $119 million (our portion) where we have a non-controlling interest.  Subsequent to June 30, 2010, we have been the apparent low bidder on approximately $65 million of construction contracts.

Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

At June 30, 2010 and December 31, 2009, our backlog of construction projects included $262 million and $303 million, respectively, related to our operations in Utah which were acquired in December 2009.

Since the last quarter of 2008, the bidding environment in our markets has been much more competitive because of the following:

•
Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes, tolls collected and other highway related taxes, which taxes provide the majority of funds used for transportation infrastructure construction.

•
The federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  The SAFETEA-LU bill expired on September 30, 2009 and the federal government extended funding on a month-to-month basis, at approximately 70% of the prior year SAFETEA-LU levels.  We believe the lack of visibility in federal funding has negatively impacted the states' highway and bridge construction awards and expenditures through March 2010.  On March 17, 2010, the Hiring Incentives to Restore Employment ("HIRE") Act extended funding through December 31, 2010 at prior SAFETEA-LU levels.  The HIRE Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long-term, a multi-year bill with adequate funding still needs to be adopted to enable the states to know that funding will be available to award large, two to four-year highway and bridge contracts.

•
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

•	We have also seen some new out-of-state competitors bidding on large transportation projects; thus, adding to the competitive environment.

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at June  30, 2010 and the lower anticipated margin bid on some projects the Company has recently been awarded and has started or expects to start work on in 2010, we currently anticipate that the Company’s net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2010 compared with three and six months ended June 30, 2009 are as follows (dollar amounts in thousands) (unaudited):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% change	2010	2009	% change
Revenues	$116,865	$120,375	(2.9%)	$203,022	$215,241	(5.7%)
Gross profit	12,703	18,579	(31.6%)	20,956	30,390	(31.0%)
Gross margin	10.9%	15.4%	(29.2%)	10.3%	14.1%	(27.0%)
General and administrative expenses, net	(5,241)	(3,814)	37.4%	(10,708)	(7,028)	52.4%
Other income (loss)	(83)	(190)	56.3%	(52)	(101)	48.5%
Operating income	7,379	14,575	(49.4%)	10,196	23,261	(56.2%)
Operating margin	6.3%	12.1%	(47.9%)	5.0%	10.8%	(53.7%)
Gain on sale of securities	547	143		964	141
Interest income	483	118		685	277
Interest expense	(297)	(45)		(594)	(104)
Income before taxes	8,112	14,791	(45.1%)	11,251	23,575	(52.3%)
Income taxes	(2,263)	(5,021)	54.9%	(3,121)	(7,939)	60.7%
Net income	5,849	9,770	(40.1%)	8,130	15,636	(48.0%)
Net income attributable to the non-controlling interests in earnings of subsidiaries	(1,182)	(485)	(143.7%)	(1,911)	(786)	(143.1%)
Net income attributable to Sterling common stockholders	$4,667	$9,285	(49.7%)	$6,219	$14,850	(58.1%)
Contract backlog, end of period	$557,000	$344,000	61.9%	$557,000	$344,000	61.9%

Revenues

Revenues decreased $3.5 million and $12.2 million for the three and six months ended June 30, 2010, respectively, as compared to the comparable 2009 periods. In response to the lower backlog levels discussed above, between June 30, 2009 and 2010, we decreased the size of our workforce and idled some of our equipment in Texas and Nevada. At June 30, 2010, our employees, excluding those of our Utah operations, totaled 896 versus 1,172 at June 30, 2009.As a result, production levels in the first half of 2010 were lower than in 2009 leading to lower levels of revenue earned in Texas and Nevada. The decrease in revenues in those states was partially offset by revenues of our Utah operations acquired in December 2009.

Gross profit

At June 30, 2010, we had approximately 80 contracts-in-progress of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

As discussed above, revenues in Texas and Nevada for the three months and six months ended June 30, 2010 have declined from the comparable 2009 periods as we completed projects without totally replacing them with new awards. This has resulted in not only a reduction in our workforce, but in the idling of a portion of our equipment fleet, which caused an under absorption of the depreciation, repairs and maintenance, insurance and property taxes related to such equipment. The under absorption is included in cost of revenues and amounted to a reduction of gross profit of approximately $1.0 and $2.3 million for the three and six months ended June 30, 2010, respectively. Management has reviewed the individual pieces of such equipment and determined that it is the same or similar type and age of other equipment not idled and will be used when the market returns to a more normalized level of activity and, consequently, there is no impairment in value of such idle equipment.

Gross profit decreased by $5.9 million and $9.4 million during the three and six months ended June 30, 2010, respectively, versus gross profit for the three and six months ended June 30, 2009.  Such decrease was due to less revenue as a result of fewer crews; differences in the mix in the stage of completion and profitability of contracts during the period, unabsorbed equipment overhead and, during the first quarter of 2010, wetter weather, offset by the gross profit earned by our Utah operations.  The gross margin of 10.3% during the first six months of 2010 decreased from 14.1% in the comparable 2009 period for the same reasons as the absolute gross profit amount decreased.

General and administrative expenses

General and administrative expenses increased by $1.4 million and $3.7 million in the three months and six months ended June 30, 2010 , respectively, over the comparable periods in 2009.  The primary reason for the higher G&A during the 2010 periods versus the comparable periods in 2009 was G&A expenses of our Utah operations acquired in December 2009.

As a percent of revenues, G&A was 5.3% and 3.3% for the six months ended June 30, 2010 and 2009, respectively.  Our Utah operations’ G&A in 2010 amounted to 1.4% of consolidated revenues.  General and administrative expenses do not vary directly with the volume of work performed on contracts.

Gain on sale of securities

For the three and six months ended June 30, 2010, the Company realized gains of $547,000 and $964,000, respectively, on sale of securities, versus realized of gains of $143,000 and $141,000 for the comparable periods in 2009.  The increase in realized gains for both the three and six month periods in 2010 was primarily due to a larger amount of invested funds throughout the 2010 periods and also the result of better returns on our municipal bond mutual fund investments than last year.

Income taxes

Our effective income tax rates for the first six months of 2010 and 2009 were 27.7% and 33.7%, respectively, and varied from the statutory rate as a result of various permanent differences, primarily the portion of earnings of subsidiaries taxed to the non-controlling interest owners and the tax credit resulting from the deduction for domestic production activities.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests increased by $1.1 million in the six months ended June 30, 2010 over 2009 because of the inclusion in the 2010 consolidated results of operations of the earnings of our Utah operations acquired in late 2009 offset by a decrease in earnings of our Nevada operations in the six months ended June 30, 2010 versus the comparable period in 2009. The latter decrease was the result of the market conditions discussed above under “Backlog at June 30, 2010."

Liquidity and Capital Resources

Cash Flows

The following table sets forth information about our cash flows for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	2010	2009
Cash and cash equivalents (at end of period)	$36,823	$78,571

Net cash provided by (used in)
Operating activities	23,743	33,445
Investing activities	(24,055)	(4,875)
Financing activities	(17,271)	(5,304)
Supplementary information:
Capital expenditures	3,605	3,913
Working capital (at end of period)	$110,335	$113,878

Operating Activities.

Significant non-cash items for the six month periods included in operating activities are:

• depreciation and amortization, totaled $8.1 million in 2010, which increased $1.1 million from 2009 primarily as a result of depreciation in 2010 on equipment purchased in the RLW acquisition in December, 2009;
• deferred tax expense was $0.9 million in 2010, mainly attributable to amortization for tax return purposes of goodwill arising in the acquisition of RHB and RLW versus deferred tax expense of $4.3 million in 2009.  The decline in deferred tax expense between the two years is due to the decline in the difference between accelerated tax depreciation in 2010 over book depreciation.

Besides net income of $8.1  million for the six months ended June 30, 2010, and the non-cash items discussed above, other significant components of cash flows from operations are as follows:

• contracts receivable and cost and earnings in excess of billings decreased by $6.8 million in the current year because of the decrease in revenues in Texas and Nevada in 2010 partially offset by contract receivables and cost and earnings in excess of billings of our newly acquired Utah operations;
• Equity in unconsolidated joint ventures increased by $2.3 million in 2010 vs. 2009.  Our Utah operations, acquired in late 2009, have a history of participating in such joint ventures and the activity of these joint ventures increased in 2010;
• Accounts payable increased by $1.9 million in the first six months of 2010 primarily due to the stage of completion on certain projects and timing of payments for materials purchased on those projects.

Investing Activities.

During the six months ended June 30, 2010 and 2009, the Company had net purchases of short-term securities of $20.9 million and $1.0 million, respectively.  The increase in 2010 is primarily due to cash generated by operations.

Expenditures for the replacement of certain equipment and to expand office and shop facilities totaled $3.6 million in the first six months of 2010, approximately the same amount as in the first six months of 2009.

Financing Activities.

Financing activities in the first six months of 2010 primarily reflect a reduction of $15.0 million in borrowings under our $75.0 million Credit Facility as compared to a reduction of $5.0 million of borrowings in the comparable period in 2009.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

During the first half of 2010, we distributed $2.4 million of income earned in 2009 and the first quarter of 2010 attributable to non-controlling interest owners of subsidiaries versus $0.4 million in the comparable 2009 period.

Liquidity

The level of working capital for our construction business varies due to fluctuations in:

• customer receivables and contract retentions;
• costs and estimated earnings in excess of billings;
• receivables from and equity in construction joint ventures;
• billings in excess of costs and estimated earnings;
• the size and status of contract mobilization payments and progress billings; and
• the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

As of June 30, 2010, we had working capital of $110.3 million, a decrease of $3.5 million from December 31, 2009.  Working capital is an important element in our bonding capacity established by our surety.  Our tangible net worth (stockholders' equity less goodwill) is another important element used by our surety to determine our bonding capacity. The decrease in working capital in the six months ended June 30, 2010 was the result of the following (in millions):

Net income	$8.1
Depreciation	8.1
Deferred tax expense	0.9
Capital expenditures	(3.6)
Debt repayment	(15.0)
Distributions to non-controlling interest owners of subsidiaries	(2.4)
Other	0.4
Total decrease in working capital	$(3.5)

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog, planned additions to our office and shop facilities or an acquisition of another company could, however, affect our level of working capital.

Sources of Capital

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

Our $75.0 million Credit Facility is with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2010, the aggregate borrowings outstanding under the Credit Facility were $25.0 million.  Also outstanding was a letter of credit of $1.7 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $48.3 million as the Company was not in violation of any of the financial covenants discussed in the next paragraph.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at each quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses. The Credit Facility contains restrictions on our ability to:

• Make distributions and dividends;
• Incur liens and encumbrances;
• Incur further indebtedness;
• Guarantee obligations;
• Dispose of a material portion of assets or merge with a third party;
• Incur aggregate negative income for two consecutive quarters;
• Make investments in securities.

To date we have not experienced any difficulty in borrowing under our Credit Facility or any material change in its terms and the Company was in compliance with all covenants under the Credit Facility as of June 30, 2010.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through June 30, 2011.

The unpaid principal balance of each prime-based loan bears interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this Credit Facility during the six months ended June 30, 2010 and 2009 was 3.25% for both periods.

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

Where we are the successful bidder on a project, we can generally execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  Some of the purchase orders and subcontracts do, however, contain cost escalators.  There can be no assurance that oil and fuel used in our business or the purchase orders and subcontracts with escalators will be adequately covered by the estimated costs we have included in our bids or that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than for operating leases discussed in Note 9 and commitments and contingencies discussed in Note 13 to consolidated financial statements included in  the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 10 of the accompanying condensed consolidated financial statements.

Our Markets

We operate in the heavy civil construction segment, specializing in transportation and water infrastructure projects, which we pursue in Texas, Utah, Nevada and other states where we see contracting opportunities.

According to 2009 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 24.8 million people and a population growth of 19% from 2000 to 2009, approximately twice the 9% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of them is located. Utah, with a population of 2.8 million in 2009, was the third fastest growing state from 2000 to 2009, with an increase of 25%. Nevada had even more rapid growth, with the state’s population expanding 32% from 2.0 million people in 2000 to 2.6 million people in 2009. Texas, Utah and Nevada are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million and 4 million, respectively, by 2030.

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

State Highway Markets

Our highway and related bridge work is generally funded through federal and state authorizations. The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009. The U.S. Department of Transportation ("U.S.DOT") budgeted $40.2 billion under SAFETEA-LU for federal highway financial assistance to the states for 2009, has authority to spend $43.1 billion in 2010 and has requested authority to spend $42.8 billion in 2011 on highways and bridges.  Such authorized spending is subject to appropriations by the Federal government.

Because the SAFETEA-LU bill expired on September 30, 2009, the federal government rescinded $11.9 billion of the funding previously committed to be provided to the states in 2009, with interim financial assistance for 2010 being extended on a month-to-month basis, at approximately 70% of the prior year SAFETEA-LU levels. We believe the lack of visibility in federal funding has negatively impacted the states’ highway and bridge construction awards and expenditures through March 2010.

On March 17, 2010, the HIRE Act was enacted by the federal government and extended funding for highway and bridges through December 31, 2010 at prior SAFETEA-LU levels, transferred $19.5 billion into the highway trust fund and restored the amount previously rescinded. The HIRE Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long-term, a multi-year bill with adequate funding still needs to be adopted to enable the states to know that funding will be available to award large, two to four-year highway and bridge construction contracts.

In the fall of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, they have not been resolved and we are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.

In February 2009, the American Recovery and Reinvestment Act, or federal economic-stimulus legislation, was enacted by the federal government authorizing $26.7 billion for highway and bridge construction. A significant portion of these funds were to be used for ready-to-go, quick spending highway projects for which contracts could be awarded quickly. The highway funds apportioned to Texas, Utah and Nevada approximated $2.7 billion under the federal economic-stimulus legislation, and the majority of such amount will be expended in 2009 through 2011.

 In January 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas which currently has over 193,000 lane-miles and 50,000 bridges in its state highway system. The report stated that “With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas’ projected growth and prosperity.” The report further indicated that Texas needs to spend approximately $315.0 billion (in 2008 dollars) over the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, to improve congestion/safety and partial connectivity on its rural highways, and to replace bridges.

In 2007, the voters of the State of Texas approved $5.0 billion for highway construction to be repaid out of the State's general funds; the State's budget for the biennium 2010-2011 for highways and bridges includes $1.9 billion of proceeds from these bonds.

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

The estimated 2010 TXDOT lettings (contract awards) for transportation construction projects are approximately $4.3 billion, including stimulus funds and the portion of the general obligation bonds discussed above, versus approximately $3.5 billion of lettings in 2009 including stimulus funds.

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion.  The Utah Office of the Legislative Fiscal Analyst FY 2010-2011 Appropriations Report indicates appropriations for transportation are $1.1 billion in 2010 and $0.9 billion in 2011.

Based on information contained on the Nevada Legislative website, appropriations for highway and bridge construction in the FY 2010 and 2011 biennium are $798.6 million, including economic stimulus funds.

Municipal Markets

Our water and wastewater, underground utility, light and commuter rail and non-highway paving work is generally funded by municipalities and other local authorities. The size and growth rates of these markets are difficult to compute as a whole, given the number of municipalities, the differences in funding sources and variations in local budget. Two of the many municipalities that we perform work for are discussed below.

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

We also do work for other cities, counties, business area redevelopment authorities and regional water authorities in Texas, which have substantial street, water and transportation infrastructure spending budgets.

Competitive Environment

Since the last quarter of 2008, the bidding environment in our markets has been much more competitive because of the following:

•
Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes and tolls collected which are the primary funding sources for construction of highways and bridges.  Also, the Federal and Texas highway gasoline tax per gallon have not increased since 1994 and 1991, respectively.

•
The federal government has not renewed the SAFETEA-LU bill, which expired September 30, 2009 and, only in March 2010, did the Federal government extend funding for transportation infrastructure projects to December 31, 2010.

•
The nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

•
While our business does not include residential and commercial infrastructure work, the severe fall-off in new project developments in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•	Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins in order to replenish their reduced backlogs.

•	We have also seen some new competitors from out-of-state bidding on large transportation projects; thus, adding to the competitive environment.

These factors have limited our ability to replace backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have recently been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at June 30, 2010 and the lower anticipated margin bid on some projects that we have recently been awarded and have started or expect to start work on in 2010, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for the full year 2010 will be substantially below the results we achieved for 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  At June 30, 2010, $25 million of outstanding indebtedness was at floating interest rates.  Based on our average long-term debt outstanding during the first six months of 2010, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $1,000 for that period.

To manage risks of changes in material prices and subcontracting costs used in tendering bids for construction contracts, we generally can obtain firm price quotations from our suppliers, except for petroleum based products, and subcontractors before submitting a bid.  These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool. We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations. At June 30, 2010, we had $2.2 million, at quoted market value, invested in such securities. For the six months ended June 30, 2010 and 2009, the Company had realized gains of $264,000 and $141,000, respectively, on these securities.  At June 30, 2010 the Company had unrealized losses on these securities of $437,000. We will continue to evaluate this strategy and may increase or decrease our investment in these securities depending on our forecast of the diesel and gasoline fuel markets and our operational considerations. There can be no assurance that this strategy will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2010 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the second fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by guidance provided by the Securities and Exchange Commission, the scope of management's assessment of the effectiveness of the Company's internal controls over financial reporting as of June 30, 2010, did not include the internal controls of RLW which are included in the 2010 condensed consolidated financial statements.  The Company will include the RLW business in the scope of management's assessment of internal control over financial reporting by December 31, 2010.

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

None

Item 3.             Defaults upon Senior Securities

None

Item 4.             Reserved by Securities and Exchange Commission

Item 5.             Other Information

None

Item 6.             Exhibits

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewithin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:           August 9, 2010                       By:    /s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:           August 9, 2010                        By:    /s/ James H. Allen, Jr.
James H. Allen, Jr.
Senior Vice-President and Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2010
Exhibit Index

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewithin