Form 10-Q
period 2010-09-30
STERLING CONSTRUCTION CO INC
filed 2010-11-09
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At November 2, 2010, there were 16,351,162 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for the nine months ended September 30, 2010

PART I
Item 1           Condensed Consolidated Unaudited Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,076	$54,406
Short-term investments	68,932	39,319
Contracts receivable, including retainage	75,824	80,283
Costs and estimated earnings in excess of billings on uncompleted contracts	7,484	5,973
Inventories	1,419	1,229
Deferred tax asset, net	135	127
Receivables from and equity in construction joint ventures	7,599	2,341
Deposits and other current assets	5,060	5,510
Total current assets	179,529	189,188
Property and equipment, net	76,011	80,282
Goodwill	114,745	114,745
Other assets, net	1,445	1,526
Total assets	$371,730	$385,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,509	$33,116
Billings in excess of costs and estimated earnings on uncompleted contracts	31,229	31,132
Current maturities of long-term obligations	73	73
Accrued payroll and related burden	8,284	4,311
Other accrued expenses	5,626	6,678
Total current liabilities	87,721	75,310
Long-term liabilities:
Long-term debt, net of current maturities	355	40,409
Deferred tax liability, net	17,456	15,369
Total long-term liabilities	17,811	55,778

Commitments and contingencies

Non-controlling owners' interests in subsidiaries and joint ventures	24,506	23,887

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized 19,000,000 shares, 16,223,588 and 16,081,878 shares issued and outstanding	162	160
Additional paid-in capital	199,025	197,898
Retained earnings	42,181	32,466
Accumulated other comprehensive income (loss)	324	242
Total Sterling stockholders’ equity	241,692	230,766
Total liabilities and stockholders’ equity	$371,730	$385,741

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$118,874	$103,929	$321,896	$319,170
Cost of revenues	105,876	87,387	287,942	272,238
Gross profit	12,998	16,542	33,954	46,932
General and administrative expenses	(6,774)	(3,508)	(17,482)	(10,536)
Other income (expense)	(45)	(70)	(97)	(171)
Operating income	6,179	12,964	16,375	36,225
Gain on sale of securities	80	--	1,044	141
Interest income	583	129	1,268	406
Interest expense	(297)	(52)	(891)	(154)
Income before income taxes and earnings attributable to non-controlling interests	6,545	13,041	17,796	36,618
Income tax expense	(1,824)	(4,214)	(4,945)	(12,154)
Net income	4,721	8,827	12,851	24,464
Less: Net income attributable to non-controlling interests	(1,225)	(735)	(3,136)	(1,521)
Net income attributable to Sterling common stockholders	$3,496	$8,092	$9,715	$22,943

Net income per share attributable to Sterling common stockholders:
Basic	$0.22	$0.61	$0.60	$1.73
Diluted	$0.21	$0.59	$0.59	$1.67

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,199,356	13,275,416	16,135,108	13,229,268
Diluted	16,549,056	13,740,464	16,548,062	13,732,834

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED September 30, 2010
(Amounts in thousands)
(Unaudited)

	Common Stock				Accumulated other
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	comprehensive income (loss)	Total
Balance at January 1, 2010	16,082	$160	$197,898	$32,466	$242	$230,766

Net income attributable to Sterling common stockholders	--	--	--	9,715	--	9,715

Change in unrealized gain (loss) on available-for-sale securities, net of deferred tax	--	--	--	--	82	82

Stock issued upon option and warrant exercises	106	1	655	--	--	656

Issuance and amortization of restricted stock	36	--	364	--	--	364

Stock-based compensation expense	--	1	108	--	--	109

Balance at September 30, 2010	16,224	$162	$199,025	$42,181	$324	$241,692

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Net income attributable to Sterling common stockholders	$9,715	$22,943
Add (Deduct) -
Realized gain from available-for-sale securities, net of tax	(678)	(92)
Net unrealized/realized gain (loss) on available-for-sale securities, net of tax	760	421
Comprehensive net income attributable to Sterling common stockholders	$9,797	$23,272

The accompanying notes are an integral part of these condensed consolidated financial statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income attributable to Sterling common stockholders	$9,715	$22,943
Plus: Net income attributable to non-controlling interests	3,136	1,521
Net income	12,851	24,464
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,816	10,317
Gain on sale of securities	(1,044)	(141)
Deferred tax expense	2,014	5,045
Accreted interest on puts of non-controlling interest owners	877	155
Stock-based compensation expense	473	444
Other	212	180
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	4,459	(5,805)
(Increase) decrease in costs and estimated earnings
in excess of billings on uncompleted contracts	(1,511)	1,312
(Increase) decrease in receivables from and equity in unconsolidated joint ventures	(5,258)	--
(Increase) decrease in other current assets	134	1,761
Increase (decrease) in accounts payable	9,393	1,538
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	97	2,566
Increase (decrease) in other accrued expenses	2,918	1,055
Net cash provided by (used in) operating activities	37,431	42,891
Cash flows from investing activities:
Additions to property and equipment	(7,798)	(4,392)
Purchases of short-term investments	(90,024)	(47,230)
Proceeds from sales of short-term investments	61,581	30,849
Other	272	44
Net cash provided by (used in) investing activities	(35,969)	(20,729)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	55,000	140,000
Cumulative daily repayments – Credit Facility	(95,000)	(155,000)
Repayments under long-term obligations	(54)	(56)
Distribution of earnings to non-controlling interest	(3,394)	(408)
Other	656	236
Net cash provided by (used in) financing activities	(42,792)	(15,228)
Net increase (decrease) in cash and cash equivalents	(41,330)	6,934
Cash and cash equivalents at beginning of period	54,406	55,305
Cash and cash equivalents at end of period	$13,076	$62,239

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40	$39
Cash paid during the period for taxes	$2,500	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 (Unaudited)

1.	Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems.  Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of rail foundations and structures, concrete and asphalt batch plant operations and concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

For a more detailed discussion of the Company's business, readers of this Report are urged to review Item 1, Business, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and the sections of this Report entitled “Backlog at September 30, 2010 and “Our Markets” under Item 2.

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests was less than 50% (see Note 7 for accounting for construction joint ventures where the Company does not have a controlling interest.)

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2010 and the results of operations and cash flows for the periods presented.  The December 31, 2009 condensed consolidated balance sheet data were derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations and the results of operations for the nine months and quarter ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Certain amounts relating to non-controlling interests, accounts payable, accrued payroll and related burdens and accumulated other comprehensive income (loss) on the 2009 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.           Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our operations involve making significant estimates and assumptions in the normal course of business relating to our contracts due to, among other things, different project scopes, specifications, and risks, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that “Revenue Recognition” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and gross profits for each project in accordance with accounting for long-term contracts. Actual results could differ from these estimates and such differences could be material.

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

3.           Recent Accounting Pronouncements

Recent accounting pronouncements not adopted or not discussed below are not expected to materially affect the Company's consolidated financial statements.

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” regarding the disclosure requirements of existing U.S. GAAP related to fair value measurements.  This standard requires additional disclosures about recurring and non-recurring fair value measurements.  These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard did not impact our financial position, results of operations and cash flows for the nine months ended September 30, 2010.

4.            Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgage payable, long-term debt and the puts related to the non-controlling owners' interests in subsidaries.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  See Note 9 regarding the fair value of the puts.  We had one mortgage outstanding at September 30, 2010 and December 31, 2009.  This mortgage was accruing interest at 3.50% at both of those dates and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At September 30, 2010 and December 31, 2009 the carrying value of the mortgage was $428,000 and $482,000, respectively, which approximated its fair value.

5.           Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2010 approximately $1.6 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At September 30, 2010, cash and cash equivalents included $4.5 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

The Company classifies short-term investments, other than certificates of deposit with remaining maturity of 90 days or less at purchase, as securities available-for-sale.  At September 30, 2010 and December 31, 2009, the Company had short-term investments as follows (in thousands):

	September 30, 2010
	Total Fair Value	Level 1 Fair Value	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Municipal bond mutual funds	$65,911	$65,911	$878	$--
Exchange traded funds	2,265	2,265	--	380

Total securities available-for-sale	$68,176	$68,176	$878	$380

Certificates of deposit with original maturities between 90 and 365 days	756

Total short-term investments	$68,932

	December 31, 2009
	Total Fair Value	Level 1 Fair Value	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Municipal bond mutual funds	$35,055	$35,055	$55	$1
Exchange traded funds	2,494	2,494	319	--

Total securities available-for-sale	$37,549	$37,549	$374	$1

Certificates of deposit with original maturities between 90 and 365 days	1,770

Total short-term investments	$39,319

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

The Company had no short-term investments valued with level 2 or level 3 inputs at either of the balance sheet dates presented above.

The pre-tax gains realized on short-term investment securities during the nine months ended September 30, 2010 and 2009 were $1,044,000 and $141,000, respectively, included in gain on sale of securities in the accompanying statements of income.  There were also $498,000 and $372,000 of pre-tax unrealized gains on short-term investments available-for-sale as of September 30, 2010 and December 31, 2009, respectively, included in accumulated other comprehensive income (loss) in stockholders' equity as the gains and losses may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

For the nine months ended September 30, 2010 and 2009, the Company earned interest income of $1,268,000 and $406,000, respectively, on its cash, cash equivalents and short-term investments.

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

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture and could have the effect of requiring us to consolidate joint ventures in which we have a non-controlling variable interest. At September 30, 2010, we had no participation in a joint venture where we had a material non-controlling variable interest.

If we have determined that we control the joint venture, we consolidate the joint venture in our consolidated financial statements and include the other venturers' interests in the equity and net income of the joint venture in the balance sheet line item: "Non-controlling owners' interests in subsidiaries and joint ventures."

Where we are a non-controlling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  Condensed combined financial amounts of joint ventures in which the Company has a non-controlling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the nine months ended September 30, 2010 are shown below along with comparable amounts of December 31, 2009 (in thousands):

Total Combined -	September 30, 2010	December 31, 2009
Current assets	$69,003	$10,328
Less current liabilities	48,836	(964)
Net assets	$20,167	$9,364

Revenues	$173,822	$--
Income before tax	14,050	--

Sterling's non-controlling interest -
Share of revenues	$21,707	$--
Share of income before tax	1,721	--

Sterling's receivables from and equity in net assets of construction joint ventures	$7,599	$2,341

8.           Property and Equipment, stated at cost (in thousands):

	September 30, 2010	December 31, 2009
Construction equipment	$109,651	$105,085
Transportation equipment	14,881	13,472
Buildings	4,673	4,699
Office equipment	874	892
Construction in progress	859	471
Land	2,916	2,916
Water rights	200	200
	134,054	127,735
Less accumulated depreciation	(58,043)	(47,453)
	$76,011	$80,282

Construction in progress at September 30, 2010 and December 31, 2009 consists primarily of expenditures for new maintenance shop facilities.

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

The non-controlling interests, including the Put, were recorded at their estimated fair value at the date of acquisition as "Non-controlling interests in subsidiary” in the accompanying consolidated balance sheets. Annual interest expense is accreted on the Put based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion, included in "Non-controlling owners' interests in subsidiaries and joint ventures" and "Interest expense" in the accompanying condensed consolidated financial statements, amounted to $607,000 for the nine months ended September 30, 2010.

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

The purchase price allocation has not been finalized due to the short time period between the acquisition date and the date of these financial statements, but will be determined in the fourth quarter of 2010.  The nature and amount of any adjustments identified will be disclosed when determined. The goodwill is deductible for tax purposes over 15 years.

Any future changes to the estimated fair value of the Put will be reported as income or expense in the consolidated statements of income.  Management determined that no revision to such fair value was required for the nine months ended September 30, 2010.

The operations of RLW are included in the accompanying consolidated statements of income and cash flows for the nine months ended September 30, 2010. Supplemental information on an unaudited pro forma combined basis, as if the RLW acquisition had been consummated at the beginning of 2009, is as follows (in thousands, except per share amounts):

	For the Nine Months Ended September 30, 2010 (unaudited)	For the Nine Months Ended September 30, 2009 (unaudited)
Revenues	$321,896	$431,427
Net income attributable to Sterling common stockholders	9,715	34,795
Diluted net income per share attributable to Sterling common stockholders	$0.59	$2.53

Road and Highway Builders, LLC (“RHB”)

On October 31, 2007, the Company purchased a 91.67% interest in RHB and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.

The non-controlling interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company has the right to require that the owner sell his 8.33% interest to the Company, in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of the subsidiary's EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2008, 2009 and 2010.

At the date of acquisition, the difference between the non-controlling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the Put, was recorded as "Non-controlling owner's interest in subsidiary" and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($270,000 and $155,000 for the nine months ended September 30, 2010 and 2009, respectively) has been accreted on the Put and included in the "Non-controlling owners' interests in subsidiaries and joint ventures" and "Interest expense" in the accompanying condensed consolidated financial statements based on the Company's borrowing rate under its Credit Facility plus two percent. Any other changes to the estimated fair value of the Put related to this non-controlling interest will be recorded as a corresponding change in additional paid-in-capital as this acquisition was made prior to a change in accounting for non-controlling interests, which became effective January 1, 2009.  Management determined that no revision to such fair value was required for the nine months ended September 30, 2010 and 2009.

Changes in Non-controlling owners' interest

The following table summarizes the changes in the Non-controlling owners' interests in subsidiaries and joint ventures for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$23,887	$6,300
Non-controlling owners' interest in earnings of subsidiaries and joint ventures	3,136	1,521
Accretion of interest on Puts	877	155
Distributions to non-controlling interest owners	(3,394)	(408)
Balance, September 30, 2010	$24,506	$7,568

10.           Litigation

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor. The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees, which are not currently determinable. While the Company recorded the verdict amount as an expense in its results of operations in the fourth quarter of 2009, the Company has filed an appeal of this judgment as it believes, as a matter of law, that the jury erred in its decision.  The Company had to post a bond of $1.3 million to cover the judgment and estimated court costs and attorney's fees pending the appeal, which may not be heard until 2013.

11.           Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands, except per share data):

	Three months ended September 30,
	2010	2009
Numerator:
Net income attributable to Sterling common stockholders	$3,496	$8,092

Denominator:
Weighted average common shares outstanding — basic	16,199	13,275
Shares for dilutive stock options and warrants	350	465
Weighted average common shares outstanding — diluted	16,549	13,740

Basic net income per share attributable to Sterling common stockholders	$0.22	$0.61

Diluted net income per share attributable to Sterling common stockholders	$0.21	$0.59

For the three months ended September 30, 2010 and 2009 there were 119,407 and 121,400 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

	Nine months ended September 30,
	2010	2009
Numerator:
Net income attributable to Sterling common stockholders	$9,715	$22,943

Denominator:
Weighted average common shares outstanding — basic	16,135	13,229
Shares for dilutive stock options and warrants	413	504
Weighted average common shares outstanding — diluted	16,548	13,733

Basic net income per share attributable to Sterling common stockholders	$0.60	$1.73

Diluted net income per share attributable to Sterling common stockholders	$0.59	$1.67

For the nine months ended September 30, 2010 and 2009 there were 119,407 and 96,000 options, respectively, considered antidilutive as the option exercise price exceeded the average share market price.

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

We recorded stock-based compensation expense of $473,000 and $444,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  For the quarters ended September 30, 2010 and 2009, we recorded stock-based compensation expense of  $176,000, and $145,000, respectively.

Unrecognized compensation expense related to stock options at September 30, 2010 and 2009 was $43,000 and $198,000, respectively, to be recognized over a weighted average period of approximately 0.8 and 1.3 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the nine months ended September 30, 2010 and 2009 were approximately $656,000 and $236,000, respectively.  No options were granted in the nine months ended September 30, 2010 or 2009.

Unrecognized compensation expense related to restricted stock awards at September 30, 2010 and 2009 was $663,000 and $407,000, respectively, to be recognized over a weighted average period of 2.6 and 1.8 years, respectively.  In May 2010 and 2009, the eight and seven non-employee directors, respectively, of the Company were granted an aggregated total of 25,167 and 19,600 shares of restricted stock, respectively, at the market price on the date of grant of $15.89 and $17.86, respectively.  This will result in an expense of $400,000 and $350,000 to be recognized ratably over the one year restriction period.  In May 2010 and March 2009, several key employees were granted an aggregated total of 10,714 and 8,366 shares of restricted stock, respectively, at $15.89 and $17.45 per share, resulting in an expense of $170,000 and $146,000 to be recognized ratably over the five year restriction period.

At September 30, 2010, there were 219,121 shares covered by outstanding restricted stock and stock options and 314,412 shares covered by outstanding stock warrants.  Of these, 49,861 shares of restricted stock and stock options were unvested and zero warrants were unvested.

13.           Income Taxes

The Company and its subsidiaries file U.S. federal and various state income tax returns. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2007.  The Company's 2008 U.S. federal income tax return is currently being examined by the I.R.S.; however, management expects there will be no material adjustments from such examination.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at September 30, 2010 or 2009.

The income tax expense in the accompanying condensed consolidated financial statements consist of the following for the nine months and three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Current tax expense	$754	$4,094	$2,931	$7,109
Deferred tax expense	1,070	120	2,014	5,045
Total tax expense	$1,824	$4,214	$4,945	$12,154

Current income tax expense represents federal and state taxes based on income or a component thereof expected to be included in the amounts payable for the years shown.  The deferred income tax expense, based on temporary timing differences, are expected to be payable in the future years.

The income tax provision for the nine months ended September 30, 2010 and 2009 differs from the amount using the statutory federal income tax rate of 35% for the following reasons (in thousands, except for percentages):

	2010	%	2009	%
Tax expense at the federal statutory rate	$6,229	35.0%	$12,816	35.0%
State income tax expense, net of federal benefit	319	1.8	283	0.8
Taxes on subsidiaries' and joint venturers' earnings attributable to non-controlling ownership interests, which are liabilities of such owners	(1,003)	(5.6)	(532)	(1.5)
Tax benefit of Domestic Production Activities Deduction	(241)	(1.4)	(574)	(1.6)
Interest income not subject to federal tax	(309)	(1.7)	(13)	--
Other permanent differences	(50)	(0.3)	174	0.5
Income tax expense	$4,945	27.8%	$12,154	33.2%

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

Overview

We are a leading heavy civil construction company that operates in one segment, heavy civil construction, through our subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah, Nevada and other states in which we see opportunities. Transportation infrastructure projects include highways, roads, bridges and rail foundations and structures. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of rail foundations and structures, concrete and asphalt batch plant operations and concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

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

Material Changes in Financial Condition

At September 30, 2010, there had been no material changes in the Company’s financial condition since December 31, 2009.

Backlog at September 30, 2010

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months.  At September 30, 2010, our backlog was $575 million as compared to $648 million as of December 31, 2009 and $371 million at September 30, 2009.  Our backlog at September 30, 2010 included approximately $23 million of expected revenues for which the contracts had not yet been officially awarded or finalized as to price. Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition.  Backlog at September 30, 2010, includes $52 million applicable to consolidated joint ventures where we have a controlling interest and $110 million (our portion) where we have a non-controlling interest.  Subsequent to September 30, 2010, we have been the apparent low bidder on approximately $134 million of construction contracts.

Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

At September 30, 2010 and December 31, 2009, our backlog of construction projects included $270 million and $303 million, respectively, related to our operations in Utah which were acquired in December 2009.

Since the last quarter of 2008, the bidding environment in our markets has been much more competitive because of the following:

•
Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes, tolls and other highway related taxes collected, which taxes provide the majority of funds used for transportation infrastructure construction.

•
The federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  The SAFETEA-LU bill expired on September 30, 2009 and the federal government extended funding on a month-to-month basis through February, 2010, at approximately 70% of the prior year SAFETEA-LU levels.  On March 17, 2010, the Hiring Incentives to Restore Employment ("HIRE") Act extended funding through December 31, 2010 at prior SAFETEA-LU levels.  The HIRE Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long-term, a multi-year bill with adequate funding still needs to be enacted to enable the states to know that funding will be available to award large, two to four-year highway and bridge contracts.

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

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at September  30, 2010 and the lower anticipated margin bid on some projects the Company has recently been awarded and has started or expects to start work on in 2010, we currently anticipate that the Company’s net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2010 will be substantially below the results we achieved for 2009.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2010 compared with three and nine months ended September 30, 2009 are as follows (dollar amounts in thousands) (unaudited):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% change	2010	2009	% change
Revenues	$118,874	$103,929	14.4%	$321,896	$319,170	0.9%
Gross profit	12,998	16,542	(21.4%)	33,954	46,932	(27.7%)
Gross margin	10.9%	15.9%	(31.4%)	10.5%	14.7%	(28.6%)
General and administrative expenses, net	(6,774)	(3,508)	93.1%	(17,482)	(10,536)	65.9%
Other income (loss)	(45)	(70)	35.7%	(97)	(171)	43.3%
Operating income	6,179	12,964	(52.3%)	16,375	36,225	(54.8%)
Operating margin	5.2%	12.5%	(58.4%)	5.1%	11.3%	(54.9%)
Gain on sale of securities	80	--		1,044	141
Interest income	583	129		1,268	406
Interest expense	(297)	(52)		(891)	(154)
Income before taxes	6,545	13,041	(49.8%)	17,796	36,618	(51.4%)
Income taxes	(1,824)	(4,214)	56.7%	(4,945)	(12,154)	59.3%
Net income	4,721	8,827	(46.5%)	12,851	24,464	(47.5%)
Net income attributable to non- controlling interests	(1,225)	(735)	(66.7%)	(3,136)	(1,521)	(106.2%)
Net income attributable to Sterling common stockholders	$3,496	$8,092	(56.8%)	$9,715	$22,943	(57.7%)

Contract backlog, end of period				$575,000	$371,000	55.0%

Revenues

Revenues increased $14.9 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the comparable 2009 periods.  This is due to revenues earned by our Utah operations acquired in December 2009 offset by a reduction in revenues in Texas and Nevada.  In response to the lower backlog levels in Texas and Nevada due to the highly competitive environment in those states, we have reduced our headcount resulting in lower utilization of our equipment.  Also, we are continuing to work off backlog at the reduced margins bid in the last year.

Gross profit

At September 30, 2010, we had approximately 80 contracts-in-progress of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

Gross profit decreased by $3.5 million and $13.0 million during the three and nine months ended September 30, 2010, respectively, versus gross profit for the three and nine months ended September 30, 2009.  Such decrease was due to less revenue as a result of fewer crews and lower equipment utilization, and reduced margin due to competitive pressures in bidding in recent years for backlog that was burned off in 2010 offset by the gross profit earned by our Utah operations.  Additionally, lower equipment utilization resulted in under absorption of depreciation and related costs of $2.4 million for the nine months ended September 30, 2010.  Management believes such equipment will be used when the market returns to a normalized level of activity and, consequently, there is no impairment in the value of such equipment.  The gross margin of 10.5% during the first nine months of 2010 decreased from 14.7% in the comparable 2009 period for the same reasons as the absolute gross profit amount decreased.

General and administrative expenses

General and administrative expenses increased by $3.3 million and $6.9 million in the three months and nine months ended September 30, 2010, respectively, over the comparable periods in 2009.  The primary reason for the higher G&A during the 2010 periods versus the comparable periods in 2009 was G&A expenses of our Utah operations acquired in December 2009.  There was also a significant increase in outside consulting, legal and accounting fees.

As a percent of revenues, G&A was 5.4% and 3.3% for the nine months ended September 30, 2010 and 2009, respectively.  Our Utah operations’ G&A in 2010 amounted to 1.7% of consolidated revenues.  General and administrative expenses do not vary directly with the volume of work performed on contracts.

Gain on sale of securities

For the three and nine months ended September 30, 2010, the Company realized gains of $80,000 and $1,044,000, respectively, on sale of securities, versus realized gains of zero and $141,000 for the comparable periods in 2009.  The increase in realized gains for both the three and nine month periods in 2010 was primarily due to a larger amount of invested funds sold throughout the 2010 periods and also the result of better returns on our municipal bond mutual fund investments than last year.

Interest income and expense

Interest income for the quarter and nine months ended September 30, 2010, increased to $0.6 million and $1.3 million, respectively, or $0.5 million and $0.9 million over the comparable 2009 periods due primarily to a larger amount of invested funds in 2010.

Interest expense increased $0.7 million during the 2010 nine-month period primarily due to the interest accreted on the non-controlling owners' interests in RLW.

Income taxes

Our effective income tax rates for the first nine months of 2010 and 2009 were 27.8% and 32.3%, respectively, and varied from the statutory rate as a result of various permanent differences, primarily the portion of earnings of subsidiaries and joint ventures taxed to the non-controlling interest's owners and the tax credit resulting from the deduction for domestic production activities.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests of $3.1 million increased by $1.6 million in the nine months ended September 30, 2010 over 2009 because of the inclusion in the 2010 consolidated results of operations of the earnings of our Utah operations acquired in late 2009 offset by a decrease in earnings of our Nevada operations in the nine months ended September 30, 2010 versus the comparable period in 2009. The latter decrease was the result of the market conditions discussed above under “Backlog at September 30, 2010."

Liquidity and Capital Resources

Cash Flows

The following table sets forth information about our cash flows for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	2010	2009
Cash and cash equivalents (at end of period)	$13,076	$62,239

Net cash provided by (used in)
Operating activities	37,431	42,891
Investing activities	(35,969)	(20,729)
Financing activities	(42,792)	(15,228)
Supplementary information:
Capital expenditures	7,798	4,392
Working capital (at end of period)	$91,808	$115,778

Operating Activities.

Significant non-cash items for the nine month periods included in operating activities are:

• depreciation and amortization, totaled $11.8 million in 2010, which increased $1.5 million from 2009 primarily as a result of depreciation in 2010 on equipment purchased in the RLW acquisition in December 2009;

• deferred tax expense was $2.0 million in 2010, mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation arising in the acquisition of RHB and RLW versus deferred tax expense of $5.0 million in 2009.  The decline in deferred tax expense between the two years is due to the decline in the difference between accelerated tax depreciation over book depreciation in 2010 versus 2009.

Besides net income of $12.9 million for the nine months ended September 30, 2010, and the non-cash items discussed above, other significant components of cash flows from operations are as follows:

• contracts receivable and cost and earnings in excess of billings increased by $2.9 million in the current year because of contract receivables and cost and earnings in excess of billings of our newly acquired Utah operations partially offset by the decrease in those accounts related to the decrease in revenues in Texas and Nevada;

• equity in unconsolidated joint ventures increased by $5.3 million in 2010 vs. 2009.  Our Utah operations, acquired in late 2009, have a history of participating in such joint ventures and the activity of these joint ventures increased in 2010;

• accounts payable increased by $9.4 million in the first nine months of 2010 primarily due to the stage of completion on certain projects and timing of payments for materials purchased on those projects.

Investing Activities.

During the nine months ended September 30, 2010 and 2009, the Company had net purchases of short-term securities of $28.4 million and $16.4 million, respectively.  The increase in 2010 is primarily due to the investment of cash generated by operations in short-term securities.

Expenditures for the purchase of certain equipment and to expand office and shop facilities totaled $7.8 million in the first nine months of 2010, versus $4.4 million in the first nine months of 2009.  The increase in 2010 is primarily due to purchase of equipment to perform a new project in Utah.

Financing Activities.

Financing activities in the first nine months of 2010 primarily reflect a reduction of $40.0 million in borrowings under our $75.0 million Credit Facility as compared to a reduction of $15.0 million of borrowings in the comparable period in 2009.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

During the first nine months of 2010, we distributed $3.4 million of income earned in 2009 and the first half of 2010 attributable to non-controlling interest owners of subsidiaries versus $0.4 million in the comparable 2009 period.

Liquidity

The level of working capital for our business varies due to fluctuations in:

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

As of September 30, 2010, we had working capital of $90.0 million, a decrease of $22.1 million from December 31, 2009.  The decrease in working capital in the nine months ended September 30, 2010 was the result of the following (in millions):

Net income	$12.6
Depreciation	11.8
Deferred tax expense	2.0
Capital expenditures	(7.8)
Debt repayment	(40.0)
Distributions to non-controlling interests owners of subsidiaries	(3.4)
Other	2.7
Total decrease in working capital	$(22.1)

Working capital is an important element in our bonding capacity established by our surety.  Our tangible net worth (stockholders' equity less goodwill and other intangible assets) is another important element used by our surety to determine our bonding capacity.  As a general rule, sureties will issue performance bonds to a contractor's customers up to an aggregate maximum of approximately 10 times the contractor's working capital and/or tangible net worth.  Management believes our bonding capacity is in excess of $1.0 billion, including approximately $0.5 billion of bonds issued on our backlog at September 30, 2010.  The Company has not experienced any problems in having bonds issued by our surety to our customers.

The Company believes that it has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.

Sources of Capital

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

Our $75.0 million Credit Facility is with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2010, there were no borrowings outstanding under the Credit Facility.  However, there was an outstanding letter of credit of $1.7 million, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $73.3 million at September 30, 2010, and the Company was not in violation of any of the financial covenants included in the Credit Facility.

Average month-end borrowings under the Credit Facilities for the nine months ended September 30, 2010, were $6.1 million and the largest amount of end-of-the-month borrowings under the Credit Facility was $30.0 million at March 31, 2010.

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
• Make investments in securities.

To date we have not experienced any difficulty in borrowing under our Credit Facility or any material change in its terms and the Company was in compliance with all covenants under the Credit Facility as of September 30, 2010.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through September 30, 2011.

The unpaid principal balance of each prime-based loan bears interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this Credit Facility during the nine months ended September 30, 2010 and 2009 was 3.25% for both periods.

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

According to 2009 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 24.8 million people and a population growth of 19% from 2000 to 2009, approximately twice the 9% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of those cities are located. Utah, with a population of 2.8 million in 2009, was the third fastest growing state from 2000 to 2009, with an increase of 25%. Nevada had even more rapid growth, with the state’s population expanding 32% from 2.0 million people in 2000 to 2.6 million people in 2009. Texas, Utah and Nevada are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million and 4 million, respectively, by 2030.

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

The SAFETEA-LU bill expired on September 30, 2009, and the federal government extended funding on a month-to-month basis, through February, 2010, at approximately 70% of the prior year SAFETEA-LU levels.  On March 17, 2010, the HIRE Act was enacted by the federal government and extended funding for highway and bridges through December 31, 2010 at prior SAFETEA-LU levels, transferred $19.5 billion into the highway trust fund and restored certain amounts previously rescinded. The HIRE Act extension of the SAFETEA-LU bill should give the states more visibility on federal funding in the short-term; however, in the long-term, a multi-year bill with adequate funding still needs to be enacted to enable the states to know that funding will be available to award large, two to four-year highway and bridge construction contracts.

In the fall of 2009, we had anticipated these matters would be resolved in late 2009 or early in the first quarter of 2010; however, they have not been resolved and we are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.

In February 2009, the American Recovery and Reinvestment Act, or federal economic-stimulus legislation, was enacted by the federal government authorizing $27.5 billion for highway and bridge construction. A significant portion of these funds were to be used for ready-to-go, quick spending highway projects for which contracts could be awarded quickly. The highway funds apportioned to Texas, Utah and Nevada approximated $2.7 billion under the federal economic-stimulus legislation, and the majority of such amount will be expended in 2009 through 2011.

 In January 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas which at that time had over 193,000 lane-miles and 50,000 bridges in its state highway system. The report stated that “With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas’ projected growth and prosperity.” The report further indicated that Texas needs to spend approximately $315.0 billion (in 2008 dollars) over the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, to improve congestion/safety and partial connectivity on its rural highways, and to replace bridges.

In 2007, the voters of the State of Texas approved $5.0 billion for highway construction to be repaid out of the State's general funds; the State's budget for the biennium 2010-2011 for highways and bridges includes $1.9 billion of proceeds from these bonds.

Texas is also authorized to sell an additional $1.0 billion of these general obligation bonds for a revolving fund to be loaned by TXDOT to cities, counties and other parties for the construction of highways and bridges. Upon the repayment or sale of these loans, TXDOT may loan the repayment/sales proceeds to similar parties for construction of additional highways and bridges.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities.

The fiscal year 2010 TXDOT lettings (contract awards) for transportation construction projects were approximately $4.2 billion, including stimulus funds and the portion of the general obligation bonds discussed above, versus approximately $3.5 billion of lettings in 2009 including stimulus funds.  Budgeted lettings by TXDOT in fiscal 2011 are $5.1 billion.

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion during that period of time.  The Utah Office of the Legislative Fiscal Analyst FY 2010-2011 Appropriations Report indicates appropriations for transportation are $1.1 billion in 2010 and $0.9 billion in 2011.

Based on information contained on the Nevada Legislative website, appropriations for highway and bridge construction in the FY 2010 and 2011 biennium are approximately $800 million in the aggregate, including economic stimulus funds.

Municipal Markets

Our water and wastewater, underground utility, light and commuter rail and non-highway paving work is generally funded by municipalities and other local authorities. The size and growth rates of these markets are difficult to determine as a whole, given the number of municipalities, the differences in funding sources and variations in local budget. Two of the many municipalities that we perform work for are discussed below.

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

Competitive Environment

Since the last quarter of 2008, the bidding environment in our markets has been much more competitive because of the following:

•
Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes, tolls and other highway related taxes collected which are the primary funding sources for construction of highways and bridges.  Also, the Federal and Texas highway gasoline tax per gallon have not increased since 1994 and 1991, respectively.

•
The federal government has not renewed the SAFETEA-LU bill, which expired September 30, 2009 and, only in March 2010, did the Federal government extend funding for transportation infrastructure projects to December 31, 2010, which has caused uncertainty over subsequent years' federal funding to the States' budgeting of future transportation infrastructure lettings.

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

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, and sometimes at bid levels below our break-even pricing, in order to replenish their reduced backlogs.

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

Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at September 30, 2010 and the lower anticipated margin bid on some projects that we have recently been awarded and have started or expect to start work on in 2010, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for the full year 2010 will be substantially below the results we achieved for 2009.

While the bidding climate varies by locality, we continue to bid projects that fit our expertise and current criteria for potential revenues and gross margins after giving consideration to resource utilization, degree of difficulty in the projects, amount of subcontracts and materials and project competition. We do expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels; however, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Based on our average long-term debt outstanding during the first nine months of 2010, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $2,000 for that period.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool. We believe that the gains and losses on these securities will tend to offset increases and decreases in the price we pay for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations. At September 30, 2010, we had $2.3 million, at quoted market value, invested in such securities. For the nine months ended September 30, 2010 and 2009, the Company had realized gains of $264,000 and $141,000, respectively, on these securities.  At September 30, 2010 and 2009, the Company had unrealized losses on these securities of $380,000 and $133,000, respectively. We will continue to evaluate this strategy and may increase or decrease our investment in these securities depending on our forecast of the diesel and gasoline fuel markets and other operational considerations. There can be no assurance that this strategy will be successful.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2010 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the third fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by guidance provided by the Securities and Exchange Commission, the scope of management's assessment of the effectiveness of the Company's internal controls over financial reporting as of September 30, 2010, did not include the internal controls of RLW which are included in the 2010 condensed consolidated financial statements.  The Company will include the RLW business in the scope of management's assessment of internal control over financial reporting at December 31, 2010.

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

None

Item 3.             Defaults upon Senior Securities

None

Item 4.             Reserved by Securities and Exchange Commission

Item 5.             Other Information

None

Item 6.             Exhibits

Exhibit No.                           Description

31.1*	Certification of Patrick T. Manning, Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)
32.0**	Certification of Patrick T. Manning, Chief Executive Officer and James H. Allen, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith
** Furnished herewithin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:           November 9, 2010                            By: /s/ Patrick T. Manning.
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:           November 9, 2010                            By: /s/ James H. Allen, Jr.
James H. Allen, Jr.
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2010
Exhibit Index

Exhibit No.	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 **	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewithin