Form 10-K
period 2010-12-31
STERLING CONSTRUCTION CO INC
filed 2011-03-16
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2010
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________to ________________________________
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2010: $198,373,914.
At March 2, 2011, the registrant had 16,454,478 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2011 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc.

Annual Report on Form 10-K

Part I
Cautionary Comment Regarding Forward-Looking Statements	3
Item 1. Business	4
Access to the Company's Filings	4
Overview of the Company's Business	4
Our Business Strategy	5
Our Markets	6
Our Customers	8
Competition	9
Backlog	10
Construction Delivery Methods	10
Contracts	11
Joint Ventures	12
Insurance and Bonding	12
Government and Environmental Regulations	13
Employees	13
Item 1A. Risk Factors	14
Risks Relating to Our Business	14
Risks Relating to Our Financial Results and Financing Plans	19
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	21
Item 3. Legal Proceedings	21
Item 4. Reserved by Security and Exchange Commision	21
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	22
Dividend Policy	22
Equity Compensation Plan Information	22
Performance Graph	22
Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Overview	25
Critical Accounts Policies	25
Results of Operations	27
Historical Cash Flows	31
Liquidity	32
Sources of Capital	33
Contractual Obligations	34
Capital Expenditures	35
Inflation	35
Off-Balance Sheet Arrangements and Joint Ventures	35
New Accounting Pronouncements	35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	36
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A. Controls and Procedures	36
Evaluation of Disclosure Controls and Procedures	36
Management’s Report on Internal Control over Financial Reporting	36
Changes in Internal Control over Financial Reporting	36
Inherent Limitations on Effectiveness of Controls	37
Item 9B. Other Information	37
Part III
Item 10. Directors , Executive Officers and Corporate Governance	37
Item 11. Executive Compensation	37
Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	37
Item 13. Certain Relationships and Related Transactions, and Director Independence	37
Item 14. Principal Accountant and Fees and Services	37
Part IV
Item 15. Exhibits and Financial Statements, Schedules	38
Financial Statements	38
Exhibits	39
Signatures	40

PART I
Cautionary Comment Regarding Forward-Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operation" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future, " "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors, and joint venture partners’ failure to perform;

•
the effects of estimates inherent in our percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

•	design/build contracts which subject us to the risk of design errors and omissions;

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

•
the presence of competitors with greater financial resources or lower margin requirements than us, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations -- non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;

•	the current instability of financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;

•	adverse economic conditions in our markets in Texas, Utah and Nevada; and

•	the other factors discussed in more detail in Item 1A. —Risk Factors.

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

Overview of the Company's Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now operated by our subsidiaries: Texas Sterling Construction Co., a Delaware corporation, or TSC; Road and Highway Builders, LLC, a Nevada limited liability company, or RHB; Road and Highway Builders Inc., a Nevada corporation, or RHB Inc.; Road and Highway Builders of California, Inc., a California corporation, or RHB Cal; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or RLW; and Ralph L. Wadsworth Construction Co., LP, an inactive California limited partnership, or RLWLP.  The terms "Company", "Sterling", and "we" refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company.

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

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment and one reporting unit component, heavy civil infrastructure construction.  In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

Sterling operates in Texas, Utah and Nevada, states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.   The Company also has highway construction contracts in Hawaii, Idaho, Montana and Louisiana.  From 2005 to 2010, the populations of Texas, Utah and Nevada grew 10.2%, 15.8% and 14.8%, respectively, compared to approximately 4.5% for the national average. The dollar value of highway and bridge construction projects to be bid (“lettings”) in 2011 are: approximately $4.8 billion by the Texas Department of Transportation, or TXDOT; approximately $1.1 billion by the Utah Department of Transportation, or UDOT, and between $300 and $400 million by the Nevada Department of Transportation, or NDOT.  While the near-term funding available to these markets is currently restrained, management anticipates that  long-term population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

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

Our Business Strategy.

Key features of our business strategy include:

•
Continue to Add Construction Capabilities - by adding capabilities that augment our core contracting and construction competencies, we are able to improve gross margin opportunities, and more effectively compete for contracts that might not otherwise be available to us.

•
Expand into New Markets and Selectively Pursue Opportunities and Strategic Acquisitions - we will continue to seek to identify attractive new markets and opportunities in select western, southwestern and southeastern U.S. areas. We will also continue to assess opportunities to extend our service capabilities and expand our markets through acquisitions.

•
Apply Core Competencies Across our Markets - we will seek to capitalize on opportunities to export our Texas experience constructing water infrastructure projects and our Nevada earthmoving, aggregates and asphalt paving experience into our Texas and Utah markets. Similarly, we believe that RLW’s experience with design-build, CM/GC and other alternative project delivery methods in Utah can enhance opportunities for us in our Texas and Nevada markets.

•
Increase our Market Leadership in our Core Markets - we have a strong presence in a number of markets in Texas, Utah and Nevada and intend to expand our presence in these states and other states where we believe contracting opportunities exist.

•
Position our Business for Future Infrastructure Spending - currently there are considerable uncertainties surrounding federal, state and local funding in our markets; however, we believe there is awareness of the need to build, reconstruct and repair our country’s infrastructure, including transportation infrastructure, such as bridges, highways, and mass transit systems and water infrastructure, such as water, wastewater and storm drainage systems.  We will continue to build our expertise to capture this infrastructure spending.

•
Continue to Attract, Retain and Develop our Employees - we believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets.

We operate in the heavy civil construction segment, specializing in transportation and water infrastructure projects, which we pursue in Texas, Utah, Nevada and other states where we see contracting opportunities. Currently, we also have projects in Hawaii, Idaho, Louisiana and Montana. RLW has also completed construction projects in Wyoming and Arizona. We have also bid on construction projects in California and Oklahoma but have not been awarded any such projects in those states.

According to 2010 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 25.1 million people and a population growth of 10.2% from 2005 to 2010, over twice the 4.5% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of them is located. Utah, with a population of 2.8 million in 2010, was the fastest growing state from 2005 to 2010, with an increase of 15.8%. Nevada’s population expanded 14.8% from 2.4 million in 2005 to 2.7 million people in 2010. Texas, Utah and Nevada are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million and 4 million, respectively, by 2030.

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

Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects.  Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2010 and the lower anticipated margin bid on some projects that we have recently been awarded and started work on  in 2010 or expect to start work on in  2011, we currently anticipate that our net income and weighted average diluted earnings per common share of stock attributable to Sterling common stockholders for 2011 will be below the results we achieved for 2010.

While the bidding climate varies by locality, we continue to bid projects that fit our expertise and current criteria for potential revenues and gross margins after giving consideration to resource utilization, degree of difficulty in the projects, amount of subcontract and materials and project competition.  We do expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels; however, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

State Highway Markets.

Our highway and related bridge work is generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.  The U.S. Department of Transportation (“U.S.DOT”) budgeted $40.2 billion under SAFETEA-LU for federal highway financial assistance to the states for 2009, had authority to spend $43.1 billion in 2010 and has requested authority to spend $42.8 billion in 2011 for highways and bridges.  Such spending for 2011 is subject to appropriations by the federal government.

The SAFETEA-LU bill expired on September 30, 2009, and the federal government extended funding on a month-to-month basis, through February, 2010, at approximately 70% of the prior year SAFETEA-LU levels.  On March 17, 2010, the HIRE Act was enacted by the federal government and extended funding for highway and bridges through December 31, 2010 at prior SAFETEA-LU levels, transferred $19.5 billion into the highway trust fund and restored certain amounts previously rescinded.  In March 2011, the federal government enacted a continuing resolution extending funding to September 30, 2011.  A long-term, multi-year bill with adequate funding still needs to be enacted to enable the states to know that funding will be available to award large, two to four-year highway and bridge construction contracts.

We had anticipated these matters would be resolved in late 2009 or 2010; however, they have not been resolved, and we are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.

In February 2009, the American Recovery and Reinvestment Act, or federal economic-stimulus legislation, was enacted by the federal government authorizing $27.5 billion for highway and bridge construction.  A significant portion of these funds were to be used for ready-to-go, quick spending highway projects for which contracts could be awarded quickly.  The highway funds apportioned to Texas, Utah and Nevada approximated $2.7 billion under the federal economic stimulus legislation, and the majority of such amount will be expended in 2009 through 2011.

In January 2009, the 2030 Committee, appointed by TXDOT at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas which at that time had over 193,000 lane-miles and 50,000 bridges in its state highway system.  The report stated that “With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas’ projected growth and prosperity.”  The report further indicated that Texas needs to spend approximately $315.0 billion (in 2008 dollars) for the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, improve congestion/safety and partial connectivity on its rural highways, and to replace bridges.

In 2007, the voters of the State of Texas approved $5.0 billion for highway construction to be repaid out of the State's general funds and the budget for the biennium 2010-2011 includes $1.9 billion of proceeds from these bonds (“Prop 12 Bonds”).

The estimated 2011 TXDOT lettings (contract awards) for transportation construction projects are $4.8 billion, including stimulus funds and  a portion of the Prop 12 Bonds discussed above versus approximately $4.2 billion of lettings in 2010 including stimulus funds and a portion of the Prop 12 Bonds.  Due to uncertainty regarding federal funding and expected constraints of the Texas budget, TXDOT is forecasting lettings of only $2.7 billion for 2012 before any appropriations from the Prop 12 Bonds discussed above.  TXDOT was instructed by the last session of the Texas legislature to move forward on projects with the expectation that additional Prop 12 Bonds would be enabled, which would increase the forecasted lettings for 2012.

Texas is also authorized to sell an additional $1.0 billion of the Prop 12 Bonds for a revolving fund to be loaned by TXDOT to cities, counties and other parties for the construction of highways and bridges. Upon the repayment or sale of these loans, TXDOT may loan the repayment/sales proceeds to similar parties for construction of additional highways and bridges.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provide Sterling with additional construction contracting opportunities; however, such spending could be limited due to federal, state and local funding limitations.

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion; the Utah Governor’s recommendation for such spending in 2010 was approximately $1.1 billion; and the Utah Office of the Legislative Fiscal Analyst Appropriations Report for fiscal year 2011 indicates appropriations for transportation capital projects total $900 million.

Based on press statements by officials of NDOT, and the Nevada legislative website, we estimate NDOT expenditures in 2010 and 2011 will be between $300 million and $400 million in each of those fiscal years, including economic-stimulus funds for highways and bridges.

Municipal Markets.

Our water and wastewater, underground utility, light and commuter rail and non-highway paving work is generally funded by municipalities and other local authorities. The size and growth rates of these markets are difficult to compute as a whole given the number of municipalities, the differences in funding sources and variations in local budgets.   Two of the many municipalities that we perform work for are discussed below.

The City of Houston’s estimated expenditures for their fiscal year ended June 30, 2010 on storm drainage, street and traffic, waste water and water capital improvements were $406.8 million. Houston’s Capital Improvement Plan includes $664.7 million in the fiscal year ending June 30, 2011 for transportation and water infrastructure projects.

The City of San Antonio has adopted a six-year capital improvement plan for its fiscal years 2011 through 2016, which includes $322.5 million for streets and $165.6 million for drainage. The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007. San Antonio’s budget for such projects was $290 million for its fiscal year 2010 and is $312.8 million for its fiscal year 2011.

We also do work for other cities, counties and business area redevelopment and regional water authorities in Texas and transit authorities in Texas and Utah, which have substantial water and transportation infrastructure spending budgets.

Expenditures by municipalities may also be limited due to federal, state and local funding limitations in the current economic environment.

Our Customers.

We are headquartered in Houston, and we serve the top markets in Texas, including Houston, San Antonio, Austin and Dallas/Fort Worth. Our Texas subsidiary is also currently performing work in the El Paso, Texas area and in Baton Rouge, Louisiana.  We expanded our operations into Nevada in 2007 and into Utah in December 2009, in each case by acquiring a strong and profitable company with a well-established market presence and ties to customers in the state.

Although we occasionally undertake contracts for private customers, the vast majority of our revenues are attributable to work for public sector customers.  For our Texas subsidiary, these customers include TXDOT, Texas and Louisiana county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas (or Metro), the Harris County Toll Road Authority, North Texas Transit Authority (or NTTA), regional transit and water authorities, port authorities, school districts, municipal utility districts and the U.S. Corps of Engineers. In Utah, our public sector customers include UDOT. For our Nevada subsidiary, our primary public sector customer is NDOT; however, RHB is currently also performing a project for the Federal Highway Administration in Hawaii. State highway and related bridge work accounted for approximately 68% of our consolidated revenues in each of the years 2008, 2009 and 2010.

In 2010, contracts with TXDOT represented 20.7% of our revenues, contracts with NDOT represented 6.4% of our revenues, contracts with UDOT accounted for 26.2% of our revenues and contracts with NTTA accounted for 5.2% of our revenues.  The majority of our services are provided to these customers pursuant to contracts awarded through competitive bidding processes.

Our municipal customers in 2010 included the City of Houston (3.0% of our 2010 revenues), the City of San Antonio (3.7% of our 2010 revenues) and Harris County (1.3% of our 2010 revenues) in Texas and the Utah Transit Authority (9.3% of our 2010 revenues) in Utah. In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston, and RLW has completed light and commuter rail infrastructure projects in Utah. We anticipate that expenditures in the Cities of Houston and San Antonio for road, rail and water infrastructure projects will continue to increase due to these metropolitan areas’ steady gain in population through migration of new residents, the annexation of surrounding communities and the continuing programs to expand storm water and flood control systems and deliver water to suburban communities. We believe that similar municipal civil construction opportunities are available in the Salt Lake City, Las Vegas and Reno areas.  However, expenditures by municipalities may be limited due to federal, state and local funding limitations in the current economic environment.  We provide services to our municipal customers exclusively pursuant to contracts awarded through competitive bidding processes.

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

Factors influencing our competitiveness include price, our reputation for quality, our innovativeness, our equipment fleet, our financial strength, our bonding capacity and prequalification, our knowledge of local markets and conditions, our project management and estimating abilities, our customer relationships, our marketing abilities, our ability to enter into strategic relationships with other contractors and our ability to perform many aspects of each project. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete in the markets in which we operate on the basis of the foregoing factors.

We are unable to determine the size of most of our competitors because they are privately owned, but we believe that we are one of the larger participants in our Texas and Utah markets and one of the largest contractors in Houston and San Antonio engaged in municipal heavy civil construction work. We believe that being a municipal civil market contractor provides us with several advantages in the Houston and San Antonio markets, including greater flexibility to manage our backlog in order to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services than otherwise would be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have the experienced workforce to handle many types of municipal civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.

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

In the state highway markets, most of our competitors are large national and regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water. However those competitors, particularly in Texas, often have the disadvantage of having to use a temporary, local workforce to complete each of their state highway contracts. In contrast, we have a permanent workforce that performs our state highway contracts in Texas; however, we do rely on a temporary, unionized workforce for performance of a portion of our state highway contracts in Nevada and Hawaii.

Since the last quarter of 2008, through the years 2009 and 2010, the bidding environment has been more competitive because of the following:

•
Recent reductions in miles driven in the U.S. and more fuel efficient vehicles are reducing federal and state gasoline taxes, tolls and other highway related taxes collected, which are the primary funding sources for construction of highways and bridges.  Also, the federal and Texas highway gasoline tax rates per gallon have not increased since 1994 and 1991, respectively.

•
The federal government has not renewed the five-year SAFETEA-LU bill, which expired  September 30, 2009 and currently the federal government has extended funding for transportation infrastructure projects to September 30, 2011, which has caused uncertainty over subsequent month’s and years’ federal funding to the states for budgeting of future transportation infrastructure lettings.

•
The nationwide decline in home values as a result of the decline in home sales, the increase in foreclosures and a prolonged recession has resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.

•
While our business does not include residential and commercial infrastructure work, the severe fall-off in new project development in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, and sometimes at bid levels below our break-even pricing, in order to replenish their reduced backlogs.

•	We have also seen some new competitors from out-of-state bidding on large transportation projects; thus, adding to the competitive environment.

These factors have limited our ability to replace backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids.  During the 2008-2010 periods, we have been more aggressive in reducing the anticipated margins we use to bid on some projects; however, we have not bid at anticipated loss margins in order to obtain new backlog.

Backlog.

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. We deduct from backlog the revenues earned on each project during the applicable fiscal period. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2010, our backlog of $660 million included approximately $138 million of expected revenues for which the contracts had not yet been officially awarded, including a project for $91 million on which the customer has deferred executing and starting the contract pending the resolution of funding issues. In February 2011, a joint venture in which the Company has a 45% interest was selected as the best “value proposer” to design and build a section of a highway northeast of Austin, Texas, for a price of $207 million.  The Company’s expected share (approximately $93 million) of this contract is not included in the amount of backlog outstanding at December 31, 2010.

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

Construction Delivery Methods.

Alternative construction delivery methods describe different contractual and responsibility relationships among the owner, the builder and the designer of a project. There are three primary construction delivery methods: design-bid-build, design-build and construction management.

The traditional method by which the majority of our projects have historically been completed is design-bid-build. Under this type of construction delivery, the owner hires a design engineer to design the project and then solicits bids from construction firms and typically awards the contract to build the pre-designed project to the lowest qualifying bidder. The contractor to whom the project is awarded becomes the general contractor and is responsible for completing the project in accordance with the owner’s designs using the contractor’s own employees or resources, or subcontractors. Projects under this method are typically fixed unit price contracts.

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

Among other alternative project delivery methods, RLW’s expertise includes employing accelerated bridge construction methods, or “ABC”, an innovative technology being implemented by many of the departments of transportation in the U.S. today.  The use of ABC methods dramatically decrease bridge installation durations by a factor of months, thereby significantly reducing traffic delays and commuter fuel costs.  UDOT is working to adopt ABC as a standard for many future bridge reconstruction projects.  RLW has performed approximately 28 ABC bridge installations since 2008.

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

Contracts.

Types of Contracts.

We provide our services primarily by using traditional general contracting arrangements, including fixed unit price contracts, lump sum contracts and cost plus contracts.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete the contract for a fixed price per unit. These contracts are generally subject to negotiated change orders, frequently due to differences in site conditions from those initially anticipated as asserted by the customer. Some fixed unit price contracts provide for penalties, if the contract is not completed on time, or incentives, if it is completed ahead of schedule.

Under a lump sum contract, the contractor typically agrees to deliver a completed project in accordance with the contract’s requirements for a specific price, and the customer agrees to pay the price according to a negotiated payment schedule. In developing a lump sum bid, the contractor estimates the costs of labor, subcontracts and materials and adds an amount for overhead and profit. The amount of the profit included in the bid is based on the builder’s assessment of risk and other factors such as availability of resources. If the actual costs of labor, subcontracts, materials and overhead are higher than the contractor’s estimate, the profit will be reduced or become a loss; if the actual costs are lower, the contractor gets more profit.

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

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor availability and performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, our original bids for some contracts are based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, contract profitability can improve. Design-build projects carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. Design errors may result in higher than anticipated construction costs and additional liability to the contract owner. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.  Generally, gross margins included in bids on design-build contracts are higher than for other types of contracts due to the higher risks involved.

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

Although the factors described above are relevant in determining the appropriate amount to bid, the contracting process is managed differently if the project is to be performed on a design-build basis or a CM/GC basis. For design-build projects, we assemble a team that may include project managers, engineers, quality managers and surveyors, to learn about a project that we have identified as one on which we may desire to bid. For some projects, pre-qualification for the project is required wherein we and the other contractors prepare a description of financial strengths, past experience on similar types of projects, safety record and the persons who will be on the project management and design team, after which, the customer will usually set forth a short list of three to five contractors to respond to a request for proposal, generally within three months. Utilizing the limited design specifications provided by the customer, we generally meet weekly over a two to three month period with design engineers to generate a bid containing quantities, prices, timing and a description of our approach for completing the project. The customer then reviews the bids and selects the one that has the best value to price, and considers factors such as contractor qualifications, the time estimated to complete the project and the price bid.

For our CM/GC projects, the customer typically sends out a request for proposal to general contractors for a project. The customer scores each contractor that submits a bid based on the unit prices submitted for five to twenty items that comprise approximately 10% to 20% of the project design, the profit margin proposed, the experience of the contractor for similar types of projects, the contractor’s approach to completing the specific project and whether the contractor understands the CM/GC process. A committee reviews each bid and determines the best value winner to be the general contractor. If we are the winning general contractor, we work with the customer and the engineer to design the project. As various phases of the project are designed, we usually submit bids to construct each phase of the project for which we are qualified. In some situations, we also solicit bids from other construction contractors.  If we are the lower bidder, we are awarded a contract for that phase.  In other situations, if our bid is within say 5% of the cost estimates determined by the customer and the engineer, then we will generally be awarded the contract for a particular phase; if there is say more than a 10% difference, then the customer negotiates with us on the appropriate contract price; and if those negotiations are not successful, then the customer can terminate our contract.

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

Joint Ventures.

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

Under a joint venture agreement, one partner is typically designated as the sponsor or manager. The sponsoring partner typically provides all administrative, accounting and most of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in certain of our current joint venture projects and are a non-sponsoring partner in others.

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

Government and Environmental Regulations.

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

All of our operations are also subject to federal, state and local laws and regulations relating to the environment, including those relating to discharges into air, water and land, climate change, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project in accordance with a plan approved in advance by the customer. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, impose strict and retroactive joint and several liability upon persons responsible for releases of hazardous substances.

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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws.  While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future and that tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Employees.

As of December 31, 2010, the Company had approximately 1,300 employees, including approximately 30 project managers and 65 superintendents. Of such employees, approximately 40 are headquarters’ personnel located in Houston, with most of the others being field personnel. Of our RHB employees, 28 were union members represented by three unions at December 31, 2010.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees who work on our contracts in Texas are a permanent part of our workforce, and we generally do not rely on temporary employees to complete these contracts. In contrast, many of our employees who work on our contracts in Nevada are seasonal employees. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

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

The majority of our revenues and backlog are derived from fixed unit price contracts. Some of our revenues are derived from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. We realize a profit on our contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions;

•	contract or project modifications creating unanticipated costs not covered by change orders;

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

We may be unable to sustain our historical revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. Due to some of these factors, we currently anticipate that our net income and diluted earnings per share of stock attributable to Sterling common stockholders for 2011 will be below the results that we achieved in 2010. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses.

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

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected. In addition, the federal government has not renewed the five-year $244 billion SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance on an interim basis, most recently through September 30, 2011. Reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for 2011. We are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.

While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on some public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing. Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins and, in some cases at bid levels below our break-even pricing, in order to replenish their reduced backlogs. These conditions have increased competition and created downward pressure on bid prices in our markets. These and other factors have limited our ability to maintain or increase our backlog through successful bids for new projects and have limited the profitability of new projects that we do obtain through successful bids. These adverse competitive trends may continue or worsen.

We operate in Texas, Utah, Nevada, and to a lesser extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

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

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our debarment from the bidding process could cause our equipment and work crews to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

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

•	we may not adequately anticipate competitive and other market factors applicable to the acquired company;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize cost savings or other financial benefits we anticipated or we may not realize the anticipated benefits in the time frame that we expected.

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

We may not accurately assess the quality, and we may not accurately estimate the quality, quantity, availability and cost of aggregates we plan to produce, particularly for projects in rural areas of Nevada, which could have a material adverse effect on our results of operations.

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

In Nevada and Hawaii, a substantial number of our equipment operators and laborers are unionized. Any work stoppage or other labor dispute involving our unionized workforce would have a material adverse effect on our operations and operating results.

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

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to Hurricanes Rita and Ike resulted in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. For example, during the first quarter of 2010, we experienced an above-average number of days of rainfall across our Texas markets, which impeded our ability to work on construction projects and reduced our revenues and gross profit. During the late fall to early spring months of each year, our work on construction projects in Nevada and Utah may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduction to our profit on a project.

In connection with acquisitions certain counterparties to joint venture arrangements, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint venture arrangements or not enter into new arrangements. Any termination of a joint venture arrangement could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2010, approximately 20.7% of our revenue was generated from TXDOT, approximately 26.2% was generated by UDOT and approximately 6.4% of our revenue was generated from NDOT.  Similarly, our backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are TXDOT, which comprised 16.5% of our backlog, UDOT which comprised 25.3% of our backlog and NTTA which comprised 17.4% of our backlog at December 31, 2010. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Financial Results and Financing Plans.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits; application of percentage-of-completion accounting and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; impairment of long-term assets; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and stock-based compensation. Our actual results could differ from, and could require adjustments to, those estimates.

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

Our credit facility contains financial covenants that require us to maintain specified fixed charge coverage ratios, asset ratios and leverage ratios, and to maintain specified levels of tangible net worth. Our ability to borrow funds for any purpose will depend on our satisfying these tests. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Acceleration of our credit facility could result in foreclosure on and loss of our operating assets. In the event of such foreclosure, we would be unable to conduct our business and forced to discontinue operations.

If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially and adversely affected.

We had approximately $114.7 million of goodwill recorded on our consolidated balance sheet at December 31, 2010. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysis and investors could significantly reduce the market price of our common stock.  If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual review of our goodwill and intangible assets to determine if they have become impaired, which would require us to write down the impaired portion of these assets.  On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing.  If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially and adversely affected.

Item 1B.            Unresolved Staff Comments.

None

Item 2.              Properties.

We own our headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land in San Antonio on which we plan to construct offices and repair facilities, and we own land in Dallas on which we can construct offices or repair facilities. Pending completion of these offices, we have leased office facilities in these locations.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and equipment repair facilities in West Jordan City, Utah from entities owned by the noncontrolling interest owners of RLW – see Note 14 to the accompanying financial statements.

For our Nevada operations, we lease office space in Reno, Nevada, and own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at a quarry in Carson City, Nevada. Unlike in Texas and Utah where we acquire aggregates from third-party suppliers, in Nevada, we generally source and produce our own aggregates, either from the Carson City leased quarry or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

In order to complete most contracts, we also lease small parcels of real estate near the site of a contract job site to store materials, locate equipment, and provide offices for the contracting customer, its representatives and our employees.

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

Item 4.	Reserved by the Securities and Exchange Commission.

Executive Officers of the Registrant

(At March 1, 2011)

The following is a list of the Company's seven executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Patrick T. Manning (1)	65	Chairman & Chief Executive Officer	2001
Joseph P. Harper, Sr. (1)	65	President & Chief Operating Officer, Treasurer	2001
James H. Allen, Jr.	70	Chief Financial Officer	2007
Anthony F. Colombo	50	Executive Vice President — Operations	2010
Joseph P. Harper, Jr.	39	Executive Vice President — Finance	2010
Brian R. Manning	44	Executive Vice President & Chief Business Development Officer	2010
Roger M. Barzun	69	Senior Vice President & General Counsel, Secretary	2006
(1) Member of the Board of Directors

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

Messrs. Anthony F. Colombo, Joseph P. Harper, Jr., and Brian R. Manning have been officers of the Company's Texas Sterling Construction Co. subsidiary for more than the last five years.  Mr. Manning was elected Vice President Business Development of the Company in March 2006 and Mr. Harper was elected Vice President Finance of the Company in March 2008.  Messrs. Colombo, Harper and Manning were elected to their current positions on September 1, 2010.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other corporations from time to time on a part-time basis.  He is a member of the bar of New York and Massachusetts.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Select Market ("NGS").  The table below shows the market high and low closing sales prices of the common stock for 2009 and 2010 by quarter and for the period from January 1, 2011 through February 28, 2011.

	High	Low
Year Ended December 31, 2009
First Quarter	$19.69	$14.01
Second Quarter	19.88	12.59
Third Quarter	18.25	14.48
Fourth Quarter	19.90	15.61
Year Ended December 31, 2010
First Quarter	21.15	15.67
Second Quarter	17.94	12.94
Third Quarter	13.58	10.62
Fourth Quarter	14.08	11.92
January 1, 2011 through February 28, 2011	13.88	12.42

On February 28, 2011, there were 1,126 holders of record of our common stock.

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

Equity Compensation Plan Information.

Certain information about the Company's equity compensation plans is incorporated into Item 11. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company's proxy statement for its 2011 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each index at the end of 2005 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2005 ($)	December 2006 ($)	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)
Sterling Construction Company, Inc.	100.00	129.29	129.65	110.10	113.73	77.48
Dow Jones US	100.00	115.57	122.51	76.98	99.15	115.66
Dow Jones US Heavy Construction	100.00	124.74	236.96	106.34	121.55	156.07

Issuer Purchases of Equity Securities.

During 2010, the Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock based upon terms acceptable to management.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  No shares were repurchased in 2010.

Item 6.              Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operation, which follows, and Item 8. — Financial Statements and Supplementary Data.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amount in thousands except per-share data)
Operating Results:
Revenues	$459,893	$390,847	$415,074	$306,220	$249,348
Income from continuing operations before income taxes and earnings attributable to noncontrolling interests	$36,494	$37,795	$28,999	$22,396	$19,204
Income tax expense	(10,270)	(12,267)	(10,025)	(7,890)	(6,566)
Income from continuing operations	26,224	25,528	18,974	14,506	12,638
Income from discontinued operations, including gain on sale in 2006	--	--	--	--	682
Net income	26,224	25,528	18,974	14,506	13,320
Noncontrolling owners’ interests in earnings of subsidiaries	(7,137)	(1,824)	(908)	(62)	--
Net income attributable to Sterling common stockholders	$19,087	$23,704	$18,066	$14,444	$13,320
Basic and diluted per share amounts attributable to Sterling common stockholders:
Basic earnings per share from -
Continuing operations	$1.15	$1.77	$1.38	$1.31	$1.19
Discontinued operations	--	--	--	--	0.06
Basic earnings per share	$1.15	$1.77	$1.38	$1.31	$1.25
Basic weighted average shares	16,195	13,359	13,120	11,044	10,583
Diluted earnings per share from -
Continuing operations	$1.13	$1.71	$1.32	$1.22	$1.08
Discontinued operations	--	--	--	--	0.06
Diluted earnings per share	$1.13	$1.71	$1.32	$1.22	$1.14
Diluted weighted average shares outstanding	16,563	13,856	13,702	11,836	11,714

Cash dividends declared	$--	$--	$--	$--	$--

Balance Sheet:
Total assets	$367,131	$385,741	$289,615	$274,515	$167,772
Long-term debt	$336	$40,409	$55,483	$65,556	$30,659
Equity attributable to Sterling common stockholders	$250,429	$230,766	$159,116	$138,612	$90,991
Book value per share of outstanding common stock attributable to Sterling common stockholders	$15.21	$14.35	$12.07	$10.66	$8.37
Shares outstanding	16,468	16,082	13,185	13,007	10,875

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview.

We are a company that operates in one segment, heavy civil construction, through its subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large markets with long-term growth trends in Texas, Utah and Nevada. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services primarily to public sector clients, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregate operations. We perform the majority of the work required by our contracts with our own crews and equipment.

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

Critical Accounting Policies.

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2010, included in this document, and conform to the FASB’s Accounting Standards Codification (or GAAP or ASC).

We operate in one segment and have only one reportable segment and one reporting unit component, heavy civil construction. In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate, and manage our financial information around each project when making operating decisions and assessing overall performance. Even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under ASC 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•
The nature of the products and services — each of our local offices perform similar construction projects: they build, reconstruct and repair roads, highways, bridges, light and commuter rail and water, waste water and storm drainage systems.

•
The nature of the production processes — our heavy civil construction services rendered in the construction production process for each of our construction projects performed by each local office is the same: they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

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

We use the percentage-of-completion accounting method for construction contracts. Revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract cost consists of direct costs on contracts, including labor, materials, amounts payable to subcontractors and equipment expense (primarily depreciation, fuel, maintenance and repairs). Depreciation is computed using the straight-line method for construction equipment. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability.

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

Valuation of Long-Lived Assets.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. At December 31, 2010, we had goodwill with a carrying amount of approximately $114.7 million which must be reviewed for impairment at least annually. We completed our annual impairment review for historical goodwill during the fourth quarter of 2010, and it indicated that there was no impairment in goodwill.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. We are subject to the alternative minimum tax, or AMT, and payments of AMT result in a reduction of our net deferred tax liability.

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

Results of Operations.

Backlog at December 31, 2010.

At December 31, 2010, our backlog of construction projects was $660 million, as compared to $647 million at December 31, 2009. Our Company was awarded or was the apparent low bidder on $473 million of new contracts in 2010, compared to $285 million of new contracts in 2009. Our contracts are typically completed in 12 to 36 months.  At December 31, 2010, there was approximately $138 million of our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Included in the latter amount is $91 million related to a contract on which we were the low bidder where the customer has deferred award until April 2011 due to funding issues.  In February 2011, a joint venture in which the Company has a 45% interest was selected as the best value proposer to design and build a section of highway northeast of Austin, Texas, for a price of $207 million.  The Company’s share of this contract of approximately $93 million is not included in the amount of backlog outstanding at December 31, 2010.  Historically, subsequent non-awards of low bids or finalization of contract prices have not materially affected our backlog or financial condition.  Backlog includes our share of $138 million of estimated revenues related to joint ventures including $94 million where we are a noncontrolling venturer.

During the last quarter of 2008 and throughout the years 2009 and 2010, the bidding environment in our markets has been much more competitive because of the following:

•
While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on some public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on bid prices in our markets.

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their reduced backlogs.

•	The entrance of new competitors from other states.

These factors have limited our ability to increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected. In addition, the federal government has not renewed the SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance to the states on an interim basis, most recently through September 30, 2011.  Continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction expenditures for their fiscal years 2011 and 2012 (most states’ fiscal years end in the summer). We had anticipated these matters would be resolved by now; however, they have not yet been resolved and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.

Further, the nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction. Expenditures by municipalities may also be limited due to federal, state and local funding limitations in the current economic environment.

These and other factors have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2010 and the lower anticipated margin bid on some projects the Company has recently been awarded and has started work on  or expects to start work on in 2011, we currently anticipate that the Company’s net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2011 will be below the results we achieved for 2010.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog and revenues will grow and gross margins, net income and earnings per share will return to levels more consistent with historical rates of return. However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in a sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Business — Markets and Customers — Our Markets” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2010 Compared with Fiscal Year Ended December 31, 2009.

	2010	2009	% Change
	(Dollar amounts in thousands)
Revenues	$459,893	$390,847	17.7%
Gross profit	62,705	54,369	15.3%
Gross margin	13.6%	13.9%
General and administrative expenses	(24,895)	(14,971)	66.3%
Unusual items	--	(2,211)	NM
Other income (expense)	(1,900)	(249)	663.1%
Operating income	35,910	36,938	(2.8%)
Operating margin	7.8%	9.5%
Gain (loss) on the sale of short-term investments	(38)	519	(107.3)%
Interest income	1,809	572	216.3%
Interest expense	(1,187)	(234)	407.3%
Income before taxes	36,494	37,795	(3.4%)
Income taxes	(10,270)	(12,267)	(16.3%)
Net income	26,224	25,528	2.7%
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(7,137)	(1,824)	291.3%
Net income attributable to Sterling common stockholders	$19,087	$23,704	(19.5%)
Contract backlog, end of year	$660,000	$647,000	2.3%
NM – not meaningful

Revenues.

Revenues increased 17.7% or $69.0 million in fiscal year 2010 over fiscal year 2009, with most of that increase arising in the fourth quarter of 2010.  The increase was due to the inclusion of our Utah operations in the consolidated results of operations for all of 2010, compared to one month in 2009 (these operations were acquired on December 03, 2009).  Partially offsetting this increase for the fiscal year 2010 were decreases in revenues of our Texas and Nevada operations due to the market conditions that have continued since 2009 including increased competition and the consequent lower bid prices, lack of visibility on federal highway funding to states, and lower state gasoline and local sales and property taxes, which support infrastructure spending by state, counties and municipalities as more fully explained above under “Backlog at December 31, 2010.”

Gross Profit.

During 2010, we had as many as 80 contracts-in-progress.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential years and quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

The increase in gross profit of $8.3 million for the year 2010 over the year 2009 was due primarily to the inclusion of the gross profit on revenues of our Utah operations and differences in the mix in the stage of completion and gross margins of contracts-in-progress at December 31, 2010 compared to December 31, 2009, including finalization of change orders and revision of total estimated gross profit due to better visibility of revenues and costs on certain projects.  The increase in gross profit of our Utah operations was partially offset by lower gross profits of our Texas and Nevada operations as a result of lower revenues and approximately $3.8 million of under absorption of depreciation and other costs related to lower equipment utilization, both due to lower activity in those states. Management believes such equipment will be used when those markets return to a normalized level of activity and consequently believes there is no impairment in the value of such equipment.

Gross profit for the fourth quarter of 2010 of $28.7 million was $21.3 million greater than the comparable 2009 period because of the inclusion of our Utah operations in the consolidation for all three months in fourth quarter of  2010 compared with only one month in the fourth quarter of 2009; better weather in Texas  in the fourth quarter of 2010 than 2009; and differences, as discussed above, in the mix in the stage of completion and gross margins of contracts-in-progress at December 31, 2010. See Note 16 to the consolidated financial statements for quarterly results of operations.

Operating Income.

Operating income decreased $1.0 million or 2.8% from 2009 to 2010 for the following reasons. Offsetting the $8.3 million increase in gross profit was an increase in general and administrative expenses and other operating expenses (“G&A”) of $9.4 million in 2010 over 2009. The primary reasons for the increase were: G&A incurred by our Utah operations consolidated for a full year in 2010 as compared to one month in 2009; professional fees associated with the appeal of a lawsuit and strategic and management planning activities; higher information technology expenses; and a write off of certain specialized equipment with a net book value of $1.5 million that we no longer believe will be used on future project awards.  Also, during the fourth quarter of 2009, the Company incurred $1.2 million in direct cost of the acquisition of RLW which under GAAP, had to be charged to expense rather than capitalized as part of the acquisition cost.  In addition, in January, 2010, a jury awarded $1.0 million to a subcontractor plaintiff against the Company which had been recorded as an expense at December 31, 2009.  The Company has appealed the verdict – see Note 13 to the accompanying consolidated financial statements.  As a percent of revenues, G&A increased to 5.4% in 2010 versus 4.5% in 2009 due to the reasons discussed above.

Income Taxes.

The decrease in the effective income tax rate to 28.1% in 2010 versus 32.5% in 2009 was due to higher net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling and non-taxable interest income.

Net Income Attributable to Noncontrolling Interests.

The net income attributable to noncontrolling owners’ interests in earnings of subsidiaries and joint ventures increased because of increased earnings of those entities in 2010 versus 2009, primarily as a result of the acquisition of our Utah operations in December 2009.

Fiscal Year Ended December 31, 2009 Compared with Fiscal Year Ended December 31, 2008.

	2009	2008	% Change
	(Dollar amounts in thousands)
Revenues	$390,847	$415,074	(5.8%)
Gross profit	54,369	41,972	29.5%
Gross margin	13.9%	10.1%
General and administrative expenses	(14,971)	(13,763)	8.8%
Unusual items	(2,211)	--	NM
Other income (expense)	(249)	(81)	207.4%
Operating income	36,938	28,128	33.2%
Operating margin	9.5%	6.8%
Gain (loss) on the sale of short-term investments	519	--	NM
Interest income	572	1,070	(46.5%)
Interest expense	(234)	(199)	17.6%
Income before taxes	37,795	28,999	30.3%
Income taxes	(12,267)	(10,025)	22.4%
Net income	25,528	18,974	34.5%
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,824)	(908)	100.9%
Net income attributable to Sterling common stockholders	$23,704	$18,066	31.2%
Contract backlog, end of year	$647,000	$448,000	44.4%
NM – not meaningful

Revenues.

Revenues decreased $24.2 million, or 5.8%, from 2008 to 2009.  The decrease was due to the Company winning fewer contracts as a result of an increase in the number of competitors bidding at lower prices in our Texas and Nevada markets for new work bid during 2009 and more days of rain in Texas during the fourth quarter of 2009 than the comparable 2008 period. Further, some of our competitors in those markets appear to have bid at margins which were less than our break-even pricing apparently in order to replenish their backlogs. This trend has continued into 2010. The increase in competitors and consequent lower bid prices are due to the market conditions discussed above under Backlog at December 31, 2010.

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

Revenues in the fourth quarter of 2009 were $37.6 million less than those in the comparable quarter of 2008 because of increased competition and adverse weather in Texas and were the lowest revenues we have had in Texas since the first quarter of 2005.  The decrease in fourth quarter 2009 revenues was after including revenues for the month of December 2009 of our Utah operations in consolidated revenues.

Gross Profit.

During 2009 and 2008, our Texas and Nevada operations had as many as 60 contracts-in-progress at any one time, of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential years and quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion. At December 31, 2009, our contracts were on average at a more advanced stage of completion than were those in progress at the comparable 2008 period end.

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

Operating Income.

Operating income increased $8.8 million or 33.2% in 2009 over 2008 as a result of the $12.4 million increase in gross profit which was partially offset by an increase of $3.6 million in general and administrative expenses and other operating expenses (“G&A”) in 2009 as compared to 2008. The primary reasons for the increase were the G&A incurred by our Utah operations for the month of December 2009; $1.2 million in direct cost of the acquisition of RLW which under GAAP, effective January 1, 2009, had to be charged to expense rather than capitalized as part of the acquisition cost; and in January, 2010, a jury awarded $1.0 million to a subcontractor plaintiff against the Company which was recorded as an expense at December 31, 2009.  The Company has appealed the verdict – see Note 13 to the accompanying consolidated financial statements. As a percent of revenues, G&A was 4.5% in 2009 versus 3.3% in 2008. The higher level of G&A as a percent of revenues in 2009 vs. 2008 was due to the impact of the decrease in revenues in 2009 (as G&A does not vary directly with the volume of work performed on contracts), the acquisition cost and the provision for loss on the lawsuit.

Income Taxes.

The decrease in the effective income tax rate of 32.5% in 2009 versus 34.6% in 2008 was due to higher net income attributable to noncontrolling interest owners which are taxed to those owners rather than Sterling and higher domestic production activities deduction in 2009 than 2008.

Net Income Attributable to Noncontrolling Interests.

The net income attributable to noncontrolling interest owners increased because of increased earnings in 2009 in Nevada versus 2008 and the acquisition of our Utah operations in December 2009.

Historical Cash Flows.

The following table sets forth information about our cash flows for the years ended December 31, 2008, through 2010.

	Year ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$49,441	$54,406	$55,305
Net cash provided by (used in):
Operating activities	47,073	47,346	26,721
Investing activities	(8,856)	(79,730)	(42,719)
Financing activities	(43,182)	31,485	(9,346)
Supplementary information:
Capital expenditures	13,409	5,277	19,896
Working capital (at end of period)	107,278	113,878	95,123

Operating Activities.

Significant non-cash items included in operating activities are:

•
depreciation and amortization (which for 2010 totaled $15.8 million) increased  $2.0 million from 2009 which had increased $0.6 million from 2008 as a result of capital expenditures of $13.4  million in 2010 and $5.3 million in 2009 and a full year's depreciation in 2010 on equipment purchased in the RLW acquisition in December 2009;

•
deferred tax expense was $3.9 million, $4.5 million and $8.9 million in 2010, 2009 and 2008, respectively, mainly attributable to accelerated depreciation methods used on equipment for tax purposes and amortization for tax return purposes of goodwill arising in the acquisition of RHB and RLW.

Besides net income of $26.2 million in 2010 and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable decreased by $10.0 million in the current year and $15.1 million in 2009 versus an increase of $6.2 million in 2008 due to the reductions in revenues in Texas and Nevada during 2010 and 2009 versus 2008;

•
the increase in cost and estimated earnings in excess of billings on uncompleted contracts of $4.1 million for 2010, versus a decrease of $3.8 million for 2009, was due to an increase in the volume of materials purchased for certain projects at December 31, 2010, but not billed to the customer until 2011 and the timing of other billings;

•
the increase in receivables from and the equity in construction joint ventures of $4.4 million for 2010 to $6.7 million at December 31, 2010 versus a balance of $2.3 million at December 31, 2009.  This increase resulted from increased activity in 2010 by joint ventures of our Utah operations.

•	accounts payable increased by $2.3 million in 2010 as compared to a decrease of $11.2 million in 2009. The decrease in 2009 was due to lower project activity during the fourth quarter of 2009;

•	billings in excess of costs and estimated earnings on uncompleted contracts decreased by $13.3 million in 2010 as compared to a decrease of $3.6 million in 2009 due to a reduction in advance billings.

Investing Activities.

Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $13.4 million in 2010 as compared to $5.3 million in 2009, and $19.9 million in 2008 respectively.  Capital equipment is acquired as needed to support work crews required by increased backlog and to replace retiring equipment.  The increase in 2010 was primarily due to purchases of additional equipment to perform our responsibilities on a large joint venture project in Utah.  The decreases in capital expenditures in 2008 and 2009 were principally due to management's cautious view regarding certain of the Company's markets in 2009 and 2010, due to economic uncertainties.  Management expects capital expenditures in 2011 to be higher than 2010 as a result of normal replacement of equipment, which replacement was deferred in 2009 and 2010; additional equipment required by the Utah joint venture project and a recent low bid on a large job in Texas; and shop and office facilities to be acquired by two of our offices in Texas.

During the twelve months ended December 31, 2010, 2009 and 2008, the Company had net sales of short-term securities of $2.9 million and net purchases of $14.0 million in 2009 and $24.3 million in 2008. The purchases were primarily due to cash generated by operations, after repayment of indebtedness, and invested in such securities.  The reduction of short-term securities in 2010 was due to repayment of debt.

In December 2009, we purchased an 80.0% equity interest in RLW for a net cash purchase price of $60.5 million, net of cash acquired, in order to expand our construction operations to Utah.

Financing Activities.

Financing activities in 2010, 2009 and 2008 primarily reflect a reduction of $40.0 million, $15.0 million and $10.0 million, respectively, in borrowings under our $75.0 million Credit Facility.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.

Additionally, the Company sold 2.76 million shares of common stock in 2009 for net proceeds of $46.8 million.

Liquidity.

The level of working capital for our construction business varies due to fluctuations in:

•	customer receivables and contract retentions;

•	costs and estimated earnings in excess of billings;

•	billings in excess of costs and estimated earnings;

•	investments in our unconsolidated construction joint ventures;

•	the size and status of contract mobilization payments and progress billings; and

•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

As of December 31, 2010, we had working capital of $107.3 million, a decrease of $6.6 million over December 31, 2009. The decrease in working capital was the result of the following (in thousands):

Net income	$26,224
Depreciation and amortization	15,770
Deferred tax expense	3,860
Capital expenditures	(13,409)
Debt repayment, net of drawdowns	(40,000)
Dividends paid to noncontrolling interests owners	(4,160)
Other	5,115
Total decrease in working capital	$(6,600)

The Company believes that it has sufficient liquid financial resources, including availability under its Credit Facility of $73.3 million at December 31, 2010, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital.

Sources of Capital.

In addition to our available cash and cash equivalents, short term investments balances and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility entered into on October 31, 2007, has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital. At December 31, 2010, there were no borrowings outstanding under the Credit Facility; however, there was a letter of credit of $1.7 million outstanding under the Credit Facility, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $73.3 million without violating any of the financial covenants discussed in the next paragraph.

Average month-end borrowings under the Credit Facility for the fiscal year 2010 were $4.6 million and the largest amount of end-of-month borrowings under the Credit Facility was $30 million on March 31, 2010.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses. The Credit Facility contains restrictions on our ability to:

•	Make distributions or pay dividends;

•	Incur liens and encumbrances;

•	Incur further indebtedness;

•	Guarantee obligations;

•	Dispose of a material portion of assets or merge with a third party;

•	Incur negative income for two consecutive quarters.

•	Make investments in securities.

To date the Company has not experienced any difficulty in borrowing under our credit agreement or any material change in its terms, and the Company was in compliance with all covenants under the Credit Facility as of December 31, 2010.

The financial markets have experienced substantial volatility as a result of disruptions in the credit markets and the recession.  However, to date we have not experienced any difficulty in borrowing under our Credit Facility or any change in its terms.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2011.

The unpaid principal balance of each prime-based loan bears interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the “pricing leverage ratio” that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2010 was 3.25% at all times that the Company had debt outstanding under this facility.

At our election, the loans under the new Credit Facility bear interest at either a LIBOR-based interest rate or a prime-based interest rate.  The prime based interest rate option plus the applicable prime based margin can be no less than the Daily Adjusting Libor plus 1.00%, or Federal Funds Rate plus 1.00%.  The unpaid principal balance of each LIBOR-based loan bears interest at a variable rate equal to LIBOR plus an amount ranging from 1.25% to 2.25% depending on the pricing leverage ratio that we achieve. The “pricing leverage ratio” is determined by the ratio of our average total debt, less cash and cash equivalents, to earnings before interest, taxes, depreciation and amortization ("EBITDA") that we achieve on a rolling four-quarter basis. The pricing leverage ratio is measured quarterly. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable LIBOR margins will be 1.25%, 1.75% or 2.25%, respectively, and the applicable prime based margins will be 0.00%, 0.25% and 0.50%, respectively. Interest on LIBOR-based loans is payable at the end of the relevant LIBOR interest period, which must be one, two, three or six months.

Mortgage.

In 2001 we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston.  The building was financed principally through an additional mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2010 was 3.5% per annum, repayable over 15 years.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2010:

	Payments due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$--	$--	$--	$--	$--
Operating leases	6,525	1,048	1,457	908	3,112
Mortgage	409	73	219	117	--
	$6,934	$1,121	$1,676	$1,025	$3,112

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2010 interest on the Credit Facility was approximately $8,000.  The mortgages are expected to have future annual interest expense payments of approximately $16,000 in less than one year, $24,000 in one to three years, and $3,000 in four to five years.

In addition to the contractual obligations set forth above, the noncontrolling interest owners of two of our subsidiaries have the right to require the Company to buy their interest in those subsidiaries in 2011 and 2013.  At December 31, 2010, the estimated put liability and undistributed 2010 earnings attributable to those noncontrolling interest owners was approximately $28.7 million.  See Note 12 to the accompanying consolidated financial statements.

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

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts.  Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.  We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.

Capital Expenditures.

Our capital expenditures during 2010 were $13.4 million, and during 2009 were $5.3 million. The increase in 2010 from the 2009 level was due in part to purchases of additional equipment to perform our contracts, including a large joint venture in Utah.  In 2011, we expect our capital additions to be higher than 2010 due to normal replacement of equipment which replacement was deferred in 2009 and 2010; additional equipment that will be required by the Utah operations to perform its responsibilities on the joint venture project and a recent low bid on a large job in Texas; and  shop and office facilities to be acquired by two of our offices in Texas.

Inflation.

Until 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  While the prices we have paid for oil and fuel and, generally, for other materials have decreased, we have over the last several months seen the prices of oil and fuel rise once again and seen increases in steel prices.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

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

Off-Balance Sheet Arrangements and Joint Ventures.

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture's contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners for construction joint ventures provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner's inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At December 31, 2010, there was approximately $750.4 million of construction work to be completed on  unconsolidated construction joint venture contracts of which $94.0 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners, would be responsible for completion of the outstanding work. As of December 31, 2010, we are not aware of situations that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

The only other off-balance sheet arrangements are related to the operating leases included in the table in "Contractual Obligations" above.

New Accounting Pronouncements.

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” regarding the disclosure requirements of existing U.S. GAAP related to fair value measurements.  This standard requires additional disclosures about recurring and non-recurring fair value measurements.  These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard did not impact our financial position, results of operations and cash flows for the 2010 fiscal year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates are one of our sources of market risk.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  Based on the average debt under our Credit Facility and Mortgage outstanding during 2010, we estimate that an increase of 1.0% in the interest rate would have resulted in an increase in our interest expense of approximately $2,000 in 2010.

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

During 2009, we commenced a strategy of investing in certain securities, the assets of which are a crude oil commodity pool. We believed that the gains and losses on these securities would tend to offset increases and decreases in the price we paid for diesel and gasoline fuel and reduce the volatility of such fuel costs in our operations. For the year ended December 31, 2010, the Company had a pre-tax realized loss of $264,000 on these securities and an unrealized pre-tax loss of $23,000.  Subsequent to December 31, 2010, we sold our position in these securities resulting in a realized pre-tax loss of $236,000.

We are reviewing the use of financial futures contracts to further manage price risks of fuel.  At this time, we have no such financial contracts in place.

Item 8.	Financial Statements and Supplementary Data.

Financial statements start on page 41.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2010 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2010, internal control over financial reporting is effective based on these criteria.

Grant Thornton LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 16, 2011, also included in this Annual Report and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2011 and is incorporated herein by reference. The information can be found under the following headings in the proxy statement:

Item 10 Information	Location/Heading in the Proxy Statement
Directors	Election of Directors (Proposal 1)
Compliance With Section 16(a) of the Exchange Act	Stock Ownership Information
Code of Ethics	The Corporate Governance & Nominating Committee
Communication with the Board; nominations; Board and committee meetings; committees of the Board; Board leadership and risk oversight; and director compensation.	Board Operations

Information relating to the Company's executive officers is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2011 and is incorporated herein by reference.  The information can be found under the heading Executive Compensation in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2011 and is incorporated herein by reference.

Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.

Information regarding the ownership of the Company's common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2011 and is incorporated herein by reference.

Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Business Relationships with Directors and Officers.

Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14.    Principal Accountant Fees and Services.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2011 and is incorporated herein by reference.  The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company's Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the fiscal years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2010, 2009 and

2008 Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010, 2009 and 2008

Financial Statement Schedules.

None.

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

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 1-31993)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1#
Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of the Compensation Plan for Non-Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 1-31993)).

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

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

10.12#
Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth and Kip L. Wadsworth Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

10.13#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Anthony F. Colombo.
10.14#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Jr.
10.15#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Brian R. Manning.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                       State of Incorporation or Organization
Texas Sterling Construction Co.                                         Delaware
Road and Highway Builders, LLC                                      Nevada
Road and Highway Builders Inc.                                        Nevada
Road and Highway Builders of California, Inc.                California
Ralph L. Wadsworth Construction Company, LLC         Utah
Ralph L. Wadsworth Construction Co. LP                       California

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.1*
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

Sterling Construction Company, Inc.

Date: March 16, 2011                                                      By:     /s/ Patrick T. Manning

Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Manning Patrick T. Manning	Chairman of the Board of Directors; Chief Executive Officer (principal executive officer)	March 16, 2011
/s/ Joseph P. Harper, Sr. Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer; Director	March 16, 2011
/s/James H. Allen, Jr. James H. Allen, Jr.	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2011
/s/ John D. Abernathy John D. Abernathy	Director	March 16, 2011
/s/ Robert A. Eckels Robert A. Eckels	Director	March 16, 2011
/s/Maarten D. Hemsley Maarten D. Hemsley	Director	March 16, 2011
/s/ Richard O. Schaum Richard O. Schaum	Director	March 16, 2011
/s/ Milton L. Scott Milton L. Scott	Director	March 16, 2011
/s/ David R. A. Steadman David R. A. Steadman	Director	March 16, 2011
/s/ Kip L. Wadsworth Kip L. Wadsworth	Director	March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion that Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sterling Construction Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2011

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(Amounts in thousands, except share and per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$49,441	$54,406
Short-term investments	35,752	39,319
Contracts receivable, including retainage	70,301	80,283
Costs and estimated earnings in excess of billings on uncompleted contracts	10,058	5,973
Inventories	1,479	1,229
Deferred tax asset, net	82	127
Receivables from and equity in construction joint ventures	6,744	2,341
Deposits and other current assets	2,472	5,510
Total current assets	176,329	189,188
Property and equipment, net	74,681	80,282
Goodwill	114,745	114,745
Other assets, net	1,376	1,526
Total assets	$367,131	$385,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,432	$32,619
Billings in excess of costs and estimated earnings on uncompleted contracts	17,807	31,132
Current maturities of long-term debt	73	73
Income taxes payable	1,493	351
Accrued compensation	6,920	4,311
Other accrued expenses	7,326	6,824
Total current liabilities	69,051	75,310
Long-term liabilities:
Long-term debt, net of current maturities	336	40,409
Deferred tax liability, net	18,591	15,369
Total long-term liabilities	18,927	55,778

Commitments and contingencies

Noncontrolling owners' interests in subsidiaries and joint ventures	28,724	23,887

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized
1,000,000 shares, none issued	--	--
Common stock, par value $0.01 per share; authorized
19,000,000 shares, 16,468,369 and 16,081,878 shares issued	164	160
Treasury stock, 3,147 shares of common stock at no cost	--	--
Additional paid in capital	198,849	197,898
Retained earnings	51,553	32,466
Accumulated other comprehensive income (loss)	(137)	242
Total Sterling common stockholders’ equity	250,429	230,766
Total liabilities and stockholders’ equity	$367,131	$385,741

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except for share and per share data)

	2010	2009	2008
Revenues	$459,893	$390,847	$415,074
Cost of revenues	397,188	336,478	373,102
Gross profit	62,705	54,369	41,972
General and administrative expenses	(24,895)	(14,971)	(13,763)
Direct costs of acquisition	--	(1,211)	--
Provision for loss on lawsuit	--	(1,000)	--
Other income (expense)	(1,900)	(249)	(81)
Operating income	35,910	36,938	28,128
Gain (loss) on sale of securities	(38)	519	--
Interest income	1,809	572	1,070
Interest expense	(1,187)	(234)	(199)
Income before income taxes and earnings attributable to noncontrolling interests	36,494	37,795	28,999
Income tax expense:
Current	(6,410)	(7,785)	(1,087)
Deferred	(3,860)	(4,482)	(8,938)
Total income tax expense	(10,270)	(12,267)	(10,025)
Net income	26,224	25,528	18,974
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(7,137)	(1,824)	(908)
Net income attributable to Sterling common stockholders	$19,087	$23,704	$18,066
Net income per share attributable to Sterling common stockholders
Basic	$1.15	$1.77	$1.38
Diluted	$1.13	$1.71	$1.32
Weighted average number of common shares outstanding used in computing earnings per share amounts:
Basic	16,194,708	13,358,903	13,119,987
Diluted	16,563,169	13,855,709	13,702,488

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	Common Stock		Treasury Stock		Additional paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	13,007	$130	--	$--	$147,786	$(9,304)	$--	$138,612
Net income attributable to Sterling common stockholders						18,066		18,066
Stock issued upon option and warrant exercises	154	1			237			238
Stock based compensation expense					210			210
Issuance and amortization of restricted stock	24	--			307			307
Excess tax benefits from exercise of stock options					1,218			1,218
Revaluation of noncontrolling interest put/call liability					607			607
Expenditures related to equity offering					(142)			(142)
Balance at December 31, 2008	13,185	131	--	--	150,223	8,762	--	159,116
Net income attributable to Sterling common stockholders						23,704		23,704
Unrealized holding gain on available-for-sale securities, net of tax							242	242
Stock issued upon option and warrant exercises	109	1			307			308
Stock based compensation expense					181			181
Issuance and amortization of restricted stock	28	--			405			405
Stock issued in equity offering, net of expenses	2,760	28			46,782			46,810
Balance at December 31, 2009	16,082	160	--	--	197,898	32,466	242	230,766
Net income attributable to Sterling common stockholders						19,087		19,087
Unrealized holding loss on available-for-sale securities, net of tax							(379)	(379)
Stock issued upon option and warrant exercises	350	3			1,048			1,051
Stock based compensation expense					121			121
Issuance and amortization (surrender) of restricted stock	36	1	(3)	--	473			474
Revaluation of noncontrolling interest put/call liability					(691)			(691)
Balance at December 31, 2010	16,468	$164	(3)	$--	$198,849	$51,553	$(137)	$250,429

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	For the year ended December 31,
	2010	2009	2008
Net income attributable to Sterling common stockholders	$19,087	$23,704	$18,066
Add/deduct other comprehensive income, net of tax
Realized (gain) loss from available-for-sale securities	25	(337)	--
Net unrealized/realized holding gain (loss) on available-available-for-sale securities	(404)	579	--
Comprehensive net income attributable to Sterling common stockholders	$18,708	$23,946	$18,066

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008
Net income attributable to Sterling common stockholders	$19,087	$23,704	$18,066
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	7,137	1,824	908
Net income	26,224	25,528	18,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,770	13,730	13,168
(Gain) loss on disposal of property and equipment	1,900	249	81
Deferred tax expense	3,860	4,482	8,938
Stock based compensation expense	595	586	517
Excess tax benefits from exercise of stock options	--	--	(1,218)
Interest expense accreted on noncontrolling interest	1,169	206	199
Loss (gain) on sale of securities	38	(519)	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	9,982	15,138	(6,188)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,085)	3,778	(3,761)
(Increase) decrease in prepaid expenses and other assets	2,284	(1,582)	(1,945)
(Increase) decrease in receivables from and equity in construction joint ventures	(4,403)	(13)	--
Increase (decrease) in trade payables	2,316	(11,185)	(1,079)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(13,325)	(3,571)	(2,222)
Increase (decrease) in accrued compensation and other liabilities	4,748	519	1,257
Net cash provided by operating activities	47,073	47,346	26,721
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	--	(60,490)	--
Additions to property and equipment	(13,409)	(5,277)	(19,896)
Proceeds from sale of property and equipment	1,607	435	1,298
(Issuance) payments on note receivables	--	(350)	204
Purchases of short-term securities, available for sale	(137,547)	(71,386)	(24,325)
Sales of short-term securities, available for sale	140,493	57,338	--
Net cash used in investing activities	(8,856)	(79,730)	(42,719)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	57,700	188,000	235,000
Cumulative daily repayments – Credit Facility	(97,700)	(203,000)	(245,000)
Repayments under long-term obligations	(73)	(74)	(98)
Increase in deferred loan costs	--	(151)	--
Issuance of common stock pursuant to warrants and options exercised	1,051	308	238
Utilization of excess tax benefits from exercise of stock options	--	--	1,218
Distributions to noncontrolling interest owners	(4,160)	(408)	(562)
Net proceeds from sale of common stock	--	46,810	(142)
Net cash provided by (used in) financing activities	(43,182)	31,485	(9,346)
Net increase (decrease) in cash and cash equivalents	(4,965)	(899)	(25,344)
Cash and cash equivalents at beginning of period	54,406	55,305	80,649
Cash and cash equivalents at end of period	$49,441	$54,406	$55,305

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44	$31	$167
Cash paid during the period for income taxes	$3,740	$7,000	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We provide general contracting services primarily to public sector clients utilizing our own employees and equipment for the majority of activities including excavating, concrete and asphalt paving, construction of bridges and similar large structures, pipe and rail installation, concrete and asphalt batch plant operations, concrete crushing and aggregates operations. We purchase the necessary materials for our contracts, and perform the majority of the work required by our contracts with our own crews.

Sterling owns six subsidiaries: Texas Sterling Construction Co. (“TSC”), a Delaware corporation; Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company; Road and Highway Builders, Inc. ("RHB Inc"), a Nevada corporation; Road and Highway Builders of California, Inc., ("RHB Cal"), a California corporation; Ralph L. Wadsworth Construction Company, LLC ("RLW"), a Utah limited liability company and Ralph L. Wadsworth Construction Company, LP (“RLWLP”), an inactive California limited partnership.  TSC, RHB, RHB Cal and RLW perform construction contracts, and RHB Inc produces aggregates from a leased quarry, primarily for use by RHB.

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

During the last quarter of 2008 and throughout the years 2009 and 2010, the bidding environment in our markets has been much more competitive because of the following:

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

These factors have limited our ability to increase our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the amount of backlog we had at December 31, 2010 and the lower anticipated margin bid on some projects that we have recently been awarded and have started work on or expect to start work on in 2011, we currently anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2011 will be below the results we achieved for 2010.

We do, however, expect that our markets will ultimately recover from the conditions described above, that our backlog and revenues will grow and that our gross profit, net income and earnings per share will return to levels more consistent with historical rates of return.  However, we cannot predict the timing of such a return to historical normalcy in our markets.

Critical Accounting Policies

Use of Estimates

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

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets, and income taxes.

Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

Construction Revenue Recognition

The Company is a general contractor in the states of Texas, Utah and Nevada and other states where it sees opportunities.  It engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.  Our contracts generally take 12 to 36 months to complete.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  Cost and estimated earnings in excess of billings included $1.7 million and $0.7 million at December 31, 2010 and 2009, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgage payable, the Credit Facility and the puts related to the noncontrolling owners’ interest in subsidiaries.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  See Note 12 regarding the fair value of the puts.  We had one mortgage outstanding at December 31, 2010 with a remaining balance of $409,000.  The mortgage was accruing interest at 3.50% at both December 31, 2010 and 2009 and contains pre-payment penalties.  To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2010 approximately $1.6 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  The Company classifies short-term investments, other than certificates of deposits with remaining maturity of 90 days or less at purchase, as securities available for sale.  At December 31, 2010 and 2009 the Company had short-term investments as follows (in thousands):

	December 31, 2010
	Total	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Fixed income mutual funds	$31,992	$31,992	$2	$189
Exchange traded funds	3,510	3,510	13	36
Total securities available-for-sale	35,502	$35,502	$15	$225
Certificates of deposit with original maturities between 90 and 365 days	250
Total short-term investments	$35,752

	December 31, 2009
	Total	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Fixed income mutual funds	$35,055	$35,055	$55	$1
Exchange traded funds	2,494	2,494	319	--
Total securities available-for-sale	37,549	$37,549	$374	$1
Certificates of deposit with original maturities between 90 and 365 days	1,770
Total short-term investments	$39,319

Descriptions of the inputs used to value the above securities are shown below:

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

The Company had no short-term investments valued with Level 2 or Level 3 inputs at either balance sheet date.

Gains (losses) on sale of securities in the accompanying statements of operations are comprised entirely of gains and losses realized on short-term investment securities.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders' equity as the losses may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest income of $1.8 million, $0.6 million and $1.1 million, respectively.

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2010 and 2009 contracts receivable included $22.9 million and $31.7 million of retainage, respectively, discussed below which is being withheld by customers until completion of the contracts and $388,000 and $3.7 million of unbilled receivables, respectively, on contracts completed or substantially complete at that date (the unbilled 2010 amount is expected to be billed in 2011). All other contracts receivable include only balances approved for payment by the customer.

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

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2010 and 2009 are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable is necessary. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Inventories

The Company's inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2010 and 2009 consist primarily of concrete and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortization are as follows:

Buildings	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Depreciation expense was approximately $15.5 million, $13.5 million, and $12.9 million in 2010, 2009 and 2008, respectively.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease.  Depreciation expense on leased equipment and the related accumulated depreciation is included with that of owned equipment.  The Company had no capital leases in 2010, 2009 or 2008.

Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. In 2007, the Company entered into a new syndicated term Credit Facility (see Note 3) and incurred $1.2 million of loan costs, which are being amortized over the five-year term of the loan. Loan cost amortization expense for fiscal years 2010, 2009 and 2008 was $304,000, $258,000 and $254,000 respectively.

Goodwill and Intangibles

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

Goodwill impairment is tested during the last quarter of each calendar year. The first step compares the calculated book value of the Company’s stock (stockholders’ equity) to the adjusted market value of those shares.  We used two methods to determine the adjusted market value of our outstanding stock.  The first method is based on the aggregate of the quoted market value of our outstanding stock as of October 1 as reported by NASDAQ, adjusted for a controlling interest premium. The second method, which is used by some of the analysts reporting on our Company, is based on the Company’s enterprise value (market capitalization plus net debt), adjusted for a controlling interest premium, divided by its EBITDA (earnings before interest, taxes, depreciation and amortization).  If the adjusted market value of the Company’s stock is greater than the calculated book value of the Company’s stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted market value is less than the calculated book value, additional steps of determining fair value of assets must be taken to determine impairment. Testing under step one by these two methods in 2010 indicated the adjusted market value of the Company’s stock was in excess of its calculated book value by between 15% and 57%; therefore no further testing was required.  Based on the results of such tests for impairment, the Company concluded that no impairment of goodwill existed as of December 31, 2010.

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

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed based on estimated undiscounted cash flow associated with the assets as compared to the asset's carrying amount to determine if a write-down to fair value is required.  As a result of the current economic cycle, the Company has idled some of its equipment.  Management believes such equipment will be used when the market returns to a normalized level of activity, and consequently, there is no impairment in the carrying value of such equipment.

Segment reporting

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

While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our chief operating decision maker or our office management based on local office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed unit or negotiated lump sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

Federal and State Income Taxes

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

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of the joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture disproportionate to its interest in the joint venture, which could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2010 and 2009, we had no participation in a joint venture where we had a material noncontrolling variable interest.

If we have determined that we control the joint venture, we consolidate the joint venture in our consolidated financial statements and include the other venturers' interests in the equity and net income of the joint venture in the balance sheet line item: "Noncontrolling owners' interests in subsidiaries and joint ventures."

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2010 and 2009 are shown below (in thousands):

	2010	2009
Total combined:
Current assets	$79,588	$10,328
Less current liabilities	(61,629)	(964)
Net assets	$17,959	$9,364

Revenues	$302,289	$--
Income before tax	$24,573	$--
Backlog	$750,398	$1,100,235

Sterling's noncontrolling interest:
Share of revenues	$37,684	$--
Share of income before tax	$3,018	$--
Backlog	$93,931	$137,559

Sterling's receivables from and equity in net assets of construction joint ventures	$6,744	$2,341

Stock-Based Compensation

The Company’s stock-based incentive plan is administered by the Compensation Committee of the Board of Directors.  The Company’s policy is to use the closing price of the common stock on the date of the meeting at which a stock option award is approved for the option’s per-share exercise price.  The term of the grants under the plans do not exceed 10 years. Stock options generally vest over a three to five year period, and the fair value of the stock option is recognized on a straight-line basis over the vesting period of the option. See Note 7 for further information regarding the stock-based incentive plans.

Net Income Per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for 2010, 2009 and 2008 (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Sterling common stockholders	$19,087	$23,704	$18,066
Revaluation of noncontrolling interest put/call liability reflected in additional paid in capital, net of tax	(449)	--	--
	$18,638	$23,704	$18,066

Denominator:
Weighted average common shares outstanding — basic	16,195	13,359	13,120
Shares for dilutive stock options and warrants	368	497	582
Weighted average common shares outstanding and assumed conversions — diluted	16,563	13,856	13,702

Basic net income per share attributable to Sterling common stockholders	$1.15	$1.77	$1.38

Diluted net income per share attributable to Sterling common stockholders	$1.13	$1.71	$1.32

There were 95,107 options in 2010, and 96,007 options for both 2009 and 2008 outstanding, but considered antidilutive as the option exercise price exceeded the average share market price.

Interest Costs

Approximately $6,000, $13,000 and $107,000 of interest related to the construction of maintenance facilities and an office building were capitalized as part of construction costs during 2010, 2009 and 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements not adopted or not discussed below are not expected to materially affect the Company’s consolidated financial statements.

In June 2009, the FASB issued a standard to address the elimination of the concept of a qualifying special purpose entity. This standard replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard became effective in the first quarter of 2010 and may have the effect of requiring us to consolidate variable interest joint ventures in which we do not have a controlling interest.   At December 31, 2010, we had no investment in any variable interest joint venture entity.

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” regarding the disclosure requirements of existing U.S. GAAP related to fair value measurements.  This standard requires additional disclosures about recurring and non-recurring fair value measurements.  These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard did not impact our financial position, results of operations or cash flows for the 2010 fiscal year.

Reclassifications

Certain immaterial balances included in the prior year balance sheet have been reclassified to conform to current year presentation.

2.  Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2010	2009
Construction equipment	$109,432	$105,085
Transportation equipment	14,915	13,472
Buildings	4,673	4,699
Office equipment	870	892
Construction in progress	870	471
Land	2,916	2,916
Water rights	200	200
	133,876	127,735
Less accumulated depreciation	(59,195)	(47,453)
	$74,681	$80,282

At December 31, 2010, construction in progress consisted of expenditures for new maintenance shop facilities and offices at various locations in Texas.

3.  Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2010	2009

Credit Facility, due October 2012	$--	$40,000
Mortgage due monthly through June 2016	409	482
	409	40,482
Less current maturities of long-term debt	(73)	(73)
Total long-term debt	$336	$40,409

Line of Credit Facility

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank, which replaced a prior Revolver, and will mature on October 31, 2012. The Credit Facility allows for borrowing of up to $75.0 million and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. At December 31, 2010 and 2009, the aggregate borrowings outstanding under the Credit Facility were $0 and $40 million, respectively, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.7 million and $1.8 million, respectively, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $73.3 million and $33.2 million at December 31, 2010 and 2009, respectively, without violating any of the covenants discussed in the next paragraph.

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

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2010.

The unpaid principal balance of each prime-based loan will bear interest at a variable rate equal to Comerica’s prime rate plus an amount ranging from 0% to 0.50% depending on the pricing leverage ratio that we achieve. If we achieve a pricing leverage ratio of (a) less than 1.00 to 1.00; (b) equal to or greater than 1.00 to 1.00 but less than 1.75 to 1.00; or (c) greater than or equal to 1.75 to 1.00, then the applicable prime margins will be 0.0%, 0.25% or 0.50%, respectively.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2010 was 3.25% at all times that the Company had debt outstanding under this facility.

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

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2011.

Mortgage

In 2001 TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2010 was 3.5% per annum, repayable over 15 years. The outstanding balance on this mortgage was $409,000 at December 31, 2010.

Maturities of Debt

The Company's long-term obligations mature in future years as follows (in thousands):

Years Ending December 31,:
2011	$73
2012	73
2013	73
2014	73
2015	73
Thereafter	44
$409

4.  Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgages payable, the Credit Facility and the puts.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  See Note 12 regarding the fair values of the puts.

TSC had one mortgage outstanding at December 31, 2010 and 2009.  This mortgage was accruing interest at 3.50% at those dates, respectively and contained pre-payment penalties. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At December 31, 2010 and 2009 the carrying value of the mortgages was $409,000 and $482,000, respectively, and the fair value of the mortgage was approximately $412,000 and $431,000, respectively.

The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 9).

5.  Income Taxes and Deferred Tax Asset/Liability

The Company and its subsidiaries file federal and state income tax returns in the U.S. and various states. The Company’s U.S. federal income tax returns for 2007, 2008 and 2009 are currently being examined by the I.R.S.; however, management expects there will be no material change in our financial position or results of operations as a result of this examination.  With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2007. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2010.

Current income tax expense represents federal tax, Texas state franchise tax and the Utah state income tax paid or expected to be payable for the years shown in the statements of operations.
Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2010		2009
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation and other	$82	$--	$127	$--

Liabilities related to:
Amortization of goodwill	--	(4,473)	--	(2,361)
Depreciation of property and equipment	--	(15,068)	--	(13,163)
Accreted interest on put	--	551		142
Contingency loss on lawsuit	--	321		321
Other	--	78	---	(308)
Net asset/liability	$82	$(18,591)	$127	$(15,369)

The income tax provision differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$12,773	35.0%	$13,228	35.0%	$10,149	35.0%
State franchise and income tax based on income, net of refunds and federal tax benefits	879	2.4	233	0.6	195	0.7
Taxes on subsidiaries’ and joint ventures’ earnings attributable to noncontrolling interests owners	(2,498)	(6.8)	(638)	(1.7)	(319)	(1.1)
Tax benefits of Domestic Production Activities Deduction	(500)	(1.4)	(563)	(1.5)	--	--
Non-taxable interest income	(494)	(1.4)	(23)	--	(35)	--
Other permanent differences	110	0.3	30	0.1	35	--
Income tax expense	$10, 270	28.1%	$12,267	32.5%	$10,025	34.6%

The Company utilized approximately $3.5 million of excess compensation carry-forwards from the exercise of stock options to offset taxable income in 2008.  The utilization of these excess compensation benefits for tax purposes reduced taxes payable and increased additional paid-in capital for financial statement purposes by $1.2 million in 2008.

As a result of the Company’s detailed analysis, management has determined that the Company does not have any material uncertain tax positions.

6.  Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress towards completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) versus the billings on those contracts through December 31, 2010 and 2009 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates.

	As of December 31,
	2010	2009
Costs incurred and estimated earnings on uncompleted contracts	$855,611	$705,566
Billings on uncompleted contracts	(863,360)	(730,725)
Excess of billings over costs incurred and estimated earnings on uncompleted contracts	$(7,749)	$(25,159)

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,058	$5,973
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,807)	(31,132)
Excess of billings over costs incurred and estimated earnings on uncompleted contracts	$(7,749)	$(25,159)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years, including in 2009, amounts recognized and billed by RLW prior to its acquisition by Sterling.

7.  Stock Options and Warrants

Stock Options and Grants

In 2001, the Board of Directors adopted and the shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 1,000,000 shares of the Company's common stock.  The plan is administered by the Compensation Committee of the Board of Directors. In general, the plan provides for all grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

The Company's and its subsidiaries' directors, officers, employees, consultants and advisors are eligible to be granted awards under the 2001 plan.

At December 31, 2010 there were 335,454 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated.

The 2001 plan provides for restricted stock grants and in May 2010, 2009 and 2008 pursuant to nonemployee director compensation arrangements, non-employee directors of the Company were awarded restricted stock with one-year vesting as follows:

	Years Ended December 31,
	2010	2009	2008
Shares awarded to each non-employee director	3,147	2,800	2,564
Total shares awarded	25,176	19,600	17,948
Grant-date market price per share	$15.89	$17.86	$19.50
Total compensation cost attributable to shares awarded	$400,000	$350,000	$350,000
Compensation cost recognized related to current and prior year awards	$283,333	$233,000	$129,000

In 2010, 2009 and 2008, several key employees were granted an aggregated total of 10,714, 8,366 and 5,672 shares of restricted stock, respectively, with a market value of $15.89, $17.45 and $18.16 per share, respectively, resulting in compensation expense of $170,000, $146,000 and $103,000, respectively, to be recognized ratably over the five-year restriction periods.

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan		1994 Non-Employee Director Plan		1994 Omnibus Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	457,140	$9.06	10,166	$0.93	76,190	$0.88
Exercised	(45,940)	$2.81	(10,166)	$0.93	(76,190)	$0.88
Expired/forfeited	(200)	$25.21	--		--
Outstanding at December 31, 2008	411,000	$9.75	--		--
Exercised	(89,640)	$3.10	--		--
Expired/forfeited	(1,620)	$2.65	--		--
Outstanding at December 31, 2009	319,740	$11.65	--		--
Exercised	(111,620)	$6.21	--		--
Expired/forfeited	(41,580)	$13.41	--		--
Outstanding at December 31, 2010	166,540	$14.85	--		--

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Excercisable
Range of Exercise Price Per Share	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average	Number of Shares	Weighted Average
$0.94-$1.50	10,200	0.56	$1.50	10,200	$1.50
$1.73-$2.00	13,200	1.56	$1.73	13,200	$1.73
$2.75-$3.38	48,033	3.25	$3.08	48,033	$3.09
$18.99	13,707	6.61	$18.99	13,707	$18.99
$21.60	2,800	1.55	$21.60	2,800	$21.60
$24.96	62,800	0.55	$24.96	62,800	$24.96
$25.21	15,800	0.69	$25.21	12,720	$25.21
	166,540	1.94	$14.85	163,460	$14.65

	Number of Shares	Aggregate intrinsic value
Total outstanding in-the-money options at December 31, 2010	71,433	$745,404
Total vested in-the-money options at December 31, 2010	71,433	$745,404
Total options exercised during 2010	111,620	$838,277

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options and sold them on December 31, 2010.  For options exercised during 2010, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

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

Pre-tax deferred compensation expense for stock options and restricted stock grants was $594,000 ($386,000 after tax benefit of 35.0%), $405,000 ($263,000 after tax benefit of 35.0%), and $517,000 ($336,000 after tax benefit of 35.0%), in 2010, 2009 and 2008, respectively.  Proceeds received by the Company from the exercise of options in 2010, 2009 and 2008 were $692,000, $277,000, and $205,000, respectively.  At December 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $30,000, which is expected to be recognized over a weighted average period of approximately 0.6 years.

Warrants

Warrants attached to zero coupon notes (which notes were subsequently paid off) were issued to certain members of TSC management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company's common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable 42 months from the issue date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises during the three years ended December 31, 2010.

	Warrants Exercised
	Shares	Company’s Proceeds of Exercise	Year-End Warrant Share Balance
Warrants outstanding on January 1, 2008	--	--	356,266
Warrants exercised in 2008	22,220	$33,330	334,046
Warrants exercised in 2009	19,634	$29,451	314,412
Warrants exercised in 2010	238,981	$358,471	75,431

8.  Employee Benefit Plans

The Company and its subsidiaries maintain a defined contribution profit-sharing plan (401(k)) covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's board of directors. The Company made aggregate matching contributions of $430,000, $341,000, and $322,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

One of the Company’s subsidiaries is signature to three collective bargaining agreements and pays pension, health and post retirement contributions to multi-employer benefit plans of those unions.  Contributions to those plans amounted to $1.5 million in 2010.

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

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2011	$1,048
2012	511
2013	473
2014	473
2015	448
Thereafter	3,572
Total future minimum rental payments	$6,525

Total rent expense for all operating leases amounted to approximately $1,229,000, $765,000, and $767,000 in fiscal years 2010, 2009 and 2008, respectively.

10.  Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Contract Revenues	% of Revenues	Contract Revenues	% of Revenues	Contract Revenues		% of Revenues
Texas Department of Transportation (“TXDOT”)	$95,198	20.7%	$81,599	20.9%	$162,041		39.2%
Utah Department of Transportation (“UDOT”)	$120,492	26.2%	**	**	N/A	*	N/A *
Nevada Department of Transportation (“NDOT”)	**	**	92,137	23.6%	88,159		21.3%
North Texas TollRoad Authority (“NTTA”)	**	**	52,183	13.4%	**		**
*N/A related to RLW not acquired until December 03,2009
**Represents less than 10% of revenues

At December 31, 2010, TXDOT ($10.8 million), UDOT ($10.1 million) and the Utah Transit Authority ($9.6 million) each owed balances to the Company greater than 10% of contracts receivable.  At December 31, 2009, TXDOT ($15.7 million) and UDOT ($15.3 million) each owed balances to the Company greater than 10% of contracts receivable.

11.  Equity Offerings

In December 2009, the Company completed a public offering of 2.76 million shares of its common stock at $18.00 per share.  The Company received proceeds of $46.8 million, net of underwriting discounts, commissions and direct offering expenses.  The Company used the proceeds to replenish its cash and short-term investments used to acquire its interest in RLW.

12.  Acquisition and noncontrolling interests

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

The noncontrolling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW ("the Put") and, concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company ("the Call"), in 2013. The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The noncontrolling owners’ interests, including the Put, were recorded at their estimated fair value at the date of acquisition as "Noncontrolling owners’ interests in subsidiary” in the accompanying consolidated balance sheet.

Annual interest will be accredited for the Put of the noncontrolling owners’ interests based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion, included in “Noncontrolling owners’ interests in subsidiaries” and “Interest expense” in the accompanying consolidated balance sheet and statement of operations, respectively, amounted to $0.8 million for the year ended December 31, 2010.  Any other changes to the estimated fair value of the Put will be reported as income or expense in the consolidated statement of operations.

The purchase agreement restricts the sellers from competing against the business of the Company and its subsidiaries and from soliciting their employees for a period of four years after the closing of the purchase.

The following table summarizes the initial allocation of the purchase price for RLW (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $3,370	$43,053
Current liabilities	(31,953)
Working capital acquired	11,100
Property and equipment	11,212
Total tangible net assets acquired at fair value	22,312
Goodwill	57,513
Total consideration	79,825
Fair value of noncontrolling owners' interests in RLW, including Put	(15,965)
Cash paid	$63,860

  The purchase price allocation has been finalized, and our analysis of the assets acquired indicates that there are no material separately identifiable intangible assets. The goodwill attributable to the acquisition is deductible for tax purposes over 15 years.

The operations of RLW are included in the accompanying consolidated statements of operations and cash flows for the month of December 2009 and the year ended December 31, 2010. Supplemental information on an unaudited pro forma combined basis, for the Company as if the RLW acquisition had been consummated at the beginning of 2008, is as follow (in thousands, except per share amounts):

	2009 (unaudited)	2008 (unaudited)
Revenues	$546,747	$541,196
Net income attributable to Sterling common stockholders	$43,475	$28,054
Diluted net income per share attributable to Sterling common stockholders	$3.14	$2.05

For the eleven months ended November 30, 2009, RLW had unaudited revenues of approximately $155.9 million and unaudited income before taxes of approximately $37.9 million. The profitability of RLW for the eleven month period was higher than what was expected to continue due to some unusually high margin contracts in 2009.

Road and Highway Builders, LLC (“RHB”)

On October 31, 2007, the Company purchased a 91.67% interest in RHB and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  These entities were affiliated through common ownership and have been included in the Company's consolidated results since the date of acquisition.

The following table summarizes the allocation of the purchase price of $54.1 million, including related direct acquisition costs for RHB (in thousands):

Tangible assets acquired at estimated fair value, including approximately $10,000 of property, plant and equipment	$19,334
Current liabilities assumed	(9,686)
Goodwill	44,496
Total	$54,144

Ten percent of the cash purchase price was placed in escrow for eighteen months as security for any breach of representations and warranties made by the sellers. The escrow was released in full during 2009.

The noncontrolling interest owner of RHB has the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company has the right to require that the owner sell his 8.33% interest to the Company, beginning in 2011.  The purchase price in each case is 8.33% of the product of six times the simple average of the subsidiary's EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2008, 2009 and 2010. The Company and the noncontrolling interest owner are in negotiations to extend the date of the put/call; however, the terms of any extension have not been finalized.

At the date of acquisition, the difference between the noncontrolling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the Put, was recorded as Noncontrolling owner's interest in subsidiary and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($362,000, $206,000 and $199,000 for the years ended December 31, 2010, 2009 and 2008, respectively) has been accreted  on the Put and included in the noncontrolling owners’ interests in subsidiaries in the balance sheet based on the discount rate used to calculate the fair value. Any other changes to the estimated fair value of the Put related to this noncontrolling interest will be recorded as a corresponding change in additional paid-in-capital as this acquisition was made prior to a change in accounting for noncontrolling interests, which became effective January 1, 2009.

Based on RHB's operating results for 2008 and 2010, the Company revised its estimate of the fair value of the noncontrolling interest at December 31, 2008 and 2010 and recorded an increase (reduction) in the related liability of $(607,000) and $691,000 in 2008 and 2010, respectively, and contra amounts to paid-in-capital.  Management determined that no revision to such fair value was required at December 31, 2009.

The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

Changes in noncontrolling interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2008 through 2010 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$23,887	$6,300	$6,362
Fair value of noncontrolling interest, including Put, related to purchase of RLW	--	15,965	--
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	7,137	1,824	908
Accretion of interest on Puts	1,169	206	199
Change in fair value of Put of RHB	691	--	(607)
Distributions to noncontrolling interests owners	(4,160)	(408)	(562)
Balance, end of period	$28,724	$23,887	$6,300

13.  Commitments and Contingencies

Employment Agreements:

Certain officers of the Company, including the Chief Executive, Operating and Financial Officers, and officers of its subsidiaries had employment agreements which ran through December 31, 2010, and provided for payments of annual salary, deferred salary, incentive bonuses and certain benefits if their employment is terminated without cause.  During the first quarter of 2011, certain of these contracts, which expired on December 31, 2010, are expected to be renewed through December 31, 2013, with the terms adjusted to take into consideration the recommendation of an executive compensation consultant to the Company.

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

For the twelve months ended December 31, 2010, 2009 and 2008, the Company incurred $1.1 million, $2.1 million, and $1.5 million, respectively, in expenses related to this plan.

The Company and its subsidiaries, other than RLW, are also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.7 million per year.  The Company's policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date.  At December 31, 2010 and 2009, the Company had recorded an estimated liability of $1,101,000 and $1,174,000, respectively, which it believes is adequate for such claims based on its claims history and an actuarial study.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims. RLW has purchased insurance to cover its workers' compensation losses.

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

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a Director and Officer insurance policy that limits its exposure.  At December 31, 2010, the likelihood of incurring a payment obligation in connection with this guarantee is believed to be remote.

Litigation:

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor.  The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney's fees. While the Company has recorded this verdict as an expense in the accompanying consolidated financial statements, the Company has appealed this judgment as it believes, as a matter of law, that the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney’s fees pending the results of the appeal, which may not be heard until 2013.

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

14.  Related Party Transactions

RLW has historically performed construction contracts for its noncontrolling interest owners (who are also executive managers of RLW, including Mr. Kip Wadsworth who is also a member of the board of directors of the Company).  Such noncontrolling interest owners are 18% owners of a privately-held renewable energy development company with which RLW has the first right to perform construction-management services for an estimated contract of between $5 million and $10 million.  The proposed project, which will take approximately six to twelve months to complete, consists of the erection of 58 solar towers in California.

The noncontrolling interest owners are also 100% owners of a company with which RLW has a service agreement to provide monthly professional and other services (accounting, payroll, reimbursement, computer and postage) for approximately $40,000 per month.  The Company leases its main office for its Utah operations from a second company which is 100% owned by these owners for $215,040 annually plus common area maintenance charges of approximately $80,000 per year.  The office lease expires in 2022.  Also, the Company leases its equipment maintenance shop for its Utah operations from a third company, which is also 100% owned by those owners, for $169,740 annually.  The shop lease expires in 2022.  The Company also leases field housing for its Utah operations from a company owned by the noncontrolling interest owners for $46,000 annually.  This lease expires in 2014.  The Company is performing certain construction contracts for an entity owned by the noncontrolling interest owners.  Revenues on these contracts amounted to $1.3 million in 2010 with a remaining backlog of these contracts of $0.1 million at December 31, 2010.  Management has reviewed each of these transactions and believes the prices being charged to or by RLW are competitive with what third parties would charge or pay.

During 2009, another of the Company's subsidiaries started purchasing materials for specific contracts of that subsidiary from a company owned by a member of management of that subsidiary.  The purchases amounted to approximately $4.5 million in 2010 and $9.3 million in 2009.  A deposit of $1.6 million made at December 31, 2009, was applied toward the $4.5 million of purchases of such material in 2010.    A member of senior management of the Company reviewed all such purchases before they were transacted.

In 2008, the Company paid approximately $0.4 million to two companies (women-owned businesses) owned by the wife of the Company’s Chief Executive Officer for materials and services.  In late 2008, the Company stopped making purchases from these companies.

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

During 2010, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock based upon terms acceptable to management.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  No shares were repurchased in 2010.

During 2010, one of the members of the Company’s Board of Directors resigned and forfeited 3,147 shares of restricted common stock awarded to him in May 2010.  Such stock, which was held as treasury stock at December 31, 2010, was cancelled from issued shares in 2011.

The total number of authorized shares of the Company’s common stock reserved as of December 31, 2010 for our stock-based compensation plans and warrants was 335,454.

16.  Quarterly Financial Information (Unaudited)

	2010 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$86,157	$116,865	$118,874	$137,997	$459,893
Gross profit	8,249	12,707	12,998	28,751	62,705
Income before income taxes and earnings attributable to noncontrolling interests	3,138	8,113	6,545	18,698	36,494
Net income attributable to Sterling common stockholders	1,552	4,667	3,496	9,372	19,087
Net income attributable to Sterling common stockholders per share: Basic	$0.10	$0.29	$0.21	$0.55	$1.15
Diluted	$0.09	$0.29	$0.21	$0.54	$1.13

	2009 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
	(Dollar amounts in thousands, except per share data)
Revenues	$94,866	$120,375	$103,929	$71,677	$390,847
Gross profit	11,811	18,579	16,542	7,437	54,369
Income before income taxes and earnings attributable to noncontrolling interests	8,785	14,791	13,041	1.178	37,795
Net income attributable to Sterling common stockholders	5,565	9,285	8,092	762	23,704
Net income attributable to Sterling common stockholders per share: Basic	$0.42	$0.70	$0.61	$0.04	$1.77
Diluted	$0.41	$0.68	$0.59	$0.03	$1.71

Exhibit Index

Number	Exhibit Title
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

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 1-31993)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1#
Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Registration Statement on Form S-1, filed on November 17, 2005 (SEC File No. 333-129780)).

10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of the Compensation Plan for Non-Employee Directors of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on August 11, 2008 (SEC File No. 1-31993)).

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

10.6
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.8#
Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.09#
Employment Agreement dated as of July 16, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.10#
Option Agreement dated August 7, 2007 between Sterling Construction Company, Inc. and James H. Allen, Jr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on January 17, 2008 (SEC File No. 1-31993))

10.11#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

10.12#
Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth and Kip L. Wadsworth Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009,   filed on March 15, 2010 (SEC File No. 1-31993)).

10.13#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Anthony F. Colombo.
10.14#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Joseph P. Harper, Jr.
10.15#*	Employment Agreement dated as of July 19, 2007 between Sterling Construction Company, Inc. and Brian R. Manning.
21
Subsidiaries of Sterling Construction Company, Inc.:
Name                                                                                         State of Incorporation or Organization
Texas Sterling Construction Co.                                           Delaware
Road and Highway Builders, LLC                                        Nevada
Road and Highway Builders Inc.                                          Nevada
Road and Highway Builders of California, Inc.                  California
Ralph L. Wadsworth Construction Company, LLC           Utah
Ralph L. Wadsworth Construction Co. LP                          California

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32.1*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

# Management contract or compensatory plan or arrangement.

    *  Filed herewith.