Form 10-Q
period 2011-03-31
STERLING CONSTRUCTION CO INC
filed 2011-05-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At May 3, 2011, there were 16,460,918 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.                      Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,370	$49,441
Short-term investments	65,752	35,752
Contracts receivable, including retainage	64,898	70,301
Costs and estimated earnings in excess of billings on uncompleted contracts	14,709	10,058
Inventories	1,598	1,479
Income tax receivable	2,866	--
Deferred tax asset, net	117	82
Receivables from and equity in construction joint ventures	6,288	6,744
Deposits and other current assets	2,363	2,472
Total current assets	170,961	176,329
Property and equipment, net	78,944	74,681
Goodwill	114,745	114,745
Other assets, net	1,402	1,376
Total assets	$366,052	$367,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,358	$35,432
Billings in excess of costs and estimated earnings on uncompleted contracts	17,847	17,807
Current maturities of long-term debt	73	73
Income taxes payable	1,506	1,493
Accrued compensation	6,206	6,920
Other accrued expenses	8,867	7,326
Total current liabilities	67,857	69,051
Long-term liabilities:
Long-term debt, net of current maturities	318	336
Deferred tax liability, net	19,913	18,591
Total long-term liabilities	20,231	18,927

Commitments and contingencies
Noncontrolling owners' interests in subsidiaries and joint ventures	27,528	28,724

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,480,295 and 16,468,369 shares issued	165	164
Treasury stock, 5,000 and 3,147 shares of common stock	(62)	--
Additional paid in capital	198,839	198,849
Retained earnings	51,597	51,553
Accumulated other comprehensive income (loss)	(103)	(137)
Total Sterling common stockholders’ equity	250,436	250,429
Total liabilities and stockholders’ equity	$366,052	$367,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$99,242	$86,157
Cost of revenues	91,643	77,908
Gross profit	7,599	8,249
General and administrative expenses	(6,056)	(5,464)
Other income	145	31
Operating income	1,688	2,816
Gain (loss) on sale of securities	(204)	417
Interest income	378	202
Interest expense	(214)	(297)
Income before income taxes and earnings attributable to noncontrolling interests	1,648	3,138
Income tax expense	(166)	(858)
Net income	1,482	2,280
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,438)	(728)
Net income attributable to Sterling common stockholders	$44	$1,552

Net income per share attributable to Sterling common stockholders:
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,464,842	16,087,808
Diluted	16,624,459	16,532,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2011
(Amounts in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at January 1, 2011	16,468	$164	(3)	$--	$198,849	$51,553	$(137)	$250,429
Net income attributable to Sterling common stockholders	--	--	--	--	--	44	--	44
Change in unrealized gain (loss) on available-for-sale securities, net of deferred tax	--	--	--	--	--	--	34	34
Purchases of treasury shares	--	--	(16)	(196)	--	--	--	(196)
Cancellation of treasury shares	(14)	--	14	134	(134)	--	--	--
Issuance and amortization of restricted stock	26	1	--	--	112	--	--	113
Stock based compensation expense	--	--	--	--	12	--	--	12
Balance at March 31, 2011	16,480	$165	(5)	$(62)	$198,839	$51,597	$(103)	$250,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income attributable to Sterling common stockholders	$44	$1,552
Add /(deduct) other comprehensive income, net of tax:
Realized (gain)/loss from available-for-sale securities	133	(271)
Net unrealized/realized holding loss on available-for-sale securities	(99)	329
Comprehensive net income attributable to Sterling common stockholders	$78	$1,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income attributable to Sterling common stockholders	$44	$1,552
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,438	728
Net income	1,482	2,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,211	3,972
(Gain) loss on disposal of property and equipment	(145)	(31)
Deferred tax expense	1,268	283
Stock-based compensation expense	125	142
Interest expense accreted on noncontrolling interest	212	293
Loss (gain) on sale of securities	204	(417)
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	5,403	7,329
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,651)	319
(Increase) decrease in income tax receivable	(2,866)	--
(Increase) decrease in prepaid expenses and other assets	(113)	(810)
(Increase) decrease in receivables from and equity in construction joint ventures	456	--
Increase (decrease) in trade payables	(2,074)	(23)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	40	2,248
Increase (decrease) in accrued compensation and other accrued expenses	1,894	(883)
Net cash provided by operating activities	5,446	14,702
Cash flows from investing activities:
Additions to property and equipment	(8,433)	(1,647)
Proceeds from sale of property and equipment	182	31
Purchases of short-term securities, available for sale	(57,516)	(18,100)
Sales of short-term securities, available for sale	27,364	9,293
Net cash used in investing activities	(38,403)	(10,423)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	1,000	30,000
Cumulative daily repayments – Credit Facility	(1,000)	(40,000)
Repayments under long-term obligations	(18)	(18)
Purchases of treasury stock	(196)	--
Issuance of common stock pursuant to warrants and options exercised	--	24
Distributions to noncontrolling interest owners	(3,900)	(1,824)
Net cash provided by (used in) financing activities	(4,114)	(11,818)
Net increase (decrease) in cash and cash equivalents	(37,071)	(7,539)
Cash and cash equivalents at beginning of period	49,441	54,406
Cash and cash equivalents at end of period	$12,370	$46,867

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2	$13
Cash paid during the period for income taxes	$1,665	$--
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$1,054	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

   Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states where we see contracting opportunities. Our transportation infrastructure projects include highways, roads, bridges and rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems.  Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of rail foundations and structures, concrete and asphalt batch plant operations and concrete crushing and aggregate operations primarily to public sector clients.  We perform the majority of the work required by our contracts with our own crews and equipment.

  For a more detailed discussion of the Company's business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and the sections of this Report entitled “Backlog at March 31, 2011” and “Our Markets” under Item 2.

 The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities, and all significant intercompany accounts and transactions have been eliminated in consolidation. For all periods presented, the Company had no subsidiaries where its ownership interests were less than 50%.

 Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of the joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture disproportionate to its interest in the joint venture, which could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At March 31, 2011 and December 31, 2010, we had no participation in a joint venture where we had a material noncontrolling variable interest.

 If we have determined that we control a joint venture, we consolidate the joint venture in our consolidated financial statements and include the other venturers' interests in the equity and net income of the joint venture in the balance sheet line item "Noncontrolling owners' interests in subsidiaries and joint ventures" and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.   Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  See Note 3 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2010 Form 10-K.  Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2011 and the results of operations and cash flows for the periods presented.  The December 31, 2010 condensed consolidated balance sheet data were derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Certain of the Company’s accounting policies require higher degrees of judgment than others in their application.  These include recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets, and income taxes.  Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates and such differences could be material.

Other Critical Accounting Policies

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

• contracts and retainage receivable
• revenue recognition
• valuation of property and equipment, goodwill and other long-lived assets
• construction joint ventures
• income taxes
• segment reporting

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.  There have been no material changes to such significant accounting policies since December 31, 2010.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, accounts payable, mortgage payable, the Credit Facility and the puts related to the noncontrolling owners’ interest in subsidiaries.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  See Note 6 regarding the fair value of the puts.  We had one mortgage outstanding at March 31, 2011 with a remaining balance of $391,000.  The mortgage was accruing interest at 3.50% at both March 31, 2011 and December 31, 2010 and contains pre-payment penalties.  To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.

Recent Accounting Pronouncements

In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  In accordance with this guidance, we applied the pronouncement prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  This pronouncement had no material impact on our financial position, results of operations or cash flows.

 In December 2010, the FASB issued additional guidance related to accounting for intangible assets and goodwill.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In accordance with this pronouncement, we adopted this standard beginning January 1, 2011 with no material effect on our financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2011 approximately $6.4 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  At March 31, 2011, cash and cash equivalents included $8.3 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

The Company classifies short-term investments, other than certificates of deposit with a remaining maturity of 90 days or less at purchase, as securities available-for-sale.  At March 31, 2011 and December 31, 2010, the Company had short-term investments as follows (in thousands):

	March 31, 2011
	Total	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Municipal bond mutual funds	$63,728	$63,728	$22	$180
Government bonds	2,024	2,024	--	--
Total securities available-for-sale	$65,752	$65,752	$22	$180

	December 31, 2010
	Total Fair Value	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Municipal bond mutual funds	$31,992	$31,992	$2	$189
Exchange traded funds	3,510	3,510	13	36
Total securities available-for-sale	35,502	$35,502	$15	$225
Certificates of deposit with original maturities between 90 and 365 days	250
Total short-term investments	$35,752

    Description of the inputs used to value the above securities are shown below:

Level 1 Inputs – Valuation based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

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

    The Company had no short-term investments valued with Level 2 or Level 3 inputs at either of the balance sheet dates.

Gains (losses) on sale of securities in the accompanying statements of operations are comprised entirely of gains and losses realized on short-term investment securities.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders' equity as the gains and losses may be temporary.  Upon sale of equity securities, the average cost basis is used to determine the gain or loss.

    For the three months ended March 31, 2011 and 2010, the Company earned interest income of $378,000 and $202,000, respectively, on its cash, cash equivalents and short-term investments.

3.	Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  See Note 1 to the consolidated financial statements in the 2010 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the three months ended March 31, 2011 are shown below along with comparable amounts as of December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total combined:
Current assets	$53,277	$79,588
Less current liabilities	(32,324)	(61,629)
Net assets	$20,953	$17,959
Backlog	$872,077	$750,398

Sterling’s noncontrolling interest in backlog	$284,626	$93,931
Sterling’s receivables from and equity in net assets of construction joint ventures	$6,288	$6,744

	Three Months Ended March 31,
	2011	2010
Total combined:
Revenues	$86,686	$32,131
Income before tax	6,927	2,640

Sterling’s shares:
Revenues	$10,841	$4,017
Income before tax	828	331

4.	Property and Equipment, stated at cost (in thousands):

	March 31, 2011	December 31, 2010
Construction equipment	$116,531	$109,432
Transportation equipment	15,762	14,915
Buildings	4,729	4,673
Office equipment	870	870
Construction in progress	998	870
Land	2,916	2,916
Water rights	200	200
	142,006	133,876
Less accumulated depreciation	(63,062)	(59,195)
	$78,944	$74,681

Construction in progress at March 31, 2011 and December 31, 2010 consists primarily of expenditures for new maintenance shop facilities and offices at various locations in Texas.

5.	Litigation

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor.  The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees.  While the Company has recorded this verdict amount as an expense in the consolidated financial statements for the year ended December 31, 2009, the Company has appealed this judgment as it believes that, as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney's fees pending the appeal, which may not be heard until 2013.

6.	Subsidiaries and Joint Ventures with Noncontrolling Owners' Interests

On December 3, 2009, we completed the acquisition of an 80% interest in privately-owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), a Utah limited liability company which is headquartered in Draper, Utah, near Salt Lake City.  The noncontrolling interest owners of RLW have the right to put, or require the Company to buy, their remaining 20% interest in RLW, and concurrently, the Company has the right to require that the owners sell their 20% interest to the Company, in 2013.  The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  The noncontrolling interest owner of RHB had the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company had the right to require that the owner sell his 8.33% interest to the Company, in 2011.  On March 17, 2011, the right to put/call the RHB noncontrolling interest was extended to anytime between that date and December 31, 2012 with the price increased from $7.1 million to $8.2 million including $1.1 million of accrued amounts due to the noncontrolling interest owner under the October 31, 2007 purchase agreement.

The value of the puts held by the RLW and RHB noncontrolling interest owners is included in noncontrolling owners’ interests in subsidiaries and joint ventures in the accompanying condensed consolidated balance sheets.  See Note 12 to the consolidated financial statements in the 2010 Form 10-K for further information regarding the RLW and RHB acquisitions discussed above.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$28,724	$23,887
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	1,438	728
Accretion of interest on Puts	212	293
Reclassification of amounts payable to noncontrolling interest owner of RHB	1,054	--
Distributions to noncontrolling interest owners	(3,900)	(1,824)
Balance, end of period	$27,528	$23,084

7.	Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors -- see Note 7 to the consolidated financial statements in the 2010 Form 10-K for further information.  We recorded stock-based compensation expense of $125,000 and $142,000 for the three months ended March 31, 2011 and 2010, respectively.

Unrecognized compensation expense related to stock options at March 31, 2011 and 2010 was $18,000 and $114,000, respectively, to be recognized over a weighted average period of approximately 0.4 and 1.3 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the three months ended March 31, 2011 and 2010 were approximately $0 and $24,000, respectively.  No options were granted in the three months ended March 31, 2011 or 2010.

Unrecognized compensation expense related to restricted stock awards at March 31, 2011 and 2010 was $616,000 and $207,000, respectively, to be recognized over a weighted average period of 3.6 and 2.1 years, respectively.  In May 2010, the eight non-employee directors of the Company were granted an aggregated total of 25,167 shares of restricted stock at the grant-date market price of $15.89.  This will result in an expense of $400,000 to be recognized ratably over the one year restriction period.  In March 2011 and March 2010, several key employees were granted an aggregated total of 25,817 and 10,714 shares of restricted stock, respectively, at $12.67 and $15.89 per share, resulting in an expense of $327,000 and $170,000 to be recognized ratably over the restriction periods which are primarily five years.

At March 31, 2011, there were 239,138 shares of common stock covered by outstanding restricted stock and stock options and 75,431 shares covered by outstanding stock warrants.  All of these were vested except for 75,798 shares of restricted stock and stock options.

8.	Income Taxes

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company's 2007 through 2009 U.S. federal income tax returns are currently being examined by the I.R.S.; however, management expects there will be no material adjustments from such examination.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at March 31, 2011.

The income tax expense in the accompanying condensed consolidated financial statements consist of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Current tax expense (benefit)	$(1,102)	$575
Deferred tax expense	1,268	283
Total tax expense	$166	$858

Current income tax expense (benefit) represents federal and state taxes based on income or a component thereof expected to be included in the tax returns for the years shown.  The tax benefit of the loss for tax purposes in the first quarter of 2011 results from the expensing for tax purposes of new equipment additions allowed by a change in the tax law late in 2010.  The deferred income tax expense, based on temporary timing differences, are expected to be payable in the future years.

The income tax provisions for the three months ended March 31, 2011 and 2010 differ from the amount using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2011		2010
	Amount	%	Amount	%
Tax expense at the federal statutory rate	$577	35.0%	$1,098	35.0%
State income tax expense, net of federal benefit	201	12.2	43	1.4
Taxes on subsidiaries' and joint ventures’ earnings attributable to noncontrolling ownership interests, which are liabilities of such owners	(503)	(30.5)	(253)	(8.1)
Tax benefit of Domestic Production Activities Deduction	--	--	(44)	(1.4)
Interest income not subject to federal tax	(128)	(7.8)	--	--
Other permanent differences	19	1.2	14	0.4
Income tax expense	$166	10.1%	$858	27.3%

As a result of the Company’s detailed analysis, management has determined that the Company does not have any material uncertain tax positions.

9.	Net Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive stock options and warrants using the treasury stock method.  Diluted earnings per common share attributable to Sterling common stockholders excludes stock options which were outstanding during the three months ended March 31, 2011 and 2010 to purchase 95,107 and 82,300 shares, respectively, as such impact was anti-dilutive.

  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the three months ended March 31, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Sterling common stockholders	$44	$1,552
Denominator:
Weighted average common shares outstanding — basic	16,465	16,088
Shares for dilutive stock options and warrants	160	445
Weighted average common shares outstanding and assumed conversions— diluted	16,625	16,533
Basic net income per share attributable to Sterling common stockholders	$0.00	$0.10
Diluted net income per share attributable to Sterling common stockholders	$0.00	$0.09

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

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

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors and joint venture partners’ failure to perform;

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations, the noncompliance of which can result in penalties and /or termination of contracts as well as civil and criminal liability;

•	the current instability of financial institutions, which could cause losses on our cash and cash equivalents and short-term investments; and

•	adverse economic conditions in our markets in Texas, Utah and Nevada.

Stockholders and potential investors are urged to carefully consider these factors and the other factors described under “Risk Factors” in Item 1A of the 2010 Form 10-K for the year ended December 31, 2010 in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved.

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

Overview

We are a company that operates in one segment, heavy civil construction, through our subsidiaries, which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah, Nevada and other states in which we see opportunities. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregate operations primarily to public sector clients. We perform the majority of the work required by our contracts with our own crews and equipment.

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

For a more detailed discussion of the Company's business, readers of this report are advised to review Item 1, Business, of the 2010 Form 10-K for the year ended December 31, 2010.

Our Markets

Demand for transportation and water infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on federal, state and local governmental resources, budgets and authorizations.  Each of these factors is discussed more fully in “Item 1.  Business−Our Markets” in the 2010 Form 10-K.

According to 2010 U.S. Census Bureau information, Texas, Utah and Nevada each experienced significant population growth from 2005 to 2010 and are expected to continue to experience population increases from 25.1 million, 2.8 million and 2.7 million people in 2010, respectively, to populations of over 33 million, 3 million and 4 million, respectively, by 2030.

In 2007, the voters of the State of Texas approved $5.0 billion in bonds for highway construction to be repaid out of the State's general funds; the State's budget for the biennium 2010-2011 for highways and bridges includes $1.9 billion of proceeds from these bonds (“Prop 12 Bonds”).

The estimated Texas Department of Transportation (“TXDOT”) lettings (contract awards) for transportation construction projects are $4.8 billion for the state’s fiscal year ending August 31, 2011, including stimulus funds and a portion of the Prop 12 Bonds discussed above versus approximately $4.2 billion of lettings in 2010 including stimulus funds and a portion of the Prop 12 Bonds.  Due to the uncertainty regarding federal funding and expected constraints of the Texas budget, TXDOT is forecasting lettings of only $2.7 billion for 2012 before any appropriations from the Prop 12 Bonds discussed above.  TXDOT was instructed by the last session of the Texas legislature to move forward on projects with the expectation that additional Prop 12 Bonds would be enabled, which would increase the forecasted lettings for 2012.  In April 2011, the Texas State Senate approved the use of the remaining $3.0 billion of the Prop 12 Bonds for highway and bridge construction, rehabilitation and maintenance in the 2012-2013 budget.  Such use still requires the approval of the Texas House of Representatives and the Governor.

Utah’s Long Range Transportation Plan for 2007-2030 projects spending for highway and bridge construction of $18.9 billion during that period of time.  The Utah Governor’s budget recommends $750 million for transportation capital projects in 2012 versus authorization of $1.2 billion for 2011.  Information we have received indicates that there will be a substantial reduction of highway and bridge construction projects in 2013 versus 2012.

Based on press statements by officials of the Nevada Department of Transportation (“NDOT”), and the Nevada legislative website, we estimate NDOT expenditures in 2010 and 2011 will be between $300 million and $400 million in each of those fiscal years, including economic stimulus funds for highways and bridges.

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

The City of Houston’s Capital Improvement Plan includes $665 million and $639 million in the fiscal years ending June 30, 2011 and 2012, respectively, for transportation and water infrastructure projects.

The City of San Antonio adopted a six-year capital improvement plan for its fiscal years 2011 through 2016, which includes $322.5 million for streets and $165.6 million for drainage. The expenditures will be partially funded by the $550 million bond program that the voters of the City of San Antonio approved in May 2007. San Antonio’s budget for such projects is $313 million and $156 million for its fiscal years 2011 and 2012, respectively.

We also do work for the U. S. government, other states and cities, counties and tollroad, business area redevelopment and regional water authorities, which have substantial water and transportation infrastructure spending budgets.

During the last quarter of 2008 and through March 31, 2011, the bidding environment in our markets has been much more competitive because of the following:

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

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, the federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance to the states on an interim basis, most recently through September 30, 2011.  Continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2011, 2012 and beyond.  We had anticipated these matters would be resolved by now; however, they have not yet been resolved and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.

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

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing bidding opportunities to replace backlog and increasing competition for new projects. Assuming that these factors continue to affect infrastructure capital expenditures in our markets in the near term, and taking into account the lower anticipated margins bid on some projects the Company has recently been awarded and has started or expects to start work on in 2011, we currently anticipate that the Company’s net income and diluted earnings per share of common stock attributable to Sterling common stockholders for 2011 will be significantly less than the results we achieved for 2010.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog and revenues will grow and gross margins, net income and earnings per share will return to levels more consistent with historical rates of return.  However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Business−Markets and Customers−Our Markets” in the 2010 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at March 31, 2011

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months.  At March 31, 2011, our backlog was $740 million as compared to $660 million as of December 31, 2010 and $618 million at March 31, 2010.  Our backlog at March 31, 2011 included approximately $223 million of expected revenues for which the contracts had not yet been officially awarded, including two projects totaling $184 million on which the customers have deferred executing and starting the contract pending the sale of bonds or the resolution of other funding issues; we expect these issues to be resolved by the end of June 2011.    Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition. Backlog at March 31, 2011, includes $38 million applicable to consolidated joint ventures where we have a controlling interest, which is the entire amount of such joint ventures’ backlog, and $184 million where we have a noncontrolling interest, which represents our proportionate share of such joint ventures’ backlog.  We were awarded or apparent low bidder on contracts of $179 million during the first quarter of 2011 versus $57 million in the first quarter of 2010.  Most of the increase in backlog has been in our Texas market.  The increase in backlog is in addition to $473 million of new awards during the last nine months of 2010.

Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011		2010		% Change
	(Dollar amounts in thousands)
Revenues	$$$	99,242	$$$	86,157	15.2
Gross profit	$$$	7,599	$$$	8,249	(7.9)
General and administrative expenses, net		(6,056)		(5,464)	10.8
Other income (loss)		145		31
Operating income		1,688		2,816	(40.1)
Gains (loss) on the sale of short-term investments		(204)		417
Interest income		378		202
Interest expense		(214)		(297)
Income before taxes		1,648		3,138	(47.5)
Income tax expense		(166)		(858)	(80.7)
Net income		1,482		2,280	(35.0)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures		(1,438)		(728)	97.5
Net income attributable to Sterling common stockholders	$$$	44	$$$	1,552	(97.2)
Gross margin		7.7%		9.6%	(19.8)
Operating margin		1.7%		3.3%	(48.5)
	Amount as of
	March 31, 2011		December 31, 2011
Contract backlog, end of period		$740,000		$660,000

Revenues

Revenues increased $13.1 million or 15.2% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  This increase was primarily due to execution on contracts awarded in our Texas markets in 2010 and increased revenues resulting from a higher level of activity on joint ventures in which we participate in our Utah market.  However, the increase in revenues in Texas was less than expected due to severe adverse weather conditions in certain Texas markets during the first quarter of 2011.

Gross Profit

At March 31, 2011, we had approximately 60 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

Despite higher revenues, gross profit was $0.7 million lower during the three months ended March 31, 2011 versus gross profit for the three months ended March 31, 2010 due to lower gross margins resulting from on-going competitive bidding pressures since 2008; to under absorption of indirect costs, primarily as a result of severe weather conditions in our Texas markets; and because of increases in crude oil prices from those anticipated at December 31, 2010, which resulted  in higher fuel costs than the amounts we used in our estimates of costs to complete contracts-in-progress at that date.  These decreases were partially offset by the gross profit earned on the increase in revenues.  The gross margin of 7.7% during the first three months of 2011 decreased from 9.6% in the comparable 2010 quarter for the same reasons as the absolute gross profit amount decreased.

Operating Profit

Operating income decreased by $1.1 million during the first quarter of 2011 versus operating income in the first quarter of 2010 because of the decrease in gross profit discussed above and an increase in general and administrative expenses (“G&A”) of $0.6 million over the first quarter of 2010.  The primary reasons for the higher G&A during the 2011 period versus the comparable 2010 period were an increase in salaries, wages and related benefits, board of director fees and expenses related to strategic, succession and compensation planning and expenses related to education and training of our employees.

As a percentage of revenues, G&A was 6.1% and 6.3% for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expenses do not vary directly with the volume of work performed on contracts.

Gain (Loss) on Sale of Securities

In the first quarter of 2011, we had a loss on the sale of short-term investments of $0.2 million versus a gain of $0.4 million in the comparable period of 2010. During the first quarter of 2011 we sold our position in the certain ETF securities, the assets of which were a crude oil commodity pool.  The gain in 2010 was primarily a gain on the sale of such securities.

Income Taxes

Our effective income tax rates for the first three months of 2011 and 2010 were 10.1% and 27.3%, respectively, and varied from the statutory rate primarily as a result of net income attributable to the noncontrolling interest owners which is taxed to those owners rather than Sterling and, in 2011, non-taxable interest income.  Partially offsetting these reductions in the effective tax rate was the impact of state income tax expense.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling owners’ interests in earnings of subsidiaries and joint ventures increased because of an increase in earnings from those entities.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$5,446	$14,702
Capital expenditures	(8,433)	(1,647)
Net purchases of short-term securities	(30,152)	(8,807)
Other investing activities	182	31
Financing activities	(4,114)	(11,818)
	Amount as of
	March 31, 2011	December 31, 2010
Cash and cash equivalents	$12,370	$49,441
Working capital	$103,104	$107,278

Operating Activities

Significant non-cash items for the three month periods included in operating activities are:

•	depreciation and amortization, which totaled $4.2 million in the 2011 period, an increase of $0.2 million from 2010 primarily as a result of equipment additions;

•
deferred tax expense was $1.3 million in the 2011 period, mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation versus deferred tax expense of $0.3 million in 2010.  The increase in deferred tax expense between the periods is due to the difference between accelerated tax depreciation over book depreciation in 2011 versus 2010, primarily due to recent tax law changes which allow the expensing for tax return purposes in 2011 of new equipment additions.

Besides net income of $1.5 million for the three months ended March 31, 2011 and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable decreased in the first quarter of 2011 by $5.4 million primarily because of the collection of retainage and accounts receivable on projects that were in the final stages of completion at December 31, 2010;

•
costs and estimated earnings in excess of billings on uncompleted projects increased by $4.7 million because of a higher level of activity in March 2011 as compared to December 2010, which included the holiday season;

•
contracts receivable and cost and earnings in excess of billings decreased by $0.8 million in the current period because of higher collections of retention and of receivables for projects that were substantially complete at December 31, 2010;

•
income tax receivable increased $2.9 million in the first quarter of 2011 and is composed of an estimated tax deposit made in 2011 and the benefit of the loss for tax purposes in the first quarter of 2011 resulting primarily from the timing differences related to the items discussed above under deferred tax expense;

•
accounts payable decreased by $2.1 million in the current period primarily due to the timing of the receipt of vendor invoices for job costs for which the such invoices had not been received and which costs were included in other accrued expenses;

•	other accrued expenses increased by $1.9 million in the first three months of 2011 primarily for the reason discussed above under accounts payable.

Investing Activities

During the three months ended March 31, 2011 and 2010, the Company had net purchases of short-term securities of $30.2 million and $8.8 million, respectively.  Cash held at the beginning of the period as well as cash generated by operations was invested in short-term securities resulting in the $30.2 million increase in short-term investments during the three months ended March 31, 2011.

Expenditures for the purchase of certain equipment and to expand office and shop facilities totaled $8.4 million in the first three months of 2011 versus $1.6 million in the first three months of 2010.  The increase in 2011 is consistent with management’s expectations that capital expenditures in 2011 will be higher than 2010 as a result of normal replacement of equipment, which replacement was deferred in 2009 and 2010; additional equipment required by a Utah joint venture project and a recent low bid on a large job in Texas; and shop and office facilities to be acquired by two of our offices in Texas.

Financing Activities

Cash used in financing activities of $4.1 million in the first three months of 2011 primarily relates to distributions to noncontrolling interest owners while cash used in financing activities of $11.8 million in the first three months of 2010 primarily reflects a reduction of $10.0 million in borrowings under our $75.0 million Credit Facility.

Liquidity and Sources of Capital
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

As of March 31, 2011, we had working capital of $103.1 million, a decrease of $4.2 million from December 31, 2010.  The decrease in working capital in the three months ended March 31, 2011 was the result of the following (in thousands):

Net income	$1,482
Depreciation and amortization	4,211
Deferred tax expense	1,268
Capital expenditures	(8,433)
Dividends paid to noncontrolling interests owners	(3,900)
Other	1,198
Total decrease in working capital	$(4,174)

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital.  At March 31, 2011, there were no borrowings outstanding under the Credit Facility; however, there were outstanding letters of credit of $1.8 million outstanding under the Credit Facility resulting in availability under the Credit Facility of $73.2 million at March 31, 2011.  To date we have not experienced any difficulty in borrowing under our Credit Facility or any material change in its terms, and the Company was in compliance with all covenants under the Credit Facility as of March 31, 2011.

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

The Company believes that it has sufficient liquid financial resources, including the $73.2 million unused portion of its Credit Facility at March 31, 2011, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2010 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Until 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  While the prices we have paid for oil and fuel and, generally, for other materials have decreased since 2008, we have over the last several months seen the prices of oil and fuel rise once again, and we have seen increases in steel prices.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into diesel futures contracts. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. Through April 29, 2011, we had entered into diesel futures contracts for 412,000 gallons at $1.4 million, the quoted market value at that date.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2010 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects.  The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners.  At March 31, 2011 there was approximately $872 million of construction work to be completed on unconsolidated construction joint venture contracts of which $285 million represented our proportionate share.  Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners, would be responsible for completion of the outstanding work.  As of March 31, 2011, we are not aware of situations that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

The only other off-balance sheet arrangements are related to the operating leases discussed in Note 9 and commitments and contingencies discussed in Note 13 to consolidated financial statements included in the 2010 Form 10-K and Note 5 of the accompanying condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the three months ended March 31, 2011 were $0.1 million.

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2011 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the first three months of 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A of the 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2011, the Company purchased 15,744 shares of the Company’s Common Stock at a weighted average share price of $12.49 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share
February	10,744	$12.55
March	5,000	12.36

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved by the Securities and Exchange Commission

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.                      Description

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.
32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:                 May 9, 2011                                By: /s/ Patrick T. Manning
Patrick T. Manning
Chairman and Chief Executive Officer

Date:                 May 9, 2011                                    By: /s/ James H. Allen, Jr.
   James H. Allen, Jr.
   Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2011
Exhibit Index

Exhibit No.		Description

31.1	*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2	*	Certification of James H. Allen, Jr., Chief Financial Officer of Sterling Construction Company, Inc.

32	*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and James H. Allen, Jr., Chief Financial Officer.

* Filed herewith