Form 10-Q
period 2011-06-30
STERLING CONSTRUCTION CO INC
filed 2011-08-08
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At August 1, 2011, there were 16,447,283 shares outstanding of the issuer’s common stock, par value $0.01 per share

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.                      Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,267	$49,441
Short-term investments	60,503	35,752
Contracts receivable, including retainage	77,635	70,301
Costs and estimated earnings in excess of billings on uncompleted contracts	19,440	10,058
Inventories	1,730	1,479
Income tax receivable	1,131	--
Deferred tax asset, net	100	82
Receivables from and equity in construction joint ventures	5,910	6,744
Deposits and other current assets	2,005	2,472
Total current assets	178,721	176,329
Property and equipment, net	81,102	74,681
Goodwill	114,745	114,745
Other assets, net	1,320	1,376
Total assets	$375,888	$367,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,449	$35,432
Billings in excess of costs and estimated earnings on uncompleted contracts	19,024	17,807
Current maturities of long-term debt	73	73
Income taxes payable	241	1,493
Accrued compensation	7,180	6,920
Other current liabilities	10,737	7,326
Total current liabilities	72,704	69,051
Long-term liabilities:
Long-term debt, net of current maturities	299	336
Deferred tax liability, net	20,442	18,591
Other long-term liabilities	177	--
Total long-term liabilities	20,918	18,927
Commitments and contingencies:
Noncontrolling owners' interests in subsidiaries and joint ventures	28,903	28,724
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,546,914 and 16,468,369 shares issued	165	164
Treasury stock, 104,368 and 3,147 shares of common stock	(1,362)	--
Additional paid in capital	198,749	198,849
Retained earnings	55,808	51,553
Accumulated other comprehensive income (loss)	3	(137)
Total Sterling common stockholders’ equity	253,363	250,429
Total liabilities and stockholders’ equity	$375,888	$367,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$128,498	$116,865	$227,740	$203,022
Cost of revenues	114,916	104,162	206,559	182,066
Gross profit	13,582	12,703	21,181	20,956
General and administrative expenses	(6,300)	(5,241)	(12,356)	(10,708)
Other income (expense)	5	(83)	150	(52)
Operating income	7,287	7,379	8,975	10,196
Gain (loss) on sale of securities and other	(41)	547	(245)	964
Interest income	565	483	943	685
Interest expense	(374)	(297)	(588)	(594)
Income before income taxes and earnings attributable to noncontrolling interests	7,437	8,112	9,085	11,251
Income tax expense	(1,145)	(2,263)	(1,311)	(3,121)
Net income	6,292	5,849	7,774	8,130
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	(2,081)	(1,182)	(3,519)	(1,911)
Net income attributable to Sterling common stockholders	$4,211	$4,667	$4,255	$6,219

Net income per share attributable to Sterling common stockholders:
Basic	$0.26	$0.29	$0.26	$0.39
Diluted	$0.25	$0.28	$0.26	$0.38

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,483,691	16,119,234	16,474,074	16,106,786
Diluted	16,594,509	16,542,667	16,604,368	16,540,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income attributable to Sterling common stockholders	$4,255	$6,219
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) / loss from available-for-sale securities	143	(627)
Net unrealized holding gain (loss) on available-for-sale securities	122	(19)
Realized (gain) / loss from derivatives	8	--
Net unrealized gain (loss) in fair market value of derivatives	(133)	--
Comprehensive net income attributable to Sterling common stockholders	$4,395	$5,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2011
(Amounts in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	16,468	$164	(3)	$--	$198,849	$51,553	$(137)	$250,429
Net income attributable to Sterling common stockholders	--	--	--	--	--	4,255	--	4,255
Other comprehensive income	--	--	--	--	--	--	140	140
Purchases of treasury shares	--	--	(139)	(1,841)	--	--	--	(1,841)
Cancellation of treasury shares	(38)	--	38	479	(479)	--	--	--
Stock issued upon option & warrant exercises	74	1	--	--	121	--	--	122
Issuance and amortization of restricted stock	43	--	--	--	233	--	--	233
Stock based compensation expense	--	--	--	--	25	--	---	25
Balance at June 30, 2011	16,547	$165	(104)	$(1,362)	$198,749	$55,808	$3	$253,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income attributable to Sterling common stockholders	$4,255	$6,219
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	3,519	1,911
Net income	7,774	8,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,436	8,103
(Gain) loss on disposal of property and equipment	(154)	127
Deferred tax expense	1,665	945
Stock-based compensation expense	258	297
Interest expense accreted on noncontrolling interests	424	584
Loss (gain) on sale of securities and other	245	(964)
Tax benefits from exercise of stock options	--	(18)
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(7,334)	7,530
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(9,382)	(685)
(Increase) decrease in income tax receivable	(1,131)	--
(Increase) decrease in prepaid expenses and other assets	203	(482)
(Increase) decrease in receivables from and equity in construction joint ventures	834	(2,266)
Increase (decrease) in trade payables	17	1,935
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	1,217	14
Increase (decrease) in accrued compensation and other liabilities	3,496	493
Net cash provided by operating activities	6,568	23,743
Cash flows from investing activities:
Additions to property and equipment	(15,171)	(3,605)
Proceeds from sale of property and equipment	564	465
Purchases of short-term securities, available for sale	(83,162)	(77,451)
Sales of short-term securities, available for sale	58,601	56,536
Net cash used in investing activities	(39,168)	(24,055)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	2,000	55,000
Cumulative daily repayments – Credit Facility	(2,000)	(70,000)
Repayments under long-term obligations	(37)	(36)
Purchases of treasury stock	(1,841)	--
Issuance of common stock pursuant to warrants and options exercised	122	123
Distributions to noncontrolling interest owners	(4,818)	(2,376)
Utilization of tax benefits from exercise of stock options	--	18
Net cash used in financing activities	(6,574)	(17,271)
Net increase (decrease) in cash and cash equivalents	(39,174)	(17,583)
Cash and cash equivalents at beginning of period	49,441	54,406
Cash and cash equivalents at end of period	$10,267	$36,823
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$64	$32
Cash paid during the period for income taxes	$2,029	$--
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$1,054	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada and other states in which we see opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems.  Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, and concrete crushing and aggregate operations primarily to public sector clients.  We perform the majority of the work required by our contracts with our own crews and equipment.

For a more detailed discussion of the Company's business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and the sections of this Report entitled “Backlog at June 30, 2011” and “Our Markets” under Item 2.

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

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of the joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture disproportionate to its interest in the joint venture, which could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At June 30, 2011 and December 31, 2010, we had no participation in a joint venture where we had a material noncontrolling variable interest.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2010 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2011 and the results of operations and cash flows for the periods presented.  The December 31, 2010 condensed consolidated balance sheet data were derived from audited financial statements, but, as discussed above, does not include all disclosures required by accounting principles generally accepted in the United States of America.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, the Credit Facility and the puts related to the noncontrolling owners’ interest in subsidiaries.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 7 regarding the fair value of the puts.  We had one mortgage outstanding at June 30, 2011 and December 31, 2010 with a remaining balance of $372,000 and $409,000, respectively.  The mortgage was accruing interest at 3.50% at both June 30, 2011 and December 31, 2010 and contains pre-payment penalties.  At June 30, 2011 and December 31, 2010 the fair value of the mortgage was $375,000 and $412,000, respectively.  To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.

Recent Accounting Pronouncements

In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  In accordance with this guidance, we will apply the pronouncement prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  This pronouncement had no material impact on our financial position, results of operations or cash flows.

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

In June 2011, the FASB issued additional guidance related to the presentation of comprehensive income.  The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011 with early adoption permitted.  The Company has been presenting comprehensive income in accordance with this guidance, and therefore this guidance has no impact on the presentation of our consolidated statements of stockholders’ equity and comprehensive income.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2011, $750,000 of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount (SMDIA) guidelines.  At June 30, 2011, cash and cash equivalents included $8.4 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

The Company classifies short-term investments, other than certificates of deposit with a remaining maturity of 90 days or less at purchase, as securities available-for-sale.  Municipal bonds have maturity dates of 2014-2041 and government bonds mature in 2012.  At June 30, 2011 and December 31, 2010, the Company had short-term investments as follows (in thousands):

	June 30, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$39,133	$39,133	$--	$266	$23
Government bonds	2,028	2,028	--	--	1
Municipal bonds	19,342	--	19,342	25	68
Total securities available-for-sale	$60,503	$41,161	$19,342	$291	$92

	December 31, 2010
	Total Fair Value	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$31,992	$31,992	$2	$189
Exchange traded funds	3,510	3,510	13	36
Total securities available-for-sale	35,502	$35,502	$15	$225
Certificates of deposit with original maturities between 90 and 365 days	250
Total short-term investments	$35,752

The amortized cost basis of the above securities at June 30, 2011 and December 31, 2010 was $60.3 million and $35.7 million, respectively.

The valuation inputs for Levels 1, 2 and 3 are as follows:

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

The Company had no short-term investments valued with Level 3 inputs at either of the balance sheet dates.

Gains (losses) on sale of securities in the accompanying statements of operations are comprised entirely of gains and losses realized on short-term investment securities.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders' equity as the gains and losses may be temporary.  Upon the sale of short-term investments, the average cost basis is used to determine the gain or loss.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

For the six months ended June 30, 2011 and 2010, the Company earned interest income of $943,000, and $685,000, respectively, on its cash, cash equivalents and short-term investments.

3.	Construction Joint Ventures

We participate in various construction joint ventures.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  See Note 1 to the consolidated financial statements in the 2010 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the three and six months ended June 30, 2011 are shown below along with comparable amounts as of December 31, 2010 and for the three and six months ended June 30, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total combined:
Current assets	$97,734	$79,588
Less current liabilities	(66,432)	(61,629)
Net assets	$31,302	$17,959
Backlog	$762,502	$750,398

Sterling’s noncontrolling interest in backlog	$162,698	$93,931
Sterling’s receivables from and equity in construction joint ventures	$5,910	$6,744

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total combined:
Revenues	$113,550	$66,532	$200,236	$98,663
Income before tax	9,478	5,484	16,405	8,124

Sterling’s proportionate share:
Revenues	$14,189	$8,335	$25,030	$12,352
Income before tax	1,184	690	2,012	1,021

4.	Property and Equipment, stated at cost (in thousands):

	June 30, 2011	December 31, 2010
Construction equipment	$119,644	$109,432
Transportation equipment	16,263	14,915
Buildings	4,729	4,673
Office equipment	937	870
Construction in progress	1,399	870
Land	2,916	2,916
Water rights	200	200
	146,088	133,876
Less accumulated depreciation	(64,986)	(59,195)
	$81,102	$74,681

Construction in progress at June 30, 2011 and December 31, 2010 consists primarily of expenditures for new maintenance shop facilities and offices at various locations in Texas.

5.	Derivative Financial Instruments

During the quarter ended June 30, 2011, the Company began entering into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel.  Historically, fuel prices have been volatile because of supply and demand factors, worldwide political factors and general economic conditions.  The objective of the Company in executing the hedge is to mitigate the fuel price volatility that could adversely affect forecasted cash flows and earnings related to construction contracts.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for off-road ultra-low sulphur diesel (“ULSD”).  The Company has designated its commodity derivative contracts as cash flow hedges designed to achieve more predictable cash flows, as well as to reduce its exposure to price volatility.  While the use of derivative instruments limits the downside risk of adverse price movements, they also limit future benefits from reductions in costs as a result of favorable price movements.

All of the Company’s outstanding derivative financial instruments are recognized in the balance sheet at their fair values.  All changes in the fair value of outstanding derivatives, except any ineffective portion, are recorded in accumulated other comprehensive income (loss) until earnings are impacted by the hedged transaction.  Amounts in accumulated other comprehensive income (loss) are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

During the quarter ended June 30, 2011, the Company entered into swap contracts with terms ranging from June 2011 to December 2013 and quantities ranging from 10,000 to 210,000 gallons per month totaling 1,832,000 gallons.  The swaps have fixed prices ranging from $2.99 to $3.34 per gallon.

At June 30, 2011, accumulated other comprehensive income (loss), excluding taxes of $68,000, consisted of unrecognized losses of $194,000 representing the inception to date unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the quarter ended June 30, 2011, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $12,000.

At June 30, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1,790,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 210,000 gallons over the period from July 2011 to December 2013 at fixed prices per gallon ranging from $2.99 to $3.24.

All derivative instruments are recorded on the consolidated balance sheet at fair value as follows:

Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
Balance Sheet Location	June 30, 2011	Balance Sheet Location	June 30, 2011
Deposits and other current assets	$--	Other current liabilities	$137,000
Other assets, net	1,000	Other long-term liabilities	58,000
	$1,000		$195,000

The following table summarizes the effects of commodity derivative instruments (effective portion) on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2011:

Increase (Decrease) In Fair Value of Derivatives Included in Other Comprehensive Income	Realized Gain (Loss) Included in Cost of Revenues
June 30, 2011	June 30, 2011
$(206,000)	$(12,000)

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  Counterparties to the Company’s derivative contracts are high credit quality financial institutions.

Fair Value

Derivative financial instruments are carried at fair value.  Commodity derivative instruments consist of fixed rate commodity swaps to hedge the price risk associated with changes in the price of diesel fuel.  The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s mark-to-market statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 2 for a description of the inputs used to value the information shown above.

At June 30, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Litigation

In January 2010, a jury trial was held to resolve a dispute between a subsidiary of the Company and a subcontractor.  The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees.  While the Company has recorded this verdict amount as an expense in the consolidated financial statements for the year ended December 31, 2009, the Company has appealed this judgment as it believes that, as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney's fees pending the appeal, which we expect will be heard later in 2011 or early in 2012.  The Company has other litigation in the ordinary course of business, but management does not believe that it will have a material impact on its financial position or results of operations.

7.	Subsidiaries and Joint Ventures with Noncontrolling Owners' Interests

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

On October 31, 2007, the Company purchased a 91.67% interest in Road and Highway Builders, LLC (“RHB”) and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  The noncontrolling interest owner of RHB had the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company had the right to require that the owner sell his 8.33% interest to the Company, in 2011.  On March 17, 2011, the right to put/call the RHB noncontrolling interest was extended to anytime between that date and December 31, 2012.  In addition the price was increased from $7.1 million to $8.2 million which settled $1.1 million of accrued amounts due to the noncontrolling interest owner under the October 31, 2007 purchase agreement.

The value of the puts held by the RLW and RHB noncontrolling interest owners is included in noncontrolling owners’ interests in subsidiaries and joint ventures in the accompanying condensed consolidated balance sheets.  See Note 12 to the consolidated financial statements in the 2010 Form 10-K for further information regarding the RLW and RHB acquisitions discussed above.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$28,724	$23,887
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	3,519	1,911
Accretion of interest on Puts	424	584
Increase in price of RHB put/call	1,054	--
Distributions to noncontrolling interest owners	(4,818)	(2,376)
Balance, end of period	$28,903	$24,006

8.	Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 7 to the consolidated financial statements in the 2010 Form 10-K for further information.  We recorded stock-based compensation expense of $133,000 and $155,000 for the three months ended June 30, 2011 and 2010, respectively, and $258,000 and $297,000 for the six months ended June 30, 2011 and 2010, respectively.

Unrecognized compensation expense related to stock options at June 30, 2011 and 2010 was $5,000 and $72,000, respectively, to be recognized over a weighted average period of approximately 0.1 and 0.9 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the six months ended June 30, 2011 and 2010 were approximately $122,000 and $123,000, respectively.  No options were granted in the six months ended June 30, 2011 or 2010.

Unrecognized compensation expense related to restricted stock awards at June 30, 2011 and 2010 was $758,000 and $663,000, respectively, to be recognized over a weighted average period of 2.8 and 2.5 years, respectively.  In May 2011 and 2010, the five and eight non-employee directors of the Company were granted an aggregated total of 17,090 and 25,167 shares of restricted stock, respectively, at the grant-date market price of $14.63 and $15.89, respectively.  This will result in an expense of $250,000 and $400,000, respectively, to be recognized ratably over the one year restriction period.  In May 2011 a key employee was granted a total of 789 shares of restricted stock at $14.63 per share, resulting in an expense of $12,000 to be recognized ratably over the restriction period of five years.  In March 2011 and March 2010, several key employees were granted an aggregated total of 25,817 and 10,714 shares of restricted stock, respectively, at $12.67 and $15.89 per share, resulting in an expense of $327,000 and $170,000 to be recognized ratably over the restriction periods which are primarily five years.

At June 30, 2011, there were 223,302 shares of common stock covered by outstanding restricted stock and stock options and 13,119 shares covered by outstanding stock warrants.  All of these were vested except for 71,682 shares of restricted stock and stock options.

9.	Income Taxes

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company's 2007 through 2009 U.S. federal income tax returns are currently being examined by the I.R.S.; however, management expects there will be no material adjustments, interest or penalties from such examination.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses.

The income tax expense in the accompanying condensed consolidated financial statements consist of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax expense (benefit)	$748	$1,601	$(354)	$2,176
Deferred tax expense	397	662	1,665	945
Total tax expense	$1,145	$2,263	$1,311	$3,121

Tax expense for the three and six months ended June 30, 2011 reflects the impact of a $0.5 million decrease to the estimated state tax expense for 2010 identified in connection with the preparation of the 2010 state income tax returns.  Current income tax expense (benefit) represents federal and state taxes based on income or a component thereof expected to be included in the tax returns for the years shown.  The current tax expense (benefit) in the three and six months ended June 30, 2011 reflects the benefit from the expensing for tax purposes new equipment additions allowed by a change in the tax law late in 2010.  The deferred income tax expense, based on temporary timing differences, is expected to be payable in the future years.

The income tax provisions for the six months ended June 30, 2011 and 2010 differ from the amount using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2011		2010
	Amount	%	Amount	%
Tax expense at the federal statutory rate	$3,180	35.0%	$3,938	35.0%
State income tax expense (benefit), net of federal benefit	(444)	(4.9)	213	1.9
Taxes on subsidiaries' and joint ventures’ earnings attributable to noncontrolling ownership interests, which are liabilities of such owners	(1,232)	(13.6)	(669)	(5.9)
Tax benefit of Domestic Production Activities Deduction	--	--	(183)	(1.6)
Interest income not subject to federal tax	(210)	(2.3)	(113)	(1.0)
Other permanent differences	17	0.2	(65)	(0.7)
Income tax expense	$1,311	14.4%	$3,121	27.7%

Management has determined that the Company does not have any material uncertain tax positions.

10.	Net Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive stock options and warrants using the treasury stock method.  Diluted earnings per common share attributable to Sterling common stockholders excludes stock options which were outstanding during the three and six months ended June 30, 2011 to purchase 95,107 and 95,107 shares, respectively, and stock options which were outstanding during the three and six months ended June 30, 2010 to purchase 119,407 and 95,307 shares, respectively, as such impact was anti-dilutive.

  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the three and six months ended June 30, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Sterling common stockholders	$4,211	$4,667	$4,255	$6,219
Denominator:
Weighted average common shares outstanding — basic	16,484	16,119	16,474	16,107
Shares for dilutive stock options and warrants	111	424	130	433
Weighted average common shares outstanding and assumed conversions— diluted	16,595	16,543	16,604	16,540
Basic net income per share attributable to Sterling common stockholders	$0.26	$0.29	$0.26	$0.39
Diluted net income per share attributable to Sterling common stockholders	$0.25	$0.28	$0.26	$0.38

11.	Subsequent Events

On August 1, 2011, RLW,Sterling’s majority owned subsidiary, purchased all of the outstanding shares of capital stock of J. Banicki Construction, Inc. (“JBC”).  JBC is a heavy civil construction business located in Tempe, Arizona that builds roads and highways in Arizona, primarily for municipalities.  For the year ended December 31, 2010, JBC had revenues of $15.0 million and income before taxes of $1.6 million.  RLW paid an initial purchase price for JBC of $8.0 million which was funded by available cash and short-term investments of RLW and the Company.  The purchase agreement provides for additional purchase price of up to $5 million to be paid over a five year period.  The additional purchase price is in the form of an earn-out which is calculated as a percentage of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.7 million for the seven months ended July 31, 2016.

On August 1, 2011, the Company purchased a 50% interest in a construction limited partnership located in California.  The Company paid a purchase price of $1.3 million which was funded by available cash of the Company.  The terms of the purchase include a buy-back option on August 1, 2016 and again on August 1, 2018 under which certain of the sellers have the option to repurchase the 50% limited partnership interests from the Company for an amount equal to 50% of four and one-half times the limited partnership’s trailing twenty-four months earnings before interest, taxes, depreciation and amortization.  Revenues and earnings for the limited partnership have not been significant in 2010 through the date of acquisition.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including the recent economic downturn, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;

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

According to 2010 U.S. Census Bureau information, Texas, Utah and Nevada each experienced significant population growth from 2005 to 2010 and over the long-term these states are expected to continue to experience population increases from 25.1 million, 2.8 million and 2.7 million people in 2010, respectively, to populations of over 33 million, 3 million and 4 million, respectively, by 2030.

In 2007, the voters of the State of Texas approved $5.0 billion in bonds for highway construction to be repaid out of the State's general funds; the governor’s request  for the State's 2012-2013 biennium budget for highways and bridges includes $1 billion of proceeds from these bonds (“Prop 12 Bonds”) in 2012 and $1 billion in 2013.

The estimated Texas Department of Transportation (“TXDOT”) lettings (contract awards) for transportation construction projects are $4.8 billion for the state’s fiscal year ending August 31, 2011, including stimulus funds and a portion of the Prop 12 Bonds discussed above versus approximately $4.2 billion of lettings in 2010 including stimulus funds and a portion of the Prop 12 Bonds.  In the 2011 legislative session, the Texas legislature approved the use of the remaining $3.0 billion of the Prop 12 Bonds for highway and bridge construction, rehabilitation and maintenance in the 2012-2013 budget.  TXDOT is forecasting lettings of only $2.6 billion for 2012 and $2.4 billion for 2013 before any appropriations from the Prop 12 Bonds which would increase the amount of lettings for 2012 and 2013.

The Utah Governor’s budget recommends $750 million for transportation capital projects in 2012 versus authorization of $1.2 billion for 2011.  Information we have received indicates that there will be a substantial reduction of highway and bridge construction projects in 2013 versus 2012.

The governor’s recommended budget for the Nevada Department of Transportation (“NDOT”) expenditures  is $377 million and $369 million for fiscal years 2012 and 2013, respectively, including economic stimulus funds for highways and bridges.

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

The City of Houston’s Capital Improvement Plan includes $719 million and $598 million in the fiscal years ending June 30, 2012 and 2013, respectively, for transportation and water infrastructure projects.

The City of San Antonio’s budget for streets and drainage construction is $313 million and $156 million for its fiscal years 2011 and 2012, respectively.

We also do work for the U.S. government, other states and cities, counties and tollroad, business area redevelopment and regional water authorities, which have substantial water and transportation infrastructure spending budgets.

Since 2008, the bidding environment in our markets has been much more competitive because of the following:

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

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, the federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance to the states on an interim basis, most recently through September 30, 2011.  Continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2011, 2012 and beyond.  We had anticipated these matters would be resolved by now; however, they have not yet been resolved, and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

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

Results of Operations

Backlog at June 30, 2011

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months.  At June 30, 2011, our backlog was $720 million as compared to $740 million as of March 31, 2011 and $557 million at June 30, 2010.  Our backlog at June 30, 2011 included approximately $185 million of expected revenues for which the contracts had not yet been officially awarded.  Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition. Backlog at June 30, 2011, includes $28 million applicable to consolidated joint ventures where we have a controlling interest, which is the entire amount of such joint ventures’ backlog, and $163 million where we have a noncontrolling interest, which represents our proportionate share of such joint ventures’ backlog.  We were awarded or apparent low bidder on contracts of $104 million during the second quarter of 2011.  Backlog decreased during the three months ended June 30, 2011 as a result of fewer awarded contracts in our Nevada and Utah markets.

Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010 (Amounts in thousands)

	Three Months ended June 30,			Six Months ended June 30,
	2011	2010	% Change	2011	2010	% Change

Revenues	$128,498	$116,865	10.0%	$227,740	$203,022	12.2%
Gross Profit	13,582	12,703	6.9	21,181	20,956	1.1
General and administrative expenses, net	(6,300)	(5,241)	20.2	(12,356)	(10,708)	15.4
Other income (loss)	5	(83)		150	(52)
Operating income	7,287	7,379	(1.2)	8,975	10,196	(12.0)
Gains (loss) on the sale of securities and other	(41)	547		(245)	964
Interest income	565	483		943	685
Interest expense	(374)	(297)		(588)	(594)
Income before taxes	7,437	8,112	(8.3)	9,085	11,251	(19.3)
Income tax expense	(1,145)	(2,263)	(49.4)	(1,311)	(3,121)	(58.0)
Net income	6,292	5,849	7.6	7,774	8,130	(4.4)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(2,081)	(1,182)	76.1	(3,519)	(1,911)	84.1
Net income attributable to Sterling common stockholders	$4,211	$4,667	(9.8)	$4,255	$6,219	(31.6)
Gross margin	10.6%	10.9%	(2.8)	9.3%	10.3%	(9.7)
Operating margin	5.7%	6.3%	(9.5)	3.9%	5.0%	(22.0)

	Amount as of
	June 30, 2011	March 31, 2011	December 31, 2010
Contract Backlog, end of period	$720,000	$740,000	$660,000

Revenues

Revenues increased $11.6 million and $24.7 million for the three and six months ended June 30, 2011, respectively, versus the comparable 2010 periods.  This increase was primarily due to increased activity levels in 2011 as a result of execution on contracts awarded in our Texas markets in 2010 and increased revenues resulting from a higher level of activity on joint ventures in which we participate, primarily in Utah.   Revenues for Nevada declined between the periods due to fewer contracts in progress.  The increase in revenues in Texas was less than expected due to severe adverse weather conditions during the first quarter of 2011 and delays in starting two sizable contracts.

Gross Profit

At June 30, 2011, we had approximately 65 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

While gross profit increased during the three and six months ended June 30, 2011 versus gross profit for the comparable 2010 periods,  gross margins decreased from 10.9% during the three months ended June 30, 2010 to 10.6% for the three months ended June 30, 2011, and for the six month period, the gross margin decreased from 10.3% in 2010 to 9.3% in 2011.  Gross margins have been negatively impacted by the on-going competitive bidding pressures since 2008.  In addition, lower than expected activity levels in Texas and Nevada resulted in under absorption of indirect costs.  These decreases were partially offset by higher margins on jobs completed or nearing completion.

Operating Income

Operating income decreased $0.1 million during the second quarter of 2011 from operating income in the second quarter of 2010.  For the six months ended June 30, 2011, operating income decreased by $1.2 million versus the comparable 2010 period.  The decreases between periods were a result of an increase in general and administrative expenses due primarily to an increase in salaries, wages and related benefits partially offset by the increase in gross profit.

Gain (Loss) on Sale of Securities and Other

In the second quarter of 2011, we had a loss on the sale of securities and other income (loss) of $41,000 versus a gain of $547,000 in the second quarter of 2010. The six months ended June 30, 2011 included a loss incurred during the first quarter related to the sale of our position in certain exchange traded fund (“ETF”) securities, the assets of which were a crude oil commodity pool.  The gains for the six months ended June 30, 2010 were primarily related to gains on the ETF securities as well as improved returns from mutual fund investments.

Income Taxes

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 14.4% and 27.7%, respectively, and varied from the statutory rate primarily as a result of net income attributable to the noncontrolling interest owners which is taxed to those owners rather than Sterling.  In addition, the effective tax rate for the six months ended June 30, 2011 declined from the effective rate for the comparable prior year period as the 2011 period includes a $0.5 million decrease to the estimated state tax expense for 2010 identified in connection with the preparation of the 2010 state income tax returns.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling owners’ interests in earnings of subsidiaries and joint ventures increased because of an increase in earnings from those entities, primarily as a result of a higher level of activity.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$6,568	$23,743
Capital expenditures	(15,171)	(3,605)
Net purchases of short-term securities	(24,561)	(20,915)
Other investing activities	564	465
Financing activities	(6,574)	(17,271)
	Amount as of
	June 30, 2011	December 31, 2010
Cash and cash equivalents	$10,267	$49,441
Working capital	$106,017	$107,278

Operating Activities

Significant non-cash items for the six month periods included in operating activities are:

•	depreciation and amortization, which totaled $8.4 million in the 2011 period, an increase of $0.3 million from 2010 primarily as a result of equipment additions and;

•
deferred tax expense was $1.7 million in the 2011 period, versus deferred tax expense of $0.9 million in 2010; deferred tax expense in both periods is mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation.  The increase in deferred tax expense between the periods is due to the difference between accelerated tax depreciation over book depreciation in 2011 versus 2010, primarily due to recent tax law changes which allow the expensing for tax return purposes in 2011 of new equipment additions.

Besides net income of $7.8 million for the six months ended June 30, 2011 and the non-cash items discussed above, other significant components of cash flows from operations were:

•
an increase in contracts receivable in the first half of 2011 of $7.3 million primarily because of higher activity levels resulting in higher billings at the end of June 30, 2011 versus December 31, 2011 for our operations in Utah and Nevada;

•
an increase in costs and estimated earnings in excess of billings on uncompleted projects of $9.4 million because of an unusual amount of jobs starting near June 30, 2011 along with an increase in the volume of materials purchased on other existing jobs at June 30, 2011as compared to December 2010.  Further, December 2010 was impacted by lower activity due to the holiday season;

•	income tax receivable increased $1.1 million in the first half of 2011 as a result of anticipated refunds of federal income tax payments; and

•	other current liabilities increased by $2.4 million in the first six months of 2011 primarily due an increase in accrued job costs reflecting higher activity levels.

Investing Activities

During the six months ended June 30, 2011 and 2010, the Company had net purchases of short-term securities of $24.6 million and $20.9 million, respectively.  The net purchases were funded by cash held at the beginning of the years as well as cash generated by operations.

Expenditures for the purchase of certain equipment and to expand office and shop facilities totaled $15.2 million in the first six months of 2011 versus $3.6 million in the first six months of 2010.  The increase in 2011 is consistent with management’s expectations that capital expenditures in 2011 will be higher than 2010 as a result of normal replacement of equipment, which replacement was deferred in 2009 and 2010; additional equipment required by a Utah joint venture project and a recent low bid on a large job in Texas; and shop and office facilities to be acquired by two of our offices in Texas.

On August 1, 2011 the Company used $8 million of existing cash and short-term investments to fund the purchase of the acquisition of J. Banicki Construction, Inc., a heavy civil construction business operating in Arizona.  Additional purchase price of up to $5 million may be paid in connection with this acquisition subject to the achievement of certain earnings requirements during the period from 2011 through July 31, 2016.  Also on August 1, 2011, the Company acquired a 50% interest in a construction limited partnership located in California.  The Company paid a purchase price of $1.3 million which was funded by available cash of the Company.  See Note 11 for further information.

Financing Activities

Cash used in financing activities of $6.6 million in the first six months of 2011 primarily relates to distributions to noncontrolling interest owners while cash used in financing activities of $17.3 million in the first six months of 2010 primarily reflects a reduction of $15.0 million in borrowings under our $75.0 million Credit Facility.

Liquidity and Sources of Capital

The need for working capital for our business varies due to fluctuations in:

•	customer receivables and contract retentions;
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments and progress billings; and
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.

As of June 30, 2011, we had working capital of $106 million, a decrease of $1.3 million from December 31, 2010.  The decrease in working capital in the six months ended June 30, 2011 was the result of the following (in thousands):

Net income	$7,774
Depreciation and amortization	8,436
Deferred tax expense	1,665
Capital expenditures	(15,171)
Distributions paid to noncontrolling interest owners	(4,818)
Treasury stock purchases	(1,841)
Reclassification of amounts payable to noncontrolling interest owner	1,054
Other	1,640
Total decrease in working capital	$(1,261)

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility has a maturity date of October 31, 2012, and is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital.  At June 30, 2011, there were no borrowings outstanding under the Credit Facility; however, there were letters of credit of $1.8 million outstanding under the Credit Facility resulting in availability under the Credit Facility of $73.2 million.  To date we have not experienced any difficulty in borrowing under our Credit Facility or any material change in its terms, and the Company was in compliance with all covenants under the Credit Facility as of June 30, 2011.

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

The Company believes that it has sufficient liquid financial resources, including the $73.2 million unused portion of its Credit Facility at June 30, 2011, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2010 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Until 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  While the prices we have paid for oil and fuel and, generally, for other materials have decreased since 2008, in 2011 we have seen the prices of oil and fuel rise once again, and we have seen increases in steel prices.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into diesel futures contracts. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of June 30, 2011, we had  diesel futures contracts for 1,790,000 gallons which fixed prices at an average of $3.12 per gallon.  This compares to the June 30, 2011 price for off-road ultra-low sulphur diesel published by Platts of $2.97.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2010 Form 10-K, we participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects.  The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners.  At June 30, 2011, there was approximately $763 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $163 million represented our proportionate share.  Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work.  As of June 30, 2011, we are not aware of situations that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liabilities under our contracts.

The only other off-balance sheet arrangements are related to the operating leases discussed in Note 9 and commitments and contingencies discussed in Note 13 to the consolidated financial statements included in the 2010 Form 10-K and Note 6 of the accompanying condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the six months ended June 30, 2011 were $0.1 million.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at June 30, 2011:

			Price Per Gallon
Period	Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	Fair Value at June 30, 2011 (in thousands)
July 1, 2011 – December 31, 2011	July 1, 2011	December 31, 2011	$3.08 – 3.11	$3.09	1,000,000	$(89)
2012	January 1, 2012	December 31, 2012	3.02 – 3.34	3.17	520,000	(71)
2013	January 1, 2013	December 31, 2013	2.99 – 3.29	3.11	270,000	(34)
						$(194)

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2011 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Treasury Shares

During the second quarter of 2011, the Company purchased 123,845 shares of the Company’s Common Stock at a weighted average share price of $13.28 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (a) (In thousands)
April	14,377	$14.54	14,377	$9,594
May	51,700	13.67	51,700	8,888
June	57,768	12.62	57,768	8,159

(a)
In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitation and other factors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved by the Securities and Exchange Commission

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Joseph P. Harper, Jr., Chief Financial Officer of Sterling Construction Company, Inc.

32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Joseph P. Harper, Jr., Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  *    Filed herewith.
**   Submitted electronically herewith.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:                 August 8, 2011                                   By: /s/ Patrick T. Manning
             Patrick T. Manning.
             Chairman and Chief Executive Officer

Date:                 August 8, 2011                                    By: /s/ Joseph P. Harper, Jr.
             Joseph P. Harper, Jr.
             Chief Financial Officer