Form 10-Q
period 2011-09-30
STERLING CONSTRUCTION CO INC
filed 2011-11-08
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At October 31, 2011, there were 16,321,112 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.                      Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,650	$49,441
Short-term investments	49,824	35,752
Contracts receivable, including retainage	92,909	70,301
Costs and estimated earnings in excess of billings on uncompleted contracts	25,660	10,058
Inventories	1,910	1,479
Income tax receivable	1,366	--
Deferred tax asset, net	78	82
Receivables from and equity in construction joint ventures	8,135	6,744
Deposits and other current assets	1,536	2,472
Total current assets	198,068	176,329
Property and equipment, net	83,719	74,681
Goodwill	121,010	114,745
Other assets, net	1,237	1,376
Total assets	$404,034	$367,131
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,379	$37,631
Billings in excess of costs and estimated earnings on uncompleted contracts	15,967	17,807
Current maturities of long-term debt	573	73
Income taxes payable	156	1,493
Accrued compensation	9,051	6,920
Liability for put exercised by noncontrolling owner	8,205	--
Other current liabilities	6,556	5,127
Total current liabilities	91,887	69,051
Long-term liabilities:
Long-term debt, net of current maturities	8,281	336
Deferred tax liability, net	22,524	18,591
Other long-term liabilities	2,657	--
Total long-term liabilities	33,462	18,927
Commitments and contingencies
Obligation for noncontrolling owners' interests in subsidiaries and joint ventures	21,943	28,724
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,443,114 and 16,468,369 shares issued	164	164
Treasury stock, 122,002 and 3,147 shares of common stock	(1,432)	--
Additional paid in capital	197,463	198,849
Retained earnings	59,101	51,553
Accumulated other comprehensive income (loss)	140	(137)
Total Sterling common stockholders’ equity	255,436	250,429
Noncontrolling interests	1,306	--
Total equity	256,742	250,429
Total liabilities and equity	$404,034	$367,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$159,427	$118,874	$387,167	$321,896
Cost of revenues	144,671	105,876	351,230	287,942
Gross profit	14,756	12,998	35,937	33,954
General and administrative expenses	(7,071)	(6,774)	(19,427)	(17,482)
Other income (expense)	76	(45)	226	(97)
Operating income	7,761	6,179	16,736	16,375
Gain (loss) on sale of securities and other	212	80	(33)	1,044
Interest income	309	583	1,252	1,268
Interest expense	(357)	(297)	(945)	(891)
Income before income taxes and earnings attributable to noncontrolling interests	7,925	6,545	17,010	17,796
Income tax expense	(1,984)	(1,824)	(3,295)	(4,945)
Net income	5,941	4,721	13,715	12,851
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(2,480)	(1,225)	(5,999)	(3,136)
Net income attributable to Sterling common stockholders	$3,461	$3,496	$7,716	$9,715

Net income per share attributable to Sterling common stockholders:
Basic	$0.21	$0.22	$0.47	$0.60
Diluted	$0.21	$0.21	$0.47	$0.59

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,385,729	16,199,356	16,444,302	16,135,108
Diluted	16,440,835	16,549,056	16,558,074	16,548,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net income attributable to Sterling common stockholders	$7,716	$9,715
Net income attributable to noncontrolling interest included in equity	80	--
Net income attributable to noncontrolling interest included in liabilities	5,919	3,136
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) / loss from available-for-sale securities	20	(678)
Net change in unrealized holding gain (loss) on available-for-sale securities	535	760
Realized (gain) / loss from derivatives	41	--
Net change in the effective portion of unrealized gain (loss) in fair market value of derivatives	(319)	--
Comprehensive net income	$13,992	$12,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Additional Paid in	Retained	Accumulated Other Comprehensive Income	Noncon-trolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interests	Total
Balance at January 1, 2011	16,468	$164	(3)	$--	$198,849	$51,553	$(137)	$--	$250,429
Net income	--	--	--	--	--	7,716	--	80	7,796
Other comprehensive income	--	--	--	--	--	--	277	--	277
Purchases of treasury shares	--	--	(286)	(3,592)	--	--	--	--	(3,592)
Cancellation of treasury shares	(167)	(1)	167	2,160	(1,991)	(168)	--	--	--
Stock issued upon option & warrant exercises	96	1	--	--	155	--	--	--	156
Excess tax benefits from exercise of stock options	--	--	--	--	68	--	--	--	68
Issuance and amortization of restricted stock	46	--	--	--	352	--	--	--	352
Stock based compensation expense	--	--	--	--	30	--	--	--	30
Equity attributable to noncontrolling interests in acquired companies	--	--	--	--	--	--	--	1,226	1,226
Balance at September 30, 2011	16,443	$164	(122)	$(1,432)	$197,463	$59,101	$140	$1,306	$256,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income attributable to Sterling common stockholders	$7,716	$9,715
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	5,999	3,136
Net income	13,715	12,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,775	11,816
(Gain) loss on disposal of property and equipment	(226)	212
Deferred tax expense	3,834	2,014
Interest expense accreted on noncontrolling interests	636	877
Stock-based compensation expense	382	473
Loss (gain) on sale of securities and other	33	(1,044)
Tax benefits from exercise of stock options	(68)	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(16,101)	4,459
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(15,072)	(1,511)
(Increase) decrease in receivables from and equity in construction joint ventures	(1,391)	(5,258)
(Increase) decrease in other current assets	(993)	134
Increase (decrease) in trade payables	9,009	10,159
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(3,155)	97
Increase (decrease) in accrued compensation and other liabilities	1,259	2,152
Net cash provided by operating activities	4,637	37,431
Cash flows from investing activities:
Net assets of acquired companies, net of cash acquired	(3,911)	--
Additions to property and equipment	(19,592)	(7,798)
Purchases of short-term securities, available for sale	(97,719)	(90,024)
Sales of short-term securities, available for sale	84,473	61,581
Proceeds from sale of property and equipment	930	272
Net cash used in investing activities	(35,819)	(35,969)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	16,000	55,000
Cumulative daily repayments – Credit Facility	(8,000)	(95,000)
Distributions to noncontrolling interest owners	(6,185)	(3,394)
Purchases of treasury stock	(3,592)	--
Other	168	602
Net cash used in financing activities	(1,609)	(42,792)
Net increase (decrease) in cash and cash equivalents	(32,791)	(41,330)
Cash and cash equivalents at beginning of period	49,441	54,406
Cash and cash equivalents at end of period	$16,650	$13,076
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$232	$40
Cash paid during the period for income taxes	$2,391	$2,500
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$1,054	$--
Net liabilities assumed in connection with acquisitions	$1,961	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”) a Delaware Corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in large and growing markets in Texas, Utah, Nevada, Arizona, California and other states in which we see opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems.  Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, and concrete crushing and aggregate operations primarily to public sector clients.  We perform the majority of the work required by our contracts with our own crews and equipment.

For a more detailed discussion of the Company's business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and the sections of this Report entitled “Backlog at September 30, 2011” and “Our Markets” under Item 2.

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

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures, in which it participates is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a noncontrolling variable interest.

On August 1, 2011, we acquired a 50% interest in a limited partnership which we determined to be a variable interest entity.  Prior to this, we had no participation in an entity determined to be a variable interest entity.  As discussed further in Note 8, we determined that the Company exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, we consolidate this partnership in our consolidated financial statements and include the other partners' interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.  See Notes 7 and 8 regarding this acquisition.

Where we are a noncontrolling joint venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  See Note 3 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2010 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2011 and the results of operations and cash flows for the periods presented.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

• contracts receivable, including retainage
• revenue recognition
• valuation of property and equipment, goodwill and other long-lived assets
• construction joint ventures
• income taxes
• segment reporting

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.  There have been no material changes to such significant accounting policies since December 31, 2010.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), $500,000 of demand notes payable and the puts related to certain noncontrolling owners’ interests in subsidiaries.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 7 regarding the fair value of the puts.  We had one mortgage outstanding at September 30, 2011 and December 31, 2010 with a remaining balance of $354,000 and $409,000, respectively.  The mortgage was accruing interest at 3.50% at both September 30, 2011 and December 31, 2010 and contains pre-payment penalties.  At September 30, 2011 and December 31, 2010 the fair value of the mortgage was $375,000 and $412,000, respectively. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The recorded value of the demand notes payable approximates the fair value as the interest rate approximates market rates and as the notes are due upon demand (i.e., they are short-term in nature).  See Note 8 for further information regarding the demand notes payable.

Recent Accounting Pronouncements

In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  In accordance with this guidance, we have applied the pronouncement prospectively for business combinations for which the acquisition date is on or after January 1, 2011, including the acquisitions made in 2011 as discussed further in Note 7.  This pronouncement had no material impact on our financial position, results of operations or cash flows.

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

The FASB issued further guidance related to accounting for goodwill in September 2011.  The amendments in this update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  We adopted this pronouncement for impairment tests completed subsequent to September 15, 2011, the issuance date of this pronouncement.  Until such tests are performed, however, we are unable to determine whether the adoption will have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued additional guidance related to the presentation of comprehensive income.  The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011 with early adoption permitted.  The Company has been presenting comprehensive income in accordance with this guidance, and therefore this guidance has no impact on the presentation of our consolidated financial statements.

In September 2011, the FASB issued additional guidance related to the disclosures about an employer’s participation in a multiemployer pension plan.  The amendments in this update call for additional quantitative and qualitative disclosures  about an employer’s participation in a multiemployer pension plan and the commitments and risks involved with participating in multiemployer pension plans. The amendments are effective for fiscal years ending after December 15, 2011.  As discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K, the Company makes contributions to several multiemployer benefit plans as required under certain of its union agreements.  We will make the disclosures about these  multiemployer plans as required under the new pronouncement in our annual report for the fiscal year ending December 31, 2011.  This pronouncement has no material impact on our financial position, results of operations or cash flows.

Reclassifications

Balances related to accrued job costs which had been included in “Other current liabilities” in the prior year balance sheet have been reclassified to “Accounts payable” to conform to current year presentation.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2011, $1.4 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At September 30, 2011, cash and cash equivalents included $11.4 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

The Company includes certificates of deposit with a remaining maturity of 90 days or less at purchse in "Cash and cash equivalents."  All other short-term investments are included in "Short-term investments."  Mutual funds, government bonds and exchange traded funds are considered available-for-sale securities.  Government bonds have maturity dates of 2014-2041.  At September 30, 2011 and December 31, 2010, the Company had short-term investments as follows (in thousands):

	September 30, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$29,655	$29,655	$--	$265	$65
Government bonds	20,169	--	20,169	451	8
Total securities available-for-sale	$49,824	$29,655	$20,169	$716	$73

	December 31, 2010
	Total Fair Value	Level 1	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$31,992	$31,992	$2	$189
Exchange traded funds	3,510	3,510	13	36
Total securities available-for-sale	35,502	$35,502	$15	$225
Certificates of deposit with original maturities between 90 and 365 days	250
Total short-term investments	$35,752

The amortized cost basis of the above securities at September 30, 2011 and December 31, 2010 was $49.2 million and $35.7 million, respectively.

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

For the nine months ended September 30, 2011 and 2010, the Company earned interest income of $1,252,000, and $1,268,000, respectively, on its cash, cash equivalents and short-term investments.

3.	Construction Joint Ventures

We participate in various construction joint ventures.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  See Note 1 to the consolidated financial statements in the 2010 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2011 are shown below along with comparable amounts as of December 31, 2010 and for the three and nine months ended September 30, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Total combined:
Current assets	$117,898	$79,588
Less current liabilities	(91,653)	(61,629)
Net assets	$26,245	$17,959
Backlog	$646,930	$750,398

Sterling’s noncontrolling interest in backlog	$143,255	$93,931
Sterling’s receivables from and equity in construction joint ventures	$8,135	$6,744

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total combined:
Revenues	$128,450	$75,159	$328,686	$173,822
Income before tax	10,516	5,926	26,921	14,050

Sterling’s proportionate share:
Revenues	$21,060	$9,355	$46,090	$21,707
Income before tax	1,676	700	3,688	1,721

4.	Property and Equipment, stated at cost (in thousands):

	September 30, 2011	December 31, 2010
Construction equipment	$124,227	$109,432
Transportation equipment	17,950	14,915
Buildings	4,730	4,673
Office equipment	1,053	870
Construction in progress	1,776	870
Land	2,916	2,916
Water rights	200	200
	152,852	133,876
Less accumulated depreciation	(69,133)	(59,195)
	$83,719	$74,681

Construction in progress at September 30, 2011 and December 31, 2010 consists primarily of expenditures for new maintenance shop facilities and offices at various locations in Texas.

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

At September 30, 2011, pre-tax accumulated other comprehensive income (loss), excluding taxes of $150,000, consisted of unrecognized losses of $428,000 representing the inception to date unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three and nine months ended September 30, 2011, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $51,000 and $63,000, respectively.

At September 30, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1,182,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 168,000 gallons over the period from October 2011 to December 2013 at fixed prices per gallon ranging from $2.99 to $3.34.

The derivative instruments are recorded on the consolidated balance sheet at fair value and include $33,000 in other current liabilities for the September 2011 contract which settled in October 2011.  The fair values are as follows:

Derivative Assets		Derivative Liabilities
Balance Sheet Location	September 30, 2011	Balance Sheet Location	September 30, 2011
Deposits and other current assets	$--	Other current liabilities	$341,000
Other assets, net	--	Other long-term liabilities	151,000
	$--		$492,000

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Increase (decrease) in fair value of derivatives included in other comprehensive income (effective portion)	$(285)	$(491)
Realized gain (loss) included in cost of revenues (effective portion)	(51)	(63)
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	(31)	(31)

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

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

At September 30, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Litigation

In January 2010, a jury trial was held to resolve a dispute between Road and Highway Builders LLC (“RHB”), a subsidiary of the Company, and a subcontractor.  The jury rendered a verdict of $1.0 million against the subsidiary, exclusive of interest, court costs and attorney’s fees.  While the Company has recorded this verdict amount as an expense in the consolidated financial statements for the year ended December 31, 2009, the Company has appealed this judgment as it believes that, as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney's fees pending the appeal.  The case was heard by the Nevada Supreme Court on November 3, 2011, and we anticipate that the court will make its decision by mid-2012.

The Company has other litigation in the ordinary course of business, but management does not believe that it will have a material impact on its financial position, results of operations or cash flows.

7.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners' Interests

On August 1, 2011, Ralph L. Wadsworth Construction Company, LLC (“RLW”), Sterling’s majority owned subsidiary, purchased all of the outstanding shares of capital stock of J. Banicki Construction, Inc. (“JBC”).  JBC is a heavy civil construction business located in Tempe, Arizona, that builds roads and highways in Arizona, primarily for municipalities.  This acquisition expanded the geographic footprint of the Company into Arizona and JBC’s capabilities in structural concrete utilities and paving as well as performing construction manager at risk type contracts complement the Company’s current operations. RLW paid an initial purchase price for JBC of $7.6 million (net of a receivable from the seller determined subsequent to the acquisition date) which was funded by available cash and short-term investments of RLW and the Company.  The purchase agreement provides for additional purchase price of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date, and this liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the initial allocation of the purchase price for JBC (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $4,662	$8,839
Current liabilities	(5,708)
Working capital acquired	3,131
Property and equipment	2,018
Other	49
Total tangible net assets acquired at fair value	5,198
Goodwill	4,763
Total consideration	9,961
Fair value of earn-out	(2,370)
Cash paid, net of $409 receivable from seller	$7,591

Acquisition related costs of $328,000 are included in general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011.

The fair value of the financial assets acquired includes receivables with a fair value of $3.8 million, which are deemed fully collectible.

On August 1, 2011, the Company purchased a 50% interest in Myers & Sons Construction, L.P. (“Myers”).  Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California.  The Company paid a purchase price of $1.2 million, which was funded by available cash of the Company.  The terms of the purchase include a buy-back option on August 1, 2016 and again on August 1, 2018 under which certain of the sellers have the option to repurchase the 50% limited partnership interests from the Company for an amount equal to 50% of 4.5 times the limited partnership’s average annual trailing twenty-four months earnings before interest, taxes, depreciation and amortization.

The following table summarizes the initial allocation of the purchase price for Myers (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $654	$3,208
Current liabilities	(2,464)
Working capital acquired	744
Property and equipment	708
Debt due to noncontrolling interest owner	(500)
Total tangible net assets acquired at fair value	952
Goodwill	1,502
Total consideration	2,454
Fair value of noncontrolling owners' interest in Myers	(1,227)
Cash paid	$1,227

The fair value of the noncontrolling interests was determined based on the negotiated price at which the Company purchased its 50% interest which was based in part on expectations of future earnings.  Acquisition related costs of $99,000 are included in general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011.  The fair value of the financial assets acquired includes receivables with a fair value of $2.1 million, which are expected to be fully collectible.

See Note 8 regarding the determination that Myers’ is a variable interest entity and the resulting impact on the consolidated financial statements.

The purchase price allocation for both the JBC and Myers acquisitions has not been finalized due to the short time period between the acquisition date and the date of the financial statements.  The nature and amount of any material adjustments ultimately made to the initial allocation of the purchase price will be disclosed when determined.

The amounts of JBC’s and Myers’ revenue and earnings included in the Company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2011, and the revenue and earnings of the combined entity had the acquisition dates been January 1, 2011, or January 1, 2010, are (in thousands):

	Revenue	Net Income Attributable to Sterling Common Stockholders
JBC actual from 8/1/2011 – 9/30/2011	$4,371	$99
Myers actual from 8/1/2011 – 9/30/2011	3,515	52
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2011 – 9/30/2011 (unaudited)	401,187	7,550
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2010 – 12/31/2010 (unaudited)	475,906	19,878

On December 3, 2009, we completed the acquisition of an 80% interest in privately-owned RLW, a Utah limited liability company which is headquartered in Draper, Utah, near Salt Lake City.  The noncontrolling interest owners of RLW have the right to put, or require the Company to buy, their remaining 20% interest in RLW, and concurrently, the Company has the right to require that the owners sell their 20% interest to the Company, in 2013.  The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.

On October 31, 2007, the Company purchased a 91.67% interest in RHB and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  The noncontrolling interest owner of RHB had the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company had the right to require that the owner sell his 8.33% interest to the Company, in 2011.  On March 17, 2011, the right to put/call the RHB noncontrolling interest was extended to anytime between that date and December 31, 2012.  In addition the price was increased from $7.1 million to $8.2 million which settled $1.1 million of accrued amounts due to the noncontrolling interest owner under the October 31, 2007 purchase agreement.  In September 2011, the noncontrolling owner exercised his right to put his remaining interest of 8.33% in RHB to the Company for $8.2 million.  This transaction is expected to be completed in December 2011 under the terms of the agreement.  Consequently, the liability is included with other current liabilities in the consolidated balance sheet.

The value of the puts held by the RLW noncontrolling interest owners is included in “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.  See Note 12 to the consolidated financial statements in the 2010 Form 10-K for further information regarding the RLW and RHB acquisitions discussed above.

Changes in Obligation for Noncontrolling Interests

The following table summarizes the changes in the liability for noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$28,724	$23,887
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	5,919	3,136
Accretion of interest on Puts	636	877
Increase in price of RHB put/call	1,054	--
Distributions to noncontrolling interest owners	(6,185)	(3,394)
Balance, end of period	$30,148	$24,506

The balance as of September 30, 2011 includes $8.2 million attributable to the put exercised by the RHB noncontrolling interest owner reflected in current liabilities discussed above.

8.	Variable Interest Entities

We own a 50% interest in Myers of which we are the primary beneficiary and have consolidated Myers into our financial statements.  Further see Note 7 above for additional information on the acquisition of this limited partnership.

The partnership agreement requires that Sterling provide a $3 million line of credit to the limited partnership.  In addition the partnership is relying on the Company’s surety bonding capacity in order to bid and perform large construction jobs resulting in the Company having joint and several liability for completion of such jobs, and the Company will provide management to the partnership to oversee bidding and management of larger projects.  Although the Company will receive 50% of the income from the partnership, it may suffer more than 50% of any losses as a result of its obligation to provide the $3 million line of credit and its obligations under the surety bonds.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (in thousands):

September 30, 2011
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533
Contracts receivable, including retainage	4,288
Other current assets	201
Total current assets	5,022
Property and equipment, net	758
Total assets	$5,780
LIABILITIES
Current liabilities:
Accounts payable	$3,030
Other current liabilities	1,639
Total current liabilities	4,669
Long-term liabilities:
Other long-term liabilities	--
Total long-term liabilities	--
Total liabilities	$4,669

Period from August 1, 2011 (acquisition date) to September 30, 2011
Revenues	$3,515
Operating income	162
Net income attributable to Sterling common stockholders	52

Other current liabilities shown in the table above includes $500,000 in demand notes payable that are due to one of the noncontrolling interest owners.

9.	Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 7 to the consolidated financial statements in the 2010 Form 10-K for further information.  We recorded stock-based compensation expense of $125,000 and $176,000 for the three months ended September 30, 2011 and 2010, respectively, and $382,000 and $473,000 for the nine months ended September 30, 2011 and 2010, respectively.

Unrecognized compensation expense related to stock options at September 30, 2011 and 2010 was $0 and $43,000, respectively, to be recognized over a weighted average period of approximately 0.0 and 0.8 years, respectively.  Proceeds received by the Company from the exercise of options and warrants for the nine months ended September 30, 2011 and 2010 were approximately $156,000 and $656,000, respectively.  No options were granted in the nine months ended September 30, 2011 or 2010.

Unrecognized compensation expense related to restricted stock awards at September 30, 2011 and 2010 was $683,000 and $663,000, respectively, to be recognized over a weighted average period of 2.5 and 2.6 years, respectively.  In July 2011, one non-employee director of the Company was granted a total of 3,418 shares of restricted stock at the grant date market price of $13.64.  This will result in an expense of $47,000 to be recognized ratably over a ten-month restriction period.  In May 2011 and 2010, the five and eight non-employee directors of the Company were granted an aggregated total of 17,090 and 25,167 shares of restricted stock, respectively, at the grant-date market price of $14.63 and $15.89, respectively.  This will result in an expense of $250,000 and $400,000, respectively, to be recognized ratably over the one-year restriction period.  In May 2011 a key employee was granted a total of 789 shares of restricted stock at $14.63 per share, resulting in an expense of $12,000 to be recognized ratably over the restriction period of five years.  In March 2011 and March 2010, several key employees were granted an aggregated total of 25,817 and 10,714 shares of restricted stock, respectively, at $12.67 and $15.89 per share, resulting in an expense of $327,000 and $170,000 to be recognized ratably over the restriction periods which are primarily five years.

At September 30, 2011, there were 217,687 shares of common stock covered by outstanding restricted stock and stock options and zero shares covered by outstanding stock warrants.  All of these were vested except for 71,480 shares of restricted stock.

10.	Income Taxes

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

The income tax expense in the accompanying condensed consolidated financial statements consist of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current tax expense (benefit)	$(185)	$754	$(539)	$2,931
Deferred tax expense	2,169	1,070	3,834	2,014
Total tax expense	$1,984	$1,824	$3,295	$4,945

Tax expense for the three and nine months ended September 30, 2011 reflects the impact of a $0.5 million decrease to the estimated state tax expense for 2010 identified in 2011 in connection with the preparation of the 2010 state income tax returns.  Current income tax expense (benefit) represents federal and state taxes based on income or a component thereof expected to be included in the tax returns for the years shown.  The current tax expense (benefit) in the three and nine months ended September 30, 2011 reflects, among other temporary timing differences, the benefit from the expensing for tax purposes new equipment additions allowed by a change in the tax law late in 2010.  The deferred income tax expense, based on temporary timing differences, is expected to be payable in the future years.

The income tax provisions for the nine months ended September 30, 2011 and 2010 differ from the amount using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2011		2010
	Amount	%	Amount	%
Tax expense at the federal statutory rate	$5,954	35.0%	$6,229	35.0%
State income tax expense (benefit), net of federal benefit	(402)	(2.4)	319	1.8
Taxes on subsidiaries' and joint ventures’ earnings attributable to noncontrolling ownership interests, which are liabilities of such owners	(2,100)	(12.2)	(1,003)	(5.6)
Tax benefit of Domestic Production Activities Deduction	--	--	(241)	(1.4)
Interest income not subject to federal tax	(249)	(1.5)	(309)	(1.7)
Other permanent differences	92	0.5	(50)	(0.3)
Income tax expense	$3,295	19.4%	$4,945	27.8%

Management has determined that the Company does not have any material uncertain tax positions.

11.	Net Income per Share Attributable to Sterling Common Stockholders

Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive stock options and warrants using the treasury stock method.  Diluted earnings per common share attributable to Sterling common stockholders excludes stock options which were outstanding during the three and nine months ended September 30, 2011 to purchase 16,507 and 16,507 shares, respectively, and stock options which were outstanding during the three and nine months ended September 30, 2010 to purchase 119,407 and 119,407 shares, respectively, as such impact was anti-dilutive.  During the three months ended September 30, 2011, stock options for 78,600 shares were forfeited.

  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Sterling common stockholders	$3,461	$3,496	$7,716	$9,715
Denominator:
Weighted average common shares outstanding — basic	16,386	16,199	16,444	16,135
Shares for dilutive stock options and warrants	55	350	114	413
Weighted average common shares outstanding and assume conversions— diluted	16,441	16,549	16,558	16,548
Basic net income per share attributable to Sterling common stockholders	$0.21	$0.22	$0.47	$0.60
Diluted net income per share attributable to Sterling common stockholders	$0.21	$0.21	$0.47	$0.59

12.	Subsequent Event

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank, which replaced a prior Revolver, and which was scheduled to mature on October 31, 2012.  In November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016.  Up to $50 million in borrowings are available under the amended Credit Facility with, under certain circumstances, an optional increase amount of $50 million.  Management believes that the Credit Facility, as amended, will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations at least through December 31, 2012.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors.  Although it is not possible to identify all of these factors, they include, among others, the following:

•
changes in general economic conditions, including the current economic downturn, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations, the noncompliance of which can result in penalties and /or termination of contracts as well as civil and criminal liability;

•	the current instability of financial institutions, which could cause losses on our cash and cash equivalents and short-term investments; and

•	adverse economic conditions in our markets in Texas, Utah, Nevada, Arizona and California.

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

Overview

We are a company that operates in one segment, heavy civil construction, through our subsidiaries which specialize in the building, reconstruction and repair of transportation and water infrastructure primarily in large and growing markets in Texas, Utah, Nevada, Arizona, California and other states in which we see opportunities. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail. Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregate operations primarily to public sector clients. We perform the majority of the work required by our contracts with our own crews and equipment.

Our business was founded in 1955 and has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This has involved adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets. It has also involved strategically expanding operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.

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

According to 2010 U.S. Census Bureau information, Texas, Utah, Nevada and Arizona each experienced significant population growth from 2005 to 2010 and over the long-term these states are expected to continue to experience population increases from 25.1 million, 2.8 million, 2.7 million, and 6.4 million people in 2010, respectively, to populations of over 33 million, 3 million, 4 million, and 10 million respectively, by 2030.

In 2007, the voters of the State of Texas approved $5.0 billion in bonds for highway construction to be repaid out of the State's general funds.  Construction awards in 2010 and 2011 were partially funded by $2 billion of proceeds from these bonds (“Prop 12 Bonds”).  In the 2011 legislative session, the Texas legislature approved the use of the remaining $3.0 billion of the Prop 12 Bonds for highway and bridge construction, rehabilitation and maintenance in the 2012-2013 budget.  The Texas Department of Transportation (“TXDOT”) is forecasting lettings of $2.6 billion for 2012 and $2.4 billion for 2013 before any appropriations from the Prop 12 Bonds which would increase the amount of lettings for 2012 and 2013.

The State of Utah has authorized $771 million for transportation capital projects in 2012 versus $1.2 billion for 2011.  Information we have received indicates that there will be a substantial reduction of highway and bridge construction projects in 2013 versus 2012.

The State of Nevada authorized a budget for the Nevada Department of Transportation (“NDOT”) expenditures (including highway construction and maintenance) of $821 million and $565 million for fiscal years 2012 and 2013, respectively, including economic stimulus funds for highways and bridges.

The Arizona Department of Transportation (“ADOT”) has forecasted expenditures for highway projects of $5.4 billion in total for the five year period from its fiscal year 2012 to fiscal year 2016, including $1.2 billion for its fiscal year 2012.

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

The City of Houston’s Capital Improvement Plan includes $719 million and $598 million in the fiscal years ending September 30, 2012 and 2013, respectively, for transportation and water infrastructure projects.

The City of San Antonio’s budget for streets and drainage construction is $313 million and $156 million for its fiscal years 2011 and 2012, respectively.

We also do work for the U.S. government, other states (including California, Louisiana, Montana and Idaho) and cities, counties and tollroad, business area redevelopment and regional water authorities, which have substantial water and transportation infrastructure spending budgets.

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

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, the federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects.  Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance to the states on an interim basis, most recently through March 31, 2012.  Continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2011, 2012 and beyond.  We had anticipated these matters would be resolved by now; however, they have not yet been resolved, and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

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

Results of Operations

Backlog at September 30, 2011

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects which are typically completed in 12 to 36 months.  At September 30, 2011, our backlog was $672 million as compared to $720 million as of June 30, 2011 and $575 million at September 30, 2010.  All of the contracts included in our backlog at September 30, 2011 have been officially awarded.  Historically, subsequent non-awards of contracts or finalization of contract price have not materially affected our backlog, results of operations or financial condition. Backlog at September 30, 2011, includes $19.4 million applicable to consolidated joint ventures where we have a controlling interest, which is the entire amount of such joint ventures’ backlog, and $143 million where we have a noncontrolling interest, which represents our proportionate share of such joint ventures’ backlog.  We were awarded or were the apparent low bidder on contracts of $55 million during the third quarter of 2011.  Backlog decreased during the three months ended September 30, 2011 as a result of fewer contract awards won in our Texas and Utah markets.  Backlog at September 30, 2011 includes $36 million attributable to two companies acquired during the three months ended September 30, 2011:  J. Banicki Construction, Inc. (“JBC”) and Myers & Sons Construction, L.P. (“Myers”).

Substantially all of the contracts in our backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010 (Amounts in thousands)

	Three Months ended September 30,			Nine Months ended September 30,
	2011	2010	% Change	2011	2010	% Change

Revenues	$159,427	$118,874	34.1%	$387,167	$321,896	20.3%
Gross profit	14,756	12,998	13.5	35,937	33,954	5.8
General and administrative expenses, net	(7,071)	(6,774)	4.4	(19,427)	(17,482)	11.1
Other income (loss)	76	(45)		226	(97)
Operating income	7,761	6,179	25.6	16,736	16,375	2.2
Gains (loss) on the sale of securities and other	212	80		(33)	1,044
Interest income	309	583		1,252	1,268
Interest expense	(357)	(297)		(945)	(891)
Income before taxes	7,925	6,545	21.1	17,010	17,796	(4.4)
Income tax expense	(1,984)	(1,824)	8.8	(3,295)	(4,945)	(33.4)
Net income	5,941	4,721	25.8	13,715	12,851	6.7
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(2,480)	(1,225)	102.4	(5,999)	(3,136)	91.3
Net income attributable to Sterling common stockholders	$3,461	$3,496	(1.0)	$7,716	$9,715	(20.6)
Gross margin	9.3%	10.9%		9.3%	10.5%
Operating margin	4.9%	5.2%		4.3%	5.1%

	Amount as of
	September 30, 2011	June 30, 2011	December 31, 2010
Contract Backlog, end of period	$672,000	$720,000	$660,000

Revenues

Revenues increased $40.6 million and $65.3 million for the three and nine months ended September 30, 2011, respectively, versus the comparable 2010 periods.  This increase was primarily due to increased activity levels in 2011 as a result of execution on contracts awarded in our Texas markets in 2010, increased revenues resulting from a higher level of activity on joint ventures in which we participate, primarily in Utah, and revenues earned in Arizona and California from the two acquisitions made on August 1, 2011.   Revenues for Nevada for the nine months ended September 30, 2011 declined from the prior year comparable period due to fewer construction contracts, and in Texas the increase in revenues between the periods was less than expected due to severe adverse weather conditions during the first quarter of 2011 and delays by the customer in starting two sizable contracts.

Gross Profit

At September 30, 2011, we had approximately 90 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The number of contracts-in-progress increased from approximately 65 as of June 30, 2011 primarily as a result of the acquisitions made in August 2011.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon which contracts are just commencing or are at a more advanced stage of completion.

While gross profit increased during the three and nine months ended September 30, 2011 versus gross profit for the comparable 2010 periods, gross margins decreased from 10.9% during the three months ended September 30, 2010 to 9.3% for the three months ended September 30, 2011, and for the nine month period, the gross margin decreased from 10.5% in 2010 to 9.3% in 2011.  Gross margins have been negatively impacted by the on-going competitive bidding pressures since 2008.  In addition, Texas margins were impacted by higher than anticipated job costs and lower than expected activity levels resulting in under absorption of indirect costs.  Results for jobs in our Nevada market were also impacted by the lower number of construction contracts.  These decreases were partially offset by higher margins on jobs in our Utah market.

Operating Income

Operating income increased $1.6 million during the third quarter of 2011 from operating income in the third quarter of 2010.  For the nine months ended September 30, 2011, operating income increased $0.4 million from the comparable 2010 period.  Both the 2011 third quarter and the nine months ended September 30, 2011 saw improvements in gross profit as discussed above as well as gains on sales of equipment versus losses in the prior periods.  These improvements were offset in part by an increase in general and administrative expenses due to acquisition and other legal costs as well as an increase in salaries, wages and related benefits primarily resulting from added positions.

Gain (Loss) on Sale of Securities and Other

In the third quarter of 2011, we had gains on the sales of securities and other income of $212,000 versus a gain of $80,000 in the third quarter of 2010. The nine months ended September 30, 2011 included a loss incurred during the first quarter related to the sale of our position in certain exchange traded fund (“ETF”) securities, the assets of which were a crude oil commodity pool.  The gains for the nine months ended September 30, 2010 were primarily related to gains on the ETF securities as well as improved returns from mutual fund investments.

Income Taxes

Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were 19.4% and 27.8%, respectively, and varied from the statutory rate primarily as a result of net income attributable to the noncontrolling interest owners which is taxed to those owners rather than Sterling.  In addition, the effective tax rate for the nine months ended September 30, 2011 declined from the effective rate for the comparable prior year period as the 2011 period includes a $0.5 million decrease to the estimated state tax expense for 2010 identified in 2011 in connection with the preparation of the 2010 state income tax returns.

Net Income Attributable to Noncontrolling Interests

The net income attributable to noncontrolling owners’ interests in earnings of subsidiaries and joint ventures increased because of an increase in earnings from those entities, primarily as a result of a higher level of activity.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$4,637	$37,431
Capital expenditures	(19,592)	(7,798)
Net purchases of short-term securities	(13,246)	(28,443)
Acquisitions and other investing activities	(2,981)	272
Financing activities	(1,609)	(42,792)

	Amount as of
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$16,650	$49,441
Working capital	$106,181	$107,278

Operating Activities

Significant non-cash items for the nine month periods included in operating activities are:

•	depreciation and amortization, which totaled $12.8 million in the 2011 period, an increase of $1.0 million from 2010 primarily as a result of equipment additions, and

•
deferred tax expense was $3.8 million in the 2011 period, versus deferred tax expense of $2.0 million in 2010; deferred tax expense in both periods is mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation.  The increase in deferred tax expense between the periods is due to the difference between accelerated tax depreciation over book depreciation in 2011 versus 2010, primarily due to recent tax law changes which allow the expensing for tax return purposes in 2011 of new equipment additions.

Besides net income of $13.7 million for the nine months ended September 30, 2011 and the non-cash items discussed above, other significant components of cash flows from operations were:

•
an increase in contracts receivable in 2011 of $16.1 million primarily because of higher activity levels resulting in higher billings at the end of September 30, 2011 versus December 31, 2010 for our operations in Texas, Utah and Nevada;

•
an increase in costs and estimated earnings in excess of billings on uncompleted projects along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, of $18.2 million because of an unusual amount of jobs starting near September 30, 2011 along with an increase in the volume of materials purchased on other existing jobs at September 30, 2011, which are not billable until future periods under the terms of the contract, as compared to December 2010.  Further, December 2010 was impacted by lower activity due to the holiday season;

•	trade payables increased by $9.0 million in the first nine months of 2011 primarily due higher activity levels; and

•	income tax receivable increased $1.4 million in 2011 as a result of anticipated refunds of federal income tax payments.

Investing Activities

Expenditures for the purchase of certain equipment and to expand office and shop facilities totaled $19.6 million in the first nine months of 2011 versus $7.8 million in the first nine months of 2010.  The increase in 2011 is consistent with management’s expectations that capital expenditures in 2011 will be higher than 2010 as a result of normal replacement of equipment, which replacement was deferred in 2009 and 2010; additional equipment required by a Utah joint venture project and a low bid on a large job in Texas; and shop and office facilities to be acquired by two of our offices in Texas.

During the nine months ended September 30, 2011 and 2010, the Company had net purchases of short-term securities of $13.2 million and $28.4 million, respectively.  The net purchases were funded by cash held at the beginning of the years as well as cash generated by operations.

On August 1, 2011 the Company used $8 million of existing cash and short-term investments to fund the acquisition of JBC, a heavy civil construction business operating in Arizona.  Additional purchase price of up to $5 million may be paid in connection with this acquisition subject to the achievement of certain earnings requirements during the period from 2011 through July 31, 2016.  Also on August 1, 2011, the Company acquired a 50% interest in Myers, a construction limited partnership located in California.  The Company paid a purchase price of $1.2 million which was funded by available cash of the Company.

Financing Activities

Cash used in financing activities of $1.6 million in the first nine months of 2011 primarily relates to net borrowings under our Credit Facility of $8.0 million and distributions to noncontrolling interest owners of $6.2 million.  Cash used in financing activities of $42.8 million in the first nine months of 2010 primarily reflects a reduction of $40.0 million in borrowings under our $75.0 million Credit Facility.

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

As of September 30, 2011, we had working capital of $106.2 million, a decrease of $1.1 million from December 31, 2010.  The decrease in working capital in the nine months ended September 30, 2011 was the result of the following (in thousands):

Net income	$13,715
Depreciation and amortization	12,775
Deferred tax expense	3,834
Capital expenditures	(19,592)
Distributions paid to noncontrolling interest owners	(6,185)
Treasury stock purchases	(3,592)
Reclassification of amounts payable to noncontrolling interest owner	1,054
Reclassification of obligation for put exercised by noncontrolling interest owner	(8,205)
Debt borrowings	8,000
Cash paid for acquired companies, net of working capital acquired	(5,352)
Other	2,451
Total decrease in working capital	$(1,097)

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $75.0 million Credit Facility with a bank syndicate for which Comerica Bank is a participant and agent.  The Credit Facility is secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital.  At September 30, 2011, there were $8 million of borrowings outstanding under the Credit Facility, and there were letters of credit of $1.8 million outstanding under the Credit Facility resulting in availability under the Credit Facility of $65.2 million.  To date we have not experienced any difficulty in borrowing under our Credit Facility or any material change in its terms, and the Company was in compliance with all covenants under the Credit Facility as of September 30, 2011.  In November 2011, we amended our Credit Facility to extend the maturity date to September 30, 2016.  Up to $50 million in borrowings are available under the amended Credit Facility with an optional increase amount of $50 million.

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

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into diesel futures contracts. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of September 30, 2011, we had diesel futures contracts for 1,182,000 gallons which fixed prices at an average of $3.13 per gallon.  This compares to the September 30, 2011 price for off-road ultra-low sulphur diesel published by Platts of $2.81.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2010 Form 10-K, we participate in various construction joint ventures in order to share expertise, risk and resources for certain large or highly complex projects.  The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners.  At September 30, 2011, there was approximately $647 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $143 million represented our proportionate share.  Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work.  As of September 30, 2011, we are not aware of situations that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liabilities under our contracts.

The only other off-balance sheet arrangements are related to the operating leases discussed in Note 9 and commitments and contingencies discussed in Note 13 to the consolidated financial statements included in the 2010 Form 10-K and Note 6 of the accompanying condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the nine months ended September 30, 2011 were $0.1 million.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at September 30, 2011:

			Price Per Gallon
Period	Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	Fair Value of Derivatives at September 30, 2011 (in thousands)
October 1, 2011 – December 31, 2011	October 1, 2011	December 31, 2011	$3.09 – 3.10	$3.09	392,000	$(118)
2012	January 1, 2012	December 31, 2012	3.02 – 3.34	3.17	520,000	(227)
2013	January 1, 2013	December 31, 2013	2.99 – 3.29	3.11	270,000	(114)
						$(459)

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Treasury Shares

During the third quarter of 2011, the Company purchased 147,000 shares of the Company’s Common Stock at a weighted average share price of $11.91 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (a) (In thousands)
July	15,000	$12.73	15,000	$7,968
August	132,000	11.82	132,000	6,408

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
32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Joseph P. Harper, Jr., Chief Financial Officer

10.1*#	Summary of the standard director compensation arrangements of Sterling Construction Company, Inc. adopted by the Board of Directors on August 3, 2011
10.2*
Consent and Second Amendment to Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of November 8, 2011

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.
**   Submitted electronically herewith.
#      Management contract or compensatory plan or arrangement.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:                 November 8, 2011                               By:    /s/ Patrick T. Manning
             Patrick T. Manning.
             Chairman and Chief Executive Officer

Date:                 November 8, 2011                               By:       /s/ Joseph P. Harper, Jr.
              Joseph P. Harper, Jr.
      Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2011
Exhibit Index

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

10.1*#	Summary of the standard director compensation arrangements of Sterling Construction Company, Inc. adopted by the Board of Directors on August 3, 2011
10.2*
Consent and Second Amendment to Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of November 8, 2011

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**        Submitted electronically herewith.
#          Management contract or compensatory plan or arrangement.

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