Form 10-K
period 2011-12-31
STERLING CONSTRUCTION CO INC
filed 2012-03-15
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended: December 31, 2011
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2011: $207,831,243.
At March 2, 2012, the registrant had 16,322,912 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2012 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc.

Annual Report on Form 10-K

PART I
Cautionary Comment Regarding Forward-Looking Statements

This Report includes statements that are, or may be considered to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "forecast," "future, " "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases to identify forward-looking statements in this Report.

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

•	our dependence on a limited number of significant customers;
•
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

•
the presence of competitors with greater financial resources or lower margin requirements than ours, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	the instability of certain financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in Item 1A. —Risk Factors.

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
Access to Company’s Filings.
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

The Securities and Exchange Commission (SEC).

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).  The SEC also maintains an Internet site at www.sec.gov on which you can obtain reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

Overview of the Company's Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: Texas Sterling Construction Co., a Delaware corporation, or "TSC"; Road and Highway Builders, LLC, a Nevada limited liability company, or "RHB"; Road and Highway Builders Inc., a Nevada corporation, or "RHB Inc."; Road and Highway Builders of California, Inc., a California corporation, or "RHB Ca"; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; and Myers & Sons Construction, L.P., a California limited partnership, or “Myers”.  The terms "Company", "Sterling", and "we" refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

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

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment and one reporting unit component: heavy civil infrastructure construction.  In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Sterling has grown its operations by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets.  It also involves strategically expanding operations, either by establishing a branch office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.  Sterling extended both its service profile and its geographic market reach with the 2009 acquisition of RLW, which has operations primarily in Utah, and the 2011 acquisitions of JBC and Myers with operations in Arizona and California, respectively.

Sterling operates primarily in Texas, Utah, Nevada, Arizona and California, states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.   Currently, the Company also has highway construction contracts in Hawaii, Montana and Louisiana.  From 2005 to 2010, the populations of Texas, Utah, Nevada, Arizona and California grew 10.2%, 15.8%, 14.8%, 9.1% and 3.5%, respectively, compared to approximately 4.5% for the national average.  While the near-term funding available to these markets is currently limited by current economic conditions, management anticipates that long-term population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

Recent Developments.

Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results.

The Company experienced a significant decline in earnings in 2011 as compared to 2010 and earlier years.  For 2011, the Company had an operating loss of $52.2 million, a loss before income taxes and earnings attributable to noncontrolling interest owners of $51.7 million, a net loss attributable to Sterling common stockholders of $35.9 million and a net loss per diluted share attributable to Sterling common stockholders of $2.24.  This loss included a pre-tax charge of $67.0 million related to the impairment of goodwill.  This impairment charge had an after-tax impact of $41.8 million or $2.55 per diluted share.  The impairment of goodwill arose when we made the determination that the adjusted fair value of the Company was less than the calculated book value.  Excluding the impact of this charge, for 2011 the Company had operating income of $14.8 million, income before income taxes and earnings attributable to noncontrolling interest owners of $15.3 million, net income attributable to Sterling common stockholders of $5.9 million and net income per diluted share attributable to Sterling common stockholders of $0.31.  In contrast, for 2010, the Company had operating income of $35.9 million, income before income taxes and earnings attributable to noncontrolling interest owners of $36.5 million, net income attributable to Sterling common stockholders of $19.1 million and net income per diluted share attributable to Sterling common stockholders of $1.13.  Although revenues for 2011 increased 9.0% to $501.2 million, our overall margins were adversely affected by production issues which affected a number of construction projects, primarily in the fourth quarter of 2011, and operating income declined by $21.1 million.  This decline was in part a result of revisions to estimated profitability on construction projects in 2011, both favorable and unfavorable, which resulted in a net pre-tax charge of $11.8 million.

The majority of our revenues and backlog is derived from fixed unit price contracts. Some of our revenues are derived from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. As discussed in “Item 1A. Risk Factors,” we realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or result in a loss, negatively affecting our cash flow, earnings and financial position.  While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which caused the net charge related to the revision in estimated revenues and gross profits in 2011 were:

•      onsite conditions that differed from those assumed in the original bid or contract;

•      delays caused by weather conditions;

•      contract or project modifications creating unanticipated costs not covered by change orders;

•      failure by our suppliers, subcontractors or customers to perform their obligations;

•      shortages in the availability of skilled workers in the geographic locations of certain projects, especially due to the rapid expansion of our business in certain markets;

•      delays in obtaining required governmental permits or approvals causing cost overruns on certain projects, including two large construction projects in Dallas where the construction start date was delayed significantly by the owner; and

•      delays in quickly identifying and taking measures to address issues which arose during production.

 In view of the significant revisions to estimated gross profits on contracts identified in the fourth quarter of 2011, management undertook a thorough review and determined that some of these revisions related to prior periods, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in those prior periods had the changes been made in the appropriate period.  Management also determined that the procedures performed by operating personnel to make periodic revisions in estimates, and the reviews of those estimates by operations management, were not adequate or timely enough in some instances to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.  Management has determined that this deficiency in our internal controls is such that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis and, therefore, constitutes a material weakness as of December 31, 2011.

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, management believes that there are internal changes that we can make in order to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment.  We are undertaking changes in the following areas:
•      changing roles and responsibilities to improve functional support and controls;

•      developing management tools designed to improve the estimating process and increase the oversight of that process;

•      implementing processes designed to better identify, evaluate and quantify risks for individual projects;

•      improving the methodologies for allocating overhead, indirect costs and equipment costs to individual projects; and

•      improving the timeliness and content of reporting available to operations management.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.  The SAFETEA-LU bill expired on September 30, 2009, and the federal government has been extending financial assistance to the states on an interim basis, most recently through March 31, 2012.  However, the federal government has not enacted a long-term, multi-year highway bill with adequate funding to enable the states to know that funding will be sufficient for the states to award large, two to four-year highway and bridge construction contracts.  We are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.  The failure to enact a long-term, multi-year highway bill with adequate funding has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects.

While we expect that implementation of the internal changes discussed above will improve profitability in the future, we do not expect to see a substantial impact on our 2012 results.  In addition, the continuing failure of the federal government to enact a long-term multi-year highway bill with adequate funding is expected to adversely affect infrastructure capital expenditures in all our markets in 2012, and we expect continued pressure on our gross margins on new contract awards until this situation is alleviated.  Projects in our backlog generally take 12 to 36 months to complete, and we currently estimate that $592 million of our $741 million in backlog at December 31, 2011 will be constructed in 2012.  Based on our current estimates, the gross margin in our backlog for 2012 is lower than the gross margin of 8.0% realized in 2011, partly as a result of the operational issues in 2011 which resulted in the downward revisions of estimated gross profits on a number of construction projects that were in progress at December 31, 2011 and partly as a result of competitive bidding pressures when the contracts were added to backlog.

We expect that revenues will increase more than 25% from 2011 to 2012 as a result of the higher backlog at the end of 2011 as compared to 2010, the impact of a full year of operations for JBC and Myers, both of which were acquired in August 2011, and contract awards of $144 million from January 1, 2012 through March 12, 2012.  However, based on estimated gross margins in our current backlog, we expect our overall gross margins for 2012 to be lower than the 8.0% reported for 2011.  In addition, we anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for 2012 will be below the $5.9 million and $0.31 per share reported for 2011 (after excluding the $41.8 million and $2.55 per share impact of the goodwill impairment).

Senior Management Team.

On February 17, 2012, the Company announced that the Board of Directors had decided to separate the roles of Chairman and Chief Executive Officer and had launched a search for a new CEO. The search is being overseen by an ad hoc search committee of independent directors headed by Sterling’s Lead Director, Maarten Hemsley using an international executive search firm.  Sterling’s current Chairman and CEO, Patrick T. Manning, will continue to serve in his dual roles throughout the recruitment process until the new CEO is elected, and thereafter will remain Chairman, pursuant to the terms of his employment agreement which runs through 2013. The Company also announced that its President and Chief Operating Officer, Joseph P. Harper, Sr., will retire when his current employment agreement expires at the end of 2012, but will remain a director. A decision about Mr. Harper's successor as President and COO will be made after the election of a new CEO. These changes reflect the culmination of a succession planning process that was undertaken by the Board of Directors and senior management as the Company’s CEO and COO neared retirement age.

Acquisitions.

On August 1, 2011, RLW purchased all of the outstanding shares of capital stock of JBC, a heavy civil construction business located in Tempe, Arizona, that builds roads and highways in Arizona, primarily for municipalities.  This acquisition expanded the geographic footprint of the Company into Arizona, and enables the Company to benefit from JBC’s capabilities in structural concrete utilities and paving as well as in performing “construction-manager-at–risk” type contracts. RLW paid an initial purchase price for JBC of $7.6 million (net of a receivable from the seller determined subsequent to the acquisition date) which was funded by available cash and short-term investments of RLW and the Company.  The purchase agreement provides for additional consideration of up to $5 million to be paid over a five-year period.  The additional consideration is in the form of an earn-out which is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) of JBC exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ending July 31, 2016. The results for JBC since the date of our acquisition have been included in our 2011 consolidated results.

On August 1, 2011, the Company purchased a 50% limited partnership interest in Myers, a construction limited partnership located in California in order to expand the geographic scope of the Company’s operations into California and to benefit from Myers’ expertise in constructing specialty bridges and other types of structures in California.  The Company paid a purchase price of $1.2 million, which was funded by available cash of the Company.  The terms of the purchase include a buy-back option on August 1, 2016 and again on August 1, 2019 under which certain of the sellers have the option to repurchase the Company’s 50% limited partnership interests for an amount equal to 50% of 4.5 times the limited partnership’s average annual trailing twenty-four months EBITDA.  The results for Myers since the date of our acquisition have been included in our 2011 consolidated results.

Our Business Strategy.

Key features of our business strategy include:

•
Continue to add construction capabilities:  by adding capabilities that augment our core contracting and construction competencies, we are able to improve gross margin opportunities, and more effectively compete for contracts that might not otherwise be available to us.

•
Expand into new markets and selectively pursue opportunities and strategic acquisitions:  we will continue to seek to identify attractive new markets and opportunities in select western, southwestern and southeastern U.S. areas. We will also continue to assess opportunities to extend our service capabilities and expand our markets through acquisitions.

•
Apply core competencies across our markets:  we will seek to capitalize on opportunities to export our Texas experience constructing water infrastructure projects and our Nevada earthmoving, aggregates and asphalt paving experience into Utah markets. Similarly, we believe that RLW’s experience with design-build, construction manager and general contractor (“CM/GC”) and other alternative project delivery methods in Utah, and its development of accelerated bridge construction (“ABC”) techniques can enhance opportunities for us in our Texas, California, Arizona and Nevada markets.

•
Increase our market leadership in our core markets:  we have a strong presence in a number of markets in Texas, Utah and Nevada and intend to expand our presence in these states as well as Arizona, California, Hawaii and other states where we believe opportunities exist.

•
Position our business for future infrastructure spending:  currently there are considerable uncertainties surrounding federal, state and local funding in our markets; however, we believe there is awareness of the need to build, reconstruct and repair our country’s infrastructure, including transportation infrastructure, such as bridges, highways, and mass transit systems and water infrastructure, such as water, wastewater and storm drainage systems.  We will continue to build our expertise to capture this infrastructure spending.

•
Continue to attract, retain and develop our employees:  we believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets.

We operate in the heavy civil construction segment, specializing in transportation and water infrastructure projects, which we pursue in Texas, Utah, Nevada, Arizona, California, Hawaii and other states where we see opportunities. Currently, we also have projects in Montana and Louisiana.

According to 2010 U.S. Census Bureau information, Texas is the second largest state in population in the U.S., with 25.1 million people and a population growth of 10.2% from 2005 to 2010, over twice the 4.5% growth rate for the U.S. as a whole over the same period. Three of the 10 largest cities in the U.S. are located in Texas, and we have offices serving the areas in which each of them is located. Utah, with a population of 2.8 million in 2010, was the fastest growing state from 2005 to 2010, with an increase of 15.8%. Nevada’s population expanded 14.8% from 2.4 million to 2.7 million people in 2010. Arizona’s population grew from 5.9 million in 2005 to 6.4 million in 2010, an increase of 9.1%.  California, the largest state in population in the U.S., had 37 million people in 2010, which is an increase of 3.5% since 2005.  Texas, Utah, Nevada, Arizona and California are projected by the U.S. Census Bureau to have populations of over 33 million, 3 million, 4 million, 10 million and 46 million, respectively, by 2030.

Demand for transportation and water infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on federal, state and local governmental resources, budgets and authorizations.  Some large projects may also be funded and managed through public/private partnerships.

We bid projects that fit our expertise, capacity and current criteria for potential revenues and gross margins.  In making the determination whether to bid on a particular project, we give consideration to availability of equipment and work crews, our experience and expertise in view of the degree of difficulty in the project, the amount of subcontracting and materials needed and project competition.

Various factors described in this report have adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects.  See “Recent Developments ― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” above for further discuss of the impact on our financial results.

We do expect that our markets will ultimately recover from the conditions described above and that our backlog, revenues and income will return to levels more consistent with historical levels; however, we cannot predict the timing of such a return to historical normalcy in our markets.  We believe that the Company is in sound financial condition and has the resources necessary to weather current market conditions and to continue to compete successfully.

State Highway Markets.

Our highway and related bridge work is generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.The SAFETEA-LU bill expired on September 30, 2009, and the federal government has been extending financial assistance to the states on an interim basis, most recently through March 31, 2012.  However, the federal government has not enacted a long-term, multi-year bill with adequate funding to enable the states to know that funding will be sufficient for the states to award large, two to four-year highway and bridge construction contracts.  We are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.

The U.S. Department of Transportation (“U.S.DOT”) had actual appropriations of $41.8 billion for federal highway financial assistance to the states for 2011, has authority to spend $41.5 billion in 2012 and has requested authority to spend $42.6 billion in 2013 for highways and bridges. Spending for 2013 is subject to appropriations by the federal government.

In January 2009, the 2030 Committee, appointed by the Texas Department of Transportation (“TxDOT”) at the request of the Governor of the State of Texas, submitted its draft report of the transportation needs of Texas, which at that time had over 193,000 lane-miles and 50,000 bridges in its state highway system.  The report stated that “With [the] population increase expected by 2030, transportation modes, costs and congestion are considered a possible roadblock to Texas’s projected growth and prosperity.”  The report further indicated that Texas needs to spend approximately $315.0 billion (in 2008 dollars) for the period 2009 through 2030 to prevent worsening congestion and maintain economic competitiveness on its urban highways and roads, improve congestion/safety and partial connectivity on its rural highways, and to replace bridges.

In 2007, the voters of the State of Texas approved $5.0 billion of bonds for highway construction (“Prop 12 Bonds”) to be repaid out of the State's general funds. The transportation construction expenditures for 2010 and 2011 were partially funded by $2 billion of proceeds from the Prop 12 Bonds, and the budget for the biennium 2012-2013 includes the remaining $3.0 billion of proceeds from the Prop 12 Bonds.

TxDOT contract awards (“lettings”) for transportation construction projects are estimated to be $4.2 billion in 2012 and $4.1 billion in 2013, including a statewide and local portion of the Prop 12 Bonds discussed above.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities; however, such spending could be limited due to federal, state and local funding limitations.

Spending for highway and bridge construction in Utah was $1.3 billion in 2011, and $700.9 million has been authorized for 2012. A detail of the make-up of capital spending for 2013 has not been released; however the Utah Governor’s recommendation for total capital spending in 2013 is approximately $911 million compared with $1.4 billion recommended for 2012.

Nevada’s budget for construction of roadways and facilities is $377 million in 2012 and $369 million in 2013 compared with expenditures of between $300 million and $400 million in each of the 2010 and 2011fiscal years.

Arizona’s expenditures for transportation construction were $326 million in 2011, appropriations are $326 million in 2012 and a budget of $332 million has been requested for 2013.

California’s transportation capital outlays and local assistance were $5.0 billion in 2011, while such expenditures are estimated to be $10.2 billion in 2012 and $6.2 billion in 2013.  A substantial portion of the decrease between 2012 and 2013 is due to a reduction in expected Federal Trust highway funds.

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

Our Customers.

We are headquartered in Houston, and we serve the major markets in Texas (including Houston, San Antonio, Austin and Dallas/Fort Worth).  Our Texas subsidiary is also currently performing work in Baton Rouge, Louisiana.  We expanded our operations by acquisitions in Utah in 2009, Nevada in 2007 and Arizona and California in 2011.

Although we occasionally undertake contracts for private customers, the vast majority of our revenues are attributable to work for public sector customers.  In  Texas, our customers include TxDOT, Texas county and municipal public works departments, the Metropolitan Transit Authority of Harris County, Texas (“Metro”), the Harris County Toll Road Authority, North Texas Tollway Authority (“NTTA”), regional transit and water authorities, port authorities, school districts, municipal utility districts and the U.S. Corps of Engineers. In Utah, our public sector customers include the Utah Department of Transportation (“UDOT”) and the Utah Transit Authority. In Nevada, our primary public sector customer is the Nevada Department of Transportation (“NDOT”).  In addition, RHB is currently performing two projects in Hawaii.  In Arizona, our principal customers are the Arizona Department of Transportation (“ADOT”) and municipal airport authorities. In California, our principal customer is the California Department of Transportation (“Caltrans”).  In 2011, state highway and related bridge work accounted for 65% of our consolidated revenues, compared with 68% in 2010 and 2009.

In 2011, contracts with UDOT and TxDOT represented 28.8% and 15.1% of our consolidated revenues, respectively.  The majority of the services provided to these customers are pursuant to contracts awarded through competitive bidding processes.

In 2011, our municipal customers in Texas included the City of San Antonio (3.1% of our 2011 revenues), City of Corpus Christi (2.9% of our 2011 revenues), and City of Austin (2.5% of our 2011 revenues).

In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston, Texas, and in Salt Lake City, Utah. We anticipate that expenditures in the cities of Houston and San Antonio for road, rail and water infrastructure projects will continue to increase due to steady gains in population in these metropolitan areas as a result of the immigration of new residents and the annexation of surrounding communities and due to continuing programs in these metropolitan areas to expand storm water and flood control systems and water delivery systems. We believe that similar municipal civil construction opportunities are available in other municipalities in our major markets.  We provide services to our municipal customers principally pursuant to contracts awarded through competitive bidding processes.

Competition.

Our competitors include companies that we bid against for construction contracts and compete against for short listings, mandates and joint ventures. We have many competitors of different sizes in all of the markets that we serve, and they include large international, national and regional construction companies as well as many smaller contractors. Historically, the construction business has not typically required large amounts of capital for smaller contracts, which can result in relative ease of market entry for companies possessing acceptable qualifications.

Factors influencing our competitiveness include price, our reputation for quality, our innovativeness, our equipment fleet, our work crews, our financial strength, our bonding capacity and prequalification criteria, our knowledge of local markets and conditions, our project management and estimating abilities, our customer relationships, our marketing abilities, our ability to enter into strategic relationships with other contractors and our ability to perform many aspects of each project. Although some of our competitors are larger than we are and may possess greater resources or provide more vertically-integrated services, we believe that we are well-positioned to compete in the markets in which we operate on the basis of the foregoing factors.

We are unable to determine the size of most of our competitors because they are privately owned, but we believe that we are one of the larger participants in each of our Texas, Utah and Nevada markets and one of the largest contractors in Houston and San Antonio engaged in municipal heavy civil construction work. We believe that being a municipal civil market contractor provides us with several advantages in the Houston and San Antonio markets, including greater flexibility to manage our backlog in order to schedule and deploy our workforce and equipment resources more efficiently; more cost-effective purchasing of materials, insurance and bonds; the ability to provide a broader range of services than otherwise would be provided through subcontractors; and the availability of substantially more capital and resources to dedicate to each of our contracts. Because we own and maintain most of the equipment required for our contracts and have the key experienced workforce to handle many types of heavy civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects.

In Utah, we have been competitive, in part, because of successful marketing efforts, design-build and CM/GC capabilities and development of innovative methods for completing projects. Competition for design-build projects is not totally focused on cost factors but is also significantly dependent on successful marketing efforts, reputation, quality of designs and aesthetics. We believe that we were one of the first construction companies to utilize ABC technology to build bridges offsite, move them to their location, and complete their installation in a very short period of time in order to minimize mobility disruptions. In Nevada, we believe that we are a leading asphalt paving contractor on suburban and rural highway projects.

RLW has successfully employed the ABC method on 24 bridge installations since 2008.  This is an innovative technology being implemented by many of the departments of transportation in the U.S. today which dramatically decreases bridge installation durations by a factor of months, thereby significantly reducing traffic delays and commuter fuel costs.  UDOT is working to adopt ABC as a standard for many future bridge reconstruction projects.

Using ABC, bridge structures are completely prefabricated off-site on temporary abutments and then transported to the installation site via Self-Propelled Modular Transporters (“SPMTs”).  For example, in a typical ABC bridge installation, a three to six-million pound bridge is prefabricated completely off-site without any traffic delays.  The SPMTs pick up, rotate and transport, at a rate of one mile per hour, the new bridge from the staging area to the installation site and position it on top of new pre-fabricated bridge abutments with usually less than an inch tolerance on each side of the bridge. The old bridge demolition and new bridge installation is performed within 24 to 48 hours, generally over a weekend, so that the freeway can reopen for Monday morning rush-hour traffic.

In the state highway markets, most of our competitors are large international, national and regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water. However those competitors, particularly in Texas, often have the disadvantage of having to use a temporary, local workforce to complete each of their state highway contracts. In contrast, we have a permanent workforce that performs our state highway contracts in Texas; however, we do rely on a temporary, unionized workforce for performance of a portion of our state highway contracts in Nevada, California, Arizona and Hawaii and on some seasonal workers in Utah and Montana.

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

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their backlogs.

•	The entrance of new competitors from other states.

These factors have limited our ability to increase our backlog through successful bids for new projects and have compressed the profitability on many new projects where we submitted successful bids.  While we have been more aggressive in bidding for some projects, we have not bid at prices where we anticipated we would incur loss margins in order to obtain new backlog.  Nevertheless, in some instances we determined subsequent to the award that a job would most likely have a loss margin. Consistent with our policy, these losses are recorded when they become known.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, the federal government has been extending financial assistance to the states on an interim basis, most recently through March 31, 2012, and continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2012 and beyond.  We are unable to predict when or on what terms the federal government might enact long-term infrastructure funding legislation.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

Further, the nationwide decline in home sales, the increase in foreclosures and the prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.  Expenditures by municipalities may also be limited due to federal, state and local funding limitations in the current economic environment.

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects. See “Recent Developments ― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” above for further discuss of the impact on our financial results.

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

Backlog.

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2011, our backlog of $741 million included approximately $125 million of expected revenues for which the contracts had not yet been officially awarded. Historically, very few contracts that we have added to backlog have not subsequently been awarded and these have not materially affected our results of operations or financial condition.  From January 1, 2012 through March 12, 2012, we were low bidder on a state highway project in Arizona totaling $71.4 million and other jobs totaling $72.9 million which will be included in our contract backlog during the first quarter of 2012.

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

Design-build is increasingly being used by public entities as a method of project delivery. Unlike traditional projects where the owner first hires a design firm or designs a project itself and then puts the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. The owner selects a builder who hires the design team as required and construction typically starts before the design is complete. This project delivery method is typically undertaken through either fixed unit price contracts or lump sum contracts, and price is not the only determining factor used by the owner when selecting a particular contractor.

Construction management is a newer method of delivering a project whereby a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. The owner of the project typically hires the contractor as a construction manager early in the design phase of the project. The construction manager works with the design team to help ensure that the design is something that can in fact be built within the owner’s desired cost and other parameters and that the ultimate construction contractor will be able to understand the design drawings and specifications. There are two basic types of construction management: construction manager as advisor and construction manager at risk. In the construction manager as advisor type of arrangement, the construction manager acts as a technical consultant to the owner of the project and has no legal responsibility for the performance of the actual construction work. In the construction manager at risk type of arrangement, the construction manager becomes the prime contractor during the construction phase and makes a determination as to which portions of the work will be self-performed and which will be performed through subcontracts. In either type of construction management process, portions of a project are often submitted for bid during the course of the construction manager relationship, with the construction manager bidding, and oftentimes having the first right to bid, on portions of the project.

Contracts.

Types of Contracts.

We provide our services primarily by using traditional general contracting arrangements, including fixed-unit price contracts, lump sum contracts and cost-plus contracts.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete the contract for a fixed price per unit. These contracts are generally subject to negotiated change orders, frequently due to differences in site conditions from those initially anticipated or asserted by the customer. Some fixed unit price contracts provide for penalties, if the contract is not completed on time, or incentives, if it is completed ahead of schedule.

Under a lump sum contract, the contractor typically agrees to deliver a completed project in accordance with the contract’s requirements for a specific price, and the customer agrees to pay the price according to a negotiated payment schedule. In developing a lump sum bid, the contractor estimates the costs of labor, subcontracts and materials and adds an amount for overhead and profit. The amount of the profit included in the bid is based on the contractor’s assessment of risk and other factors such as availability of resources. If the actual costs of labor, subcontracts, materials and overhead are higher than the contractor’s estimate, the profit will be reduced or become a loss; if the actual costs are lower, the contractor may earn more profit.

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

As a condition to pursuing some contracts, we are required to complete a prequalification process with the applicable agency or customer. Some customers, such as TxDOT, NDOT and UDOT, require yearly prequalification, and some other customers have experience requirements specific to the contract. The prequalification process generally limits bidders to those companies with the operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor availability and performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, our original bids for some contracts are based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors is more favorable than the assumptions in our bid, contract profitability can improve. Design-build projects carry additional risks such as design error risk and the risk associated with estimating quantities and prices before the project design is completed. Design errors may result in higher than anticipated construction costs and additional liability to the contract owner. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.  Generally, gross margins included in bids on design-build contracts are higher than for other types of contracts due to the higher risks involved.

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

Although the factors described above are relevant in determining the appropriate amount to bid, the contracting process is managed differently if the project is to be performed on a design-build basis or a CM/GC basis. For design-build projects, we assemble a team that may include project managers, engineers, quality managers and surveyors, to learn about a project that we have identified as one on which we may desire to bid. For some projects, pre-qualification for the project is required where each contractor and/or contracting team prepares a description of financial strengths, past experience on similar types of projects, safety record and the persons who will be on the project management and design team, after which, the customer will usually announce a short list of three to five contractors to respond to a request for proposal, generally within three months. Utilizing the limited design specifications provided by the customer, we generally meet weekly over a two to three month period with design engineers to generate a bid containing quantities, prices, timing and a description of our approach for completing the project. The customer then reviews the bids and selects the one that has the best value, and considers factors such as contractor qualifications, the time estimated to complete the project and the price bid.

For our CM/GC projects, the customer typically sends out a request for proposal to general contractors for a project. The customer scores each contractor that submits a bid based on the unit prices submitted for five to twenty items that comprise approximately 10% to 20% of the project design, the profit margin proposed, the experience of the contractor for similar types of projects, the contractor’s approach to completing the specific project and whether the contractor understands the CM/GC process. A committee reviews each bid and determines the best value winner to be the general contractor. If we are the winning general contractor, we work with the customer and the engineer to design the project. As various phases of the project are designed, we usually submit bids to construct phases of the project for which we are qualified. In some situations, we also solicit bids from other construction contractors.  If we are the lower bidder, we are awarded a contract for that phase.  In other situations, if our bid is close to the cost estimates determined by the customer and the engineer, then we will generally be awarded the contract for a particular phase; otherwise, the customer negotiates with us on an appropriate contract price; and if those negotiations are not successful, then the customer can terminate our contract.

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

During the construction phase of a contract, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the contract schedule, and periodically prepare an updated estimate of total forecasted revenue, cost and expected profit for the contract.  See, however, “Recent Developments―Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” above for a discussion concerning our determination that during 2011, these updates and reviews were not adequate and/or timely for some of our construction projects.

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

Joint venture contracts with project owners typically impose joint and several liability on the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

Insurance and Bonding.

All of our buildings and equipment are covered by insurance, at levels which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, workers’ compensation insurance and auto insurance all in amounts consistent with our risk of loss and industry practice.

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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws.  While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.  That tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Employees.

As of December 31, 2011, the Company had approximately 1,606 employees, including approximately 32 project managers and 68 superintendents. Of such employees, approximately 19 are headquarters’ personnel located in Houston, with most of the others being field personnel. At December 31, 2011, 117 of our employees were union members in Nevada and California, and these union employees are represented by 8 unions.

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

The majority of our revenues and backlog are derived from fixed unit price contracts. Some of our revenues are derived from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our cash flow, earnings and financial position.

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

•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;
•	availability and skill level of workers in the geographic location of a project;
•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;
•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or customers or our own personnel;
•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations;
•	delays in quickly identifying and taking measures to address issues which arise during production; and
•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part.

Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, public sector customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.

We may be unable to sustain our historical revenue growth rate and maintain our profitability.

Our revenue has grown rapidly in recent years, in part through acquisitions that expanded our geographical footprint. We may be unable to sustain these recent revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses.  See “Recent Developments ― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” above for further discuss of the impact on our financial results.

Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. The nationwide decline in home sales, the increase in foreclosures and a prolonged recession have resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us. We are reliant upon contracts with state transportation departments for a significant portion of our revenues.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected. In addition, the federal government has not renewed the five-year SAFETEA-LU bill, which provided states with substantial funding for transportation infrastructure projects. Since the SAFETEA-LU bill expired on September 30, 2009, the federal government has been extending financial assistance on an interim basis, most recently through March 31, 2012.   Continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2012 and beyond.  We had anticipated these matters would be resolved by now; however, they have not yet been resolved, and we are unable to predict when or on what terms the federal government might renew the SAFETEA-LU bill or enact other similar legislation.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on some public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing. Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins and, in some cases at bid levels below our break-even pricing, in order to replenish their backlogs. These conditions have increased competition and created downward pressure on bid prices in our markets. These and other factors have limited our ability to increase our backlog through successful bids for new projects and have limited the profitability of new projects that we do obtain through successful bids. These adverse competitive trends may continue or worsen.

We operate in Texas, Utah, Nevada, Arizona, California and to a lesser extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. The stagnant or depressed economy, to varying degrees, in Texas, Utah, Nevada, Arizona and California have adversely affected, and could continue to adversely effect, our business and results of operations.

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

Our growth strategy involves a number of risks.

While for a number of years we have pursued revenue and profit growth through the acquisition of companies and assets that enabled us to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and enhance our ability to bid on larger contracts, we may be unable or unwilling to continue to implement this strategy if we cannot reach agreements for potential acquisitions on acceptable terms or for other reasons. Risks related to growth, including growth through acquisitions, include:

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

Future growth, including growth through acquisitions, may require us to obtain additional equity or debt financing, as well as additional surety bonding capacity, which may not be available on terms acceptable to us or at all. Moreover, to the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

In the past, a majority of the contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build, CM/GC and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding contracts, in addition to cost. Within our markets, we compete with many international, national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some may have greater financial and other resources than we do. In addition, there are a number of international and national companies in our industry that are larger than we are and that, if they so desire, could establish a presence in our markets and compete with us for contracts.

In some markets where residential and commercial projects have significantly diminished, the bidding environment in our markets has been much more competitive as construction companies that lack available work in those markets have begun bidding on projects in our markets, sometimes at bid levels below our break-even pricing. In addition, traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, and in some cases at below our break-even pricing, in order to replenish their backlogs. As a result, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer.

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

We rely on third-party subcontractors to perform some of the work on many of our contracts. We generally do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid, except in some instances for trucking arrangements. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts, except in Nevada where we source and produce some of the aggregates we use from quarries in which we have mining rights. We do not own or operate any quarries in Texas, Utah, Arizona or California. We normally do not bid on contracts unless we have commitments from suppliers for the materials and subcontractors for certain of the services required to complete the contract and at prices that we have included in our bid, except for some construction projects in Nevada where we use aggregates from  quarries in which we have mining rights. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and subcontractors for certain of the services, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials/services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

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

Most of our contracts are with public sector customers and can be terminated at their discretion. If a customer cancels, suspends, delays or reduces a contract, we may be reimbursed for certain costs incurred but typically will not be able to bill the total amount that had been reflected in our backlog. Cancellation of one or more contracts that constitute a large percentage of our backlog, and our inability to find a substitute contract, would have a material adverse effect on our business, results of operations and financial condition.

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

In Nevada, California and Hawaii, a substantial number of our equipment operators and laborers are unionized. Any work stoppage or other labor dispute involving our unionized workforce, or inability to renew contracts with the unions, could have a material adverse effect on our operations and operating results.

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

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to hurricanes along the U.S. Gulf of Mexico coastal areas can result in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat can prevent us from performing certain types of operations.  During the late fall to early spring months of each year, our work on construction projects in Nevada and Utah may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

In connection with acquisitions, certain counterparties to joint venture arrangements, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint venture arrangements or not enter into new arrangements. Any termination of a joint venture arrangement could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2011, approximately 28.8% of our revenue was generated from UDOT and approximately 15.1% was generated by TxDOT.  Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are NTTA, Caltrans, Central Texas Regional Mobility Authority, UDOT  and TxDOT which comprised 20.4%, 18.0%, 11.2%, 9.9% and 9.8% of our backlog at December 31, 2011, respectively. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

A significant portion of our contracts is built with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

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

Our workers are subject to the usual hazards associated with providing construction and related services on construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits; application of percentage-of-completion accounting and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; impairment of long-term assets; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and stock-based compensation. Our actual results could differ from, and could require adjustments to, those estimates.

In particular, as is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue and total cost estimates are reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

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

We are subject to financial and other covenants under our credit facility that could limit our flexibility in managing our business.

We have a credit facility that restricts us from engaging in certain activities, including our ability (subject to certain exceptions) to:

•	make distributions, pay dividends and buy back shares;
•	incur liens or encumbrances;
•	incur other indebtedness;
•	guarantee obligations;
•	dispose of a material portion of assets;
•	engage in a merger with a third party; and
•	make acquisitions.

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

We had approximately $54.1 million of goodwill recorded on our consolidated balance sheet at December 31, 2011. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock.  If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual review of our goodwill and intangible assets to determine if they have become impaired, which would require us to write down the impaired portion of these assets.  On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing.  In 2011, our annual review indicated that goodwill was impaired, and as a result we recorded a charge of $67.0 million representing approximately 55% of the $121 million of recorded goodwill prior to the write down.  As a result, the Company incurred a significant loss for 2011 and equity declined by $41.8 million.  If we were required to write down all or a significant part of our goodwill in future periods, our net earnings and equity could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We own our headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land and a newly constructed office in San Antonio as well as land in Dallas on which we are constructing offices and repair facilities. Pending completion of this office, we have leased nearby facilities in Dallas.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and repair facilities in West Jordan City, Utah from entities owned primarily by the noncontrolling interest owners of RLW – see Note 2 (references to “Note” or “Notes” are to the Notes to Consolidated Financial Statements for the year ended December 31, 2011, included in this document).

For our Nevada operations, we lease office space in Sparks, Nevada, and own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at a quarry in Carson City, Nevada. Unlike in Texas and Utah where we acquire aggregates from third-party suppliers, in Nevada we generally source and produce our own aggregates, either from the Carson City leased quarry or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

For our Arizona operations, we lease office space in Tempe, and for our California operations, we lease office space in Sacramento.

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

Item 4.  Mine Safety Disclosures.

We have rights in an aggregates mine.  With respect to this mine, there are no matters which are required to be disclosed under this item.

Executive Officers of the Registrant

(At March 1, 2012)

The following is a list of the Company's executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Patrick T. Manning (1)	66	Chairman & Chief Executive Officer	2001
Joseph P. Harper, Sr. (1)	66	President & Chief Operating Officer, Treasurer	2001
Elizabeth D. Brumley	53	Executive Vice President, Chief Financial and Accounting Officer, Controller	2011
Anthony F. Colombo	51	Executive Vice President — Operations	2010
Brian R. Manning	45	Executive Vice President & Chief Business Development Officer	2010
Roger M. Barzun	70	Senior Vice President & General Counsel, Secretary	2006
(1) Member of the Board of Directors.

Each executive officer is elected by the Board of Directors and, subject to the terms of his employment agreement with the Company, holds office for such term as the Board of Directors may prescribe or until his death, disqualification, resignation or removal.

Messrs. Patrick T. Manning and Joseph P. Harper, Sr. have been executive officers of the Company for more than the last five years.

Ms. Brumley was elected Chief Accounting Officer & Controller effective March 17, 2011 and Executive Vice President & Chief Financial Officer effective November 28, 2011.  Prior to joining the Company, from November, 2005 through June, 2010, she was with Bristow Group Inc. serving in various roles, the most recent of which was as the Company’s Vice President-Finance and Chief Financial Officer.  Bristow Group Inc. is listed on the New York Stock Exchange and is a leading global provider of helicopter services to the worldwide offshore energy industry.  Prior to that, she held controller and accounting positions with several Houston-based corporations.  Ms. Brumley is a certified public accountant.

Messrs. Anthony F. Colombo and Brian R. Manning have been officers of the Company's Texas Sterling Construction Co. subsidiary for more than the last five years.  Mr. Manning was elected Vice President Business Development of the Company in March 2006.  Messrs. Colombo and Manning were elected to their current positions on September 1, 2010.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other corporations from time to time on a part-time basis.  He is a member of the bar of New York and Massachusetts.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Select Market ("NGS").  The table below shows the market high and low closing sales prices of the common stock for 2010 and 2011 by quarter.

	High	Low
Year Ended December 31, 2010
First Quarter	$21.15	$15.67
Second Quarter	17.94	12.94
Third Quarter	13.58	10.62
Fourth Quarter	14.08	11.92
Year Ended December 31, 2011
First Quarter	$16.89	$12.42
Second Quarter	16.85	12.25
Third Quarter	14.27	10.70
Fourth Quarter	13.11	10.05

On February 29, 2012, there were 1,120 holders of record of our common stock.

Dividend Policy.

We have never paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends.  Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company's financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company's Credit Facility), business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information.

Certain information about the Company's equity compensation plans is incorporated into Item 11. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company's proxy statement for its 2012 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each index at the end of 2006 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2006 ($)	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)	December 2011 ($)
Sterling Construction Company, Inc.	100.00	100.28	85.16	87.96	59.93	49.49
Dow Jones US	100.00	106.01	66.61	85.79	100.08	101.42
Dow Jones US Heavy Construction	100.00	189.96	85.25	97.44	125.12	103.15

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  There were no repurchases of shares during the three months ended December 31, 2011.

Item 6.  Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2011	2010	2009	2008	2007
Revenues	$501,156	$459,893	$390,847	$415,074	$306,220
Income (loss) before income taxes and earnings attributable to noncontrolling interests	$(51,716)	$36,494	$37,795	$28,999	$22,396
Income tax benefit (expense)	17,012	(10,270)	(12,267)	(10,025)	(7,890)
Net income (loss)	(34,704)	26,224	25,528	18,974	14,506
Noncontrolling owners’ interests in earnings of subsidiaries	(1,196)	(7,137)	(1,824)	(908)	(62)
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	$23,704	$18,066	$14,444

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(2.24)	$1.15	$1.77	$1.38	$1.31
Diluted	$(2.24)	$1.13	$1.71	$1.32	$1.22

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,396	16,195	13,359	13,120	11,044
Diluted	16,396	16,563	13,856	13,702	11,836
Cash dividends declared	$--	$--	$--	$--	$--

Balance Sheet:
Total Assets	$303,831	$367,131	$385,741	$289,615	$274,515
Long-term debt	$263	$336	$40,409	$55,483	$65,556
Equity attributable to Sterling common stockholders	$213,311	$250,429	$230,766	$159,116	$138,612
Book value per share of outstanding common stock attributable to Sterling common stockholders	$13.07	$15.21	$14.35	$12.07	$10.66
Shares outstanding	16,321	16,468	16,082	13,185	13,007

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

We are a company that operates in one segment, heavy civil construction, through our subsidiaries, and which specializes in the building, reconstruction and repair of transportation and water infrastructure in Texas, Utah, Nevada, Arizona and California and other states where we see opportunities. Transportation infrastructure projects include highways, roads, bridges and light and commuter rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregate operations, primarily to public sector clients. We purchase the necessary materials for our contracts and perform the majority of the work required by our contracts with our own crews and equipment.

Our business was founded in 1955 and has a history of profitable growth, which we have achieved by expanding both our service profile and our market areas. This involves adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets. It also involves strategically expanding operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market. On August 1, 2011, we expanded our operations into Arizona and California with the acquisitions of JBC and Myers, and on December 3, 2009, we expanded our operations into Utah with the acquisition of an 80% interest in RLW.

Critical Accounting Policies.

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition

•	Contracts receivable, including retainage

•	Valuation of property and equipment, goodwill and other long-lived assets

•	Construction joint ventures

•	Income taxes

•	Segment reporting

Our significant accounting policies are described in Note 1, and conform to the FASB’s Accounting Standards Codification (or GAAP or ASC).

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

Revenue Recognition

The majority of our contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). To minimize increases in the material prices and subcontracting costs used in submitting bids, we obtain firm quotations from our suppliers and subcontractors. After we are advised that our bid is the winning bid, we enter into firm contracts with most of our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting those contract costs. Such quotations do not include any quantity guarantees, and we therefore have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided. As a result, we have rarely been exposed to raw material price or availability risk on contracts in our contract backlog. Assuming performance by our suppliers and subcontractors, the principal remaining risks under our fixed price contracts relate to labor and equipment costs and productivity levels. Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.

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

We use the percentage of completion accounting method for construction contracts. Revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the percentage of completion method of accounting in the ratio of costs incurred to estimated final costs. Our contracts generally take 12 to 36 months to complete.  Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as indirect salaries and wages, equipment maintenance, repairs, fuel and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred.  Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability.  There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.  Results for 2011 were adversely affected by a $11.8 million net charge as a result of revisions to estimated profitability on a number of construction projects.  See “Recent Developments ― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended December 31, 2010 for further discuss of the impact on our financial results.

Contracts Receivable, Including Retainage

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2011 and 2010, contracts receivable included $22.6 million and $22.9 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2010, there were $3.7 million of unbilled receivables on contracts completed or substantially completed at that date. All other contracts receivable include only balances approved for payment by the customer.

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

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2011 and 2010 are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable is necessary. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Valuation of Long-Lived Assets.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. Goodwill must be reviewed for impairment at least annually, and we completed our annual impairment review for historical goodwill during the fourth quarter of 2011.  It indicated an impairment in goodwill of $67.0 million, which has been recognized as a charge in 2011.   At December 31, 2011, we had goodwill with a remaining carrying amount of approximately $54.1 million.

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

Segment Reporting.

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

•
The type or class of customer for products and services — substantially all of our customers are state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.

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

Results of Operations.

Backlog at December 31, 2011.

At December 31, 2011, our backlog of construction projects was $741 million, as compared to $660 million at December 31, 2010. Our Company was awarded or was the apparent low bidder on $582 million of new contracts in 2011, compared to $473 million of new contracts in 2010. Our contracts are typically completed in 12 to 36 months.  At December 31, 2011, there was approximately $125 million of our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Historically, subsequent non-awards of low bids or finalization of contract prices have not materially affected our backlog or financial condition.  Backlog includes $127 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner. As discussed further in “Item 1. Business―Recent Developments―Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results,” based on our current estimates, the gross margin in our backlog is lower than the gross margin of 8.0% realized in 2011 as a result of operational issues and lower infrastructure capital expenditures by federal and state governments.

We do, however, expect that our markets will ultimately recover from the conditions described above and that our backlog and revenues will grow and gross margins, net income and earnings per share will return to levels more consistent with historical rates of return.  However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Markets and Customers — Our Markets” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended December 31, 2010.

	2011		2010	%
	(Dollar amounts in thousands)
Revenues	$501,156		$459,893	9.0%
Gross profit	$39,837		$62,705	(36.5)
General and administrative expenses, net	(24,785)		(24,895)	0.4
Goodwill impairment	(67,000)		--	NM
Unusual items	(676)		--	NM
Other income (loss)	390		(1,900)	NM
Operating income (loss)	(52,234)		35,910	NM
Gains (losses) on the sale of short-term investments	94		(38)	NM
Interest income	1,655		1,809	(8.5)
Interest expense	(1,231)		(1,187)	3.7
Income (loss) before taxes	(51,716)		36,494	NM
Income tax benefit (expense)	17,012		(10,270)	NM
Net income (loss)	(34,704)		26,224	NM
Net income attributable to noncontrolling interest in earnings of subsidiaries	(1,196)		(7,137)	(83.2)
Net income (loss) attributable to Sterling common stockholders	$(35,900)		$19,087	NM
Gross margin	8.0%		13.6%	(41.2)
Operating margin	(10.4	) %	7.8%	NM
Contract backlog, end of year	$741,000		$660,000	12.3
NM – Not meaningful.

Revenues.

Revenues increased 9.0% or $41.3 million in fiscal year 2011 compared with fiscal year 2010. This increase was primarily due to increased production levels in 2011 as a result of execution on contracts awarded in our Texas markets in 2010, increased revenues resulting from a higher level of activity on joint ventures in which we participate, primarily in Utah, and $19.5 million in revenues in Arizona and California attributable to the JBC and Myers which were acquired on August 1, 2011.   Revenues for our Nevada operations declined from the prior year due to fewer construction contracts, and in Texas the increase in revenues between the periods was less than expected due to severe adverse weather conditions during the first quarter of 2011 and delays by the customer in starting two sizable contracts.

Gross Profit.

Gross profit decreased $22.8 million for 2011 compared with the prior year and gross margins declined to 8.0% from 13.6% in 2010 due to net downward revisions of estimated revenues and gross margins on a number of construction projects, primarily in Texas.  The net revisions to contract estimates were the result of different factors affecting various contracts, some positively and some negatively. While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which caused the net charge in 2011 were:

•     onsite conditions that differed from those assumed in the original bid or contract;
•     delays caused by weather conditions;
•     contract or project modifications creating unanticipated costs not covered by change orders;
•     failure by our suppliers, subcontractors or customers to perform their obligations;
•     shortages in the availability of skilled workers in the geographic location of certain projects, especially due to the rapid expansion of our business in certain markets;
•     delays in obtaining required governmental permits or approvals causing cost overruns on certain projects, including two large construction projects in Dallas where the construction start date was delayed significantly by the owner; and
•     delays in quickly identifying and taking measures to address issues which arose during production.

At December 31, 2011, we had approximately 83 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses, net of other income.

General and administrative expenses for 2011 included $0.7 million related to litigation and acquisition related costs which are shown separately in the table above.  In addition, 2011 included the general and administrative expenses of the two companies we acquired on August 1, 2011 as well as an increase in salaries, wages and related benefits primarily resulting from added positions.  Offsetting these increases was a decrease in bonus compensation resulting from lower earnings for the period.  As a percent of revenues, general and administrative expenses decreased to 5.1% in 2011 compared with 5.4% in 2010.

Goodwill Impairment.

During the fourth quarter of 2011, the Company completed an evaluation of the carrying value of goodwill resulting in an impairment charge of $67.0 million.  This charge had an impact of $41.8 million on the net loss attributable to Sterling common stockholders (net of the related tax benefits and reduced for the amount attributable to noncontrolling interest owners) or $2.55 per diluted share. See Note 8.

Income taxes.

Our effective income tax rates for 2011 and 2010 were 32.9% and 28.1%, respectively, and varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling.  In addition, the effective tax rate for 2011 was impacted by the portion of the goodwill impairment attributable to goodwill that is not deductible for tax purposes.

Net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interest owners decreased in 2011 compared with 2010 as a result of the $6.7 million impact for the impairment of goodwill attributable to noncontrolling interest owners.  Offsetting this impact was an increase in earnings from a 60% owned consolidated joint venture controlled by RLW as well as income attributable to the noncontrolling interest owners of Myers which was acquired in August 2011.

Fiscal Year Ended December 31, 2010 Compared with Fiscal Year Ended December 31, 2009.

	2010	2009	%
	(Dollar amount in thousands)
Revenues	$459,893	$390,847	17.7%
Gross profit	62,705	54,369	15.3
General and administrative expenses, net	(24,895)	(14,971)	66.3
Unusual items	--	(2,211)	NM
Other income (loss)	(1,900)	(249)	NM
Operating income	35,910	36,938	(2.8)
Gains (losses) on the sale of short-term investments	(38)	519	(107.3)
Interest income	1,809	572	NM
Interest expense	(1,187)	(234)	NM
Income before taxes	36,494	37,795	(3.4)
Income taxes	(10,270)	(12,267)	(16.3)
Net income	26,224	25,528	2.7
Net income attributable to noncontrolling interest in earnings of subsidiaries	(7,137)	(1,824)	NM
Net income attributable to Sterling common stockholders	$19,087	$23,704	(19.5)
Gross margin	13.6%	13.9%	(2.2)
Operating margin	7.8%	9.5%	(17.9)
Contract backlog, end of year	$660,000	$647,000	2.3
NM – not meaningful

Revenues.

Revenues increased 17.7% or $69.1 million in fiscal year 2010 over fiscal year 2009, with most of that increase arising in the fourth quarter of 2010.  The increase was due to revenues of our Utah operations, which were included in consolidated revenues for the full year 2010 compared with one month in 2009 (these operations were acquired on December 3, 2009).  Offsetting this increase were decreases in revenues of our Texas and Nevada operations due to the market conditions (increased competition and consequent lower bid prices, lack of visibility on federal funding to states and lower state gasoline taxes and local sales and property taxes, etc.) as more fully explained above under “Backlog at December 31, 2011.”

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

The increase in gross profit of $8.3 million for the year 2010 over the year 2009 was due primarily to the gross profit on increased revenues of our Utah operations and differences, as discussed above, in the mix in the stage of completion and gross margins of contracts-in-progress at December 31, 2010 compared to December 31, 2009, including resolution of claims settled on certain projects completed in 2010.  Offsetting these increases in gross profits was under-absorption of depreciation and other costs related to lower equipment utilization in Texas and Nevada of approximately $3.8 million due to lower activity in those states.

Gross profit for the fourth quarter of 2010 of $28.7 million was $21.3 million greater than the comparable 2009 period because of the higher quarterly revenues and gross profit of our Utah operations, which were included in the consolidated results for three months in the fourth quarter of  2010 compared to one month in the fourth quarter of 2009; better weather in Texas  in the fourth quarter of 2010 than 2009; and differences, as discussed above, in the mix in the stage of completion and gross margins of contracts-in-progress at December 31, 2010. See Note 18 for quarterly results of operations.

General and administrative expenses, net of other income.

General and administrative expenses, net of other income, for 2010 increased by $9.9 million over 2009. The primary reasons for the increase were the general and administrative expenses incurred by our Utah operations consolidated for a full year in 2010, professional fees associated with the appeal of a lawsuit and strategic and management planning activities, and a write off of certain equipment with a net book value of $1.5 million that we no longer believed would be used on future projects. As a percent of revenues, general and administrative expenses were 5.8% in 2010 compared with 3.9% in 2009.

Unusual Items.

During 2009, the Company incurred $1.2 million in direct cost for the acquisition of RLW, which under GAAP had to be charged to expense rather than capitalized as part of the acquisition cost.  Also, in January, 2010, a jury awarded $1.0 million against the Company to a subcontractor plaintiff.  This award had been recorded as an expense at December 31, 2009.  The Company has appealed the verdict – see Note 12.

Income taxes.

The decrease in the effective income tax rate to 28.3% in 2010 compared with 32.5% in 2009 was due to higher net income attributable to noncontrolling interest owners, which are taxed to those owners rather than Sterling, and a higher domestic production activities deduction in 2010 than 2009.

Net income attributable to noncontrolling interests.

The net income attributable to noncontrolling interest owners increased because of increased earnings in 2010 compared with 2009 as a result of the acquisition of our Utah operations in December 2009.

Historical Cash Flows.

The following table sets forth information about our cash flows for the years ended December 31, 2009 through 2011.

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash and cash equivalents (at end of period)	$16,371	$49,441	$54,406
Net cash provided by (used in):
Operating activities	20,988	47,073	47,346
Investing activities	(42,706)	(8,856)	(79,730)
Financing activities	(11,352)	(43,182)	31,485
Supplementary information:
Capital expenditures	23,989	13,409	5,277
Working capital (at end of period)	94,738	107,278	113,878

Operating Activities.

Significant non-cash items included in operating activities are:

•	the impairment of goodwill of $67.0 million in 2011;
•
depreciation and amortization which increased to $17.3 million in 2011 as compared to $15.8 million in 2010 as a result of an increase in capital expenditures as well as depreciation associated with JBC and Myers which were acquired in 2011 and which increased from $13.7 million in 2009 to $15.8 million in 2010 as a result of the increase in capital expenditures in 2010 and a full year's depreciation in 2010 on equipment purchased in the RLW acquisition in December 2009;

•
deferred tax benefit (expense) was $18.7 million, $(3.9) million and $(4.5) million in 2011, 2010 and 2009, respectively; the deferred tax benefit for 2011 is primarily the result of recording the impairment of goodwill for financial reporting purposes whereas goodwill is amortized for tax return purposes; the deferred tax expense in 2010 and 2009 is the result of recognizing accelerated depreciation methods used on equipment for tax purposes as compared to straight-line depreciation used for financial reporting purposes and amortizing goodwill for tax return purposes but not for financial reporting purposes.

Besides the net income (loss) in 2011, 2010 and 2009 and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) were:

•
contracts receivable decreased by $1.9 million in 2011, $10.0 million in 2010 and $15.2 million in 2009  while the excess of billings over costs incurred and estimated earnings decreased by $6.5 million and $17.4 million in 2011 and 2010, respectively, and increased by $0.2 million in 2009;

•
the increase in receivables from and equity in unconsolidated construction joint ventures of $4.4 million between 2009 and 2010 as a result from our acquisition of the Utah operations and increased construction activity in 2010 by such joint ventures;

•	accounts payable decreased by $7.9 million in 2011, increased by $2.3 million in 2010 and decreased by $11.2 million in 2009.

Investing Activities.

Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $24.0 million in 2011 as compared to $13.4 million in 2010 and $5.3 million in 2009.  Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  The increase in 2011 was primarily the result of purchases to replace retiring equipment.  The increase in 2010 was primarily due to purchases of equipment by our Utah operations in order for it to perform its responsibilities on a large joint venture project, and the lower capital expenditures in 2009 was principally due to management's cautious view regarding certain of the Company's markets in 2009 and 2010, due to economic uncertainties.

During 2011, 2010 and 2009, the Company had net purchases (sales) of short-term securities of $7.9 million, $(2.9) million and $14.0 million, respectively.  The net purchases in 2011 and 2009 were primarily due to the investment of cash generated by operations, after repayment of indebtedness.

On August 1, 2011, the Company used $8 million of existing cash and short-term investments to fund the acquisition of JBC, a heavy civil construction business operating in Arizona.  Additional purchase consideration of up to $5 million may be paid in connection with this acquisition subject to the achievement of certain earnings requirements during the period from 2011 through July 31, 2016.  Also on August 1, 2011, the Company acquired a 50% interest in Myers, a construction limited partnership located in California.  The Company paid a purchase price of $1.2 million which was funded by available cash of the Company. In December 2011, the Company acquired the remaining 8.33% interest in RHB from the noncontrolling interest owner for $8.2 million as a result of the owner’s exercise of his right to put the interest.  In December 2009, the Company purchased an 80.0% equity interest in RLW for a net cash purchase price of $60.5 million, net of cash acquired, in order to expand our construction operations to Utah.

Financing Activities.

Financing activities in 2011 primarily reflect distributions to noncontrolling interest owners of $7.8 million and purchases of treasury stock of $3.6 million.  Financing activities in 2010 and 2009 primarily reflect a reduction of $40.0 million and $15.0 million, respectively, in borrowings under our $75.0 million Credit Facility.  The amount of borrowings under the Credit Facility is based on the Company's expectations of working capital requirements.  Additionally, the Company sold 2.76 million shares of common stock in 2009 for net proceeds of $46.8 million.

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

As of December 31, 2011, we had working capital of $94.7 million, a decrease of $12.5 million over December 31, 2010. The decrease in working capital was the result of the following (in thousands):

Net loss	$(34,704)
Depreciation, amortization and goodwill impairment	84,322
Deferred tax expense	(18,651)
Capital expenditures	(23,989)
Acquisitions of companies and purchase of noncontrolling interest	(12,116)
Dividends paid to noncontrolling interests owners	(7,809)
Other	407
Total decrease in working capital	$(12,540)

The Company believes that it has sufficient liquid financial resources, including availability under its Credit Facility of $48.2 million at December 31, 2011, to fund its operations and capital expenditure requirements as well as its financial obligations for the next twelve months, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital.

Sources of Capital.

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

We have a $50.0 million Credit Facility with Comerica Bank which has a maturity date of September 30, 2016.  Up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  Borrowings under the Credit Facility are used to finance working capital. At December 31, 2011, there were no borrowings outstanding under the Credit Facility; however, there was a letter of credit of $1.8 million outstanding under the Credit Facility which reduces availability under the Credit Facility to $48.2 million, subject to maintaining the financial covenants discussed below.

Average borrowings under the Credit Facility for the fiscal year 2011 were $104,000 and the largest amount of  borrowings under the Credit Facility was $8.0 million on September 30, 2011.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to fixed charges, leverage, tangible net worth, asset coverage and consolidated net losses. The Credit Facility contains restrictions on our ability to:

•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party; and
•	Make investments in securities.

To date the Company has not experienced any difficulty in borrowing under our credit agreement or any material change in its terms, and the Company was in compliance with all covenants under the Credit Facility as of December 31, 2011.

Management believes that the Credit Facility will provide adequate funding for the Company’s working capital, debt service and capital expenditure requirements, including seasonal fluctuations, at least through December 31, 2012.

The unpaid principal balance of each loan bears interest under the Credit Facility at a variable rate equal to either Comerica’s prime rate or a rate equal to LIBOR plus 1.75%.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2011 was 3.25% at all times that the Company had debt outstanding under this facility.

Mortgage.

In 2001, we completed the construction of a new headquarters building on land owned by us adjacent to our equipment repair facility in Houston.  The building was financed principally through a mortgage of $1.1 million on the land and facilities at a floating interest rate which at December 31, 2011 was 3.5% per annum, repayable over 15 years.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2011:

	Payments due by period
	Total	< 1 Year	1 - 3 Years	4 – 5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$--	$--	$--	$--	$--
Operating leases	6,133	771	1,927	569	2,866
Notes payable to noncontrolling interest owner	500	500	--	--	--
Mortgage	336	73	219	44	-- --
Earn-out liability to former owner of JBC	2,677	71	937	615	1,054
	$9,646	$1,415	$3,083	$1,228	$3,920

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2011, interest on the Credit Facility was approximately $3,000.  The notes payable to the noncontrolling interest owner is expected to have future annual interest expense of approximately $22,000 in less than one year.  The mortgage is expected to have future annual interest expense payments of approximately $11,000 in less than one year, $16,000 in one to three years, and $500 in four to five years.

In addition to the contractual obligations set forth above, the noncontrolling interest owners of RLW have the right to require the Company to buy their interest in RLW in 2013.  At December 31, 2011, the estimated put liability to those noncontrolling interest owners was approximately $18.9 million (see Note 2).

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment.  Our capital expenditures during 2011 were $24 million as compared to $13.4 million in 2010 and $5.3 million during 2009. The increase in 2011 was primarily the result of purchases to replace retiring equipment.  The increase in 2010 was primarily due to purchases of equipment by our Utah operations in order for it to perform its responsibilities on a large joint venture project, and the lower capital expenditures in 2009 were principally due to management's cautious view regarding certain of the Company's markets in 2009 and 2010, due to economic uncertainties.  Management expects capital expenditures in 2012 to be higher than 2011 to support our higher level of operations and to replace equipment.

Inflation.

Until 2008, inflation had not had a material impact on our financial results; however, that year's increases in oil and fuel prices affected our cost of operations.  While the prices we have paid for oil and fuel and, generally, for other materials have decreased since 2008, in 2011 we saw the prices of oil and fuel rise once again, and we have seen increases in steel prices in other years.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of December 31, 2011, we had diesel futures contracts for 790,000 gallons which fixed prices at an average of $3.15 per gallon.  This compares to the December 31, 2011 price for off-road ultra-low sulfur diesel published by Platts of $2.93.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or derivative contracts entered into to hedge against such increases, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Off-Balance Sheet Arrangements and Joint Ventures.

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At December 31, 2011, there was approximately $539 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $127 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2011, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements.

See “Recent Accounting Pronouncements” in Note 1 for a discussion of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during 2011 were $104,000.  Based on our expected levels of borrowings for 2012, we do not expect that a change in our interest rate would have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at December 31, 2011:

			Price Per Gallon
Period	Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	Fair Value of Derivatives at December 31, 2011 (in thousands)
2012	January 1, 2012	December 31, 2012	3.02 – 3.34	3.17	520,000	(146)
2013	January 1, 2013	December 31, 2013	2.99 – 3.29	3.11	270,000	(77)
						$(223)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that evaluation and the identification of a material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011 due to this material weakness.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  In the fourth quarter of 2011, management identified a material weakness related to the established process for estimating revenues and costs on its construction projects.  The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Under our established estimation process, project managers make estimates for all of our significant contracts on a monthly basis using a highly detailed “bottom up” approach, and operations managers review those estimates for reasonableness. Our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid.  In order to ensure that revenues and gross profit are recognized in the proper period under the percentage-of-completion method of accounting, the monthly revisions to estimated revenues and costs must reflect changes in job performance, job conditions, change orders and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, which are known at that time.  During the fourth quarter of 2011, significant revisions to estimated revenues and costs were made for a number of construction projects.  In response, management undertook a thorough review and determined that certain of these revisions should have been made in prior quarters, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in prior periods had the changes been made in the appropriate prior period.  Management also determined that in some instances the procedures performed to make periodic revisions in estimates were not being made timely and that the review procedures being performed by operations management were not adequate to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.

Based on this evaluation and the material weakness noted above, management concluded that we did not maintain effective internal control over financial reporting at December 31, 2011. Management has undertaken to analyze what remediation is required. As discussed further in “Item 1. Business―Recent Developments― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results,” we are undertaking changes in several areas which will improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment.  These include the following:

•      changing roles and responsibilities to improve functional support and controls;
•      developing management tools designed to improve the estimating process and increase the oversight of that process;
•      implementing processes designed to better identify, evaluate and quantify risks for individual projects;
•      improving the methodologies for allocating overhead, indirect costs and equipment costs to individual projects; and
•      improving the timeliness and content of reporting available to operations management.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2012 and is incorporated herein by reference.  The information can be found under the following headings in the proxy statement:

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

Item 11.  Executive Compensation

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2012 and is incorporated herein by reference.  The information can be found under the heading Executive Compensation in the proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2012 and is incorporated herein by reference.

•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company's common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2012 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Business Relationships with Directors and Officers.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14.  Principal Accountant Fees and Services.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2012 and is incorporated herein by reference.  The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company's Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the fiscal years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2011, 2010 and 2009 Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2011, 2010 and 2009

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
10.1#
The Sterling Construction Company, Inc. Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.13 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 12, 2011 (SEC File No. 1-31993)).

10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors on August 3, 2011 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on November 8, 2011 (SEC File No. 1-31993)).

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

10.6.1
Consent and Second Amendment to Credit Agreement by and among Sterling Construction Company, Inc., its subsidiaries, and Comerica Bank as Agent, Lender, Swing Line Lender and Issuing Lender dated as of November 8, 2011 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2011 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993))

10.8#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.09#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.10#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Joseph P. Harper, Sr. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.11#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Anthony F. Colombo (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.12#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Anthony F. Colombo (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.13#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Joseph P. Harper, Jr. (incorporated by reference to Exhibit 10.7 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.14#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Joseph P. Harper, Jr. (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.15#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Brian R. Manning (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.16#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Brian R. Manning (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.17#
Employment Agreement dated as of February 1, 2011 between Sterling Construction Company, Inc. and Elizabeth D. Brumley (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.18#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Elizabeth D. Brumley (incorporated by reference to Exhibit 10.12 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.19#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

10.19.1#*	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
10.20#
Employment Agreement dated as of December 3, 2009 between Ralph L. Wadsworth Construction Company, LLC and Kip L. Wadsworth (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

21
Subsidiaries of Sterling Construction Company, Inc.:
Name
Texas Sterling Construction Co.
Road and Highway Builders, LLC
Road and Highway Builders Inc.
Road and Highway Builders of California, Inc.
Ralph L. Wadsworth Construction Company, LLC
Ralph L. Wadsworth Construction Co. L.P.
J. Banicki Construction, Inc.
Myers & Sons Construction, L.P.
State of Incorporation or Organization Delaware Nevada Nevada California Utah California Arizona California
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Elizabeth D. Brumley, Chief Financial Officer of Sterling Construction Company, Inc.
32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Elizabeth D. Brumley, Chief Financial Officer.

#  Management contract or compensatory plan or arrangement.

*  Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 15, 2012	By:	/s/ Patrick T. Manning
Patrick T. Manning, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Manning	Chairman of the Board of Directors; Chief Executive Officer	March 15, 2012
Patrick T. Manning	(principal executive officer)

/s/ Joseph P. Harper, Sr.	President, Treasurer & Chief Operating Officer; Director	March 15, 2012
Joseph P. Harper, Sr.

/s/Elizabeth D. Brumley	Executive Vice President & Chief Financial Officer, Controller	March 15, 2012
Elizabeth D. Brumley	(principal financial officer and principal accounting officer)

/s/ John D. Abernathy	Director	March 15, 2012
John D. Abernathy

/s/ Robert A. Eckels	Director	March 15, 2012
Robert A. Eckels

/s/Maarten D. Hemsley	Director	March 15, 2012
Maarten D. Hemsley

/s/ Richard O. Schaum	Director	March 15, 2012
Richard O. Schaum

/s/ Milton L. Scott	Director	March 15, 2012
Milton L. Scott

/s/ David R. A. Steadman	Director	March 15, 2012
David R. A. Steadman

/s/ Kip L. Wadsworth	Director	March 15, 2012
Kip L. Wadsworth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 15, 2012

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Construction Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness related to the established process for estimating revenues and costs on its construction projects. In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sterling Construction Company, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statement referring to Company undertaking changes in several areas which will improve the profitability of their projects, reduce the variability in profitability of their projects in the future and strengthen the internal control environment.

/s/ GRANT THORNTON LLP

Houston, Texas
March 15, 2012

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
(Amounts in thousands, except share and per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,371	$49,441
Short-term investments	44,855	35,752
Contracts receivable, including retainage	74,875	70,301
Costs and estimated earnings in excess of billings on uncompleted contracts	16,509	10,058
Inventories	1,922	1,479
Deferred tax asset, net	1,302	82
Receivables from and equity in construction joint ventures	6,057	6,744
Deposits and other current assets	2,132	2,472
Total current assets	164,023	176,329
Property and equipment, net	83,429	74,681
Goodwill	54,050	114,745
Other assets, net	2,329	1,376
Total assets	$303,831	$367,131
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,428	$37,631
Billings in excess of costs and estimated earnings on uncompleted contracts	18,583	17,807
Current maturities of long-term debt	573	73
Income taxes payable	2,013	1,493
Accrued compensation	5,329	6,920
Other current liabilities	8,359	5,127
Total current liabilities	69,285	69,051
Long-term liabilities:
Long-term debt, net of current maturities	263	336
Deferred tax liability, net	--	18,591
Other long-term liabilities	2,597	--
Total long-term liabilities	2,860	18,927
Commitments and contingencies (Note 12)
Obligations for noncontrolling owners' interests in subsidiaries and joint ventures	16,848	28,724
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,321,116 and 16,468,369 shares issued	163	164
Treasury stock, 0 and 3,147 shares of common stock, at no cost	--	--
Additional paid in capital	196,143	198,849
Retained earnings	16,509	51,553
Accumulated other comprehensive income (loss)	496	(137)
Total Sterling common stockholders’ equity	213,311	250,429
Noncontrolling interests	1,527	--
Total equity	214,838	250,429
Total liabilities and equity	$303,831	$367,131

The accompanying notes are an integral part of these consolidated financial statements.

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(Amounts in thousands, except per share data)

	2011	2010	2009
Revenues	$501,156	$459,893	$390,847
Cost of revenues	(461,319)	(397,188)	(336,478)
Gross profit	39,837	62,705	54,369
General and administrative expenses	(24,785)	(24,895)	(14,971)
Direct costs of acquisitions	(456)	--	(1,211)
Provision for loss on lawsuit	(220)	--	(1,000)
Goodwill impairment	(67,000)	--	--
Other income (expense)	390	(1,900)	(249)
Operating income (loss)	(52,234)	35,910	36,938
Gain (loss) on sale of securities and other	94	(38)	519
Interest income	1,655	1,809	572
Interest expense	(1,231)	(1,187)	(234)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(51,716)	36,494	37,795
Income tax benefit (expense)	17,012	(10,270)	(12,267)
Net income (loss)	(34,704)	26,224	25,528
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,196)	(7,137)	(1,824)
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	$23,704
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(2.24)	$1.15	$1.77
Diluted	$(2.24)	$1.13	$1.71
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,395,739	16,194,708	13,358,903
Diluted	16,395,739	16,563,169	13,855,709

The accompanying notes are an integral part of these consolidated financial statements.

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	2011	2010	2009
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	$23,704
Net income attributable to noncontrolling interest included in equity	261	--	--
Net income attributable to noncontrolling interest included in liabilities	935	7,137	1,824
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) / loss from available-for-sale securities	(1)	25	(337)
Change in unrealized holding gain (loss) on available-for-sale securities	779	(404)	579
Realized loss from settlement of derivatives	72	--	--
Change in the effective portion of unrealized loss in fair market value of derivatives	(217)	--	--
Comprehensive income (loss)	$(34,071)	$25,845	$25,770

The accompanying notes are an integral part of these consolidated financial statements.

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive Income	Noncon-trolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interests	Total
Balance at January 1, 2009	13,185	$131	--	$--	$150,223	$8,762	$--	$--	$159,116
Net income	--	--	--	--	--	23,704	--	--	23,704
Other comprehensive income	--	--	--	--	--	--	242	--	242
Stock issued upon option and warrant exercises	109	1	--	--	307	--	--	--	308
Issuance and amortization of restricted stock	28	--	--	--	405	--	--	--	405
Stock-based compensation expense	--	--	--	--	181	--	--	--	181
Stock issued in equity offering, net of expenses	2,760	28			46,782				46,810
Balance at December 31, 2009	16,082	$160	--	$--	$197,898	$32,466	$242	$--	$230,766
Net income	--	--	--	--	--	19,087	--	--	19,087
Other comprehensive loss	--	--	--	--	--		(379)		(379)
Stock issued upon option and warrant exercises	350	3	--	--	1,048	--	--	--	1,051
Excess tax benefits from exercise of stock options	--	--	--	--	--	--	--	--	--
Issuance and amortization of restricted stock	36	1	(3)	--	473	--	--	--	474
Stock-based compensation expense	--	--	--	--	121	--	--	--	121
Revaluation of noncontrolling interest RHB put/call liability	--	--	--	--	(691)	--	--	--	(691)
Balance at December 31, 2010	16,468	$164	(3)	$--	$198,849	$51,553	$(137)	$--	$250,429
Net loss	--	--	--	--	--	(35,900)	--	261	(35,639)
Other comprehensive income	--	--	--	--	--	--	633	--	633
Purchases of treasury shares	--	--	(286)	(3,592)	--	--	--	--	(3,592)
Cancellation of treasury shares	(289)	(2)	289	3,592	(3,422)	(168)	--	--	--
Stock issued upon option and warrant exercises	95	1	--	--	155	--	--	--	156
Excess tax benefits from exercise of stock options	--	--	--	--	58	--	--	--	58
Issuance and amortization of restricted stock	47	--	--	--	473	--	--	--	473
Stock-based compensation expense	--	--	--	--	30	--	--	--	30
Revaluation of noncontrolling interest RLW put/call liability	--	--	--	--	--	(1,268)	--	--	(1,268)
Tax benefit related to the exercise of RHB’s put/call liability.	--	--	--	--	--	2,292	--	--	2,292
Equity attributable to noncontrolling interest in acquired companies	--	--	--	--	--	--	--	1,266	1,266
Balance at December 31, 2011	16,321	$163	--	$--	$196,143	$16,509	$496	$1,527	$214,838

The accompanying notes are an integral part of these consolidated financial statements.

F6

 STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	$23,704
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,196	7,137	1,824
Net income (loss)	(34,704)	26,224	25,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	67,000	--	--
Depreciation and amortization	17,322	15,770	13,730
(Gain) loss on disposal of property and equipment	(390)	1,900	249
Deferred tax expense (benefit)	(18,651)	3,860	4,482
Interest expense accreted on noncontrolling interests	881	1,169	206
Stock-based compensation expense	503	595	586
Loss (gain) on sale of securities and other	(3)	38	(519)
Tax benefits from exercise of stock options	(58)	--	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	1,933	9,982	15,138
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(5,921)	(4,085)	3,778
(Increase) decrease in receivables from and equity in construction joint ventures	687	(4,403)	(13)
(Increase) decrease in other current assets	(538)	2,284	(1,582)
Increase (decrease) in accounts payables	(7,942)	1,355	(8,572)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(539)	(13,325)	(3,571)
Increase (decrease) in accrued compensation and other liabilities	1,408	5,709	(2,094
Net cash provided by operating activities	20,988	47,073	47,346
Cash flows from investing activities:
Net assets of acquired companies, net of cash acquired	(3,911)	--	(60,490)
Acquisition of noncontrolling interest upon exercise of RHB Put	(8,205)	--	--
Additions to property and equipment	(23,989)	(13,409)	(5,277)
Purchases of short-term securities, available for sale	(109,312)	(137,547)	(71,386)
Sales of short-term securities, available for sale	101,415	140,493	57,338
Proceeds from sale of property and equipment	1,296	1,607	435
Issuance of notes receivable	--	--	(350)
Net cash used in investing activities	(42,706)	(8,856)	(79,730)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	18,500	57,700	188,000
Cumulative daily repayments – Credit Facility	(18,500)	(97,700)	(203,000)
Distributions to noncontrolling interest owners	(7,809)	(4,160)	(408)
Purchases of treasury stock	(3,592)	--	--
Net proceeds from sale of common stock	--	--	46,810
Issuance of common stock pursuant to warrants and options exercised	156	1,051	308
Tax benefits from exercise of stock options	58	--	--
Other	(165)	(73)	(225)
Net cash provided by (used in) financing activities	(11,352)	(43,182)	31,485
Net decrease in cash and cash equivalents	(33,070)	(4,965)	(899)
Cash and cash equivalents at beginning of period	49,441	54,406	55,305
Cash and cash equivalents at end of period	$16,371	$49,441	$54,406

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$299	$44	$31
Cash paid during the period for income taxes	$1,444	$3,740	$7,000
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$1,054	$--	$--
Tax benefit related to the exercise of RHB’s put/call liability	$2,292	$--	$--
Net liabilities assumed in connection with acquisitions	$1,961	$--	$--
Revaluation of noncontrolling interest - RLW put/call liability	$(1,268)	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

F7

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure in markets in Texas, Utah, Nevada, Arizona, California and other states in which we see opportunities. Our transportation infrastructure projects include highways, roads, bridges and light and commuter rail foundations and structures, and our water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, and concrete crushing and aggregate operations primarily to public sector clients. We purchase the necessary materials for our contracts, and perform the majority of the work required by our contracts with our own crews and equipment.

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”), a Delaware corporation; Road and Highway Builders, LLC (“RHB”), a Nevada limited liability company; Road and Highway Builders, Inc. (“RHB Inc”), a Nevada corporation; Road and Highway Builders of California, Inc. ("RHBCa"), a California corporation; Ralph L. Wadsworth Construction Company, LLC ("RLW"), a Utah limited liability company and Ralph L. Wadsworth Construction Company, LP (“RLWLP”), an inactive California limited partnership; J. Banicki Construction, Inc., an Arizona corporation (“JBC”); and Myers & Sons Construction, L.P. (“Myers”); a California limited partnership.  TSC, RHB, RHB Ca, RLW and Myers perform construction contracts, and RHB Inc produces aggregates from a leased quarry, primarily for use by RHB.

The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities, and all significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%.

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a non-majority variable interest.

On August 1, 2011, we acquired a 50% interest in a limited partnership which the Company determined to be a variable interest entity.  Prior to this, the Company had no participation in an entity determined to be a variable interest entity.  As discussed further in Note 3, the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the consolidated financial statements and includes the other partners' interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.  See Notes 2 and 3 regarding this acquisition.

Where the Company is a noncontrolling joint venture partner, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  See Note 6 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

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

F8

Since the economic downturn in late 2008 and throughout the years 2009, 2010, and 2011, the bidding environment in our markets has been much more competitive because of the following:

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

•
Traditional competitors on larger transportation and water infrastructure projects also appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their backlogs.

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

Significant Accounting Policies

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

Construction Revenue Recognition

The Company is a general contractor which engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.  Our contracts generally take 12 to 36 months to complete.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the year ended December 31, 2011 resulted in a net charge of $11.8 million included in the operating loss and $7.6 million after-tax charge, or $0.46 per diluted share attributable to Sterling common stockholders, included in net income attributable to Sterling common stockholders.  An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  Costs and estimated earnings in excess of billings included $2.5 million and $1.7 million at December 31, 2011 and 2010, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

F9

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), $500,000 of demand notes payable, the put related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the JBC acquisition.  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 9 regarding the fair value of derivatives and Note 2 regarding the fair value of the put and the earn-out liability.  We had one mortgage outstanding at December 31, 2011 and December 31, 2010 with a remaining balance of $336,000 and $409,000, respectively.  The mortgage was accruing interest at 3.50% at both December 31, 2011 and December 31, 2010 and contains pre-payment penalties.  At December 31, 2011 and December 31, 2010 the fair value of the mortgage approximated the book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The recorded value of the demand notes payable approximates the fair value as the interest rate approximates market rates and as the notes are due upon demand (i.e., they are short-term in nature).  See Note 10 for further information regarding the demand notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13).

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2011 and 2010, contracts receivable included $22.6 million and $22.9 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2010, there was $3.7 million of unbilled receivables on contracts completed or substantially complete at that date. All other contracts receivable include only balances approved for payment by the customer.

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

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.  However, based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2011 and 2010 are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

Inventories

The Company's inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2011 and 2010 consist primarily of concrete and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortizations are as follows:

Buildings	39 years
Construction equipment	5-15 years
Land improvements	5-15 years
Office furniture and fixtures	3-10 years
Transportation equipment	5 years

Depreciation expense was approximately $16.9 million, $15.5 million, and $13.5 million in 2011, 2010 and 2009, respectively.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease.  Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment.

F10

Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. In 2007, the Company entered into a new syndicated term Credit Facility (see Note 10) and incurred $1.2 million of loan costs, which are being amortized over the five-year term of the loan.  This facility was amended and extended in 2011, and the unamortized costs are $321,000 at December 31, 2011.  Loan cost amortization expense for fiscal years 2011, 2010 and 2009 was $326,000, $304,000 and $258,000 respectively.

Goodwill and Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.  GAAP requires that: (1) goodwill and indefinite lived intangible assets not be amortized, (2) goodwill is to be tested for impairment at least annually at the reporting unit level and (3) intangible assets deemed to have an indefinite life are to be tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts.  Refer to Note 8 for our disclosure regarding goodwill impairment.

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed.  The evaluation would be based on estimated undiscounted cash flow associated with the assets as compared to the asset's carrying amount to determine if a write-down to fair value is required.  As described in Note 8, the testing under step one of the goodwill impairment test in 2011 indicated the adjusted fair value of the Company’s stock was less than its book value. Management then determined the fair value of its assets and liabilities, and found that no long-lived assets were impaired except for goodwill.  Management believes that there are no other events or changes in circumstances have indicated that long-lived assets may be impaired.

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

F11

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

Stock-Based Compensation

The Company’s stock-based incentive plan is administered by the Compensation Committee of the Board of Directors.  The Company’s policy is to use the closing price of the common stock on the date of the meeting at which a stock option award is approved for the option’s per-share exercise price.  The term of the grants under the plans do not exceed 10 years. Stock options generally vest over a three to five year period, and the fair value of the stock option is recognized on a straight-line basis over the vesting period of the option. See Note 14 for further information regarding the stock-based incentive plans.

 Interest Costs

Approximately $2,000, $6,000 and $113,000 of interest related to the construction of maintenance facilities and an office building was capitalized as part of construction costs during 2011, 2010 and 2009, respectively.

Net Income (Loss) Per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders for 2011, 2010 and 2009 (in thousands, except per share data):

F12

	2011	2010	2009
Numerator:
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	$23,704
Revaluation of noncontrolling interest put/call liability reflected in additional paid in capital or retained earnings, net of tax	(824)	(449)	--
	$(36,724)	$18,638	$23,704
Denominator:
Weighted average common shares outstanding — basic	16,396	16,195	13,359
Shares for dilutive stock options and warrants	--	368	497
Weighted average common shares outstanding and assumed conversions— diluted	16,396	16,563	13,856
Basic net income (loss) per share attributable to Sterling common stockholders	$(2.24)	$1.15	$1.77
Diluted net income (loss) per share attributable to Sterling common stockholders	$(2.24)	$1.13	$1.71

There were 53,900 options in 2011, 95,107 in 2010, and 96,007 in 2009 outstanding, but considered antidilutive as the option exercise price exceeded the average share market price.  In addition, 88,426 shares for stock options and warrants were excluded from the diluted weighted average common shares outstanding in 2011 as the Company incurred a loss during 2011 and the impact of such shares would have been antidilutive.

Recent Accounting Pronouncements

In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  In accordance with this guidance, we have applied the pronouncement prospectively for business combinations for which the acquisition date is on or after January 1, 2011, including the acquisitions made in 2011 as discussed further in Note 2.  This pronouncement had no material impact on our financial position, results of operations or cash flows.

The FASB issued further guidance related to accounting for goodwill in September 2011.  The amendments in this update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  We adopted this pronouncement for impairment tests completed subsequent to September 15, 2011.  See Note 8 below for further discussion regarding the testing of goodwill for impairment and the resulting impairment in 2011.

In June 2011, the FASB issued additional guidance related to the presentation of comprehensive income.  The amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted.  The Company has been presenting comprehensive income in accordance with this guidance, and therefore this guidance has no impact on the presentation of our consolidated financial statements.

In September 2011, the FASB issued additional guidance related to the disclosures about an employer’s participation in a multiemployer pension plan.  The amendments in this update call for additional quantitative and qualitative disclosures about an employer’s participation in a multiemployer pension plan and the commitments and risks involved with participating in multiemployer pension plans. The amendments are effective for fiscal years ending after December 15, 2011.  As discussed in Note 15, the Company makes contributions to several multiemployer benefit plans as required under certain of its union agreements.  Included in Note 15 are the disclosures about these multiemployer plans as required under the new pronouncement.  This pronouncement had no material impact on our financial position, results of operations or cash flows.

F13

Reclassifications

Balances related to accrued job costs which had been included in “Other current liabilities” in the prior year balance sheet have been reclassified to “Accounts payable” to conform to current year presentation.

2.  Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

JBC

On August 1, 2011, RLW, Sterling’s 80% owned subsidiary, purchased all of the outstanding shares of capital stock of JBC.  JBC is a heavy civil construction business located in Tempe, Arizona, that builds roads and highways in Arizona, primarily for municipalities.  This acquisition expanded the geographic footprint of the Company into Arizona, and JBC’s capabilities in structural concrete utilities and paving as well as performing construction manager at risk type contracts complement the Company’s current operations. RLW paid an initial purchase price for JBC of $7.6 million (net of a receivable from the seller determined subsequent to the acquisition date) which was funded by available cash and short-term investments of RLW and the Company.  The purchase agreement provides for additional purchase price of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date, and $2.4 million as of December 31, 2011.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the initial allocation of the purchase price for JBC (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $4,662	$8,839
Current liabilities	(5,708)
Working capital acquired	3,131
Property and equipment	2,018
Other	9
Total tangible net assets acquired at fair value	5,158
Goodwill	4,803
Total consideration	9,961
Fair value of earn-out	(2,370)
Cash paid, net of $409 receivable from seller	$7,591

The purchase price allocation has been finalized, and our analysis of the assets acquired indicates that there are no material separately identifiable intangible assets. The goodwill attributable to the acquisition is deductible for tax purposes over 15 years.

Acquisition related costs of $328,000 are included in direct costs of acquisitions in the Company’s consolidated statements of operations for the twelve months ended December 31, 2011.

The fair value of the financial assets acquired includes receivables with a fair value of $3.8 million, which are deemed fully collectible.

Myers

On August 1, 2011, the Company purchased a 50% limited partner interest in Myers.  Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California.  The Company paid a purchase price of $1.2 million, which was funded by available cash of the Company.  The terms of the purchase include a buy-back option on August 1, 2016 and again on August 1, 2019 under which certain of the sellers have the option to repurchase the Company’s 50% limited partner interest for an amount equal to 50% of 4.5 times the limited partnership’s average annual trailing twenty-four months earnings before interest, taxes, depreciation and amortization.

F14

The following table summarizes the initial allocation of the purchase price for Myers (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $654	$3,207
Current liabilities	(2,464)
Working capital acquired	743
Property and equipment	708
Debt due to noncontrolling interest owner	(500)
Total tangible net assets acquired at fair value	951
Goodwill	1,502
Total consideration	2,453
Fair value of noncontrolling owners' interest in Myers	(1,226)
Cash paid	$1,227

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

Acquisition related costs of $128,000 are included in direct costs of acquisitions in the Company’s consolidated statements of operations for the year ended December 31, 2011.  The fair value of the financial assets acquired includes receivables with a fair value of $2.1 million, which are expected to be fully collectible.

See Note 3 regarding the determination that Myers’ is a variable interest entity and the resulting impact on the consolidated financial statements.

Pro Forma Financial Information for Acquisitions

The amounts of JBC’s and Myers’ revenues and earnings included in the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2011, and the revenues and earnings of the combined entity had the acquisition dates been January 1, 2010, are (in thousands):

	Revenues	Net Income (Loss) Attributable to Sterling Common Stockholders
JBC actual from 8/1/2011 – 12/31/2011	$12,303	$245
Myers actual from 8/1/2011 – 12/31/2011	7,153	170
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2010 – 12/31/2010 (unaudited)	475,906	19,596

RLW

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

The noncontrolling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW ("the RLW Put") and, concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company ("the Call"), in 2013. The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The noncontrolling owners’ interests, including the RLW Put, were recorded at their estimated fair value at the date of acquisition as "Noncontrolling owners’ interests in subsidiary” in the accompanying consolidated balance sheet.

F15

Annual interest will be accredited for the RLW Put of the noncontrolling owners’ interests based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion, included in “Noncontrolling owners’ interests in subsidiaries” and “Interest expense” in the accompanying consolidated balance sheet and statement of operations, respectively, amounted to $0.9 million and $0.8 million for the years ended December 31, 2011 and 2010.  Accreted interest for the year ended December 31, 2009 was not material.  In addition, the estimated fair value of the RLW Put was increased by $1.3 million during the year ended December 31, 2011, and this change has been reported as a charge to retained earnings.

The purchase agreement restricts the sellers from competing against the business of the Company and its subsidiaries and from soliciting their employees for a period of four years after the closing of the purchase.

The following table summarizes the initial allocation of the purchase price for RLW (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $ 3,370	$43,053
Current liabilities	(31,953)
Working capital acquired	11,100
Property and equipment	11,212
Total tangible net assets acquired at fair value	22,312
Goodwill	57,513
Total consideration	79,825
Fair value of noncontrolling owners' interests in RLW, including Put	(15,965)
Cash paid	$63,860

The purchase price allocation has been finalized, and our analysis of the assets acquired indicates that there are no material separately identifiable intangible assets. The goodwill attributable to the acquisition is deductible for tax purposes over 15 years.

RHB

On October 31, 2007, the Company purchased a 91.67% interest in RHB and all of the outstanding capital stock of RHB Inc, then an inactive Nevada corporation.  The noncontrolling interest owner of RHB had the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company had the right to require that the owner sell his 8.33% interest to the Company, in 2011 (“RHB Put”).  At the date of acquisition, the difference between the noncontrolling owner's interest in the historical basis of the subsidiary and the estimated fair value of that interest, including the RHB Put, was recorded as noncontrolling owner's interest in subsidiary and a reduction in additional paid-in-capital as required by GAAP then in effect. Annual interest expense ($362,000 and $206,000 for the years ended December 31, 2010 and 2009, respectively) has been accreted on the RHB Put and included in the noncontrolling owners’ interests in subsidiaries in the balance sheet based on the discount rate used to calculate the fair value.  In addition, the estimated fair value of the RHB Put was increased by $0.7 million during the year ended December 31, 2010, and this change has been reported as a charge to additional paid-in-capital.

On March 17, 2011, the right to put/call the RHB noncontrolling interest was extended to anytime between that date and December 31, 2012.  In addition the price was increased from $7.1 million to $8.2 million which settled $1.1 million of accrued amounts due to the noncontrolling interest owner under the October 31, 2007 purchase agreement.  In September 2011, the noncontrolling owner exercised his right to put his remaining interest of 8.33% in RHB to the Company for $8.2 million.  This transaction was completed in December 2011 under the terms of the agreement.  Consequently, RHB is now wholly owned and there is no noncontrolling interest liability as of December 31, 2011 related to RHB.

The purchase agreement restricts the sellers from competing against the business of RHB and from soliciting its employees for a period of four years after the closing of the purchase.

F16

Changes in noncontrolling interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2009 through 2011 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$28,724	$23,887	$6,300
Fair value of noncontrolling interest, including Put, related to purchase of RLW	1,268	--	15,965
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	935	7,137	1,824
Accretion of interest on Puts	881	1,169	206
Change in fair value of RHB Put	1,054	691	--
Acquisition by Sterling of RHB noncontrolling interest	(8,205)	--	--
Distributions to noncontrolling interests owners	(7,809)	(4,160)	(408)
Balance, end of period	$16,848	$28,724	$23,887

3.  Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a non-majority variable interest.  Where the Company has determined that it is appropriate to consolidate a variable interest entity in which it owns a 50% or less interest, the remaining owners' interests in the equity and net income of the entity are included in the balance sheet line item: "Noncontrolling owners' interests in subsidiaries and joint ventures."

The Company owns a 50% interest in Myers of which it is the primary beneficiary and has consolidated Myers into these financial statements.  Further see Note 2 above for additional information on the acquisition of this limited partnership.  The partnership agreement requires that Sterling provide a $3 million line of credit to the limited partnership.  In addition the partnership is relying on the Company’s surety bonding capacity in order to bid and perform large construction jobs resulting in the Company having joint and several liability for completion of such jobs, and the Company will provide management to the partnership to oversee bidding and management of larger projects.  Although the Company will receive 50% of the income from the partnership, it may suffer more than 50% of any losses as a result of its obligation to provide the $3 million line of credit and its obligations under the surety bonds.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (in thousands):

December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$1,365
Contracts receivable, including retainage	2,244
Other current assets	419
Total current assets	4,028
Property and equipment, net	926
Goodwill	1,541
Total assets	$6,495
Liabilities:
Current liabilities:
Accounts payable	$1,134
Other current liabilities	2,323
Total current liabilities	3,457
Long-term liabilities:
Other long-term liabilities	--
Total long-term liabilities	--
Total liabilities	$3,457

F17

Period from August 1, 2011 (the acquisition date) to December 31, 2011
Revenues	$7,153
Operating income	531
Net income attributable to Sterling common stockholders	170

Other current liabilities shown in the table above include $500,000 in demand notes payable that are due to one of the noncontrolling interest owners.

4.  Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2011, approximately $2.3 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At December 31, 2011, cash and cash equivalents included $13.1 million belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

The Company includes certificates of deposit with a remaining maturity of 90 days or less at purchase in “Cash and cash equivalents.”   All other short-term investments are included in “Short-term investments.” Mutual funds, government bonds and exchange traded funds are considered available-for-sale securities.  Government bonds have maturity dates of 2014-2041.  At December 31, 2011 and 2010, the Company had short-term investments as follows (in thousands):

	December 31, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$24,851	$24,851	$--	$383	$--
Municipal bonds	20,004	--	20,004	617	15
Total securities available-for-sale	$44,855	$24,851	$20,004	$1,000	$15

	December 31, 2010
	Total Fair Value	Level 1	Level 2		Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$31,992	$31,992		$--	$2	$189
Exchange traded funds	3,510	3,510		--	13	36
Total securities available-for-sale	35,502	$35,502	$		$15	$225
Certificates of deposit with original maturities between 90 and 365 days	250
Total short-term investments	$35,752

The amortized cost basis of the above securities at December 31, 2011 and 2010 was $44.3 million and $35.7 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $19.4 million in 2011.  There were no municipal bonds held by the Company in 2010.

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

F18

Level 3 Inputs – Based on unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset based on the best information available.

The Company had no short-term investments valued with Level 3 inputs at either of the balance sheet dates.

Gains and losses realized on short-term investment securities are included in “Gains (losses) on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders' equity, net of tax, as the gains and losses may be temporary.  At December 31, 2011, the unrealized gains (losses) on short-term investments included in accumulated other comprehensive income, excluding taxes of $345,000, was $985,000. Upon the sale of short-term investments, the average cost basis is used to determine the gain or loss.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest income of $1.7 million, $1.8 million and $0.6 million, respectively.

5.  Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2011 and 2010 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (in thousands).

	As of December 31,
	2011	2010
Costs incurred and estimated earnings on uncompleted contracts	$997,527	$855,611
Billings on uncompleted contracts	(999,601)	(863,360)
Excess of billings over costs incurred and estimated earnings on uncompleted contracts	$(2,074)	$(7,749)

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,509	$10,058
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,583)	(17,807)
Excess of billings over costs incurred and estimated earnings on uncompleted contracts	$(2,074)	$(7,749)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

6.  Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the venture.  We have no significant commitments beyond completion of the contract with the customer.

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

F19

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a non-majority variable interest. Except for Myers as discussed in Note 3 above, at December 31, 2011, we had no participation in a joint venture where we had a material non-majority variable interest.

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis in the consolidated statements of operations and as a single line item ("Receivables from and equity in construction joint ventures") in the consolidated balance sheets.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company's share of such amounts which are included in the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2011 and 2010 are shown below (in thousands):

	2011	2010
Total combined:
Current assets	$108,458	$79,588
Less current liabilities	(86,023)	(61,629)
Net assets	$22,435	$17,959

Revenues	$440,085	$302,289
Income before tax	$46,683	$24,573
Backlog	$539,844	$750,398

Sterling’s noncontrolling interest:
Share of revenues	$62,763	$37,684
Share of income before tax	$6,417	$3,018
Backlog	$127,130	$93,931

Sterling’s receivables from and equity in net assets of construction joint ventures	$6,057	$6,744

7.  Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2011	2010
Construction equipment	$125,222	$109,432
Transportation equipment	17,963	14,915
Buildings	4,729	4,673
Office equipment	1,077	870
Construction in progress	2,544	870
Land	3,026	2,916
Water rights	200	200
	154,761	133,876
Less accumulated depreciation	(71,332)	(59,195)
	$83,429	$74,681

At December 31, 2011, construction in progress primarily consisted of expenditures for new offices in San Antonio and Dallas, Texas.

8.  Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.  GAAP requires that goodwill not be amortized and that goodwill is to be tested for impairment at least annually at the reporting unit level.  The Company tests for goodwill impairment during the last quarter of each calendar year. The first step compares the book value of the Company’s stock (stockholders’ equity) to the adjusted fair market value of those shares. To determine the fair value of the Company’s net assets, the Company used the weighted average of the following valuation techniques: market capitalization plus control premium approach, guideline company (market) approach, and a discounted cash flow (income) approach. If the adjusted fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, additional steps of determining the fair value of net assets must be taken to determine impairment. Testing under step one in 2011 indicated the adjusted fair value of the Company’s stock was less than its book value.

F20

As a result, the Company then performed the second-step test to determine the fair value of the Company’s net assets and the amount of implied goodwill. The majority of the Company’s assets and liabilities are current in nature and, therefore, approximate fair value. The Company engaged a third party to conduct an independent appraisal of its property, plant and equipment. In addition, the Company performed a fair market assessment of interest bearing debt, deferred tax assets and liabilities and other intangible assets.  The results of the second-step test indicated a goodwill impairment of approximately $67.0 million which was recorded in the three months ended December 31, 2011. The amount of goodwill remaining at December 31, 2011 is $54.1 million.

There was no change in goodwill for the year ended December 31, 2010.  The following table details changes in recorded goodwill during the year ended December 31, 2011 (in thousands):

Balance at January 1, 2011	$114,745
Additional goodwill related to 2011 acquisitions	6,305
Goodwill impairment	(67,000)
Balance at December 31, 2011	$54,050

9.  Derivative Financial Instruments

During the quarter ended June 30, 2011, the Company began entering into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel.  Historically, fuel prices have been volatile because of supply and demand factors, worldwide political factors and general economic conditions.  The objective of the Company in executing the hedge is to mitigate the fuel price volatility that could adversely affect forecasted cash flows and earnings related to construction contracts.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for off-road ultra-low sulfur diesel (“ULSD”).  The Company has designated its commodity derivative contracts as cash flow hedges designed to achieve more predictable cash flows, as well as to reduce its exposure to price volatility.  While the use of derivative instruments limits the downside risk of adverse price movements, they also limit future benefits from reductions in costs as a result of favorable price movements.

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

At December 31, 2011, pre-tax accumulated other comprehensive income (loss), excluding taxes of $78,000, consisted of unrecognized losses of $223,000 representing the inception to date unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the year ended December 31, 2011, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $111,000.

At December 31, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 790,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 30,000 gallons over the period from January 2012 to December 2013 at fixed prices per gallon ranging from $2.99 to $3.34.

The derivative instruments are recorded on the consolidated balance sheet at fair value and include $18,000 in other current liabilities for the December 2011 contract which settled in January 2012.  The fair values, excluding the $18,000 settled in January 2012, are as follows (in thousands):

F21

Derivative Assets		Derivative Liabilities
Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011
Deposits and other current assets	$--	Other current liabilities	$147
Other assets, net	--	Other long-term liabilities	76
	$--		$223

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income for twelve months ended December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
	2011	2010
Increase (decrease) in fair value of derivatives included in other comprehensive income (effective portion)	$(223)	$--
Realized gain (loss) included in cost of revenues (effective portion)	(111)	--
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	--	--

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

Fair Value

Derivative financial instruments are carried at fair value.  Commodity derivative instruments consist of fixed rate commodity swaps to hedge the price risk associated with changes in the price of diesel fuel.  The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s mark-to-market statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 4 for a description of the inputs used to value the information shown above.

At December 31, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

10.  Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2011	2010
Credit facility	$--	$--
Notes payable to related party	500	--
Mortgage due monthly through June 2016	336	409
	836	409
Less current maturities of long-term debt	(573)	(73)
Total long-term debt	$263	$336

Line of Credit Facility

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank with a maturity date of October 31, 2012.  In November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016.  Up to $50 million in borrowings are available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. The Credit Facility is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. At December 31, 2011 and 2010, the Company had no aggregate borrowings outstanding under the Credit Facility and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million and $1.7 million, respectively, which reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $48.2 million and $73.3 million at December 31, 2011 and 2010, respectively, without violating any of the covenants discussed in the next paragraph.

F22

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth and asset coverage. The Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions and dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions;
•	Make investments in securities.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2011.

The unpaid principal balance of each loan will bear interest at a variable rate equal to either Comerica’s prime rate or a rate equal to LIBOR plus 1.75%.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2011 was 3.25% at all times that the Company had debt outstanding under this facility.

Mortgage

In 2001, TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2011 was 3.5% per annum, repayable over 15 years.  The outstanding balance on this mortgage was $336,000 at December 31, 2011.

Related Party Notes Payable

As of December 31, 2011, Myers had $500,000 of outstanding notes payable to Clinton Charles Myers, a noncontrolling interest owner.  These notes bear interest at 4.25% per annum and do not have a specified maturity date.  The notes are included in current liabilities at December 31, 2011.

Maturities of Debt

The Company's long-term obligations mature in future years as follows (in thousands):

Years Ending December 31,
2012	$573
2013	73
2014	73
2015	73
2016	44
Thereafter	--
$836

11.  Income Taxes and Deferred Tax Asset/Liability

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. The Company’s 2007 through 2009 U.S. federal income tax returns are currently being examined by the I.R.S.; however, management expects there will be no material change in our financial position or results of operations as a result of this examination.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2011, and interest and penalties for the years ended December 31, 2011, 2010 and 2009 were not significant.

Current income tax expense represents federal tax as well as state franchise and income tax paid or expected to be payable for the years shown in the statements of operations.

The income tax expense (benefit) in the accompanying consolidated financial statements consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax expense	$1,639	$6,410	$7,785
Deferred tax expense (benefit)	(18,651)	3,860	4,482
Total tax expense (benefit)	$(17,012)	$10,270	$12,267

F23

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2011		2010
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation and other	$1,302	$--	$82	$--
Amortization and impairment of goodwill	--	15,900	--	--
Depreciation of property and equipment	--	(14,040)	--	--
Accreted interest to put	--	587	--	--
Contingency on lawsuit	--	391	--	--
Noncontrolling interest	--	(1,720)	--	--
Other	--	(290)	--	--

Liabilities related to:
Amortization of goodwill	--	--	--	(4,473)
Depreciation of property and equipment	--	--	--	(15,068)
Accreted interest to put	--	--	--	551
Contingency on lawsuit	--	--	--	321
Other	--	--	--	78
Net asset (liability)	$1,302	$828	$82	$(18,591)

The long-term deferred tax asset of $828,000 as of December 31, 2011 is included in “Other assets, net” in the accompanying consolidated balance sheet.

The income tax provision (benefit) differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(18,101)	35.0%	$12,773	35.0%	$13,228	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(573)	1.1	879	2.4	233	0.6
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(444)	0.9	(2,498)	(6.8)	(638)	(1.7)
Tax benefits of Domestic Production Activities Deduction	(202)	0.4	(500)	(1.4)	(563)	(1.5)
Impairment associated with goodwill that is not amortizable for tax	2,603	(5.0)	--	--	--	--
Non-taxable interest income	(376)	0.7	(494)	(1.4)	(23)	--
Other permanent differences	81	(0.2)	110	0.3	30	0.1
Income tax expense (benefit)	$(17,012)	32.9%	$10,270	28.1%	12,267	32.5%

As a result of the Company’s detailed analysis, management has determined that the Company does not have any material uncertain tax positions.

12.  Commitments and Contingencies

Employment Agreements

The Company's Chief Executive Officer, Chief Operating Officer, its Executive Vice Presidents and certain executive officers of its subsidiaries have employment agreements which provide for payments of annual salary, deferred salary, incentive compensation and certain benefits if their employment was terminated without cause.  The Company has also entered into change of control agreements with certain officers providing for additional payments in the event that their employment is terminated without cause just before or within two years after a change of control of the Company.

F24

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

For the years ended December 31, 2011, 2010 and 2009, the Company incurred $1.2 million, $1.1 million, and $2.1 million, respectively, in expenses related to this plan.

The Company and its subsidiaries, other than RLW, JBC and Myers, are also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $3.0 million per year.

The Company's policy is to accrue the estimated liability for known claims and for estimated workers compensation, employee health, general liability and other claims that have been incurred but not reported as of each reporting date.  At December 31, 2011 and 2010, the Company had recorded an estimated liability of $1,275,000 and $1,101,000, respectively, which it believes is adequate for such claims based on its claims history and an actuarial study.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims. RLW, JBC and Myers have purchased insurance to cover its workers' compensation losses.

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

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a directors and officers insurance policy that limits their exposure to litigation against them in their capacities as such.

Litigation

In January 2010, a jury trial was held to resolve a dispute between RHB and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney's fees. While the Company has recorded this verdict as an expense in the accompanying consolidated financial statements for the year ended December 31, 2009, the Company has appealed this judgment as it believes that as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney’s fees pending the results of the appeal.  The appeal was heard by the Nevada Supreme Court on November 3, 2011, and the Company anticipates that the court will make its decision by mid-2012.

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

13.  Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space in Texas, Utah, Nevada, Arizona and California.

F25

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2012	$771
2013	662
2014	650
2015	615
2016	569
Thereafter	2,866
Total future minimum rental payments	$6,133

Total rent expense for all operating leases amounted to approximately $1,351,000, $1,229,000, and $765,000 in fiscal years 2011, 2010, and 2009, respectively.

14.  Stockholders’ Equity

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

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  During 2011, 286,000 shares were repurchased.

The Company accounts for the repurchase of treasury shares under the costs method.  When shares are repurchased, cash is paid and the treasury stock account is debited for the price paid.  Under the cost method, retirement of treasury stock would result in a debit to the common stock account for the original par value, a debit to additional paid-in capital for the excess between the par value and the original sales price, a debit to retained earnings for any excess amounts paid above the original sales price and a credit to the treasury stock account for the price paid.

During 2011, one employee left the Company and forfeited 395 shares of restricted common stock.  Such stock was held as treasury stock and cancelled during the year.  At December 31, 2011, there was no treasury stock held by the Company.

The total number of authorized shares of the Company’s common stock reserved as of December 31, 2011 for our stock-based compensation plans and warrants was 289,131.

In December 2009, the Company completed a public offering of 2.76 million shares of its common stock at $18.00 per share.  The Company received proceeds of $46.8 million, net of underwriting discounts, commissions and direct offering expenses.  The Company used the proceeds to replenish its cash and short-term investments used to acquire its interest in RLW.

Stock Options and Grants

In 2001, the Board of Directors adopted and the shareholders approved an incentive stock plan, which after subsequent amendment, is titled the Sterling Construction Company, Inc. Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 1,000,000 shares of the Company's common stock.  The plan is administered by the Compensation Committee of the Board of Directors. In general, the plan provides for all stock option grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

The Company's and its subsidiaries' directors, officers, employees, consultants and advisors are eligible to be granted awards under the 2001 plan.

F26

At December 31, 2011 there were 425,771 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated.  In May 2011, the 2001 Plan was amended to extend its term for an additional ten years.

The 2001 plan provides for restricted stock grants and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded restricted stock with one-year vesting as follows:

	As of December 31,
	2011	2010	2009
Shares awarded to each non-employee director	3,418	3,147	2,800
Total shares awarded	20,508	25,176	19,600
Average grant-date market price per share	$14.46	$15.89	$17.86
Total compensation cost attributable to shares awarded	$297,000	$400,000	$350,000
Compensation cost recognized related to current and prior year awards	$194,667	$283,333	$233,000

In March 2011, 2010 and 2009, several key employees were granted an aggregate total of 25,815, 10,714 and 8,366 shares of restricted stock with a market value of $12.67, $15.89, and $17.45 per share, respectively, resulting in compensation expense of $327,000, $170,000 and $146,000, respectively, to be recognized ratably over the five-year restriction periods.

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	411,000	$9.75
Exercised	(89,640)	3.10
Expired/forfeited	(1,620)	2.65
Outstanding at December 31, 2009	319,740	11.65
Exercised	(111,620)	6.21
Expired/forfeited	(41,580)	13.41
Outstanding at December 31, 2010	166,540	14.85
Exercised	(20,333)	2.14
Expired/forfeited	(92,307)	24.12
Outstanding at December 31, 2011	53,900	3.77

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number of Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$1.73	11,000	0.56	$1.73	11,000	$1.73
2.75 – 3.38	40,100	2.28	3.08	40,100	3.08
21.60	2,800	0.54	21.60	2,800	21.60
	53,900	1.18	3.77	53,900	3.77

F27

	Number of Shares	Aggregate Intrinsic Value
Total outstanding in-the-money options at December 31, 2011	51,100	$407,800
Total vested in-the-money options at December 31, 2011	51,100	$407,800
Total options exercised during 2011	20,333	$237,600

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options and sold them on December 31, 2011.  For options exercised during 2011, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

At December 31, 2011, total unrecognized compensation cost related to restricted stock was $562,000.  This cost is expected to be recognized over a weighted average period of one and a half years.  Pre-tax compensation expense for stock options and restricted stock grants was $503,000 ($327,000 after tax benefit of 35%), $594,000 ($386,000 after tax benefit of 35%), and $405,000 ($263,000 after tax benefit of 35.0%), in 2011, 2010 and 2009, respectively.  Proceeds received by the Company from the exercise of options in 2011, 2010 and 2009 were $43,000, $692,000, and $277,000, respectively.  At December 31, 2011, there was no unrecognized stock-based compensation expense related to unvested stock options.

Warrants

Warrants attached to zero coupon notes were issued to certain members of management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company's common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable forty-two months from the issue date.  These warrants were fully exercised prior to their 2011 expiration date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises during the three years ended December 31, 2011.

	Warrants Exercised
	Shares	Company’s Proceeds from Exercise	Year-End Warrant Share Balance
Warrants outstanding on January 1, 2009	22,220	$33,330	334,046
Warrants exercised in 2009	19,634	$29,451	314,412
Warrants exercised in 2010	238,981	$358,471	75,431
Warrants exercised in 2011	75,431	$113,147	--

15.  Employee Benefit Plans

The Company and its subsidiaries maintain a defined contribution profit-sharing plan (401(k)) covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company's board of directors. The Company made aggregate matching contributions of $573,000, $430,000, and $341,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

F28

Sterling contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If Sterling chooses to stop participating in some of its multiemployer plans, Sterling may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans (dollars in thousands):

Pension Trust	Pension Plan Employer Identification	Pension Protection Act (“PPA”) Certified Zone Status1		FIP / RP Status Pending /	Contributions			Surcharge	Expiration Date of Collective Bargaining
Fund	Number	2011	2010	Implemented2	2011	2010	2009	Imposed	Agreement3
Pension Trust Fund for Operating Engineers Pension Plan....	94-6090764	Orange	Yellow	Yes	$246	$193	$335	No	6/30/2008 - 6/30/2012
All other funds (7)4					2,296	1,307	2,000		Various
			Total Contributions:		$2,542	$1,500	$2,335

1
The most recent PPA zone status available in 2011 and 2010 is for the plan’s year-end during 2010 and 2009, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
3	Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
4
These funds include multiemployer plans for pensions and other employee benefits.  The total individually insignificant multiemployer pension costs contributed were $299,000, $37,000 and $103,000 for 2011, 2010, and 2009, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans.  Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.  Due to our 2011 acquisitions (see Note 2) there has been an increase in the number of Sterling employees that participate in multiemployer plans. There have been no significant changes that affect the comparability of 2010 and 2009 contributions.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

F29

16.  Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Texas Department of Transportation (“TxDOT”)	$75,818	15.1%	$95,198	20.7%	$81,599	20.9.	%
Utah Department of Transportation (“UDOT”)	144,398	28.8	120,492	26.2	*	*
Nevada Department of Transportation (“NDOT”)	*		*		92,137	23.6
North Texas Tollway Authority (“NTTA”)	*		*		52,183	13.4
*Represents less than 10% of revenues

At December 31, 2011, UDOT owed $8.8 million to the Company, which amount is greater than 10% of contract receivables.  At December 31, 2010, TxDOT ($10.8 million), UDOT ($10.1 million), and the Utah Transit Authority ($9.6 million) each owed balances to the Company greater than 10% of contract receivables.

17.  Related Party Transactions

RLW has historically performed construction contracts for entities owned by its noncontrolling interest owners.  These noncontrolling interest owners are also executive managers of RLW, including Mr. Kip Wadsworth who is a member of the board of directors of the Company.  During 2011, the Company recognized approximately $283,000 in revenue and $46,000 in gross profit from a few smaller projects owned by the noncontrolling interest owners’ privately-owned entities.  These related party contracts had a total contract value of $3.2 million. Collections on account related to these projects during 2011 approximated $525,000. During 2011, one of these contractors filed for bankruptcy and as a result $24,000 billed to such entity was deemed uncollectible.

The noncontrolling interest owners are also majority owners of a company with which RLW has a service agreement to provide monthly professional and other services (accounting, payroll, reimbursement, computer and postage) for which RLW is reimbursed on a monthly basis. Billings for these services totaled $615,000 in 2011.  The Company leases its main office for its Utah operations from a second company which is 98% owned by these owners for $228,500 annually plus common area maintenance charges of $80,800 per year.  The office lease expires in 2022.  In addition, the Company leases its equipment maintenance shop for its Utah operations from a third company, which is 98% owned by those owners, for $178,300 annually, plus common area maintenance charges of $71,700 per year.  The shop lease expires in 2022.  The Company also leases field housing for its Utah operations from a company owned by the noncontrolling interest owners for $47,000 annually.  This lease expires in 2014.  During 2011, the Company also paid $72,300 for aircraft services to a company owned 100% by the noncontrolling interest owners.  Management and the Audit Committee of the Board of Directors have reviewed each of these transactions and believe the prices being charged to or by RLW are competitive with what third parties would charge or pay.

During 2010, one of the Company's subsidiaries began purchasing materials for specific contracts of that subsidiary from a company owned by a member of management of that subsidiary.  There were no purchases made in 2011 and purchases in 2010 amounted to approximately $4.5 million.  A deposit of $1.6 million made at December 31, 2009, is included in the $4.5 million of purchases of such material in 2010.

During 2011, the Company paid approximately $274,000 to businesses owned by family members of management for services and material.  An independent member of senior management of the Company reviewed all related party purchases before they were transacted.

JBC leases office and shop space from the former owner who has continued as an employee of JBC. Monthly rent is approximately $8,000, and the leases expire in August 2016. Rentals under these leases totaled $40,000 in 2011.

F30

18.  Quarterly Financial Information (amounts in thousands, except per share data)

	2011 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$99,242	$128,498	$159,427	$113,989	$501,156
Gross profit	7,599	13,582	14,756	3,900	39,837
Income (loss) before income taxes and earnings attributable to noncontrolling interests	1,648	7,437	7,925	(68,726)	(51,716)
Net income (loss) attributable to Sterling common stockholders	44	4,211	3,461	(43,616)	(35,900)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$$0.00	$0.26	$0.21	$(2.72)	$(2.24)
Diluted	$0.00	0.25	0.21	(2.72)	(2.24)

	2010 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$86,157	$116,865	$118,874	$137,997	$459,893
Gross profit	8,249	12,707	12,998	28,751	62,705
Income before income taxes and earnings attributable to noncontrolling interests	3,138	8,113	6,545	18,698	36,494
Net income per share attributable to Sterling common stockholders	1,552	4,667	3,496	9,372	19,087
Net income per share attributable to Sterling common stockholders per share:
Basic	$$0.10	$0.29	$0.21	$0.55	$1.15
Diluted	$0.09	0.29	0.21	0.54	1.13

During the fourth quarter of 2011, the Company completed an evaluation of the carrying value of goodwill resulting in an impairment charge of $67.0 million.  This charge had an impact of $41.8 million on the net loss attributable to Sterling common stockholders (net of the related tax benefits and reduced for the amount attributable to noncontrolling interest owners) or $2.55 per diluted share attributable to Sterling common stockholders. During the fourth quarter of 2011, changes in estimated revenues and gross margin resulted in a net charge of $5.9 million included in the operating loss and a $4.2 million after-tax charge, or $0.26 per diluted share attributable to Sterling common stockholders, included in the net loss attributable to Sterling common stockholders.

F31