Form 10-Q
period 2012-03-31
STERLING CONSTRUCTION CO INC
filed 2012-05-09
CIK 874238

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

At April 30, 2012, there were 16,324,212 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.	Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,610	$16,371
Short-term investments	43,582	44,855
Contracts receivable, including retainage	72,893	74,875
Costs and estimated earnings in excess of billings on uncompleted contracts	17,822	16,509
Inventories	3,398	1,922
Deferred tax asset, net	521	1,302
Receivables from and equity in construction joint ventures	7,546	6,057
Deposits and other current assets	3,876	2,132
Total current assets	166,248	164,023
Property and equipment, net	82,680	83,429
Goodwill	54,500	54,050
Other assets, net	5,435	2,329
Total assets	$308,863	$303,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,826	$40,064
Billings in excess of costs and estimated earnings on uncompleted contracts	21,014	18,583
Current maturities of long-term debt	573	573
Income taxes payable	66	2,013
Accrued compensation	5,385	5,329
Other current liabilities	2,250	2,723
Total current liabilities	74,114	69,285
Long-term liabilities:
Long-term debt, net of current maturities	245	263
Other long-term liabilities	2,398	2,597
Total long-term liabilities	2,643	2,860
Commitments and contingencies (Note 7)
Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures	24,346	16,848
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,322,912 and 16,321,116 shares issued	163	163
Additional paid in capital	196,240	196,143
Retained earnings	9,310	16,509
Accumulated other comprehensive income	538	496
Total Sterling common stockholders’ equity	206,251	213,311
Noncontrolling interests	1,509	1,527
Total equity	207,760	214,838
Total liabilities and equity	$308,863	$303,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$98,425	$99,242
Cost of revenues	(96,552)	(91,643)
Gross profit	1,873	7,599
General and administrative expenses	(7,666)	(6,056)
Other income	1,231	145
Operating income (loss)	(4,562)	1,688
Gain (loss) on sale of securities and other	750	(204)
Interest income	416	378
Interest expense	(385)	(214)
Income (loss ) before income taxes and earnings attributable to noncontrolling interests	(3,781)	1,648
Income tax benefit (expense)	3,976	(166)
Net income	195	1,482
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(7,695)	(1,438)
Net income (loss) attributable to Sterling common stockholders	$(7,500)	$44

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.44)	$0.00
Diluted	$(0.44)	$0.00

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,322,477	16,464,842
Diluted	16,322,477	16,624,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Sterling common stockholders	$(7,500)	$44
Net loss attributable to noncontrolling interests included in equity	(18)	--
Net income attributable to noncontrolling interests included in liabilities	7,713	1,438
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) / loss from available-for-sale securities	(299)	133
Change in unrealized holding gain (loss) on available-for-sale securities	180	(99)
Realized loss from settlement of derivatives	2	--
Change in the effective portion of unrealized gain in fair market value of derivatives	159	--
Comprehensive income	$237	$1,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2012	16,321	$163	--	$--	$196,143	$16,509	$496	$1,527	$214,838
Net loss	--	--	--	--	--	(7,500)	--	(18)	(7,518)
Other comprehensive income	--	--	--	--	--	--	42	--	42
Stock issued upon option exercises	2	--	--	--	5	--	--	--	5
Excess tax benefits from exercise of stock options	--	--	--	--	(13)	--	--	--	(13)
Issuance and amortization of restricted stock	--	--	--	--	105	--	--	--	105
Revaluation of noncontrolling interest RLW put/call liability	--	--	--	--	--	301	--	--	301
Balance at March 31, 2012	16,323	$163	--	$--	$196,240	$9,310	$538	$1,509	$207,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$(7,500)	$44
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	7,695	1,438
Net income	195	1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,530	4,211
Gain on disposal of property and equipment	(1,204)	(145)
Deferred tax (benefit) expense	(2,951)	1,268
Interest expense accreted on discounted liabilities	248	212
Stock-based compensation expense	105	125
Loss (gain) on sale of securities and other	(649)	204
Other	18	--
Changes in operating assets and liabilities:
Decrease in contracts receivable	1,982	5,403
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(1,312)	(4,651)
Increase (decrease) in receivables from and equity in construction joint ventures	(1,489)	456
Increase in income tax receivable	(1,079)	(2,866)
Increase in inventories, deposits and other current assets	(1,906)	(113)
Increase (decrease) in accounts payable	4,762	(575)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	2,431	40
Increase (decrease) in accrued compensation and other liabilities	(2,303)	395
Net cash provided by operating activities	1,378	5,446
Cash flows from investing activities:
Additions to property and equipment	(5,910)	(8,433)
Purchases of short-term securities, available for sale	(9,779)	(57,516)
Sales of short-term securities, available for sale	11,325	27,364
Proceeds from sales of property and equipment	3,306	182
Net cash used in investing activities	(1,058)	(38,403)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	1,000	1,000
Cumulative daily repayments – Credit Facility	(1,000)	(1,000)
Distributions to noncontrolling interest owners	--	(3,900)
Purchases of treasury stock	--	(196)
Other	(81)	(18)
Net cash used in financing activities	(81)	(4,114)
Net increase (decrease) in cash and cash equivalents	239	(37,071)
Cash and cash equivalents at beginning of period	16,371	49,441
Cash and cash equivalents at end of period	$16,610	$12,370
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$120	$2
Cash paid during the period for income taxes	$2,000	$1,665
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$--	$1,054
Revaluation of noncontrolling interest – RLW put/call liability, net of tax	301	--

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

For a more detailed discussion of the Company’s business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and the sections of this Report entitled “Backlog at March 31, 2012” and “Our Markets” under Item 2.

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

On August 1, 2011, we acquired a 50% interest in a limited partnership which the Company determined to be a variable interest entity.  Prior to this, the Company had no participation in an entity determined to be a variable interest entity.  As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K, the Company determined that it exercises primary control over activities of Myers & Sons Construction, L.P. (“Myers”), and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates Myers in the consolidated financial statements and includes the other partners' interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

Where the Company is a noncontrolling joint venture partner, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets.  See Note 6 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2011 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2012 and the results of operations and cash flows for the periods presented.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Since the economic downturn in late 2008 and throughout the years 2009, 2010, and 2011, the bidding environment in our markets has been much more competitive than in the past because of the following:

•	Reduced federal, state and local spending on transportation and water-related infrastructure.
•
Traditional competitors on larger transportation and water infrastructure projects appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their backlogs.

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

•	The entry of new competitors from other states.

These factors have limited our ability to replenish our backlog through successful bids for new projects and have compressed the profitability on the new projects where we submitted successful bids. While we have been more aggressive in reducing the anticipated margins we use to bid on some projects, we have not bid at anticipated loss margins in order to obtain new backlog.

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

Other  Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K.  These accounting policies include, but are not limited to, those related to:

•	contracts receivable, including retainage
•	revenue recognition
•	valuation of property and equipment, goodwill and other long-lived assets
•	construction joint ventures
•	income taxes
•	segment reporting

There have been no material changes to significant accounting policies since December 31, 2011.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin on certain construction projects during the three months ended March 31, 2012 resulted in a net charge of $3.9 million included in the operating results and a $2.4 million after-tax charge or $0.15 per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), $500,000 of demand notes payable, the put related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 8 regarding the fair value of the put and the earn-out liability.  We had one mortgage outstanding at March 31, 2012 and December 31, 2011 with a remaining balance of $318,000 and $336,000, respectively.  The mortgage was accruing interest at 3.50% at both March 31, 2012 and December 31, 2011 and contains pre-payment penalties.  At March 31, 2012 and December 31, 2011 the fair value of the mortgage approximated the book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The recorded value of the demand notes payable approximates the fair value as the interest rate approximates market rates and as the notes are due upon demand (i.e., they are short-term in nature).  See Note 10 for further information regarding the demand notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with fair value measurements.  This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurement in accordance with U.S. generally accepted accounting principles.  The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Reclassifications

Balances related to accrued accounts payable which had been included in “Other current liabilities” in the prior year balance sheet have been reclassified to “Accounts payable” to conform to current year presentation.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2012, $7.6 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At March 31, 2012, cash and cash equivalents included $14.2 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities and measured at fair value as required under applicable GAAP.  Government bonds have maturity dates of 2014-2041.  At March 31, 2012 and December 31, 2011, the Company had short-term investments as follows (in thousands):

	March 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$22,925	$22,925	$--	$230	$8
Municipal bonds	20,657	--	20,657	614	34
Total securities available-for-sale	$43,582	$22,925	$20,657	$844	$42

	December 31, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$24,851	$24,851	$--	$383	$--
Municipal bonds	20,004	--	20,004	617	15
Total securities available-for-sale	$44,855	$24,851	$20,004	$1,000	$15

The amortized cost basis of the above securities at March 31, 2012 and December 31, 2011 was $42.9 million and $44.3 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.0 million and $19.4 million at March 31, 2012 and December 31, 2011, respectively.

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

Gains and losses realized on short-term investment securities are included in “Gains (losses) on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, as the gains and losses may be temporary.  At March 31, 2012, the unrealized gains (losses) on short-term investments included in accumulated other comprehensive income, net of taxes of $281,000, was $521,000. Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

For the three months ended March 31, 2012 and 2011, the Company earned interest income of $353,000, and $378,000, respectively, on its cash, cash equivalents and short-term investments.

3.	Construction Joint Ventures

We participate in various construction joint ventures.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  See Note 6 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (in thousands):

	March 31, 2012	December 31, 2011
Total combined:
Current assets	$121,501	$108,458
Less current liabilities	(90,522)	(86,023)
Net assets	$30,979	$22,435
Backlog	$454,053	$539,844

Sterling’s noncontrolling interest in backlog	$112,445	$127,130
Sterling’s receivables from and equity in net assets of construction joint ventures	$7,546	$6,057

	Three Months Ended March 31,
	2012	2011
Total combined:
Revenues	$90,374	$86,686
Income before tax	8,562	6,927

Sterling’s noncontrolling interest:
Revenues	$15,916	$10,841
Income before tax	1,413	828

4.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Construction equipment	$121,702	$125,222
Transportation equipment	16,158	17,963
Buildings	7,260	4,729
Office equipment	1,305	1,077
Construction in progress	484	2,544
Land	4,186	3,026
Water rights	200	200
	151,295	154,761
Less accumulated depreciation	(68,615)	(71,332)
	$82,680	$83,429

Construction in progress at March 31, 2012 consisted primarily of expenditures for a new office in San Antonio, Texas.  In addition to the expenditures for the new office in San Antonio, construction in progress at December 31, 2011 consisted primarily of expenditures for a new office in Dallas, Texas which was completed during the three months ended March 31, 2012.

5.	Derivative Financial Instruments

During the quarter ended June 30, 2011, the Company began entering into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel.  Historically, fuel prices have been volatile because of supply and demand factors, worldwide political factors and general economic conditions.  The objective of the Company in executing the hedge is to mitigate the fuel price volatility that could adversely affect forecasted cash flows and earnings related to construction contracts.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for off-road ultra-low sulfur diesel (“ULSD”).  The Company has designated its commodity derivative contracts as cash flow hedges designed to achieve more predictable cash flows, as well as to reduce its exposure to price volatility.  While the use of derivative instruments limits the downside risk of adverse price movements, they also limit future benefits from reductions in costs as a result of favorable market price movements.

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

At March 31, 2012, pre-tax accumulated other comprehensive income (loss), net of related taxes of $9,000, consisted of unrecognized gains of $26,000 representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three months ended March 31, 2012, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $3,000.

At March 31, 2012, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 660,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 30,000 gallons over the period from April 2012 to December 2013 at fixed prices per gallon ranging from $2.99 to $3.33.

The derivative instruments are recorded on the consolidated condensed balance sheet at fair value and include $2,900 in other deposits and other current assets for the March 2012 contract which settled in April 2012.  The fair values, excluding the $2,900 settled in 2012, are as follows (in thousands):

Balance Sheet Location	March 31, 2012	December 31, 2011
Derivative assets:
Deposits and other current assets	$27	$--
Other assets, net	--	--
	$27	$--
Derivative liabilities:
Other current liabilities	--	$147
Other long-term liabilities	1	76
	$1	$223

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,	March 31,
	2012	2011
Increase in fair value of derivatives included in other comprehensive income (effective portion)	$249	$--
Realized loss included in cost of revenues (effective portion)	(3)	--
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	--	--

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

Fair Value

Derivative financial instruments are carried at fair value as required by applicable GAAP.  Commodity derivative instruments consist of fixed rate commodity swaps to hedge the price risk associated with changes in the price of diesel fuel.  The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s mark-to-market statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 2 for a description of the inputs used to value the information shown above.

At March 31, 2012 and December 31, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Income Taxes

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company’s 2007 through 2009 U.S. federal income tax returns are currently being examined by the I.R.S.; however, management expects there will be no material adjustments, interest or penalties from such examination.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and any penalties as administrative expenses.

The income tax expense in the accompanying condensed consolidated financial statements consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Current tax benefit	$(1,025)	$(1,102)
Deferred tax expense (benefit)	(2,951)	1,268
Total tax expense (benefit)	$(3,976)	$166

Current income tax expense (benefit) represents federal and state taxes based on income (loss) or a component thereof expected to be included in the tax returns for the years shown.  The deferred tax benefit in the three months ended March 31, 2012 reflects, among other temporary timing differences, the tax impact of $2,351,000 related to the $6,717,000 increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 8.  The deferred income tax expense (benefit), based on temporary timing differences, is expected to be payable in future years.

The income tax expense (benefit) for the three months ended March 31, 2012 and 2011 differ from the amounts using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2012		2011
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(1,323)	35.0%	$577	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(15)	0.4	201	12.2
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(2,694)	71.2	(503)	(30.5)
Non-taxable interest income	(122)	3.2	(128)	(7.8)
Other permanent differences	178	(4.6)	19	1.2
Income tax expense (benefit)	$(3,976)	105.2%	$166	10.1%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.	Contingencies Related to Litigation

In January 2010, a jury trial was held to resolve a dispute between Road and Highway Builders, LLC (“RHB”) and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. While the Company has recorded this verdict as an expense in 2009, the Company has appealed this judgment as it believes that as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney’s fees pending the results of the appeal.  The appeal was heard by the Nevada Supreme Court on November 3, 2011, and the Company anticipates that the court will make its decision by mid-2012.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company.

8.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners' Interests

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On August 1, 2011, the Company purchased a 50% interest in Myers & Sons Construction, L.P. (“Myers”).  Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California.

See Note 10 regarding the determination that Myers’ is a variable interest entity and the resulting impact on the condensed consolidated financial statements.

The following table shows the amounts of JBC’s and Myers’ revenue and earnings included in the Company’s condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 as well as the revenue and earnings of the combined entity for the three months ended March 31, 2011 had the acquisition dates been January 1, 2011 (in thousands):

	Revenue	Net Income Attributable to Sterling Common Stockholders
JBC actual from January 1, 2012 to March 31, 2012	$7,375	$76
Myers actual from January 1, 2012 to March 31, 2012	4,514	(12)
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2011 – 3/31/2011 (unaudited)	101,813	(137)

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW in 2013, and concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW Put/Call”). The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The noncontrolling owners’ interests, including the obligation under the RLW Put/Call, were recorded at their estimated fair value at the date of acquisition as “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheet.

Annual interest is accreted for the RLW Put/Call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $248,000 and $212,000 for the three months ended March 31, 2012 and 2011 and is recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW Put/Call was decreased by $463,000 during the three months ended March 31, 2012, and this change, net of tax of $162,000, has been reported as a charge to retained earnings.

The obligation associated with the RLW Put/Call as well as any undistributed earnings to the noncontrolling interest owners is included in “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.

On October 31, 2007, the Company purchased a 91.67% interest in RHB.  The noncontrolling interest owner of RHB had the right to put, or require the Company to buy, his remaining 8.33% interest in the subsidiary and, concurrently, the Company had the right to require that the owner sell his 8.33% interest to the Company, in 2011.  On March 17, 2011, the right to put/call the RHB noncontrolling interest was extended to anytime between that date and December 31, 2012.  In addition the price was increased from $7.1 million to $8.2 million which settled $1.1 million of accrued amounts due to the noncontrolling interest owner under the October 31, 2007 purchase agreement.  In September 2011, the noncontrolling owner exercised his right to put his remaining interest of 8.33% in RHB to the Company for $8.2 million.  This transaction was completed in December 2011 under the terms of the agreement.

See Note 2 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for further information regarding the acquisitions discussed above.

Changes in Obligation for Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$16,848	$28,724
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	7,713	1,438
Accretion of interest on RLW Put/Call	248	212
Change in fair value of RLW Put/Call	(463)	--
Change in fair value of RHB Put/Call	--	1,054
Distributions to noncontrolling interest owners	--	(3,900)
Balance, end of period	$24,346	$27,528

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the three months ended March 31, 2012 shown in the accompanying condensed consolidated statement of operations of $7,695,000 includes $7,713,000 attributable to the RLW noncontrolling interest owners which is reflected in “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures” and a loss of $18,000 attributable to other noncontrolling interest owners which is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

Subsequent to the issuance of the financial statements for December 31, 2011, the members of RLW, including the Company, agreed to amend their operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6,717,000 during the three months ended March 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2,351,000 which increased the tax benefit for the period.

9.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 7 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for further information.  We recorded stock-based compensation expense of $105,000 and $125,000 for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, total unrecognized compensation expense related to restricted stock awards was $456,000.  This cost is expected to be recognized over a weighted average period of 1.7 years.  There was no unrecognized compensation expense related to stock options at March 31, 2012.  Proceeds received by the Company from the exercise of options and warrants for the three months ended March 31, 2012 and 2011 were approximately $5,000 and $0, respectively.  No options were granted in the three months ended March 31, 2012 or 2011.

At March 31, 2012, there were 71,480 and 52,100 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not vested.

10.	Variable Interest Entities

We own a 50% interest in Myers of which we are the primary beneficiary and have consolidated Myers into our financial statements.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.  See Note 7 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (in thousands):

	March 31, 2012	December 31 2011
Assets:
Current assets:
Cash and cash equivalents	$1,091	$1,365
Contracts receivable, including retainage	3,432	2,244
Other current assets	1,618	419
Total current assets	6,141	4,028
Property and equipment, net	1,268	926
Goodwill	1,541	1,541
Total assets	$8,950	$6,495
Liabilities:
Current liabilities:
Accounts payable	$4,147	$1,134
Other current liabilities	1,825	2,323
Total current liabilities	5,972	3,457
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$5,972	$3,457

Three Months Ended March 31, 2012
Revenues	$4,514
Operating loss	(31)
Net loss attributable to Sterling common stockholders	(12)

Other current liabilities shown in the table above include $500,000 in demand notes payable that are due to one of the noncontrolling interest owners.

11.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to Sterling common stockholders	$(7,500)	$44
Revaluation of noncontrolling interest put/call liability reflected in retained earnings, net of tax	301	--
	$(7,199)	$44
Denominator:
Weighted average common shares outstanding — basic	16,322	16,465
Shares for dilutive stock options and warrants	--	160
Weighted average common shares outstanding and assumed conversions— diluted	16,322	16,625
Basic net income (loss) per share attributable to Sterling common stockholders	$(0.44)	$0.00
Diluted net income (loss) per share attributable to Sterling common stockholders	$(0.44)	$0.00

There were 2,800 and 95,107 weighted average options outstanding during the three months ended March 31, 2012 and 2011 which were considered antidilutive as the option exercise price exceeded the average share market price and were therefore excluded from the denominator used for computing diluted net income (loss) per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 59,444 shares of stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2012 as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

12.	Subsequent Event

In January 2012, the Company assumed seven construction contracts with $25.0 million of unearned revenues from Aggregate Industries – SWR, Inc. (“AI”), an unrelated third party.  On April 27, 2012, RHB entered into a merger agreement with two companies that were wholly owned by Richard Buenting, the President and Chief Executive Officer of RHB.  In exchange, the Company granted Mr. Buenting a 50% member interest in RHB.  The assets of the acquired companies primarily consisted of construction related machinery and equipment and land with quarries with fair values totaling approximately $12.0 million which had been acquired from AI in January 2012.  In addition, AI entered into a two-year non-compete agreement with respect to Utah, Idaho and Montana as well as certain areas of Nevada.  Based on a fairness opinion obtained by the Company, it was determined that the fair value of the companies acquired from Mr. Buenting exceeded the fair value of the 50% interest in RHB granted to him.

The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make an offer to buy the other owner’s 50% interest in RHB or sell their 50% interest in RHB at a price which they specify.  Upon receipt of an offer to buy their interest, the other owner may either accept the offer or elect to buy the other owner’s 50% interest.  Similarly in the instance of an offer to sell, the other owner may either agree to buy the other owner’s 50% interest or require the other owner to buy their 50% interest.  The agreement also provides that the Company will provide RHB with a $5 million line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Comment Regarding Forward-Looking Statements

This Report includes statements that are, or may be considered to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are included throughout this Report, including in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.  We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases to identify forward-looking statements in this Report.

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

●
changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

●
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

●
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’, and joint venture partners’ failure to perform;

●
the effects of estimates inherent in our percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

●	design/build contracts which subject us to the risk of design errors and omissions;
●
cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, and cost escalations associated with subcontractors and labor;

●	our dependence on a limited number of significant customers;
●
adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

●
the presence of competitors with greater financial resources or lower margin requirements than ours, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

●	our ability to successfully identify, finance, complete and integrate acquisitions;
●	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
●	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
●	the instability of certain financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;
●	adverse economic conditions in our markets; and
●	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) under “Item 1A. —Risk Factors.”

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

Sterling has grown its operations by expanding both its service profile and  market areas. This involved adding services, such as concrete operations, in order to capture a greater percentage of available work in current and potential markets.  It also involved strategically expanding operations, either by establishing a branch office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.  Sterling extended both its service profile and its geographic market reach with the 2009 acquisition of Ralph L. Wadsworth Construction Company, LLC (“RLW”), which has operations primarily in Utah, and the 2011 acquisitions of J. Banicki Construction, Inc. (“JBC”) and Myers & Sons Construction, L.P. (“Myers”) with operations in Arizona and California, respectively.

Sterling operates primarily in Texas, Utah, Nevada, Arizona and California, states that management believes benefit from both positive long-term demographic trends as well as a historical commitment to funding transportation and water infrastructure projects.   Currently, the Company also has highway construction contracts in Hawaii, Montana and Louisiana.  From 2005 to 2010, the populations of Texas, Utah, Nevada, Arizona and California grew 10.2%, 15.8%, 14.8%, 9.1% and 3.5%, respectively, compared to approximately 4.5% for the national average.  While the near-term funding available to these markets is currently limited, management anticipates that long-term population growth and increases in required spending for infrastructure in these markets will positively affect business opportunities over the coming years.

For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2011 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended March 31, 2012 and “Prior Quarter” refers to the three month period ended March 31, 2011.

Financial Results for 2010, 2011 and the Current Quarter, Operational Issues and Outlook for 2012 Financial Results

As discussed further in the 2011 Form 10-K, the Company’s 2011 results were well below those of 2010 as a result of a pre-tax charge of $67.0 million related to the impairment of goodwill and a decline in our overall margins which were adversely affected by production issues on a number of construction projects, primarily in the fourth quarter of 2011.  These declines were in part a result of revisions to estimated profitability on construction projects, both favorable and unfavorable, which resulted in a net pre-tax charge of $11.8 million in 2011.

In the Current Quarter, the Company had an operating loss of $4.6 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $3.8 million, net loss attributable to Sterling common stockholders of $7.5 million and net loss per diluted share attributable to Sterling common stockholders of $0.44. Included in the net loss attributable to Sterling common stockholders is additional earnings allocated to noncontrolling interest owners of $6.7 million, or $4.4 million net of tax, resulting from an amendment to the RLW member agreement to change the treatment of goodwill impairments for purposes of determining net income distributable to RLW’s members.  This is discussed further in Note 8.

Although revenues for the Current Quarter decreased less than 1% from the Prior Quarter, our overall margins continued to be adversely affected by production issues which affected a number of construction projects.  These declines in revenues and gross margins were in part a result of revisions to estimated profitability on certain construction projects, both favorable and unfavorable, which resulted in a net pre-tax charge of $3.9 million in the Current Quarter.

The majority of our revenues and backlog is derived from fixed unit price contracts. Some of our revenues are derived from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. As discussed in “Item 1A. Risk Factors” in the 2011 Form 10-K, we realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or result in a loss, negatively affecting our cash flow, earnings and financial position.  While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which caused the net charge related to the revision in estimated revenues and gross profits in the Current Quarter were:

●	conditions or contract requirements that differed from those assumed in the original bid or contract;

●	increases in equipment costs;

●	lower than expected productivity levels;

●	failure by certain suppliers, subcontractors or customers to perform certain of their obligations;

●	shortages in the availability of skilled workers in the geographic location of certain projects, especially due to the rapid expansion of our business in certain markets; and

●	delays in quickly identifying and taking measures to address issues that arose during construction.

In view of the significant revisions to estimated gross profits on contracts identified in the fourth quarter of 2011, management undertook a thorough review and determined that some of these revisions related to prior periods, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in those prior periods had the changes been made in the appropriate period.  Management also determined that the procedures performed by operating personnel to make periodic revisions in estimates, and the reviews of those estimates by operations management, were not adequate or timely enough in some instances to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.  Management determined that this deficiency in our internal controls was such that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis and, therefore, this deficiency constituted a material weakness as of December 31, 2011.  Management has determined that this material weakness continued to exist as of March 31, 2012.

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, management believes that there are internal changes that we can make in order to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment.  We are undertaking changes in the following areas:

●	changing roles and responsibilities to improve functional support and controls;

●	developing management tools designed to improve the estimating process and increase the oversight of that process;

●	implementing processes designed to better identify, evaluate and quantify risks for individual projects;

●	improving the methodologies for allocating overhead, indirect costs and equipment costs to individual projects; and

●	improving the timeliness and content of reporting available to operations management.

Although improvements have been made to the estimation process, there has not yet been an adequate period of time since the changes have been implemented to evaluate the effectiveness of these changes, and we have determined that the material weakness continues to exist as of March 31, 2012.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Contracts for our highway and related bridge work are generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.  The SAFETEA-LU bill expired on September 30, 2009, and the federal government has been extending financial assistance to the states on an interim basis, most recently through June 30, 2012.  However, the federal government has not enacted a long-term, multi-year highway bill with adequate funding to enable the states to know that funding will be sufficient for the states to award large, two to four-year highway and bridge construction contracts.  We are unable to predict when or on what terms the federal government might ultimately enact long-term legislation similar to the SAFETEA-LU bill.  The failure to enact a long-term, multi-year highway bill with adequate funding has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects.

While we expect that implementation of the internal changes discussed above will improve profitability in the future, we do not expect to see a substantial impact on our 2012 results.  In addition, the continuing failure of the federal government to enact a long-term multi-year highway bill with adequate funding is expected to adversely affect infrastructure capital expenditures in all our markets in 2012, and we expect continued pressure on our gross margins on new contract awards until this situation is alleviated.  Projects in our backlog generally take 12 to 36 months to complete, and we currently estimate that $565 million of our $868 million in backlog at March 31, 2012 will be constructed in the remainder of 2012.  Based on our current estimates, the gross margin in our backlog for 2012 is lower than the gross margin of 8.0% realized in 2011, partly as a result of the operational issues in 2011 and the Current Quarter which resulted in the downward revisions of estimated gross profits on a number of construction projects that were in progress at December 31, 2011 and March 31, 2012 and partly as a result of competitive bidding pressures when the contracts were added to backlog.

We expect that revenues will increase more than 25% from 2011 to 2012 as a result of the higher backlog at the end of 2011 as compared to 2010, the impact of a full year of operations for JBC and Myers, both of which were acquired in August 2011, and contract awards of $194 million from January 1, 2012 through March 31, 2012.  However, as discussed above, based on estimated gross margins in our current backlog, we expect our overall gross margins for 2012 to be lower than the 8.0% reported for 2011.  As a result, we anticipate that our net income and diluted earnings per common share of stock attributable to Sterling common stockholders for the period from April 1, 2012 to December 31, 2012 will be comparable to the $5.9 million and $0.31 per share reported for the same period in 2011 (after excluding the $41.8 million and $2.55 per share impact of the goodwill impairment).

Our Markets

Demand for transportation and water infrastructure depends on a variety of factors, including overall population growth, economic expansion and the vitality of the market areas in which we operate, as well as unique local topographical, structural and environmental issues. In addition to these factors, demand for the replacement of infrastructure is driven by the general aging of infrastructure and the need for technical improvements to achieve more efficient or safer use of infrastructure and resources. Funding for this infrastructure depends on federal, state and local governmental resources, budgets and authorizations.  Each of these factors is discussed more fully in “Item 1.  Business−Our Markets” in the 2011 Form 10-K.

According to 2010 U.S. Census Bureau information, Texas, Utah, Nevada, Arizona and California each experienced significant population growth from 2005 to 2010 and over the long-term these states are expected to continue to experience population increases from 25.1 million, 2.8 million, 2.7 million, 6.4 million and 37 million people in 2010, respectively, to populations of over 33 million, 3 million, 4 million, 10 million and 46 million, respectively, by 2030.

The U.S. Department of Transportation (“U.S.DOT”) had actual appropriations of $41.8 billion for federal highway financial assistance to the states for 2011, has authority to spend $41.5 billion in the fiscal year ending September 30, 2012 and has requested authority to spend $42.6 billion in the fiscal year ending September 30, 2013 for highways and bridges. Spending for fiscal year 2013 is subject to appropriations by the federal government.

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

In 2007, the voters of the State of Texas approved $5.0 billion of bonds for highway construction (“Prop 12 Bonds”) to be repaid out of the State's general funds. The transportation construction expenditures for 2010 and 2011 were partially funded by $2.0 billion of proceeds from the Prop 12 Bonds, and the budget for the biennium 2012-2013 includes the remaining $3.0 billion of proceeds from the Prop 12 Bonds.

TxDOT contract awards (“lettings”) for transportation construction projects are estimated to be $4.2 billion in 2012 and $4.1 billion in 2013, including a statewide and local portion of the Prop 12 Bonds discussed above.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities; however, such spending could be limited by federal, state and local funding limitations.

Spending for highway and bridge construction in Utah was $1.3 billion in 2011, and $700.9 million has been authorized for 2012. The details of the capital spending for 2013 have not been released; however the Utah Governor’s recommendation for total capital spending in 2013 is approximately $911 million compared with $1.4 billion recommended for 2012.

Nevada’s budget for construction of roadways and facilities is $377 million in 2012 and $369 million in 2013 compared with expenditures of between $300 million and $400 million in each of the 2010 and 2011 fiscal years.

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

Since 2008, the bidding environment in our markets has been much more competitive than in the past because of the following:

●	Reduced federal, state and local spending on transportation and water-related infrastructure.

●
Traditional competitors on larger transportation and water infrastructure projects appear to have been bidding at less than normal margins, sometimes at bid levels below our break-even pricing, in order to replenish their backlogs.

●
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

●	The entry of new competitors from other states.

These factors have limited our ability to replenish our backlog through successful bids for new projects and have compressed the profitability on many new projects where we submitted successful bids.  While we have been more aggressive in bidding for some projects, we have not bid at prices where we anticipated we would incur loss margins in order to obtain new backlog.  Nevertheless, in some instances we determined subsequent to the award that a job would most likely have a loss margin. Consistent with our policy, these losses are recorded when they become known.

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, the federal government has been extending financial assistance to the states on an interim basis, most recently through June 30, 2012, and continued deferral of new funding legislation or reductions in federal funding may negatively impact the states’ highway and bridge construction contract awards for their fiscal years 2012 and beyond.  We are unable to predict when or on what terms the federal government might enact long-term infrastructure funding legislation.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

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

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects. See “Recent Developments ― Financial Results for 2011, Operational Issues and Outlook for 2012 Financial Results” in the 2011 Form 10-K  for further discussion of the impact on our financial results.

While we do expect that our markets will ultimately recover from the conditions described above and that our backlog and revenues will grow and gross margins, net income and earnings per share will return to levels more consistent with historical rates of return, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Business−Markets,” “Business−Our Customers” and “Business−Competition” in the 2011 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at March 31, 2012

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. As construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. During the Current Quarter, we were awarded or were the apparent low bidder on $194 million in contracts, and at March 31, 2012, our backlog of $868 million included approximately $11 million of expected revenues for which the contracts had not yet been officially awarded. Historically, very few contracts that we have added to backlog have not subsequently been awarded and these have not materially affected our results of operations or financial condition.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Results of Operations for the Current Quarter as Compared to the Prior Quarter

	Three Months Ended March 31,
	2012	2011	%
	(Dollar amounts in thousands)
Revenues	$98,425	99,242	(0.8)
Gross profit	$1,873	$7,599	(75.4)
General and administrative expenses	(7,666)	(6,056)	26.6
Other income	1,231	145	NM
Operating income (loss)	(4,562)	1,688	NM
Gains (losses) on the sale of securities and other	750	(204)	NM
Interest income	416	378	10.1
Interest expense	(385)	(214)	79.9
Income (loss) before taxes	(3,781)	1,648	NM
Income tax benefit (expense)	3,976	(166)	NM
Net income	195	1,482	NM
Net income attributable to noncontrolling interest in earnings of subsidiaries	(7,695)	(1,438)	NM
Net income (loss) attributable to Sterling common stockholders	$(7,500)	$44	NM
Gross margin	1.9%	7.7%	(75.3)
Operating margin	(4.6)%	1.7%	NM

	Amount as of
	March 31, 2012	December 31, 2011
Contract backlog, end of period	$868,000	$741,000
NM – Not meaningful.

Revenues

Revenues were slightly lower for the Current Quarter compared with the Prior Quarter. While we had $11.9 million in revenues in Arizona and California attributable to JBC and Myers which were acquired on August 1, 2011, revenues from contracts in Texas, Nevada and Utah declined from the prior year.  Most of the decline was in Texas.

Gross Profit

Gross profit decreased $5.7 million for the Current Quarter compared with the Prior Quarter and gross margins declined to 1.9% in the Current Quarter from 7.7% in the Prior Quarter due to net downward revisions of estimated revenues and gross profit on a number of construction projects, primarily in Texas.  The net revisions to contract estimates were the result of different factors affecting various contracts, some positively and some negatively. While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which caused the net charge in the Current Quarter were:

●	conditions or contract requirements that differed from those assumed in the original bid or contract;
●	increases in equipment costs;
●	lower than expected productivity levels;
●	failure by certain suppliers, subcontractors or customers to perform certain of their obligations;
●	shortages in the availability of skilled workers in the geographic location of certain projects, especially due to the rapid expansion of our business in certain markets; and
●	delays in quickly identifying and taking measures to address issues which arose during construction.

At March 31, 2012, we had approximately 96 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses, net of other income

General and administrative expenses for Current Quarter included general and administrative expenses for JBC and Myers which we acquired on August 1, 2011 as well as an increase in professional fees.  As a percent of revenues, general and administrative expenses increased to 7.8% in the Current Quarter compared with 6.1% in the Prior Quarter.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were 105.2% and 10.1%, respectively, and varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling, the impact of applying the estimated overall effective rate for 2012 to Current Quarter pretax income in order to allocate the tax provision within the current annual period and the impact of nontaxable interest income.  Excluding the impact of net income attributable to noncontrolling interest owners, our effective income tax rates for the Current and Prior Quarters were 34.0% and 40.6%, respectively.

Net income attributable to noncontrolling interests

The increase in net income attributable to noncontrolling interest owners in the Current Quarter compared with the Prior Quarter is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW, our 80% owned subsidiary. As discussed further in Note 8 to the condensed consolidated financial statements, the members of RLW, including the Company, agreed to amend their operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6,717,000 during the three months ended March 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2,351,000 which increased the tax benefit for the period.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,378	$5,446
Capital expenditures	(5,910)	(8,433)
Proceeds from sales of property and equipment	3,306	182
Net sales (purchases) of short-term securities	1,546	(30,152)
Financing activities	(81)	(4,114)
Total	$239	$(37,071)

	Amount as of
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$16,610	$16,371
Working capital	$92,134	$94,738

Operating Activities

Significant non-cash items included in operating activities are:

●
depreciation and amortization which increased to $4.5 million in the Current Quarter as compared to $4.2 million in the Prior Quarter as a result of an increase in capital expenditures as well as depreciation associated with JBC and Myers which were acquired August 1, 2011; and

●
deferred tax benefit of $3.0 million in the Current Quarter is primarily attributable to the $2.4 million tax impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 8; deferred tax expense of $1.3 million in the Prior Quarter is primarily the result of recognizing accelerated depreciation methods used on equipment for tax purposes as compared to straight-line depreciation used for financial reporting purposes and amortizing goodwill for tax return purposes but not for financial reporting purposes.

Besides the net income (loss) in the Current and Prior Quarters and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) were:

●
contracts receivable decreased by $2.0 million in the Current Quarter and $5.4 million in the Prior Quarter  while the excess of billings over costs incurred and estimated earnings increased by $1.1 million in the Current Quarter and  $4.6 million in the Prior Quarter;

●
the increase in income tax receivable of $1.1 million in the Current Quarter is the result of estimated benefit from carrying back the tax net operating loss forecasted for 2012; the increase in income tax receivable of $2.9 million in the Prior Quarter is the result of estimated tax payments which were refunded in connection with the filing of our 2010 tax return;

●	accounts payable increased by $4.8 million in the Current Quarter and decreased by $0.6 million in the Prior Quarter; and
●	accrued compensation and other liabilities decreased by $2.3 million in the Current Quarter and increased by $0.4 million in the Prior Quarter.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $5.9 million for the Current Quarter.  Proceeds from the sale of property and equipment totaled $3.3 million for the Current Quarter with an associated net gain of $1.2 million.  For the year ended December 31, 2011, capital expenditures totaled $24.0 million while proceeds from the sale of property and equipment totaled $1.3 million. Management expects capital expenditures in 2012 to be higher than 2011 to support our higher level of operations and to replace equipment.  In addition, proceeds from sales of property and equipment in the Current Quarter have been higher than in previous periods as management undertook a program to dispose of underutilized and aging equipment.

During the Current Quarter, the Company had net sales of short-term securities of $1.5 million as compared to net purchases of short-term securities of $30.2 million in the Prior Quarter.  The net purchases in the Prior Quarter were primarily due to the investment of cash generated by operations, after capital expenditures.

Financing Activities

Financing activities in the Current Quarter consisted of drawdowns and repayments on the Credit Facility.  Financing Activities in the Prior Quarter primarily reflect distributions to noncontrolling interest owners of $3.9 million.  Subsequent to March 31, 2012, the members of RLW approved the distribution of net income for the three months ended December 31, 2011 in accordance with the RLW operating agreement as amended.  The amount attributable to the noncontrolling interest owners was $765,000.

Liquidity and Sources of Capital

The level of working capital for our construction business varies due to fluctuations in:

●	customer receivables and contract retentions;
●	costs and estimated earnings in excess of billings;
●	billings in excess of costs and estimated earnings;
●	investments in our unconsolidated construction joint ventures;
●	the size and status of contract mobilization payments and progress billings; and
●	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.  As of March 31, 2012, we had working capital of $92.1 million, a decrease of $2.6 million over December 31, 2011. The decrease in working capital of $2.6 million in the Current Quarter was the result of the following (in thousands):

Net income	$195
Depreciation and amortization	4,530
Deferred tax benefit	(2,951)
Capital expenditures	(5,910)
Proceeds from sales of property and equipment, net of gain	2,102
Other	(570)
Total decrease in working capital	$(2,604)

In addition to our available cash and cash equivalents, short term investments and cash provided by operations, from time to time we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2012, there were no borrowings outstanding under the Credit Facility; however, there was a letter of credit of $1.8 million outstanding which reduced availability under the Credit Facility to $48.2 million.

Average borrowings under the Credit Facility for the Current Quarter were $11,000 and the largest amount of borrowings under the Credit Facility was $1.0 million on February 23, 2012.  Average borrowings under the Credit Facility for the fiscal year 2011 were $104,000, and the largest amount of borrowings under the Credit Facility was $8.0 million on September 30, 2011.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at quarter-end relating to leverage, tangible net worth, and asset coverage. The Credit Facility contains restrictions on our ability to:

●	Make distributions or pay dividends;
●	Incur liens and encumbrances;
●	Incur further indebtedness;
●	Guarantee obligations;

●	Dispose of a material portion of assets or merge with a third party; and
●	Make investments in securities.

To date the Company has not experienced any difficulty in borrowing under the Credit Facility, and the Company was in compliance with all covenants under the Credit Facility as of March 31, 2012.

Management believes that the Company has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2011 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Until 2008, inflation had not had a material impact on our financial results; however, that year’s increases in oil and fuel prices affected our cost of operations.  While the prices we have paid for oil and fuel and, generally, for other materials have decreased since 2008, in 2011 we saw the prices of oil and fuel rise once again, and we have seen increases in steel prices in other years.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of March 31, 2012, we had diesel futures contracts for 660,000 gallons which fixed prices at an average of $3.14 per gallon.  This compares to the March 31, 2012 price for off-road ultra-low sulfur diesel published by Platts of $3.24.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and subcontracts do not contain quantity guarantees and we have no obligation to the suppliers or subcontractors for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or derivative contracts entered into to hedge against certain such increases, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or through project re-engineering.

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2011 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At March 31, 2012, there was approximately $454.1 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $112.4 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2012, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Contractual Obligations” in the 2011 Form 10-K.

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

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at March 31, 2012:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	March 31, 2012 (in thousands)
April 1, 2012	December 31, 2012	3.02 – 3.33	3.16	390,000	22
January 1, 2013	December 31, 2013	2.99 – 3.29	3.13	270,000	4
					$26

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on the identification of a material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” in the 2011 Form 10-K, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011 due to this material weakness.  While some improvements have been made to the estimating process,  there has not been an adequate period of time to evaluate the effectiveness of these changes, and the Company’s principal executive officer and principal financial officer are continuing to evaluate what, if any, additional changes should be made to the internal controls in order to address the material weakness.  Furthermore, the Company’s principal executive officer and principal financial officer have determined that the previously reported material weakness continues to exist as of March 31, 2012 and that no other material weakness existed as of March 31, 2012.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, except for certain changes made related to the estimation of revenues and gross profits on construction projects, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our condensed consolidated results of operations, financial position or cash flows.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A of the 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Patrick T. Manning, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Elizabeth D. Brumley, Chief Financial Officer of Sterling Construction Company, Inc.
32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Patrick T. Manning, Chief Executive Officer, and Elizabeth D. Brumley, Chief Financial Officer

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

STERLING CONSTRUCTION COMPANY, INC.

Date	May 9, 2012	By:	/s/ Patrick T. Manning
Patrick T. Manning.
Chairman and Chief Executive Officer

Date	May 9, 2012	By:	/s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2012
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