Form 10-Q
period 2012-06-30
STERLING CONSTRUCTION CO INC
filed 2012-08-08
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At July 31, 2012, there were 16,393,716 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,112	$16,371
Short-term investments	49,676	44,855
Contracts receivable, including retainage	88,788	74,875
Costs and estimated earnings in excess of billings on uncompleted contracts	16,131	16,509
Inventories	3,547	1,922
Deferred tax asset, net	666	1,302
Receivables from and equity in construction joint ventures	6,889	6,057
Other current assets	5,032	2,132
Total current assets	189,841	164,023
Property and equipment, net	102,403	83,429
Goodwill	54,460	54,050
Other assets, net	6,178	2,329
Total assets	$352,882	$303,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,272	$40,064
Billings in excess of costs and estimated earnings on uncompleted contracts	24,437	18,583
Current maturities of long-term debt	573	573
Income taxes payable	5	2,013
Accrued compensation	7,419	5,329
Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures	21,800	--
Other current liabilities	4,367	2,723
Total current liabilities	120,873	69,285
Long-term liabilities:
Long-term debt, net of current maturities	268	263
Deferred tax liability, net	368	--
Other long-term liabilities	2,417	2,597
Total long-term liabilities	3,053	2,860
Commitments and contingencies (Note 7)
Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures	18,369	16,848
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,393,716 and 16,321,116 shares issued	163	163
Additional paid in capital	196,325	196,143
Retained earnings	11,818	16,509
Accumulated other comprehensive income	498	496
Total Sterling common stockholders’ equity	208,804	213,311
Noncontrolling interests	1,783	1,527
Total equity	210,587	214,838
Total liabilities and equity	$352,882	$303,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$168,709	$128,498	$267,134	$227,740
Cost of revenues	(153,550)	(114,916)	(250,103)	(206,559)
Gross profit	15,159	13,582	17,031	21,181
General and administrative expenses	(8,444)	(6,300)	(16,110)	(12,356)
Other operating income (expense), net	1,525	5	2,756	150
Operating income	8,240	7,287	3,677	8,975
Gain (loss) on sale of securities and other	333	(41)	1,083	(245)
Interest income	511	565	927	943
Interest expense	(432)	(374)	(818)	(588)
Income before income taxes and earnings attributable to noncontrolling interests	8,652	7,437	4,869	9,085
Income tax benefit (expense)	(984)	(1,145)	2,992	(1,311)
Net income	7,668	6,292	7,861	7,774
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,381)	(2,081)	(12,076)	(3,519)
Net income (loss) attributable to Sterling common stockholders	$3,287	$4,211	$(4,215)	$4,255

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.15	$0.26	$(0.29)	$0.26
Diluted	$0.15	$0.25	$(0.29)	$0.26

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,359,597	16,483,691	16,341,037	16,474,074
Diluted	16,444,324	16,594,509	16,341,037	16,604,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income (loss) attributable to Sterling common stockholders	$(4,215)	$4,255
Net income attributable to noncontrolling interest included in equity	296	--
Net income attributable to noncontrolling interest included in liabilities	11,780	3,519
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) loss from available-for-sale securities	(326)	143
Change in unrealized holding gain (loss) on available-for-sale securities	312	122
Realized loss from settlement of derivatives	29	8
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	(13)	(133)
Comprehensive income	$7,863	$7,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2012	16,321	$163	--	$--	$196,143	$16,509	$496	$1,527	$214,838
Net income (loss)	--	--	--	--	--	(4,215)	--	296	(3,919)
Other comprehensive income	--	--	--	--	--	--	2	--	2
Stock issued upon option exercises	23	--	--	--	47	--	--	--	47
Tax impact from exercise of stock options	--	--	--	--	(129)	--	--	--	(129)
Issuance and amortization of restricted stock	50	--	--	--	264	--	--	--	264
Revaluation of noncontrolling interest RLW put/call liability and other, net of tax	--	--	--	--	--	(476)	--	(40)	(516)
Balance at June 30, 2012	16,394	$163	--	$--	$196,325	$11,818	$498	$1,783	$210,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income (loss) attributable to Sterling common stockholders	$(4,215)	$4,255
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	12,076	3,519
Net income	7,861	7,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,384	8,436
Gain on disposal of property and equipment	(2,724)	(154)
Deferred tax expense (benefit)	(3,136)	1,665
Stock-based compensation expense	264	258
Interest expense accreted on noncontrolling interests	497	424
Loss (gain) on sale of securities and other	(696)	245
Tax impact from exercise of stock options	129	--
Other changes in operating assets and liabilities:
Increase in contracts receivable	(13,913)	(7,334)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	378	(9,382)
Increase in income tax receivable	--	(1,131)
(Increase) decrease in prepaid expenses and other assets	(3,986)	203
(Increase) decrease in receivables from and equity in construction joint ventures	(832)	834
Increase in trade payables	22,208	3,148
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	5,854	1,217
Increase in accrued compensation and other liabilities	1,843	365
Net cash provided by operating activities	23,131	6,568
Cash flows from investing activities:
Additions to property and equipment	(17,856)	(15,171)
Proceeds from sale of property and equipment	6,847	564
Purchases of short-term securities, available for sale	(19,083)	(83,162)
Sales of short-term securities, available for sale	14,742	58,601
Net cash used in investing activities	(15,350)	(39,168)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	3,000	2,000
Cumulative daily repayments – Credit Facility	(3,000)	(2,000)
Repayments under long-term obligations	(73)	(37)
Purchases of treasury stock	--	(1,841)
Issuance of common stock pursuant to warrants and options exercised	47	122
Distributions to noncontrolling interest owners	(4,885)	(4,818)
Utilization of tax impact from exercise of stock options	(129)	--
Net cash used in financing activities	(5,040)	(6,574)
Net increase (decrease) in cash and cash equivalents	2,741	(39,174)
Cash and cash equivalents at beginning of period	16,371	49,441
Cash and cash equivalents at end of period	$19,112	$10,267
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$534	$64
Cash paid during the period for income taxes	$2,755	$2,029
Non-cash items:
Revaluation of noncontrolling interest – RLW put/call liability, net of tax	$476	$--
Reclassification of amounts payable to noncontrolling interest owner	$--	$1,054
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$15,196	$--

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

For a more detailed discussion of the Company’s business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and the sections of this Report entitled “Backlog at June 30, 2012” and “Our Markets” under Item 2.

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

On August 1, 2011, we acquired a 50% interest in a limited partnership which the Company determined to be a variable interest entity.  Prior to this, the Company had no participation in an entity determined to be a variable interest entity.  As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K, the Company determined that it exercises primary control over activities of Myers & Sons Construction, L.P. (“Myers”), and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates Myers in the consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2011 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2012 and the results of operations and cash flows for the periods presented.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Since the economic downturn in late 2008, the bidding environment in our markets has been much more competitive than in the past because of the following:

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin on certain construction contracts during the six months ended June 30, 2012 resulted in a net charge of $4.7 million included in the operating results and a $4.0 million after-tax charge or $0.24 per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), $500,000 of demand notes payable, the put related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 8 regarding the fair value of the put and the earn-out liability.  We had one mortgage outstanding at June 30, 2012 and December 31, 2011 with a remaining balance of $299,000 and $336,000, respectively.  The mortgage was accruing interest at 3.50% at both June 30, 2012 and December 31, 2011 and contains pre-payment penalties.  At June 30, 2012 and December 31, 2011 the fair value of the mortgage approximated the book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The recorded value of the demand notes payable approximates the fair value as the interest rate approximates market rates and as the notes are due upon demand (i.e., they are short-term in nature).  See Note 10 for further information regarding the demand notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K).

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with offsetting assets and liabilities.  This amended guidance enhances disclosures by requiring improved information about financial instruments and derivatives instruments that are offset in accordance with current GAAP or subject to an enforceable master netting agreement.  The amendment to this authoritative guidance will be placed into effect for the Company on January 1, 2013 and must be applied retrospectively.  Except for the additional disclosure requirements, this amendment will have no impact on our consolidated financial statements upon adoption.

In May 2011, the FASB amended authoritative guidance associated with fair value measurements.  This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurement in accordance with GAAP.  The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassifications

Balances related to accrued accounts payable which had been included in “Other current liabilities” in the prior year balance sheet have been reclassified to “Accounts payable” to conform to current year presentation.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2012, $18.4 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At June 30, 2012, cash and cash equivalents included $3.7 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities and measured at fair value as required under applicable GAAP.  Government bonds have maturity dates of 2013-2043.  At June 30, 2012 and December 31, 2011, the Company had short-term investments as follows (in thousands):

	June 30, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$29,012	$29,012	$--	$258	$12
Municipal bonds	20,664	--	20,664	765	46
Total securities available-for-sale	$49,676	$29,012	$20,664	$1,023	$58

	December 31, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$24,851	$24,851	$--	$383	$--
Municipal bonds	20,004	--	20,004	617	15
Total securities available-for-sale	$44,855	$24,851	$20,004	$1,000	$15

The amortized cost basis of the above securities at June 30, 2012 and December 31, 2011 was $48.7 million and $44.3 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $19.7 million and $19.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Gains and losses realized on short-term investment securities are included in “Gains (losses) on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the six months ended June 30, 2012, total proceeds from sales of short-term investments were $14.7 million with gross realized gains of $501,000 and gross realized losses of $0.  The unrealized gains (losses) on short-term investments included in accumulated other comprehensive income, net of taxes of $338,000, was $627,000 at June 30, 2012.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

For the three and six months ended June 30, 2012 and 2011, the Company earned interest income of $352,000 and $703,000, and $378,000 and $943,000, respectively, on its cash, cash equivalents and short-term investments.

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

	June 30, 2012	December 31, 2011
Total combined:
Current assets	$6,364	$108,458
Less current liabilities	(3,517)	(86,023)
Net assets	$2,847	$22,435
Backlog	$435,385	$539,844

Sterling’s noncontrolling interest in backlog	$121,877	$127,130
Sterling’s receivables from and equity in construction joint ventures	$6,889	$6,057

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total combined:
Revenues	$215,210	$113,550	$305,584	$200,236
Income before tax	20,299	9,478	28,861	16,405

Sterling’s proportionate share:
Revenues	$37,885	$14,189	$53,801	$25,030
Income before tax	3,337	1,184	4,750	2,012

4.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Construction equipment	$135,511	$125,222
Transportation equipment	16,428	17,963
Buildings	7,186	4, 729
Office equipment	1,292	1,077
Construction in progress	1,051	2,544
Land	4,886	3,026
Water rights	200	200
	166,554	154,761
Less accumulated depreciation	(64,151)	(71,332)
	$102,403	$83,429

Construction in progress at June 30, 2012 consisted primarily of expenditures for a new office in San Antonio, Texas.  In addition to the expenditures for the new office in San Antonio, construction in progress at December 31, 2011 consisted primarily of expenditures for a new office in Dallas, Texas, which was completed during the three months ended March 31, 2012.

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

All of the Company’s outstanding derivative financial instruments are recognized in the balance sheet at their fair values.  All changes in the fair value of outstanding derivatives, except any ineffective portion, are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction.  Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

At June 30, 2012, pre-tax accumulated other comprehensive income, net of related taxes of $69,000, consisted of unrecognized losses of $198,000 representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three and six months ended June 30, 2012, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $41,000 and $44,000, respectively.

At June 30, 2012, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 620,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 30,000 gallons over the period from July 2012 to December 2014 at fixed prices per gallon ranging from $2.80 to $3.33.

The derivative instruments are recorded on the condensed consolidated balance sheet at fair value and include $30,200 in Other current liabilities for the June 2012 contract which settled in July 2012.  The fair values, excluding the $30,200 settled in 2012, are as follows (in thousands):

Balance Sheet Location	June 30, 2012	December 31, 2011
Derivative assets:
Deposits and other current assets	$--	$--
Other assets, net	--	--
	$--	$--
Derivative liabilities:
Other current liabilities	$156	$147
Other long-term liabilities	42	76
	$198	$223

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2012 and 2011 (in thousands):

	June 30,	June 30,
	2012	2011
Increase in fair value of derivatives included in other comprehensive income (effective portion)	$25	$--
Realized loss included in cost of revenues (effective portion)	(44)	--
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	--	--

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

At June 30, 2012 and December 31, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

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

The income tax expense (benefit) in the accompanying condensed consolidated financial statements consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current tax expense (benefit)	$1,169	$748	$144	$(354)
Deferred tax expense (benefit)	(185)	397	(3,136)	1,665
Total tax expense (benefit)	$984	$1,145	$(2,992)	$1,311

Current income tax expense (benefit) represents federal and state taxes based on income (loss) or a component thereof expected to be included in the tax returns for the years shown.  The deferred tax benefit in the six months ended June 30, 2012 reflects, among other temporary timing differences, the tax impact of $2,351,000 related to the $6,717,000 increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 8.  The deferred income tax expense (benefit), based on temporary timing differences, is expected to be payable in future years.

The income tax expense (benefit) for the six months ended June 30, 2012 and 2011 differ from the amounts using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2012		2011
	Amount	%	Amount	%
Tax expense at the federal statutory rate	$1,698	35.0%	$3,180	35.0%
State income tax expense (benefit), net of federal benefit	9	0.2	(444)	(4.9)
Taxes on subsidiaries' and joint ventures’ earnings attributable to noncontrolling ownership interests, which are liabilities of such owners	(4,213)	(86.8)	(1,232)	(13.6)
Interest income not subject to federal tax	(235)	(4.8)	(210)	(2.3)
Other permanent differences	(251)	(5.3)	17	0.2
Income tax expense	$(2,992)	(61.7)%	$1,311	14.4%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.	Contingencies Related to Litigation

In January 2010, a jury trial was held to resolve a dispute between Road and Highway Builders, LLC (“RHB”) and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. While the Company has recorded this verdict as an expense in 2009, the Company has appealed this judgment as it believes that as a matter of law, the jury erred in its decision.  The Company has posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney’s fees pending the results of the appeal.  The appeal was heard by the Nevada Supreme Court on November 3, 2011, and the Company is awaiting the court’s decision.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company.

8.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

In January 2012, RHB, a wholly owned subsidiary, assumed six construction contracts with $25.0 million of unearned revenues from Aggregate Industries―SWR, Inc. (“AI”), an unrelated third party.  In addition, Aggregate South West Holdings, LLC (“ASWH”) and RHB Properties, LLC (“RHBP”), newly formed entities owned by Richard Buenting, the President and Chief Executive Officer of RHB, acquired construction related machinery and equipment and land with quarries from AI.  In addition, AI entered into a two-year non-compete agreement with respect to Utah, Idaho and Montana as well as certain areas of Nevada.  On April 27, 2012, RHB merged with ASWH and acquired RHBP.  In exchange, RHB granted Mr. Buenting a 50% member interest in RHB.  These transactions allowed RHB to expand its operations in Nevada.

The Company also agreed with Mr. Buenting to amend and restate the operating agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make an offer to buy the other owner’s 50% interest in RHB or sell their 50% interest in RHB at a price which they specify.  Upon receipt of an offer to buy their interest, the other owner may either accept the offer or elect to buy the other owner’s 50% interest.  Similarly in the instance of an offer to sell, the other owner may either agree to buy the other owner’s 50% interest or require the other owner to buy their 50% interest.  The agreement also provides that the Company will provide RHB with a $5 million line of credit.

The Company has not yet finalized its valuation of the assets acquired, the membership interest granted and the tax related impact of the transaction.  Therefore the purchase price for the transaction is preliminary.  The transaction has been recorded based on a preliminary valuation of the assets acquired of $15.2 million, including $1.2 million associated with machinery and equipment that is held for sale.

Revenues and earnings related to the contracts assumed and the acquired companies from January through June 30, 2012 were $10.3 million and $0.3 million, respectively.  In connection with this transaction, AI did not agree to provide us with historical information related to the earnings from the acquired operations except for information related to the specific contracts being assumed.  Furthermore, we determined that such information was not needed in order to evaluate the transaction based on our knowledge of the assets acquired and the Nevada road and highway construction market.  Therefore, we are not able to present pro forma financial information as if the transactions had occurred on January 1, 2011.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation,  the unobservable input consisted of forecasted earnings before interest, taxes and depreciation and amortization (“EBITDA”) for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The yearly excess forecasted EBITDA in our calculation ranged from 39% to 77% of the minimum EBITDA threshold for the years 2012 through 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date and $2.2 million as of June 30, 2012.  The undiscounted earn-out liability as of June 30, 2012 is estimated at $2.4 million and could increase by $2.6 if EBITDA during the earn-out period increases $5.2 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On August 1, 2011, the Company purchased a 50% interest in Myers & Sons Construction, L.P. (“Myers”).  Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California.

See Note 10 regarding the determination that Myers is a variable interest entity and the resulting impact on the consolidated financial statements.

The following table shows the amounts of JBC’s and Myers’ revenue and earnings included in the Company’s condensed consolidated statements of operations and cash flows for the six months ended June 30, 2012 as well as the revenue and earnings of the combined entity for the six months ended June 30, 2011 had the acquisition dates been January 1, 2011 (in thousands):

	Revenue	Net Income Attributable to Sterling Common Stockholders
JBC actual from January 1, 2012 to June 30, 2012	$20,176	$888
Myers actual from January 1, 2012 to June 30, 2012	23,570	192
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2011 – 6/30/2011 (unaudited)	237,304	4,184

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW in 2013, and concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW Put/Call”). The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The valuation of this purchase price is classified as a Level 3 fair value measurement.  In making this valuation, the observable input is RLW’s EBITDA for the period from January 1, 2010 through June 30, 2012 while the unobservable input is the forecasted EBITDA for the period from July 1, 2012 through December 31, 2012.  The noncontrolling owners’ interests, including the obligation under the RLW Put/Call, were recorded at their estimated fair value at the date of acquisition as “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying consolidated balance sheet. Any significant increase or decrease in actual EBITDA compared to the forecasted amount would result in a significantly higher or lower fair value measurement of the purchase price.  A $1 million increase (decrease) in RLW’s EBITDA for the six months ended December 31, 2012 from that used in the forecast would result in a $0.3 million increase (decrease) in the RLW Put/Call liability.

Annual interest is accreted for the RLW Put/Call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $497,000 and $424,000 for the six months ended June 30, 2012 and 2011 and is recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW Put/Call was increased by $1,195,000 during the three months ended June 30, 2012, and this change, net of tax of $378,000, has been reported as a charge to retained earnings.

Since the Company may be required to settle the obligation associated with the RLW Put/Call as well as any undistributed earnings to the noncontrolling interest owners within the next year, $21,800,000 is included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.

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

Changes in Obligation for Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$16,848	$28,724
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	11,780	3,519
Accretion of interest on RLW Put/Call	497	424
Change in fair value of RLW Put/Call	733	--
Change in fair value of RHB put/call	--	1,054
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	15,196	--
Distributions to noncontrolling interest owners	(4,885)	(4,818)
Balance, end of period	$40,169	$28,903

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the six months ended June 30, 2012 shown in the accompanying condensed consolidated statement of operations of $12,076,000 includes $10,576,000 attributable to the RLW noncontrolling interest owners which is reflected in “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures,” $1,204,000 is attributable to RHB noncontrolling interest owners which is reflected in “Obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” and income of $296,000 attributable to other noncontrolling interest owners which is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

Subsequent to the issuance of the financial statements for December 31, 2011, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment of the Company described in Note 8 of the Notes to Consolidated Financial Statements included in the 2011 From 10-K, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6,717,000 during the six months ended June 30, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2,351,000 which increased the tax benefit for the period.

9.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 14 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for further information.  We recorded stock-based compensation expense of $133,000 and $133,000 for the three months ended June 30, 2012 and 2011, respectively, and $263,000 and $258,000 for the six months ended June, 30, 2012 and 2011, respectively.

At June 30, 2012, total unrecognized compensation expense related to restricted stock awards was $781,000.  This cost is expected to be recognized over a weighted average period of 2.3 years.  There was no unrecognized compensation expense related to stock options at June 30, 2012.  Proceeds received by the Company from the exercise of options and warrants for the six months ended June 30, 2012 and 2011 were approximately $56,000 and $122,000, respectively.  No options were granted in the six months ended June 30, 2012 or 2011.

At June 30, 2012, there were 121,184 and 31,000 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not vested.

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

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (in thousands):

	June 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$3,155	$1,365
Contracts receivable, including retainage	12,133	2,244
Other current assets	135	419
Total current assets	15,423	4,028
Property and equipment, net	2,713	926
Goodwill	1,501	1,541
Total assets	$19,637	$6,495
Liabilities:
Current liabilities:
Accounts payable	$12,010	$1,134
Other current liabilities	4,061	2,323
Total current liabilities	16,071	3,457
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$16,071	$3,457

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$19,056	$23,570
Operating income	633	602
Net income attributable to Sterling common stockholders	204	192

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to Sterling common stockholders	$3,287	$4,211	$(4,215)	$4,255
Revaluation of the RLW noncontrolling interest put/call liability reflected in retained earnings, net of tax	(777)	--	(476)	--
	$2,510	$4,211	$(4,691)	$4,255
Denominator:
Weighted average common shares outstanding — basic	16,360	16,484	16,341	16,474
Shares for dilutive stock options and warrants	84	111	--	130
Weighted average common shares outstanding and assumed conversions— diluted	16,444	16,595	16,341	16,604
Basic net income (loss) per share attributable to Sterling common stockholders	$0.15	$0.26	$(0.29)	$0.26
Diluted net income (loss) per share attributable to Sterling common stockholders	$0.15	$0.25	$(0.29)	$0.26

There were 2,800 and 95,107 weighted average options outstanding during the three and six months ended June 30, 2012 and 2011 which were considered antidilutive as the option exercise price exceeded the average share market price and were therefore excluded from the denominator used for computing diluted net income (loss) per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 86,544 shares of stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the six months ended June 30, 2012 as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	the instability of certain financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) under “Item 1A. —Risk Factors.”

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

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended June 30, 2012, “Prior Quarter” refers to the three month period ended June 30, 2011, “Current Period” refers to the six month period ended June 30, 2012 and “Prior Period” refers to the six month period ended June 30, 2011.

Financial Results for the Current Period, Operational Issues and Outlook for 2012 Financial Results

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

In the Current Quarter and Current Period, the Company had operating income of $8.2 million and $3.7 million, respectively, and net income (loss) attributable to Sterling common stockholders of $3.3 million and $(4.2) million, respectively. Included in the net loss attributable to Sterling common stockholders for the Current Period is additional earnings allocated to noncontrolling interest owners of $6.7 million, or $4.4 million net of tax, resulting from an amendment to the RLW member agreement to change the treatment of goodwill impairments for purposes of determining net income distributable to RLW’s members.  This is discussed further in Note 8.

Our overall margins have improved from 3.4% for the three months ended December 31, 2011 and 1.9% for the three months ended March 31, 2012 to 9.0% for the Current Quarter.  While we continued to be adversely affected by production issues on certain construction projects, the impact of downward revisions to estimated profitability for the Current Quarter was offset by improvements on other projects.

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

In view of the significant revisions to estimated gross profits on contracts identified in the fourth quarter of 2011, management undertook a thorough review and determined that some of these revisions related to prior periods, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in those prior periods had the changes been made in the appropriate period.  Management also determined that the procedures performed by operating personnel to make periodic revisions in estimates, and the reviews of those estimates by operations management, were not adequate or timely enough in some instances to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.  Management determined that this deficiency in our internal controls was such that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis and, therefore, this deficiency constituted a material weakness as of December 31, 2011.  Based on certain of the revisions in estimates which were made in the Current Quarter, management has determined that this material weakness continued to exist as of June 30, 2012.

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

Although improvements have been made to the estimation process, there has not yet been an adequate period of time since the changes have been implemented to evaluate the effectiveness of these changes, and we have determined that the material weakness continues to exist as of June 30, 2012.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Contracts for our highway and related bridge work are generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.  The SAFETEA-LU bill expired on September 30, 2009, and the federal government  enacted a number of extensions on an interim basis, most recently through June 30, 2012.  In July 2012, the federal government enacted the Moving Ahead for Progress in the 21st Century (“MAP-21”) legislation, a two-year, $105 billion reauthorization of the federal surface transportation program.  This legislation maintains annual federal highway funding close to the previous level of $41 billion under the SAFETEA-LU bill.  While we believe that a longer term bill is needed, the new bill does alleviate some of the uncertainty which has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reduced opportunities to replace backlog at reasonable margins and increased competition for new projects.

While we expect that implementation of the internal changes discussed above will improve profitability in the future, we do not expect to see a substantial impact on our 2012 results.  In addition, we expect continued pressure on our gross margins on new contract awards.  Projects in our backlog generally take 12 to 36 months to complete, and we currently estimate that about half of our $782 million in backlog at June 30, 2012 will be constructed in the remainder of 2012.  Based on our current estimates, the gross margin in our backlog for 2012 is lower than the gross margin of 8.0% realized in 2011, partly as a result of the operational issues discussed above which resulted in the downward revisions of estimated gross profits on a number of construction projects and partly as a result of competitive bidding pressures when the contracts were added to backlog.

Revenues for the Current Period are 17% above the Prior Period, and we expect that revenues will increase more than 25% from 2011 to 2012 as a result of the higher backlog at the end of 2011 as compared to 2010, the impact of a full year of operations for JBC and Myers, both of which were acquired in August 2011, and contract awards of $263 million from January 1, 2012 through June 30, 2012.  However, as discussed above, based on estimated gross margins in our current backlog, we expect our overall gross margins for 2012 to be lower than the 8.0% reported for 2011.

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

The U.S. Department of Transportation (“U.S.DOT”) had actual appropriations of $41.8 billion for federal highway financial assistance to the states for 2011, has authority to spend $41.5 billion in the fiscal year ending September 30, 2012, $39.7 billion in fiscal 2013 and $40.3 billion in fiscal 2014 for highways and bridges..

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

In 2007, the voters of the State of Texas approved $5.0 billion of bonds for highway construction (“Prop 12 Bonds”) to be repaid out of the State’s general funds. The transportation construction expenditures for 2010 and 2011 were partially funded by $2.0 billion of proceeds from the Prop 12 Bonds, and the budget for the biennium 2012-2013 includes the remaining $3.0 billion of proceeds from the Prop 12 Bonds.

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

Recent reductions in miles driven in the U.S. and more fuel efficient vehicles have reduced federal and state gasoline taxes and tolls collected.  In addition, until the MAP-21 legislation enacted in July 2012, the federal government had been extending financial assistance to the states on an interim basis which negatively impacted the states’ highway and bridge construction contracts awarded through the fiscal year 2012.

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

Results of Operations

Backlog at June 30, 2012

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. We generally add the anticipated revenue value of each new project to our backlog when management reasonably determines that we will be awarded the contract and there are no known impediments to being awarded the contract. As the construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. During the Current Quarter, we were awarded or were the apparent low bidder on $69 million in contracts, and at June 30, 2012, our backlog of $782 million included approximately $28 million of expected revenues for which the contracts had not yet been officially awarded. Historically, very few contracts that we have added to backlog have not subsequently been awarded and these have not materially affected our results of operations or financial condition.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	% Change	2012	2011	% Change

Revenues	$168,709	$128,498	31.3%	$267,134	$227,740	17.3%
Gross profit	$15,159	$13,582	11.6	$17,031	$21,181	(19.6)
General and administrative expenses, net	(8,444)	(6,300)	34.0	(16,110)	(12,356)	30.4
Other operating income	1,525	5	NM	2,756	150	NM
Operating income	8,240	7,287	13.1	3,677	8,975	(59.0)
Gains (loss) on the sale of securities and other	333	(41)	NM	1,083	(245)	NM
Interest income	511	565	(9.6)	927	943	(1.7)
Interest expense	(432)	(374)	15.5	(818)	(588)	39.1
Income before taxes	8,652	7,437	16.3	4,869)	9,085	(46.4)
Income tax benefit (expense)	(984)	(1,145)	(14.1)	2,992	(1,311)	NM
Net income	7,668	6,292	21.9	7,861	7,774	1.1
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,381)	(2,081)	110.5	(12,076)	(3,519)	243.2
Net income (loss) attributable to Sterling common stockholders	$3,287	$4,211	(21.9)	$(4,215)	$4,255	NM
Gross margin	9.0%	10.6%	(15.1)	6.4%	9.3%	(31.2)
Operating margin	4.9%	5.7%	(14.0)	1.4%	3.9%	(64.1)

	Amount as of
	June 30, 2012	March 31, 2012	December 31, 2011
Contract Backlog, end of period	$782,000	$868,000	$741,000

Revenues

Revenues for the Current Quarter increased 31.3% compared with the Prior Quarter and 17.3% for the Current Period compared with the Prior Period. Most of the increase for both the Current Quarter and Current Period is attributable to revenues in Arizona and California of $35.6 million in the Current Quarter and $47.8 million in the Current Period.  Prior to the August 1, 2011 acquisitions of JBC and Myers, we did not perform any work in these states.  We also had higher revenues in Nevada reflecting the impact of the contracts assumed from Aggregate Industries, Inc. in January 2012 discussed in Note 8.  Revenues from contracts in Texas decreased for the Current Quarter and Period while revenues in Utah were comparable to the Prior Quarter and Prior Period.

Gross Profit

Gross profit increased $1.6 million for the Current Quarter compared with the Prior Quarter, but decreased $4.2 million for the Current Period compared with the Prior Period.  Gross margins decreased to 9.0% in the Current Quarter from 10.6% in the Prior Quarter and to 6.4% in the Current Period from 9.3% in the Prior Period.  The Current Quarter and Current Period were impacted by downward revisions of estimated revenues and gross profit on a number of construction projects, primarily in Texas.  For the Current Quarter, however, upward revisions on projects in Utah substantially offset the downward revisions for Texas projects.  While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in the Current Quarter were:

•	conditions or contract requirements that differed from those assumed in the original bid or contract;

•	lower than expected productivity levels; and
•	delays in quickly identifying and taking measures to address issues which arose during construction.

At June 30, 2012, we had approximately 99 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses, net of other income

General and administrative expenses for the Current Quarter and Current Period included general and administrative expenses for JBC and Myers which we acquired on August 1, 2011 as well as an increase in professional fees.  As a percent of revenues, general and administrative expenses were comparable between the quarters with 5.0% in the Current Quarter compared with 4.9% in the Prior Quarter.  General and administrative expenses for the Current Period as a percent of revenues was higher at 6.0% compared to 5.4% for the Prior Period as a result of the increase in professional fees.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were 11.4% and 15.4%, respectively, and for the Current and Prior Periods were (61.7)% and 14.4%, respectively.  The effective income tax rates varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling.  Excluding the impact of net income attributable to noncontrolling interest owners, our effective income tax rates for the Current and Prior Quarters were 23.1% and 21.4%, respectively, and for the Current and Prior Periods were 41.4% and 23.6%, respectively.  The effective rate for each of these periods reflects the impact of nontaxable interest income.  In addition, the Current Period reflects the impact of applying the estimated overall effective rate for 2012 to Current Quarter pretax income in order to allocate the tax provision within the current annual period.

Net income attributable to noncontrolling interests

The increase in net income attributable to noncontrolling interest owners in the Current Quarter compared with the Prior Quarter is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW, our 80% owned subsidiary. As discussed further in Note 8 to the condensed consolidated financial statements, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6,717,000 during the three months ended March 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2,351,000 which increased the tax benefit for the period.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$23,131	$6,568
Capital expenditures	(17,856)	(15,171)
Proceeds from sale of property and equipment	6,847	564
Net purchases of short-term securities	(4,341)	(24,561)
Distributions to noncontrolling interest owners	(4,885)	(4,818)
Purchases of treasury stock	--	(1,841)
Other	(155)	85
Total	$2,741	$(39,174)

	Amount as of
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$19,112	$16,371
Working capital	$68,968	$94,738

Operating Activities

Significant non-cash items for the Current and Prior Periods included in operating activities are:

•
depreciation and amortization, which  increased from $8.4 million in the Prior Period to $9.4 million in the Current Period as a result of an increase in capital expenditures as well as depreciation associated with JBC and Myers which were acquired August 1, 2011; and

•
deferred tax expense (benefit); we had a deferred tax benefit of $3.1 million in the Current Period which is primarily attributable to the $2.4 million tax impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 8; deferred tax of $1.7 million in the Prior Period is mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation.

Besides the net income in the Current and Prior Periods and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) were:

•
net working capital attributable to contracts receivable, costs in excess of billings on uncompleted contracts, billings in excess of costs on uncompleted contracts and accounts payable decreased $14.5 million in the Current Period primarily;  net working capital attributable to these items increased $15.5 million in the Prior Period; and

•	accrued compensation and other liabilities increased by $3.7 million in the Current Period and increased by $3.5 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $17.9 million for the Current Period.  Proceeds from the sale of property and equipment totaled $6.8 million for the Current Period with an associated net gain of $2.7 million.  For the year ended December 31, 2011, capital expenditures totaled $24.0 million while proceeds from the sale of property and equipment totaled $1.3 million. Management expects capital expenditures in 2012 to be higher than 2011 to support our higher level of operations and to replace equipment.  In addition, proceeds from sales of property and equipment in the Current Period have been higher than in previous periods as management undertook a program to dispose of underutilized and aging equipment.

During the Current Period, the Company had net purchases of short-term securities of $4.3 million compared to net purchases of short-term securities of $24.6 million in the Prior Period.  The net purchases in both periods were primarily due to the investment of cash generated by operations, after capital expenditures.  In addition, cash and cash equivalents at the beginning of the Prior Period were $49.4 million, and we invested a substantial portion of this balance during such period.

Financing Activities

Financing activities in the Current Period consisted of drawdowns and repayments on the Credit Facility and distributions to noncontrolling interest owners of $4.9 million.  Financing Activities in the Prior Period primarily reflect distributions to noncontrolling interest owners of $4.8 million and purchases of treasury stock of $1.8 million.

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

Some of these fluctuations can be significant. As of June 30, 2012, we had working capital of $69.0 million, a decrease of $25.8 million from December 31, 2011.  The decrease in working capital in the six months ended June 30, 2012 was the result of the following (in thousands):

Net income	$7,861
Current portion of obligation to noncontrolling interest owners of RLW	(21,800)
Depreciation and amortization	9,384
Deferred tax benefit	(3,136)
Capital expenditures	(17,856)
Proceeds from sales of property and equipment, net of gain (loss)	4,123
Distributions to noncontrolling interest owners	(4,885)
Other	539
Total decrease in working capital	$(25,770)

As discussed further in Note 8, since the Company may be required to settle the obligation associated with the RLW Put/Call as well as any undistributed earnings to the noncontrolling interest owners within the next year, this amount is included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, from time to time, we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2012, there were no borrowings outstanding under the Credit Facility; however, there was a letter of credit of $1.8 million outstanding which reduced availability under the Credit Facility to $48.2 million.

Average borrowings under the Credit Facility for the Current Quarter were $27,000 and the largest amount of borrowings under the Credit Facility was $2.0 million on April 11, 2012.  Average borrowings under the Credit Facility for the fiscal year 2011 were $104,000, and the largest amount of borrowings under the Credit Facility was $8.0 million on September 30, 2011.

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

To date the Company has not experienced any difficulty in borrowing under the Credit Facility, and the Company was in compliance with all covenants under the Credit Facility as of June 30, 2012.

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

In order to mitigate our exposure to increases in fuel prices, in April 2011, we commenced a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of June 30, 2012, we had diesel futures contracts for 620,000 gallons which fixed prices at an average of $3.06 per gallon.  This compares to the June 30, 2012 price for off-road ultra-low sulfur diesel published by Platts of $2.78.  Subsequent to June 30, 2012, we entered into diesel futures contracts for an additional 480,000 gallons which fixed prices at an average of $2.89 per gallon.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At June 30, 2012, there was approximately $435 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $122 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2012, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

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

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at June 30, 2012:

		Price Per Gallon		Remaining	Fair Value of
Beginning	Ending	Range	Weighted Average	Volume (gallons)	Derivatives at June 30, 2012 (in thousands)
July 1, 2012	December 31, 2012	$3.03–$3.33	$3.16	210,000	$(84)
January 1, 2013	December 31, 2013	$2.80–$3.29	$3.01	410,000	(114)
					$(198)

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on the identification of a material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” in the 2011 Form 10-K, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011 due to this material weakness.  While some improvements have been made to the estimating process,  there has not been an adequate period of time to evaluate the effectiveness of these changes, and the Company’s principal executive officer and principal financial officer are continuing to evaluate what, if any, additional changes should be made to the internal controls in order to address the material weakness.  Furthermore, the Company’s principal executive officer and principal financial officer have determined that the previously reported material weakness continues to exist as of June 30, 2012 and that no other material weaknesses existed as of June 30, 2012.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, except for certain changes made related to the estimation of revenues and gross profits on construction projects, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures
None

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

STERLING CONSTRUCTION COMPANY, INC.

Date:   August 8, 2012                                            By:   /s/ Patrick T. Manning
Patrick T. Manning.
Chairman and Chief Executive Officer

Date:   August 8, 2012                                            By:   /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2012
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