Form 10-Q
period 2012-09-30
STERLING CONSTRUCTION CO INC
filed 2012-11-08
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At October 31, 2012, there were 16,495,216 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.  Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,034	$16,371
Short-term investments	53,454	44,855
Contracts receivable, including retainage	120,478	74,875
Costs and estimated earnings in excess of billings on uncompleted contracts	17,876	16,509
Inventories	3,945	1,922
Deferred tax asset, net	793	1,302
Receivables from and equity in construction joint ventures	10,767	6,057
Other current assets	5,406	2,132
Total current assets	213,753	164,023
Property and equipment, net	102,326	83,429
Goodwill	54,460	54,050
Other assets, net	4,742	2,329
Total assets	$375,281	$303,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,781	$40,064
Billings in excess of costs and estimated earnings on uncompleted contracts	27,031	18,583
Current maturities of long-term debt	73	573
Income taxes payable	214	2,013
Accrued compensation	9,701	5,329
Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures	23,323	--
Other current liabilities	5,006	2,723
Total current liabilities	131,129	69,285
Long-term liabilities:
Long-term debt, net of current maturities	10,208	263
Deferred tax liability, net	368	--
Other long-term liabilities	2,498	2,597
Total long-term liabilities	13,074	2,860
Commitments and contingencies (Note 7)
Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures	18,686	16,848
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,495,216 and 16,321,116 shares issued	165	163
Additional paid in capital	196,495	196,143
Retained earnings	12,047	16,509
Accumulated other comprehensive income	946	496
Total Sterling common stockholders’ equity	209,653	213,311
Noncontrolling interests	2,739	1,527
Total equity	212,392	214,838
Total liabilities and equity	$375,281	$303,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$205,283	$159,427	$472,418	$387,167
Cost of revenues	(191,114)	(144,671)	(441,216)	(351,230)
Gross profit	14,169	14,756	31,202	35,937
General and administrative expenses	(10,259)	(7,071)	(26,369)	(19,427)
Other operating income (expense), net	261	76	3,017	226
Operating income	4,171	7,761	7,850	16,736
Gain (loss) on sale of securities and other	617	212	1,700	(33)
Interest income	287	309	1,214	1,252
Interest expense	(159)	(357)	(978)	(945)
Income before income taxes and earnings attributable to noncontrolling interests	4,916	7,925	9,786	17,010
Income tax benefit (expense)	(847)	(1,984)	2,146	(3,295)
Net income	4,069	5,941	11,932	13,715
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(3,079)	(2,480)	(15,155)	(5,999)
Net income (loss) attributable to Sterling common stockholders	$990	$3,461	$(3,223)	$7,716

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.01	$0.21	$(0.27)	$0.47
Diluted	$0.01	$0.21	$(0.27)	$0.47

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,404,749	16,385,729	16,362,429	16,444,302
Diluted	16,504,033	16,440,835	16,362,429	16,558,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net income (loss) attributable to Sterling common stockholders	$(3,223)	$7,716
Net income attributable to noncontrolling interest included in equity	1,252	80
Net income attributable to noncontrolling interest included in liabilities	13,903	5,919
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) loss from available-for-sale securities	(431)	20
Change in unrealized holding gain (loss) on available-for-sale securities	705	535
Realized loss from settlement of derivatives	37	41
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	139	(319)
Comprehensive income	$12,382	$13,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Amounts in thousands)
(Unaudited)

	Sterling Construction Company, Inc. Stockholders
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2012	16,321	$163	--	$--	$196,143	$16,509	$496	$1,527	$214,838
Net income (loss)	--	--	--	--	--	(3,223)	--	1,252	(1,971)
Other comprehensive income	--	--	--	--	--	--	450	--	450
Stock issued upon option exercises	24	--	--	--	66	--	--	--	66
Tax impact from exercise of stock options	--	--	--	--	(143)	--	--	--	(143)
Issuance and amortization of restricted stock	150	2	--	--	429	--	--	--	431
Revaluation of noncontrolling interest RLW put/call liability and other, net of tax	--	--	--	--	--	(1,239)	--	(40)	(1,279)
Balance at September 30, 2012	16,495	$165	--	$--	$196,495	$12,047	$946	$2,739	$212,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$(3,223)	$7,716
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	15,155	5,999
Net income	11,932	13,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,627	12,775
Gain on disposal of property and equipment	(2,977)	(226)
Deferred tax expense (benefit)	(1,607)	3,834
Stock-based compensation expense	429	382
Interest expense accreted on noncontrolling interests	745	636
Loss (gain) on sale of securities and other	(812)	33
Tax impact from exercise of stock options	143	(68)
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	(45,603)	(16,101)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,367)	(15,072)
(Increase) decrease in income tax receivable	(1,376)	(1,366)
(Increase) decrease in prepaid expenses and other assets	(3,467)	373
(Increase) decrease in receivables from and equity in construction joint ventures	(4,710)	(1,391)
Increase (decrease) in accounts payable	25,718	14,201
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	8,448	(3,155)
Increase (decrease) in accrued compensation and other liabilities	4,923	(3,933)
Net cash provided by operating activities	5,046	4,637
Cash flows from investing activities:
Net assets of acquired companies, net of cash acquired	--	(3,911)
Additions to property and equipment	(27,818)	(19,592)
Proceeds from sale of property and equipment	11,915	930
Purchases of short-term securities, available-for-sale	(29,910)	(97,719)
Sales of short-term securities, available-for-sale	22,396	84,473
Net cash used in investing activities	(23,417)	(35,819)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	20,000	16,000
Cumulative daily repayments – Credit Facility	(10,000)	(8,000)
Repayments under long-term obligations	(73)	(55)
Purchases of treasury stock	--	(3,592)
Issuance of common stock pursuant to warrants and options exercised	68	155
Distributions to noncontrolling interest owners	(6,589)	(6,185)
Utilization of tax impact from exercise of stock options	(143)	68
Other	(229)	--
Net cash provided by (used in) financing activities	3,034	(1,609)
Net increase (decrease) in cash and cash equivalents	(15,337)	(32,791)
Cash and cash equivalents at beginning of period	16,371	49,441
Cash and cash equivalents at end of period	$1,034	$16,650
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$418	$232
Cash paid during the period for income taxes	$2,905	$2,391
Non-cash items:
Revaluation of noncontrolling interest – RLW put/call liability, net of tax	$1,239	$--
Reclassification of amounts payable to noncontrolling interest owner	$--	$1,054
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$15,196	$--
Net liabilities assumed in connection with acquisitions	$--	$1,961

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

For a more detailed discussion of the Company’s business, readers of this Report are urged to review “Item 1. Business” of the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and the sections of this Report entitled “Backlog at September 30, 2012” and “Our Markets” under Item 2.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2011 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2012 and the results of operations and cash flows for the periods presented.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin on certain construction contracts during the nine months ended September 30, 2012 resulted in a net charge of $4.6 million included in the operating results and a $4.5 million after-tax charge or $0.28 per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), demand notes payable, the put related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 8 regarding the fair value of the put and the earn-out liability.  We had one mortgage outstanding at September 30, 2012 and December 31, 2011 with a remaining balance of $281,000 and $336,000, respectively.  The mortgage was accruing interest at 3.50% at both September 30, 2012 and December 31, 2011 and contains pre-payment penalties.  At September 30, 2012 and December 31, 2011 the fair value of the mortgage approximated the book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  At year-end the recorded value of the demand notes payable approximated fair value as the interest rate approximated market rates and as the notes are due upon demand (i.e., they are short-term in nature).  During the quarter the demand notes payable has been paid. The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K).

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

In July 2012, the FASB amended authoritative guidance associated with indefinite-lived intangible assets, other than goodwill.  This amended guidance states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The amendments to this authoritative guidance become effective for the Company after September 15, 2012.  The Company does not currently have indefinite-lived intangible assets, other than goodwill; therefore, this guidance will not have a material impact on our consolidated financial statements.

Reclassifications

Balances related to accrued accounts payable which had been included in “Other current liabilities” in the prior year balance sheet have been reclassified to “Accounts payable” to conform to current year presentation.

2.  Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2012, $704,000 of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At September 30, 2012, cash and cash equivalents included $3.9 million belonging to majority-owned joint ventures consolidated in these financial statements, which generally cannot be used for purposes outside the joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities and measured at fair value as required under applicable GAAP.  These government bonds have maturity dates of 2013-2046.  At September 30, 2012 and December 31, 2011, the Company had short-term investments as follows (in thousands):

	September 30, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$31,779	$31,779	$--	$487	$--
Municipal bonds	21,675	--	21,675	984	62
Total securities available-for-sale	$53,454	$31,779	$21,675	$1,471	$62

	December 31, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$24,851	$24,851	$--	$383	$--
Municipal bonds	20,004	--	20,004	617	15
Total securities available-for-sale	$44,855	$24,851	$20,004	$1,000	$15

The amortized cost basis of the above securities at September 30, 2012 and December 31, 2011 was $52.2 million and $44.3 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.4 million and $19.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Gains and losses realized on short-term investment securities are included in “Gains (losses) on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the three and nine months ended September 30, 2012, total proceeds from sales of short-term investments were $7.7 million and $22.4 million with gross realized gains of $163,000 and $663,000, respectively, and gross realized losses of $0 for both periods.  Accumulated other comprehensive income at September 30, 2012 included unrealized gains (losses) on short-term investments of $1.4 million less the associated taxes of $492,000.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

For the three and nine months ended September 30, 2012 and 2011, the Company earned interest income of $432,000 and $1.1 million, and $309,000 and $1.3 million, respectively, on its cash, cash equivalents and short-term investments.

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

	September 30, 2012	December 31, 2011
Total combined:
Current assets	$120,130	$108,458
Less current liabilities	(65,949)	(86,023)
Net assets	$54,181	$22,435
Backlog	$314,736	$539,844

Sterling’s noncontrolling interest in backlog	$100,514	$127,130
Sterling’s receivables from and equity in construction joint ventures	$10,767	$6,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total combined:
Revenues	$121,107	$128,450	$336,317	$328,686
Income before tax	35,349	10,516	55,648	26,921

Sterling’s proportionate share:
Revenues	$21,238	$21,060	$59,123	$46,090
Income before tax	3,686	1,676	7,022	3,688

4.  Property and Equipment

Property and equipment are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Construction equipment	$133,302	$125,222
Transportation equipment	16,519	17,963
Buildings	7,186	4,729
Office equipment	1,365	1,077
Construction in progress	1,933	2,544
Land	4,886	3,026
Water rights	200	200
	165,391	154,761
Less accumulated depreciation	(63,065)	(71,332)
	$102,326	$83,429

Construction in progress at September 30, 2012 consisted primarily of expenditures for a new office in Dallas, Texas.  In addition to the expenditures for the new office in Dallas, construction in progress at December 31, 2011 consisted primarily of expenditures for a new office in San Antonio, Texas, which was completed during the three months ended March 31, 2012.

5.  Derivative Financial Instruments

The Company enters into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel.  Historically, fuel prices have been volatile because of supply and demand factors, worldwide political factors and general economic conditions.  The objective of the Company in executing the hedge is to mitigate the fuel price volatility that could adversely affect forecasted cash flows and earnings related to construction contracts.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for off-road ultra-low sulfur diesel (“ULSD”).  The Company has designated its commodity derivative contracts as cash flow hedges designed to achieve more predictable cash flows, as well as to reduce its exposure to price volatility.  While the use of derivative instruments limits the downside risk of adverse price movements, they also limit future benefits from reductions in costs as a result of favorable market price movements.

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

At September 30, 2012, pre-tax accumulated other comprehensive income consisted of: unrecognized gains of $49,000 (representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges) and related taxes of $17,000, as of the balance sheet date.  For the three and nine months ended September 30, 2012, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $13,000 and $57,000, respectively.

At September 30, 2012, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 980,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 20,000 gallons over the period from October 2012 to December 2014 at fixed prices per gallon ranging from $2.79 to $3.31.

The derivative instruments are recorded on the condensed consolidated balance sheet at fair value as follows (in thousands):

Balance Sheet Location	September 30, 2012	December 31, 2011
Derivative assets:
Deposits and other current assets	$36	$--
Other assets, net	13	--
	$49	$--
Derivative liabilities:
Other current liabilities	$--	$147
Other long-term liabilities	--	76
	$--	$223

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2012 and 2011 (in thousands):

	September 30, 2012	September 30, 2011
Increase in fair value of derivatives included in other comprehensive income (effective portion)	$272	$(285)
Realized loss included in cost of revenues (effective portion)	(57)	(51)
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	--	(31)

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

At September 30, 2012 and December 31, 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

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

The income tax expense (benefit) in the accompanying condensed consolidated financial statements consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current tax expense (benefit)	$(683)	$(185)	$(539)	$(539)
Deferred tax expense (benefit)	1,530	2,169	(1,607)	3,834
Total tax expense (benefit)	$847	$1,984	$(2,146)	$3,295

Current income tax expense (benefit) represents federal and state taxes based on income (loss) or a component thereof expected to be included in the tax returns for the years shown.  The deferred tax benefit in the nine months ended September 30, 2012 reflects, among other temporary timing differences, the tax impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 8.  The deferred income tax expense (benefit), based on temporary timing differences, is expected to be payable in future years.

The income tax expense (benefit) for the nine months ended September 30, 2012 and 2011 differ from the amounts using the statutory federal income tax rate of 35% of income before taxes and earnings attributable to noncontrolling interests for the following reasons (in thousands, except for percentages):

	2012		2011
	Amount	%	Amount	%
Tax expense at the federal statutory rate	$3,425	35.0%	$5,954	35.0%
State income tax expense (benefit), net of federal benefit	(51)	(0.5)	(402)	(2.4)
Taxes on subsidiaries' and joint ventures’ earnings attributable to noncontrolling ownership interests, which are liabilities of such owners	(5,086)	(52.0)	(2,100)	(12.2)
Interest income not subject to federal tax	(386)	(3.9)	(249)	(1.5)
Other permanent differences	(48)	(0.5)	92	0.5
Income tax expense (benefit)	$(2,146)	(21.9)%	$3,295	19.4%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.  Contingencies Related to Litigation

In January 2010, a jury trial was held to resolve a dispute between Road and Highway Builders, LLC (“RHB”) and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. The Company appealed this judgment, but recorded an accrual for this verdict as an expense in 2009.  The Company posted a bond of $1.3 million to cover the judgment and estimated court costs and attorney’s fees pending the results of the appeal.  The appeal was heard by the Nevada Supreme Court on November 3, 2011, and during the quarter ended September 30, 2012 the Court upheld the original verdict against RHB.  The Company recorded an additional expense of $156,000 during the three months ended September 30, 2012 to cover court costs and attorney’s fees.  Payment for the total judgment, court costs and attorney’s fees was made in October 2012.  This matter is now resolved in its entirety.

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

Revenues and earnings related to the contracts assumed and the acquired companies from January through September 30, 2012 were $23.3 million and $0.5 million, respectively.  In connection with this transaction, AI did not agree to provide us with historical information related to the earnings from the acquired operations except for information related to the specific contracts being assumed.  Furthermore, we determined that such information was not needed in order to evaluate the transaction based on our knowledge of the assets acquired and the Nevada road and highway construction market.  Therefore, we are not able to present pro forma financial information as if the transactions had occurred on January 1, 2011.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted earnings before interest, taxes and depreciation and amortization (“EBITDA”) for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The yearly excess forecasted EBITDA in our calculation ranged from 0% to 157% of the minimum EBITDA threshold for the years 2012 through 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date and $2.3 million as of September 30, 2012.  The undiscounted earn-out liability as of September 30, 2012 is estimated at $2.4 million and could increase by $2.6 if EBITDA during the earn-out period increases $5.2 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

The following table shows the amounts of JBC’s and Myers’ revenue and earnings included in the Company’s condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2012, as well as the revenue and earnings of the combined entity for the nine months ended September 30, 2011, had the acquisition dates been January 1, 2011 (in thousands):

	Revenue	Net Income Attributable to Sterling Common Stockholders
JBC actual from January 1, 2012 to September 30, 2012	$31,621	$1,542
Myers actual from January 1, 2012 to September 30, 2012	63,542	813
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2011 – 9/30/2011 (unaudited)	401,187	7,411

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, have the right to require the Company to buy their remaining 20.0% interest in RLW in 2013, and concurrently, the Company has the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW Put/Call”). The purchase price in each case is 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The valuation of this purchase price is classified as a Level 3 fair value measurement.  In making this valuation, the observable input is RLW’s EBITDA for the period from January 1, 2010 through September 30, 2012 while the unobservable input is the forecasted EBITDA for the period from October 1, 2012 through December 31, 2012.  The noncontrolling owners’ interests, including the obligation under the RLW Put/Call, were recorded at their estimated fair value at the date of acquisition as “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying consolidated balance sheet. Any significant increase or decrease in actual EBITDA compared to the forecasted amount would result in a significantly higher or lower fair value measurement of the purchase price.  A $1 million increase (decrease) in RLW’s EBITDA for the three months ended December 31, 2012 from that used in the forecast would result in a $0.3 million increase (decrease) in the RLW Put/Call liability.

Annual interest is accreted for the RLW Put/Call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $745,000 and $636,000 for the nine months ended September 30, 2012 and 2011 and is recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW Put/Call was increased by $1.2 million and $1.9 million during the three months and nine months ended September 30, 2012, respectively, and this change, net of tax of $411,000 and $667,000, respectively, has been reported as a charge to retained earnings.

Since the Company may be required to settle the obligation associated with the RLW Put/Call as well as any undistributed earnings to the noncontrolling interest owners within the next year, $23.3 million is included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.

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

Changes in Obligation for Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners' interests in subsidiaries and joint ventures (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$16,848	$28,724
Net income attributable to noncontrolling interest included in liabilities	13,903	5,919
Accretion of interest on RLW Put/Call	745	636
Change in fair value of RLW Put/Call	1,906	--
Change in fair value of RHB put/call	--	1,054
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	15,196	--
Distributions to noncontrolling interest owners	(6,589)	(6,185)
Balance, end of period	$42,009	$30,148

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the nine months ended September 30, 2012 shown in the accompanying condensed consolidated statement of operations of $15.2 million includes $12.7 million attributable to the RLW noncontrolling interest owners which is reflected in “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures,” $1.2 million is attributable to RHB noncontrolling interest owners which is reflected in “Obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” and income of $1.3 million attributable to other noncontrolling interest owners which is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

Subsequent to the issuance of the financial statements for December 31, 2011, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment of the Company described in Note 8 of the Notes to Consolidated Financial Statements included in the 2011 From 10-K, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the nine months ended September 30, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2.4 million which increased the tax benefit for the period.

9.  Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 14 of the Notes to Consolidated Financial Statements included in the 2011 Form 10-K for further information.  We recorded stock-based compensation expense of $166,000 and $429,000 for the three months and nine months ended September 30, 2012, respectively, and $125,000 and $382,000 for the three months and nine months ended September, 30, 2011, respectively.

At September 30, 2012, total unrecognized compensation expense related to restricted stock awards was $1.6 million.  This cost is expected to be recognized over a weighted average period of 2.2 years.  During the three and nine months ended September 30, 2012, 100,000 and 150,000 shares of restricted stock awards were granted, respectively, which have various vesting periods.  There was no unrecognized compensation expense related to stock options at September 30, 2012.  Proceeds received by the Company from the exercise of options and warrants for the nine months ended September 30, 2012 and 2011 were approximately $66,000 and $156,000, respectively.  No options were granted in the nine months ended September 30, 2012 or 2011.

At September 30, 2012, there were 199,876 and 22,200 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not vested.

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

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (in thousands):

	September 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$4,097	$1,365
Contracts receivable, including retainage	17,222	2,244
Other current assets	1,250	419
Total current assets	22,569	4,028
Property and equipment, net	3,179	926
Goodwill	1,501	1,541
Total assets	$27,249	$6,495
Liabilities:
Current liabilities:
Accounts payable	$16,883	$1,134
Other current liabilities	4,890	2,323
Total current liabilities	21,773	3,457
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$21,773	$3,457

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three and Nine Months Ended September 30, 2011
Revenues	$$39,972	$$63,542	$3,515
Operating income	1,917	2,519	162
Net income attributable to Sterling common stockholders	621	813	52

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

	Three Months Ended September 30,		Nine MonthsEnded September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to Sterling common stockholders	$990	$3,461	$(3,223)	$7,716
Revaluation of the RLW noncontrolling interest put/call liability reflected in retained earnings, net of tax	(762)	--	(1,239)	--
	$228	$3,461	$(4,462)	$7,716
Denominator:
Weighted average common shares outstanding — basic	16,405	16,386	16,362	16,444
Shares for dilutive stock options and warrants	99	55	--	114
Weighted average common shares outstanding and assumed conversions— diluted	16,504	16,441	16,362	16,558
Basic net income (loss) per share attributable to Sterling common stockholders	$0.01	$0.21	$(0.27)	$0.47
Diluted net income (loss) per share attributable to Sterling common stockholders	$0.01	$0.21	$(0.27)	$0.47

There were 2,070 and 695 weighted average options outstanding during the three and nine months ended September 30, 2012, and 119,407 outstanding for both the three and nine months ended September 30, 2011, which were considered antidilutive as the option exercise price exceeded the average share market price and were, therefore, excluded from the denominator used for computing diluted net income (loss) per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 119,673 shares of underlying stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2012 as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

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

Overview

Sterling is a leading heavy civil construction company that specializes in the building, reconstruction and repair of transportation and water infrastructure.  Transportation infrastructure projects include highways, roads, bridges, light rail and commuter rail, foundations and structures.  Water infrastructure projects include water, wastewater and storm drainage systems. Sterling provides general contracting services, including excavating, concrete and asphalt paving, installation of large-diameter water and wastewater distribution systems, construction of bridges and similar large structures, construction of light and commuter rail infrastructure, concrete and asphalt batch plant operations, concrete crushing and aggregates operations.  Sterling performs the majority of the work required by its contracts with its own crews and equipment.

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

Sterling operates primarily in Texas, Utah, Nevada, Arizona and California, states that management believes benefit from both positive long-term demographic trends as well as a historical commitment to funding transportation and water infrastructure projects.   Currently, the Company also has highway construction contracts in Hawaii, Montana and Louisiana.  From 2005 to 2010, the populations of Texas, Utah, Nevada, Arizona and California grew 10.2%, 15.8%, 14.8%, 9.1% and 3.5%, respectively, compared to approximately 4.5% for the national average.  While the near-term funding available for infrastructure spending in these markets is currently limited, management anticipates that long-term population growth and increases in required spending for infrastructure in these markets will positively affect business opportunities over the coming years.

For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2011 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended September 30, 2012, “Prior Quarter” refers to the three month period ended September 30, 2011, “Current Period” refers to the nine month period ended September 30, 2012 and “Prior Period” refers to the nine month period ended September 30, 2011.

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

In the Current Quarter and Current Period, the Company had operating income of $4.2 million and $7.9 million, respectively, and net income (loss) attributable to Sterling common stockholders of $1.0 million and $(3.2) million, respectively. Included in the net loss attributable to Sterling common stockholders for the Current Period is additional earnings allocated to noncontrolling interest owners of $6.7 million, or $4.4 million net of tax, resulting from an amendment to the RLW member agreement to change the treatment of goodwill impairments for purposes of determining net income distributable to RLW’s members.  This is discussed further in Note 8.

Our gross margins have decreased to 6.9% in the Current Quarter from 9.3% in the Prior Quarter and from 9.0% for the three months ended June 30, 2012.  Gross margins decreased to 6.6% in the Current Period from 9.3% in the Prior Period. Our gross margins continue to be adversely impacted by downward revisions to estimated profitability on certain projects.

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

In view of the significant revisions to estimated gross profits on contracts identified in the fourth quarter of 2011, management undertook a thorough review and determined that some of these revisions related to prior periods, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in those prior periods had the changes been made in the appropriate period.  Management also determined that the procedures performed by operating personnel to make periodic revisions in estimates, and the reviews of those estimates by operations management, were not adequate or timely enough in some instances to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.  Management determined that this deficiency in our internal controls was such that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis and, therefore, this deficiency constituted a material weakness as of December 31, 2011.  Based on certain of the revisions in estimates which were made in the Current Period and Quarter, management has determined that this material weakness continued to exist as of September 30, 2012.

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

Although improvements have been made to the estimation process, there has not yet been an adequate period of time since the changes have been implemented to evaluate the effectiveness of these changes, and based on certain of the revisions in estimates which were made in the Current Period and Quarter, we have determined that the material weakness continues to exist as of September 30, 2012.

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

While we expect that implementation of the internal changes discussed above will improve profitability in the future, we do not expect to see a substantial impact on our 2012 results.  In addition, we expect continued pressure on our gross margins on new contract awards.  Projects in our backlog generally take 12 to 36 months to complete.  Based on our current estimates, the gross margin in our backlog for 2012 is lower than the gross margin of 8.0% realized in 2011, partly as a result of the operational issues discussed above which resulted in the downward revisions of estimated gross profits on a number of construction projects and partly as a result of competitive bidding pressures when the contracts were added to backlog.

Revenues for the Current Period are 22% above the Prior Period as a result of the higher backlog at the end of 2011 as compared to 2010, the impact of a full period of operations for JBC and Myers, both of which were acquired in August 2011, and contract awards of $512 million from January 1, 2012 through September 30, 2012.  However, as discussed above, based on estimated gross margins in our current backlog, we expect our overall gross margins for 2012 to be lower than the 8.0% reported for 2011. As discussed under "Results of Operations - Backlog at September 30, 2012" below, we have revised the definition of backlog to exclude low bids not officially awarded. Contract awards of $512 million include $125 million in awards previously reported in 2011 which we were the apparent low bidder on in 2011 but which were officially awarded in 2012 and excludes $79 million of contracts not officially awarded at September 30, 2012.

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

The U.S. Department of Transportation (“U.S.DOT”) had actual appropriations of $41.8 billion for federal highway financial assistance to the states for 2011, has authority to spend $41.5 billion in the fiscal year ending September 30, 2012, $39.7 billion in fiscal 2013 and $40.3 billion in fiscal 2014 for highways and bridges.

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

Results of Operations

Backlog at September 30, 2012

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. In prior periods we generally added the anticipated revenue value of each new project to our backlog when management reasonably determined that we would be awarded the contract and there were no known impediments to being awarded the contract.  However, due to the operating environment of our California subsidiaries in which low bid awards are, at times, contested, management has revised the definition of backlog to exclude low bid awards not officially awarded.  The new definition of backlog should be applied whenever backlog is mentioned throughout this document, and we have updated prior period backlog information to conform to our current definition. As the construction on our projects progresses, we also increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. During the Current Quarter, we were awarded $158 million in contracts, and at September 30, 2012, our backlog of $704 million excluded approximately $79 million of expected revenues for which the contracts had not yet been officially awarded.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Revenues	$205,283	$159,427	28.8%	$472,418	$387,167	22.0%
Gross profit	$14,169	$14,756	(4.0)	$31,202	$35,937	(13.2)
General and administrative expenses, net	(10,259)	(7,071)	45.1	(26,369)	(19,427)	35.7
Other operating income	261	76	NM	3,017	226	NM
Operating income	4,171	7,761	(46.3)	7,850	16,736	(53.1)
Gains (loss) on the sale of securities and other	617	212	NM	1,700	(33)	NM
Interest income	287	309	(7.1)	1,214	1,252	(3.0)
Interest expense	(159)	(357)	(55.5)	(978)	(945)	3.5
Income before taxes	4,916	7,925	(38.0)	9,786	17,010	(42.5)
Income tax benefit (expense)	(847)	(1,984)	(57.3)	2,146	(3,295)	NM
Net income	4,069	5,941	(31.5)	11,932	13,715	(13.0)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(3,079)	(2,480)	24.2	(15,155)	(5,999)	NM
Net income (loss) attributable to Sterling common stockholders	$990	$3,461	(71.4)	$(3,223)	$7,716	NM
Gross margin	6.9%	9.3%	(25.8)	6.6%	9.3%	(29.0)
Operating margin	2.0%	4.9%	(59.2)	1.7%	4.3%	(60.5)

	Amount as of
	September 30, 2012	June 30, 2012	December 31, 2011
Contract Backlog, end of period	$704,000	$754,000	$616,000

Revenues

Revenues for the Current Quarter increased 28.8% compared with the Prior Quarter and 22.0% for the Current Period compared with the Prior Period. Most of the increase for both the Current Quarter and Current Period is attributable to an increase in revenues in Arizona and California of $48.8 million in the Current Quarter and $96.6 million in the Current Period.  Prior to the August 1, 2011 acquisitions of JBC and Myers, we did not perform any work in these states.  Since our acquisition of these entities they have performed well in their respective markets. We also had higher revenues in Utah reflecting higher activity levels and improvements in estimated profitability in certain projects, and we had higher revenues in Nevada reflecting the impact of the contracts assumed from Aggregate Industries, Inc. in January 2012 discussed in Note 8.  Revenues from contracts in Texas decreased for the Current Quarter and Period.

Gross Profit

Gross profit decreased $0.6 million for the Current Quarter compared with the Prior Quarter, and decreased $4.7 million for the Current Period compared with the Prior Period.  Gross margins decreased to 6.9% in the Current Quarter from 9.3% in the Prior Quarter and to 6.6% in the Current Period from 9.3% in the Prior Period.  The Current Quarter and Current Period were impacted by downward revisions of estimated revenues and gross profit on a number of construction projects, primarily in Texas.  For the Current Quarter, however, upward revisions on projects in Utah substantially offset the downward revisions for Texas projects.  While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in the Current Quarter were:

•	conditions or contract requirements that differed from those assumed in the original bid or contract;

•	lower than expected productivity levels; and

•	delays in quickly identifying and taking measures to address issues which arose during construction.

At September 30, 2012, we had approximately 111contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses, net of other income

General and administrative expenses for the Current Quarter and Current Period included general and administrative expenses for JBC and Myers which we acquired on August 1, 2011 as well as an increase in compensation related expenses and professional fees.  As a percent of revenues, general and administrative expenses increased to 5.0% in the Current Quarter from 4.4% in the Prior Quarter.  General and administrative expenses for the Current Period as a percent of revenues was higher at 5.6% compared to 5.0% for the Prior Period.  Both Current Quarter and Current Period’s general and administrative expenses were affected by the change in the Company’s CEO, and included a signing bonus of $250,000 paid to our newly appointed CEO and $670,000 in compensation for our retiring CEO.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were 17.2% and 25.0%, respectively, and for the Current and Prior Periods were (21.9)% and 19.4%, respectively.  The effective income tax rates varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which are taxed to those owners rather than Sterling.  Excluding the impact of net income attributable to noncontrolling interest owners, our effective income tax rates for the Current and Prior Quarters were 46.1% and 36.4%, respectively, and for the Current and Prior Periods were 40.0% and 29.9%, respectively.  The effective rate for each of these periods reflects the impact of nontaxable interest income.  In addition, the Current Period reflects the impact of applying the estimated overall effective rate for 2012 to Current Quarter pre-tax income in order to allocate the tax provision within the current annual period.

Net income attributable to noncontrolling interests

The increase in net income attributable to noncontrolling interest owners in the Current Quarter compared with the Prior Quarter is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW, our 80% owned subsidiary. As discussed further in Note 8 to the condensed consolidated financial statements, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the three months ended March 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase has a related tax impact of $2.4 million which increased the tax benefit for the period.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$5,046	$4,637
Capital expenditures	(27,818)	(19,592)
Proceeds from sale of property and equipment	11,915	930
Net purchases of short-term securities	(7,514)	(13,246)
Distributions to noncontrolling interest owners	(6,589)	(6,185)
Purchases of treasury stock	--	(3,592)
Net drawdowns on the Credit Facility	10,000	--
Other	(377)	4,257
Total	$(15,337)	$(32,791)

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,034	$16,371
Working capital	$82,624	$94,738

Operating Activities

Significant non-cash items for the Current and Prior Periods included in operating activities are:

•
depreciation and amortization, which  increased from $12.8 million in the Prior Period to $14.6 million in the Current Period as a result of an increase in capital expenditures as well as depreciation associated with JBC and Myers which were acquired August 1, 2011; and

•
deferred tax expense (benefit); we had a deferred tax benefit of $1.6 million in the Current Period which is primarily attributable to the $2.4 million tax impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 8; deferred tax of $3.8 million in the Prior Period is mainly attributable to amortization for tax return purposes of goodwill and accelerated tax depreciation.

Besides the net income in the Current and Prior Periods and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) were:

•
net working capital attributable to contracts receivable, costs in excess of billings on uncompleted contracts, billings in excess of costs on uncompleted contracts and accounts payable increased $12.8 million in the Current Period primarily due to increased contract receivables related to our California, Utah and Nevada operations;  net working capital attributable to these items increased $20.1 million in the Prior Period; and

•	accrued compensation and other liabilities increased by $4.9 million in the Current Period and decreased by $3.9 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $27.8 million for the Current Period.  Proceeds from the sale of property and equipment totaled $11.9 million for the Current Period with an associated net gain of $3.0 million.  For the year ended December 31, 2011, capital expenditures totaled $24.0 million while proceeds from the sale of property and equipment totaled $1.3 million. Capital expenditures in the Current Period are higher than 2011 to support our higher level of operations and to replace equipment.  In addition, proceeds from sales of property and equipment in the Current Period have been higher than in previous periods as management undertook a program to dispose of underutilized and aging equipment.

During the Current Period, the Company had net purchases of short-term securities of $7.5 million compared to net purchases of short-term securities of $13.2 million in the Prior Period.  The net purchases in both periods were primarily due to the investment of cash generated by operations, after capital expenditures.  In addition, cash and cash equivalents at the beginning of the Prior Period were $49.4 million, and we invested a substantial portion of this balance during such period.

Financing Activities

Financing activities in the Current Period consisted of drawdowns and repayments with a net drawdown of $10 million on the Credit Facility and distributions to noncontrolling interest owners of $6.6 million.  Financing Activities in the Prior Period primarily reflect a net drawdown of $8 million on the Credit Facility, distributions to noncontrolling interest owners of $6.2 million and purchases of treasury stock of $3.6 million.

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

Some of these fluctuations can be significant. As of September 30, 2012, we had working capital of $82.6 million, a decrease of $12.1 million from December 31, 2011.  The decrease in working capital in the nine months ended September 30, 2012 was the result of the following (in thousands):

Net income	$11,932
Current portion of obligation to noncontrolling interest owners of RLW	(23,323)
Depreciation and amortization	14,627
Deferred tax benefit	(1,607)
Capital expenditures	(27,818)
Proceeds from sales of property and equipment, net of gain (loss)	8,938
Distributions to noncontrolling interest owners	(6,589)
Net drawdowns on the Credit Facility	10,000
Other	1,726
Total decrease in working capital	$(12,114)

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

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, from time to time, we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2012, there were borrowings of $10.0 million outstanding under the Credit Facility and a letter of credit of $1.8 million outstanding which reduced availability under the Credit Facility to $38.2 million.

Average borrowings under the Credit Facility for the Current Quarter were $511,000 and the largest amount of borrowings under the Credit Facility was $10.0 million on September 30, 2012.  Average borrowings under the Credit Facility for the fiscal year 2011 were $104,000, and the largest amount of borrowings under the Credit Facility was $8.0 million on September 30, 2011.

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

To date the Company has not experienced any difficulty in borrowing under the Credit Facility, and the Company was in compliance with all covenants under the Credit Facility as of September 30, 2012.

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

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of September 30, 2012, we had diesel futures contracts for 980,000 gallons with fixed prices at an average of $2.94 per gallon.  This compares to the September 30, 2012 price for off-road ultra-low sulfur diesel published by Platts of $3.19.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At September 30, 2012, there was approximately $315 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $101 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2012, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

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

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at September 30, 2012:

		Price Per Gallon
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	Fair Value of Derivatives at September 30, 2012 (in thousands)
October 1, 2012	December 31, 2012	$3.03–$3.31	$3.12	90,000	$2
January 1, 2013	December 31, 2013	$2.80–$3.29	$2.95	650,000	33
January 1, 2014	December 31, 2014	$2.79–$2.86	$2.82	240,000	14
					$49

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on the identification of a material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” in the 2011 Form 10-K, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011 due to this material weakness.  While some improvements have been made to the estimating process,  there has not been an adequate period of time to evaluate the effectiveness of these changes, and the Company’s principal executive officer and principal financial officer are continuing to evaluate what, if any, additional changes should be made to the internal controls in order to address the material weakness.  Furthermore, the Company’s principal executive officer and principal financial officer have determined that the previously reported material weakness continues to exist as of September 30, 2012 and that no other material weaknesses existed as of September 30, 2012.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, except for certain changes made related to the estimation of revenues and gross profits on construction projects, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Elizabeth D. Brumley, Chief Financial Officer of Sterling Construction Company, Inc.
32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Elizabeth D. Brumley, Chief Financial Officer

10.1*#	Employment Agreement dated as of September 1, 2012 between Sterling Construction Company, Inc. and Peter E. MacKenna
10.2*#	Amendment No. 1 to Employment Agreement dated as of August 6, 2012 between Sterling Construction Company, Inc. and Patrick T. Manning

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

STERLING CONSTRUCTION COMPANY, INC.

Date:                 November 8, 2012                               By: /s/ Peter E. MacKenna
Peter E. MacKenna
Chief Executive Officer

Date:                 November 8, 2012                               By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2012
Exhibit Index

Exhibit No.	Description

31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Elizabeth D. Brumley, Chief Financial Officer of Sterling Construction Company, Inc.

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Elizabeth D. Brumley, Chief Financial Officer.

10.1*#	Employment Agreement dated as of September 1, 2012 between Sterling Construction Company, Inc. and Peter E. MacKenna

10.2*#	Amendment No. 1 to Employment Agreement dated as of August 6, 2012 between Sterling Construction Company, Inc. and Patrick T. Manning

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
** #	Submitted electronically herewith. Management contract or compensatory plan or arrangement.

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