Form 10-K
period 2012-12-31
STERLING CONSTRUCTION CO INC
filed 2013-03-18
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended: December 31, 2012
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition period from _______________________to ________________________________

Commission file number 1-31993
STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1655321
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization

20810 Fernbush Lane
Houston, Texas	77073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 821-9091

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Title of each class	The NASDAQ Stock Market LLC
Common Stock, $0.01 par value per share
(Title of Class)

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).
[X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2012: $154,195,017.

At March 6, 2013, the registrant had 16,602,034 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business.

Overview of the Company’s Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091.  Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: Texas Sterling Construction Co., a Delaware corporation, or “TSC”; Road and Highway Builders, LLC, a Nevada limited liability company, or “RHB”; Road and Highway Builders of California, Inc., a California corporation, or “RHBCa”; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; and Myers & Sons Construction, L.P., a California limited partnership, or “Myers”.  The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

Sterling is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California and other states where there are construction opportunities.  Its transportation infrastructure projects include highways, roads, bridges and light rail and its water infrastructure projects include water, wastewater and storm drainage systems.  Sterling performs the majority of the work required by its contracts with its own crews and equipment.

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

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. These acquisitions also extended Sterling’s service profiles.

Recent Developments.

Financial Results for 2012, Operational Issues and Outlook for 2013 Financial Results.

As was the case in 2011, the Company’s 2012 results were adversely affected by production issues on a number of construction projects.

In 2012, the Company had operating income of $15.0 million and net loss attributable to Sterling common stockholders of $297,000. Included in the net loss attributable to Sterling common stockholders for 2012 is additional earnings allocated to noncontrolling interest owners of $6.7 million, or $4.3 million net of tax, resulting from an amendment to the RLW operating agreement to change the treatment of goodwill impairments for purposes of determining net income distributable to RLW’s members.  This is discussed further in Note 2 to the Consolidated Financial Statements.  Our gross margins have decreased to 7.5% in 2012 from 8.0% in 2011 and 13.6% in 2010. In 2012, our gross margins continued to be adversely impacted by downward revisions to estimated profitability on certain projects.

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

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, during 2012 we implemented the following changes in order to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment:
•	changed roles and responsibilities to improve functional support and controls;
•	developed management tools designed to improve the estimating process and increase the oversight of that process;
•	implemented processes designed to better identify, evaluate and quantify risks for individual projects;
•	improved the methodologies for allocating overhead, indirect costs and equipment costs to individual projects; and
•	improved the timeliness and content of reporting available to operations management.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  The federal government enacted the SAFETEA-LU bill in 2005, which authorized $244 billion for transportation spending through 2009.  The SAFETEA-LU bill expired on September 30, 2009, and the federal government enacted a number of extensions on an interim basis, most recently through June 30, 2012.  In July 2012, the federal government enacted the Moving Ahead for Progress in the 21st Century (“MAP-21”) legislation: a two-year, $105 billion reauthorization of the federal surface transportation program. This legislation maintains annual federal highway spending close to the previous level of $41 billion under the SAFETEA-LU bill.  While we believe that a longer term bill is needed, the new bill does alleviate some of the uncertainty which has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reduced opportunities to replace backlog at reasonable margins and increased competition for new projects.

While we expect that implementation of the internal changes discussed above will improve profitability in the future, we are not expecting a significant improvement in gross margins for 2013.  In addition, we expect continued pressure on our gross margins on new contract awards.

Senior Management Team.

Peter MacKenna joined the Company in September 2012 and serves as its President & Chief Executive Officer. Patrick Manning, the Company’s previous Chief Executive Officer, continues to serve as the Chairman of the Board of Directors.  As planned, Joseph P. Harper, Sr., who has served as the Company’s President and Chief Operating Officer and Treasurer, retired in December 2012 and continues to serve as a director.

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

•
Position our business for future infrastructure spending:  currently there are considerable uncertainties surrounding federal, state and local funding in our markets; however, we believe there is awareness of the need to build, reconstruct and repair our country’s infrastructure, including transportation infrastructure, such as bridges, highways, and mass transit systems and water infrastructure, such as water, wastewater and storm drainage systems.  We will continue to build our expertise to capture this infrastructure spending.  We also see opportunities to make enhancements to our operations that should yield improving performance over time.  These include a tighter integration of the acquisitions we have made over the past several years which should result in cost reductions and better collaboration between business units when pursuing new contract opportunities.

•
Continue to attract, retain and develop our employees:  we believe that our employees are key to the successful implementation of our business strategy, and we will continue allocating significant resources in order to attract and retain talented managers and supervisory and field personnel.

Our Markets, Competition and Customers.

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

Based on publicly available information on awarded construction projects, we believe that we are one of the larger participants in each of our Texas, Utah and Nevada markets. Because we own and maintain most of the equipment required for our contracts and have the key experienced workforce to handle many types of heavy civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects. In the state highway markets, most of our competitors are large international, national and regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water.

Since 2008, our markets have been much more competitive than in the past because of reductions in federal, state and local spending on transportation and water-related infrastructure; bidding by our traditional competitors at what appears to have been break-even or loss margins; the entry of new competitors from other states and the expansion of foreign competitors into our markets.  While our business includes only minimal residential and commercial infrastructure work, the severe fall-off in new projects in those markets has resulted in some residential and commercial infrastructure contractors bidding on smaller public sector transportation and water infrastructure projects, sometimes at bid levels below our break-even pricing, thus increasing competition and creating downward pressure on the bid prices in our markets.  These factors have compressed the profitability on many new projects where we submitted successful bids.

The nationwide decline in home sales, the increase in foreclosures and the prolonged recession resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction.  Expenditures by municipalities have also been impacted by federal, state and local funding limitations in the current economic environment.  The ongoing disagreements in Congress over balancing the federal budget in the short-term and long-term as well as reducing the federal deficit add to the uncertainties surrounding the renewal or enactment of federal highway funding legislation.

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

The U.S. Department of Transportation (“U.S.DOT”) had actual appropriations of $41.8 billion for federal highway financial assistance to the states for 2011, had authority to spend $41.5 billion in the fiscal year ended September 2012 and has requested authority to spend $39.7 billion in fiscal 2013 and $40.3 billion in fiscal 2014 for highways and bridges.

Our principal markets are in Texas, Utah, Nevada, Arizona and California, states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects.   Currently, the Company also has highway construction contracts in Hawaii, Montana, Idaho and Louisiana.  From 2005 to 2010, the populations of Texas, Utah, Nevada, Arizona and California grew 10.2%, 15.8%, 14.8%, 9.1% and 3.5%, respectively, compared to approximately 4.5% for the national average.  According to the 2010 U.S. Census Bureau Information, Texas, Utah, Nevada, Arizona, and California are expected to continue to experience population increases from 25.1 million, 2.8 million, 2.7 million, 6.4 million, and 37 million people in 2010, respectively, to populations of over 33 million, 3 million, 4 million, 10 million and 46 million, respectively, by 2030.  While the near-term funding available for infrastructure spending in these markets is currently limited, management anticipates that long-term population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

In Texas, our customers include Texas Department of Transportation (“TxDOT”), Texas county and municipal public works departments, regional transit and water authorities, port authorities, school districts, municipal utility districts and the U.S. Corps of Engineers.

TxDOT contract awards (“lettings”) for transportation construction projects were estimated at $3.0 billion in 2013 and are estimated to be $2.3 billion in 2014.

In Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities; however, such spending could be limited by federal, state and local funding limitations.

In Utah, our public sector customers include the Utah Department of Transportation (“UDOT”) and the Utah Transit Authority. Spending for highway and bridge construction in Utah was $957.3 million in 2012, and $1.2 billion has been authorized for 2013. The details of the capital spending for 2014 have not been released; however the Utah Governor’s recommendation for total capital spending in 2014 is approximately $649.2 million.  In Utah, we have been competitive, in part, because of successful marketing efforts, design-build and CM/GC capabilities and development of innovative methods for completing projects. Competition for design-build projects is not totally focused on cost factors but is also significantly dependent on successful marketing efforts, reputation, quality of designs and aesthetics. We believe that we were one of the first construction companies to utilize ABC technology to build bridges offsite, move them to their location, and complete their installation in a very short period of time in order to minimize mobility disruptions.

In Nevada, we believe that we are a leading asphalt paving contractor on suburban and rural highway projects.  Our primary public sector customer is the Nevada Department of Transportation (“NDOT”).  Nevada’s budget for construction of roadways and facilities is $212 million in 2013 and $391 million in 2014 compared with expenditures of $221 million in 2012. In addition, RHB is currently performing eight projects in Hawaii.

 In Arizona, our principal customers are the Arizona Department of Transportation (“ADOT”) and municipal airport authorities. Arizona’s expenditures for transportation construction were $1.3 billion in 2012, appropriations are $1.6 billion in 2013 and a budget of $1.5 billion has been requested for 2014.

In California, our principal customer is the California Department of Transportation (“Caltrans”). California’s transportation capital outlays and local assistance were $2.6 billion in 2012, while such expenditures are estimated to be $4.8 billion in 2013 and $3.5 billion in 2014.  A substantial portion of the change between 2013 and 2014 is due to a reduction in expected Federal Trust highway funds.

The majority of our contracts pertain to state highway and related bridge work.  In 2012, state highway and related bridge work accounted for 61% of our consolidated revenues compared with 65% and 68% in 2011 and 2010, respectively.

In 2012, contracts with UDOT and Caltrans represented 16.0% and 15.0% of our consolidated revenues, respectively.

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

Backlog.

Backlog is our estimate of the revenues that we expect to earn in future periods on our construction projects. In prior periods we generally added the anticipated revenue value of each new project to our backlog when management reasonably determined that we would be awarded the contract and there were no known impediments to being awarded the contract.  However, due to the operating environment of our California subsidiaries in which low bid awards are at times contested, management has revised the definition of backlog to exclude low bid awards not officially awarded. The new definition of backlog applies whenever backlog is mentioned throughout this document, and we have updated prior period backlog information to conform to our current definition. As the construction on our projects progresses, we increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2012, our backlog was $656 million.

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

The estimating process for our traditional fixed unit price competitive bid contracts typically involves three phases. Initially, we consider the level of anticipated competition and our available resources for the prospective project. If we then decide to continue considering a project, we undertake the second phase of the contract process and spend several weeks performing a detailed review of the plans and specifications, summarizing the various types of work involved and related estimated quantities, determining the contract duration and schedule and highlighting the unique and riskier aspects of the contract. Concurrent with this process, we estimate the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the contract on time and in accordance with the plans and specifications. Substantially all of our estimates are made on a per-unit basis for each line item, and it is not unusual for an estimate to contain over 300 line items. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. This profit amount will vary according to management’s perception of the degree of difficulty of the contract, the current competitive climate and the size, availability of resources and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues, and risks, can be understood and addressed on a timely basis.

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

Employees.

As of December 31, 2012, the Company had approximately 1,685 employees, including 1,489 field personnel. Of our field personnel, approximately 28 are project managers and 65 are superintendents. Of the 196 non-field employees, approximately 34 are headquarters’ personnel located in Houston. At December 31, 2012, 278 of our field employees were union members in Nevada, Arizona and California, and these union employees are represented by 8 unions.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a permanent basis; however, as is typical in the construction industry, we experienced a high degree of turnover as a result of construction projects being completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

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

Access to Company’s Filings.

The Company maintains a website at www.sterlingconstructionco.com on which our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge through a link to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) where those reports are filed.  Our website also has recent press releases, the Company’s Code of Business Conduct & Ethics, the charters of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee of the Board of Directors and information on the Company’s “whistle-blower” procedures.  Our website content is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.

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

Our revenue has grown rapidly in recent years, in part through acquisitions that expanded our geographical footprint. We may be unable to sustain these recent revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses.  See “Recent Developments ― Financial Results for 2012, Operational Issues and Outlook for 2013 Financial Results” above for further discuss of the impact on our financial results.

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

See “Business−Our Markets, Competition and Customers” above for a more detailed discussion of our markets and their funding sources.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2012, approximately 16.0% of our revenue was generated from UDOT and approximately 15.0% was generated by Caltrans.  Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are Caltrans, NTTA, Central Texas Regional Mobility Authority, TxDOT and ADOT which comprised 31.0%, 16.2%, 7.4%, 6.8% and 5.7% of our backlog at December 31, 2012, respectively. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

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

As is customary in the construction business, we are required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding would limit the amount that we can bid on new contracts and could have a material adverse effect on our future revenues and business prospects.

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

We had approximately $54.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2012. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock.  If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual review of our goodwill and intangible assets to determine if they have become impaired, which would require us to write down the impaired portion of these assets.  On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing.  Writedowns of goodwill may be substantial.  For example, in 2011, our annual review indicated that goodwill was impaired, and as a result we recorded a charge of $67.0 million representing approximately 55% of the $121 million of recorded goodwill prior to the write down.  As a result, the Company incurred a significant loss for 2011 and equity declined by $41.8 million.  If we were required to write down all or a significant part of our goodwill in future periods, our net earnings and equity could be materially and adversely affected.

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

We own our headquarters office building in Houston, Texas, which is located on a seven-acre parcel of land on which our Texas equipment repair center is also located. We also own land and newly constructed offices in San Antonio and Dallas.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW – see Note 17 (references to “Note” or “Notes” are to the Notes to Consolidated Financial Statements for the year ended December 31, 2012, included in this document).

For our Nevada operations, we lease office space in Sparks, Nevada, and own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at four quarry sites in Nevada. Unlike in Texas and Utah where we acquire aggregates from third-party suppliers, in Nevada we generally source and produce our own aggregates, either from our own quarries or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

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

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Annual Report on Form 10-K, which is incorporated by reference.

Executive Officers of the Registrant
(At March 1, 2013)

The following is a list of the Company's executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Peter MacKenna (1)	50	President & Chief Executive Officer	2012
Elizabeth D. Brumley	54	Executive Vice President & Chief Financial Officer, Treasurer, Controller	2011
Joseph P. Harper, Jr.	41	Executive Vice President	2010
Brian R. Manning	46	Executive Vice President & Chief Business Development Officer	2010
Roger M. Barzun	71	Senior Vice President & General Counsel, Secretary	2006
(1) Member of the Board of Directors.

Each executive officer is elected by the Board of Directors and, subject to the terms of his employment agreement with the Company, holds office for such term as the Board of Directors may prescribe or until his death, disqualification, resignation or removal.

Mr. MacKenna was elected Chief Executive Officer effective September 1, 2012, and on January 28, 2013 he was given the additional title of President on the retirement of Joseph P. Harper, Sr., the Company’s former President and Chief Operating Officer.  Prior to joining the Company, Mr. MacKenna was employed by Skanska AB for more than fourteen years as president and chief executive officer of several of its operating companies.  Skanska AB is a Fortune 500 public company and one of the ten largest construction companies in the world.

Ms. Brumley was elected Chief Accounting Officer & Controller effective March 17, 2011 and Executive Vice President & Chief Financial Officer effective November 28, 2011.  Prior to joining the Company, from November, 2005 through June, 2010, she was with Bristow Group Inc. serving in various roles, the most recent of which was as the Company’s Vice President-Finance and Chief Financial Officer.  Bristow Group Inc. is listed on the New York Stock Exchange and is a leading global provider of helicopter services to the worldwide offshore energy industry.  Prior to that she held controller and accounting positions with several Houston-based corporations.  Ms. Brumley is a certified public accountant.

Messrs. Harper and Manning have been officers of the Company for more than the last five years.  Messrs. Harper and Manning were elected to their current positions on September 1, 2010.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other corporations from time to time on a part-time basis.  He is a member of the bar of New York and Massachusetts.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”).  The table below shows the market high and low closing sales prices of the common stock for 2011 and 2012 by quarter.

	High	Low
Year Ended December 31, 2011
First Quarter	$16.89	$12.42
Second Quarter	16.85	12.25
Third Quarter	14.27	10.70
Fourth Quarter	13.11	10.05
Year Ended December 31, 2012
First Quarter	$12.30	$8.98
Second Quarter	10.22	8.75
Third Quarter	10.80	9.64
Fourth Quarter	10.00	7.81

On February 28, 2013, there were 1,092 holders of record of our common stock.

Dividend Policy.

We have never paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends.  Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company’s Credit Facility), business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information.

Certain information about the Company’s equity compensation plans is incorporated into Item 11. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

Performance Graph.

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose focus is limited primarily to heavy civil construction.  Both indices are published in The Wall Street Journal.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2007 and that all dividends were reinvested in additional shares of common stock.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)	December 2011 ($)	December 2012 ($)
Sterling Construction Company, Inc.	100.00	84.92	87.72	59.76	49.36	45.55
Dow Jones US	100.00	62.84	80.93	94.40	95.67	111.29
Dow Jones US Heavy Construction	100.00	44.88	51.30	65.87	54.30	65.94

Issuer Purchases of Equity Securities.

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  There were no repurchases of shares during the twelve months ended December 31, 2012.

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2012	2011	2010	2009	2008
Revenues	$630,507	$501,156	$459,893	$390,847	$415,074
Income (loss) before income taxes and earnings attributable to noncontrolling interests	$17,133	$(51,716)	$36,494	$37,795	$28,999
Income tax benefit (expense)	579	17,012	(10,270)	(12,267)	(10,025)
Net income (loss)	17,712	(34,704)	26,224	25,528	18,974
Noncontrolling owners’ interests in earnings of subsidiaries	(18,009)	(1,196)	(7,137)	(1,824)	(908)
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	$19,087	$23,704	$18,066

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.26)	$(2.24)	$1.15	$1.77	$1.38
Diluted	$(0.26)	$(2.24)	$1.13	$1.71	$1.32

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,421	16,396	16,195	13,359	13,120
Diluted	16,421	16,396	16,563	13,856	13,702
Cash dividends declared	$--	$--	$--	$--	$--

Balance sheet:
Total assets	$331,510	$303,831	$367,131	$385,741	$289,615
Long-term debt	$24,201	$263	$336	$40,409	$55,483
Equity attributable to Sterling common stockholders	$210,148	$213,311	$250,429	$230,766	$159,116
Book value per share of outstanding common stock attributable to Sterling common stockholders	$12.74	$13.07	$15.21	$14.35	$12.07
Shares outstanding	16,495	16,321	16,468	16,082	13,185

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

We are a company that operates in one segment, heavy civil construction, through our subsidiaries, and which specializes in the building, reconstruction and repair of transportation and water infrastructure in Texas, Utah, Nevada, Arizona and California and other states where we see opportunities.  We have strategically expanded our operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market. On August 1, 2011, we expanded our operations into Arizona and California with the acquisitions of JBC and Myers.

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

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-lived assets, and income taxes.  Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

Contract Revenue Recognition

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

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability.  There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.  Results for 2012 and 2011 were adversely affected by revisions to estimated profitability on a number of construction projects.  See “Recent Developments ― Financial Results for 2012, Operational Issues and Outlook for 2013 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2012 Compared with Fiscal Year Ended December 31, 2011” for further discussion of the impact on our financial results.

Contracts Receivable, Including Retainage

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2012 and 2011, contracts receivable included $18.1 million and $22.6 million of retainage, respectively, which is being withheld by customers until completion of the contracts. All other contracts receivable include only balances approved for payment by the customer.

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

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2012, including retainage, are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable was necessary. Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.

Valuation of Long-Lived Assets.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. Goodwill must be reviewed for impairment at least annually, and we completed our most recent annual impairment review for historical goodwill during the fourth quarter of 2012.  It indicated that there was no impairment in goodwill.  Note 8 to the Consolidated Financial Statements discusses the three valuation approaches used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment.  These valuation approaches are impacted by a number of factors but the key ones are the Company’s stock price, the Company’s financial performance relative to its peer group, the financial performance of the peer group, the estimated control premium and the estimated forecasted cash flows.  The valuation approaches contain uncertainty regarding the estimates used.  One of the largest uncertainties relates to government and state spending which management expects to increase in the next few years.  There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows.  These are discussed in a number of places including “Item IA. Risk Factors.”  We determined that the fair value of the Company’s equity was approximately 3% above the carrying value of the Company’s equity, and therefore a modest change in estimated forecasted cash flows could result in an impairment of goodwill.  In 2011, we determined that there was an impairment in goodwill of $67.0 million, which has been recognized as a charge in 2011.   At December 31, 2012, we had goodwill with a remaining carrying amount of approximately $54.8 million.

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

Segment Reporting.

We operate in one segment and have only one reportable segment and one reporting unit component, heavy civil construction. In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments.  We organize, evaluate, and manage our financial information around each project when making operating decisions and assessing overall performance. Even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under ASC 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•
The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, light rail and water, waste water and storm drainage systems.

•
The nature of the production processes — our heavy civil construction services rendered in the construction process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

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

Results of Operations.

Backlog at December 31, 2012

At December 31, 2012, our backlog of construction projects was $656 million, as compared to $616 million at December 31, 2011. Our Company was awarded $643 million of new contracts in 2012, excluding acquired contracts, compared to $595 million of new contracts in 2011. Our contracts are typically completed in 12 to 36 months.  At December 31, 2012, there was approximately $63 million excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $77 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner. As discussed further in “Item 1. Business―Recent Developments―Financial Results for 2012, Operational Issues and Outlook for 2013 Financial Results,” based on our current estimates, the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012 as a result of operational issues and lower infrastructure capital expenditures by federal and state governments.

We do, however, expect that our markets will ultimately recover from the conditions discussed in “Item 1. Business” and that our backlog and revenues will grow and gross margins, net income and earnings per share will return to levels more consistent with historical rates of return.  However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Our Markets, Competition and Customers” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2012 Compared with Fiscal Year Ended December 31, 2011

	2012	2011	% Change
	(Dollar amounts in thousands)
Revenues	$630,507	$501,156	25.8%
Gross profit	$47,472	$39,837	19.2
General and administrative expenses	(35,187)	(24,785)	42.6
Goodwill impairment	--	(67,000)	NM
Unusual items	(511)	(676)	NM
Other income (expense)	3,205	390	NM
Operating income (loss)	14,979	(52,234)	NM
Gains (losses) on the sale of short-term investments	1,797	94	NM
Interest income	1,301	1,655	(21.4)
Interest expense	(944)	(1,231)	(23.3)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	17,133	(51,716)	NM
Income tax benefit (expense)	579	17,012	(96.3)
Net income (loss)	17,712	(34,704)	NM
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	(18,009)	(1,196)	NM
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	(99.2)
Gross margin	7.5%	8.0%	(6.3)
Operating margin (deficit)	2.4%	(10.4)%	NM
Contract backlog, end of year	$656,000	$616,000	6.5

NM – Not meaningful.

Revenues.

Revenues for 2012 increased 25.8% compared with the prior year. Most of this increase is attributable to revenues from contracts performed in Arizona and California which totaled $168.9 million in 2012 as compared to $19.5 million in 2011.  Prior to the August 1, 2011 acquisitions of JBC and Myers, we did not perform any work in these states. Since our acquisition of these entities they have performed well in their respective markets. We also had higher revenues in Utah, Nevada, and Texas reflecting higher activity levels and improvements in estimated profitability in certain projects.  During 2012, results included $43.7 million of revenues and $11.8 million of gross profit attributable to our share of the results from a construction project joint venture in which we were a minority participant.  The joint venture’s construction project is substantially complete, and we do not anticipate a significant amount of additional earnings from this joint venture in future periods.

Gross Profit.

Gross profit increased $7.6 million for 2012 compared with the prior year. Gross margins declined to 7.5% in 2012 from 8.0% in 2011 due to net downward revisions of estimated revenues and gross margins on a number of construction projects, primarily in Texas.  Upward revisions on projects in Utah substantially offset the downward revisions for Texas projects in 2012.  Downward revisions for Texas projects had a significant impact on 2011 gross profits as well.  These upward revisions were primarily related to the joint venture project which is substantially complete discussed under “Revenues” above.  The net revisions to contract estimates were the result of different factors affecting various contracts, some positively and some negatively. While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in 2012 were:

• conditions or contract requirements that differed from those assumed in the original bid or contract;
• lower than expected activity levels; and
• delays in quickly identifying and taking measures to address issues which arose during production.

At December 31, 2012, we had approximately 91 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses for 2012 included a full year of general and administrative expenses for JBC and Myers which we acquired on August 1, 2011 as well as an increase in compensation related expenses and professional fees.  As a percent of revenues, general and administrative expenses in 2012 were higher at 5.7% compared with 5.1% for the prior year and included a signing bonus of $250,000 paid to our newly appointed CEO and $670,000 in compensation for our retiring CEO.

Goodwill Impairment.

During the fourth quarter of 2011, the Company completed an evaluation of the carrying value of goodwill resulting in an impairment charge of $67.0 million.  This charge had an impact of $41.8 million on the net loss attributable to Sterling common stockholders (net of the related tax benefits and reduced for the amount attributable to noncontrolling interest owners) or $2.55 per diluted share.  No goodwill impairment charge was recorded in 2012.  See Note 8 to the Consolidated Financial Statements.

Income taxes.

Our effective income tax rates for 2012 and 2011 were (3.4)% and 32.9%, respectively, and varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which are taxed to those owners rather than Sterling.  In addition, the effective tax rate for 2012 was impacted by non-taxable interest income, and the effective tax rate for 2011 was impacted by the portion of the goodwill impairment attributable to goodwill that is not deductible for tax purposes.

Net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interest owners increased in 2012 compared with 2011 and is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW.  This subsidiary was 80% owned until December 31, 2012 when we acquired the remaining 20% interest.  As discussed further in Note 2 to the consolidated financial statements, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during 2012. This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying consolidated statements of operations with an increase in the “Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” in the consolidated balance sheet. This increase has a related tax impact of $2.4 million which increased the tax benefit for 2012.

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended December 31, 2010.

	2011	2010	% Change
	(Dollar amounts in thousands)
Revenues	$501,156	$459,893	9.0%
Gross profit	39,837	62,705	(36.5)
General and administrative expenses	(24,785)	(24,895)	(0.4)
Goodwill impairment	(67,000)	--	NM
Unusual items	(676)	--	NM
Other income (expense)	390	(1,900)	NM
Operating income (loss)	(52,234)	35,910	NM
Gains (losses) on the sale of short-term investments	94	(38)	NM
Interest income	1,655	1,809	(8.5)
Interest expense	(1,231)	(1,187)	3.7
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(51,716)	36,494	NM
Income tax benefit (expense)	17,012	(10,270)	NM
Net income (loss)	(34,704)	26,224	NM
Noncontrolling owners' interests in earnings of subsidiaries and joint ventures	(1,196)	(7,137)	(83.2)
Net income (loss) attributable to Sterling common stockholders	$(35,900)	$19,087	NM
Gross margin	8.0%	13.6%	(41.0)
Operating margin (deficit)	(10.4)%	7.8%	NM
Contract backlog, end of year	$616,000	$522,000	18.0

NM – not meaningful

Revenues.

Revenues increased 9.0% or $41.3 million in fiscal year 2011 over fiscal year 2010.  The increase was primarily due to increased production levels in 2011 as a result of execution on contracts awarded in Texas markets in 2010, increased revenues resulting from a higher level of activity on joint ventures in which we participate, primarily in Utah, and $19.5 million in revenues in Arizona and California attributable to JBC and Myers which were acquired on August 1, 2011. Revenues for our Nevada operations declined from the prior year due to fewer construction contracts, and in Texas the increase in revenues between the periods was less than expected due to severe adverse weather conditions during the first quarter of 2011 and delays by a customer in starting two sizable contracts.

Gross Profit.

Gross profit decreased $22.8 million for 2011 compared with the prior year and gross margins decreased to 8.0% from 13.6% in 2010 due to net downward revisions of estimated revenues and gross margins on a number of construction projects, primarily in Texas. The primary factors which caused the net charge in 2011 were:
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

At December 31, 2011, we had approximately 83 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and various stage of completion.

General and administrative expenses.

General and administrative expenses for 2011 included $676,000 related to litigation and acquisition related costs which are shown separately in the table above. In addition, 2011 included the general and administrative expenses of the two companies we acquired on August 1, 2011 as well as an increase in salaries, wages and related benefits primarily resulting from added positions. Offsetting these increases was a decrease in bonus compensation resulting from lower earnings for the period. As a percent of revenues, general and administrative expenses were 5.1% in 2011 compared with 5.4% in 2010.

Income taxes.

The Company’s effective income tax rates for 2011 and 2010 were 32.9% and 28.1%, respectively, and varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which are taxed to those owners rather than Sterling. In addition, the effective tax rate for 2011 was impacted by the portion of the goodwill impairment attributable to goodwill that is not deductible for tax purposes.

Net income attributable to noncontrolling interests.

The net income attributable to noncontrolling interest owners decreased in 2011 compared with 2010 as a result of the $6.7 million impact for the impairment of goodwill attributable to noncontrolling interest owners. Offsetting this impact was an increase in earnings from a 60% owned consolidated joint venture controlled by RLW as well as income attributable to the noncontrolling interest owners of Myers which was acquired in August 2011.

Historical Cash Flows.

The following table sets forth information about our cash flows and liquidity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$24,789	$20,988	$47,073
Capital expenditures	(37,359)	(23,989)	(13,409)
Proceeds from sale of property and equipment	12,464	1,296	1,607
Acquisition of noncontrolling interest	(23,144)	(8,205)	--
Net assets of acquired companies	--	(3,911)	--
Net sales (purchases) of short-term securities	(3,493)	(7,897)	2,946
Distributions to noncontrolling interest owners	(10,185)	(7,809)	(4,160)
Purchases of treasury stock	--	(3,592)	--
Net drawdowns (repayment) on the Credit Facility	24,012	--	(40,000)
Other	(313)	49	978
Total	$(13,229)	$(33,070)	$(4,965)

	As of December 31,
	2012	2011
Cash and cash equivalents	$3,142	$16,371
Working capital	$87,484	$94,738

Operating Activities.

Significant non-cash items included in operating activities are:
•	the impairment of goodwill of $67.0 million in 2011;
•
depreciation and amortization which increased to $19.0 million in 2012 as compared to $17.3 million in 2011 and $15.8 million in 2010 as a result of an increase in capital expenditures as well as depreciation associated with JBC and Myers which were acquired in 2011;

•
deferred tax (benefit) expense was $(1.2) million, $(18.7) million and $3.9 million in 2012, 2011 and 2010, respectively; the deferred tax benefit for 2011 is primarily the result of recording the impairment of goodwill for financial reporting purposes whereas goodwill is amortized for tax return purposes; the deferred tax expense in 2010 is the result of recognizing accelerated depreciation methods used on equipment for tax purposes as compared to straight-line depreciation used for financial reporting purposes and amortizing goodwill for tax return purposes but not for financial reporting purposes.

Besides the net income (loss) in 2012, 2011 and 2010 and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) was a decrease in cash and cash equivalents related to non-cash working capital of $(4.7) million, $(10.8) million, and $(2.4) million in 2012, 2011 and 2010, respectively.

Investing Activities.

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $37.4 million in 2012. Proceeds from the sale of property and equipment totaled $12.5 million for 2012 with an associated net gain of $3.2 million. For the years ended December 31, 2011 and 2010, capital expenditures totaled $24.0 million and $13.4 million, respectively, while proceeds from the sale of property and equipment totaled $1.3 million and $1.6 million, respectively, with an associated net gain/(loss) of $0.4 million and ($1.9) million, respectively. Capital expenditures for 2012 are higher than 2011 to support our higher level of operations and to replace equipment. In addition, proceeds from sales of property and equipment in 2012 have been higher than in previous periods as management undertook a program to dispose of underutilized and aging equipment. The lower expenditures in 2010 reflect the smaller size of our operations as well as efforts to minimize expenditures in response to the poor economic conditions.

During 2012, 2011 and 2010, the Company had net purchases (sales) of short-term securities of $3.5 million, $7.9 million and $(2.9) million, respectively.  The net purchases in 2012 and 2011 were primarily due to the investment of cash generated by operations, after repayment of indebtedness.

On August 1, 2011, the Company used $8 million of existing cash and short-term investments to fund the acquisition of JBC, a heavy civil construction business operating in Arizona.  Additional purchase consideration of up to $5 million may be paid in connection with this acquisition subject to the achievement of certain earnings requirements during the period from 2011 through July 31, 2016.  Also on August 1, 2011, the Company acquired a 50% interest in Myers, a construction limited partnership located in California.  The Company paid a purchase price of $1.2 million which was funded by available cash of the Company. In December 2011, the Company acquired the remaining 8.33% interest in RHB from the noncontrolling interest owner for $8.2 million as a result of the owner’s exercise of his right to put the interest.  On December 31, 2012, the Company acquired the remaining unowned 20% interest in RLW for $23.1 million.  The purchase price was subject to further adjustment once earnings for 2012 were finalized and as result an additional $568,000 shall be paid in 2013.

Financing Activities.

Financing activities in 2012 consisted of drawdowns and repayments on the Credit Facility (with a net drawdown of $24.0 million, primarily to fund the purchase of the 20% interest in RLW on December 31, 2012 discussed above) and distributions to noncontrolling interest owners of $10.2 million. Financing activities in 2011 primarily reflect distributions to noncontrolling interest owners of $7.8 million and purchases of treasury stock of $3.6 million.  Financing activities in 2010 primarily reflect a reduction of $40.0 million in borrowings under our Credit Facility and distributions to noncontrolling interest owners of $4.2 million.  The amount of borrowings under the Credit Facility is based on the Company’s expectations of working capital requirements.

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

As of December 31, 2012, we had working capital of $87.5 million, a decrease of $7.3 million over December 31, 2011. The decrease in working capital was the result of the following (in thousands):

Net income	$17,712
Current portion of obligation to noncontrolling interest owners of RLW	(2,887)
Depreciation and amortization	18,997
Capital expenditures	(37,359)
Acquisition of noncontrolling interests	(23,144)
Proceeds from sales of property and equipment, net of gain (loss)	9,280
Distributions to noncontrolling interest owners	(10,185)
Net drawdowns on the Credit Facility	24,012
Other	(3,680)
Total decrease in working capital	$(7,254)

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, from time to time, we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At December 31, 2012, there were borrowings of $24.0 million outstanding under the Credit Facility and a letter of credit of $1.8 million outstanding which reduced availability under the Credit Facility to $24.2 million.  In January 2013, the Company sold approximately $27.7 million of its short-term investments in order to repay the $24.0 million of borrowings outstanding under the Credit Facility at December 31, 2012.

Average borrowings under the Credit Facility for the 2012 fiscal year were $1.1 million and the largest amount of borrowings under the Credit Facility was $24.0 million on December 31, 2012.  Average borrowings under the Credit Facility for the 2011 fiscal year were $104,000, and the largest amount of borrowings under the Credit Facility was $8.0 million on September 30, 2011.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants at year-end relating to leverage, tangible net worth, and asset coverage. The Credit Facility contains restrictions on our ability to:
•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party; and
•	Make investments in securities.

To date the Company has not experienced any difficulty in borrowing under the Credit Facility, and the Company was in compliance with all covenants under the Credit Facility as of December 31, 2012.

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

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2012:

	Payments due by period
	Total	< 1 Year	1 - 3 Years	4 – 5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$24,012	$--	$--	$24,012	$--
Operating leases	6,006	941	1,903	1,129	2,033
Mortgage	262	73	189	--	-- --
Earn-out liability to former owner of JBC	2,420	2,047	--	373	--
RLW put/call liabilities	568	568	--	--	--
	$33,268	$3,629	$2,092	$25,514	$2,033

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time.  Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.  In 2012, interest on the Credit Facility was approximately $37,000.

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment.  Management expects capital expenditures in 2013 to be lower than the $37.4 million incurred in 2012; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

Inflation.

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel, and steel prices have affected our cost of operations.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of December 31, 2012, we had diesel futures contracts for 1,190,000 gallons which fixed prices at an average of $2.92 per gallon.  This compares to the December 31, 2012 price for off-road ultra-low sulfur diesel published by Platts of $2.99.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and contracts do not contain quantity guarantees, and we have no obligation for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or derivative contracts entered into to hedge against such increases, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Off-Balance Sheet Arrangements and Joint Ventures.

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At December 31, 2012, there was approximately $214 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $77 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2012, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements.

See “Recent Accounting Pronouncements” in Note 1 for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during 2012 were $1.1 million.  Based on our expected levels of borrowings for 2013, we do not expect that a change in our interest rate would have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at December 31, 2012:

			Price Per Gallon
Period	Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	Fair Value of Derivatives at December 31, 2012 (in thousands)
2013	January 1, 2013	December 31, 2013	$2.80 – 3.29	$2.96	830,000	$7
2014	January 1, 2014	December 31, 2014	$2.79 – 2.93	$2.84	360,000	1
						$8

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

Remediation of Material Weakness in Internal Control over Financial Reporting.

In the fourth quarter of 2011, management identified a material weakness related to the established process for estimating revenues and costs on its construction projects.  The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Under our established estimation process, project managers make estimates for all of our significant contracts on a monthly basis using a highly detailed “bottom up” approach, and operations managers review those estimates for reasonableness. Our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid.  In order to ensure that revenues and gross profit are recognized in the proper period under the percentage-of-completion method of accounting, the monthly revisions to estimated revenues and costs must reflect changes in job performance, job conditions, change orders and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, which are known at that time.  During the fourth quarter of 2011, significant revisions to estimated revenues and costs were made for a number of construction projects.  In response, management undertook a thorough review and determined that certain of these revisions should have been made in prior quarters, but the impact of revising these estimates would not have had a material impact on revenues or gross profit reported in prior periods had the changes been made in the appropriate prior period.  Management also determined that in some instances the procedures performed to make periodic revisions in estimates were not being made timely and that the review procedures being performed by operations management were not adequate to ensure that a material impact on the financial statements resulting from such revisions in estimates would be recognized in the proper period.  Based on this evaluation and the material weakness noted above, management concluded that we did not maintain effective internal control over financial reporting at December 31, 2011.  While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, beginning in the first quarter of 2012 and through the fourth quarter of 2012, we implemented the following changes in order to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment:

•	changed roles and responsibilities to improve functional support and controls;
•	developed management tools designed to improve the estimating process and increase the oversight of that process;
•	implemented processes designed to better identify, evaluate and quantify risks for individual projects;
•	improved the methodologies for allocating overhead, indirect costs and equipment costs to individual projects; and
•	improved the timeliness and content of reporting available to operations management.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, except for certain changes made related to the controls over the estimation of revenues and gross profits on construction projects discussed above, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2013 and is incorporated herein by reference.  The information can be found under the following headings in the proxy statement:

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

Information relating to the Company’s executive officers is set forth at the end of Part I of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2013 and is incorporated herein by reference.  The information can be found under the heading Executive Compensation in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2013 and is incorporated herein by reference.
•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company’s common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2013 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Business Relationships with Directors and Officers.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14. Principal Accountant Fees and Services.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2013 and is incorporated herein by reference.  The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

  Financial Statments:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Financial Statement Schedules.

None.

  Exhibits.

  The following exhibits are filed with this Report.

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
2.1.1
Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.’s Current Report on Form 8 K, filed on December 3, 2009 (SEC File No. 1-31993)).

2.1.2*
Agreement dated December 28, 2012 by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. relating to the exercise of the right to purchase the remaining 20% of Ralph L. Wadsworth Construction Company, LLC.

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.0 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q, filed on August 10, 2009 (SEC File No. 1-31993)).

3.2
Bylaws of Sterling Construction Company, Inc. as amended through March 13, 2008 (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on March 19, 2008 (SEC File No. 1-31993)).

4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to its Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1.1#
The Sterling Construction Company, Inc. Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.13 to Sterling Construction Company, Inc.’s. Current Report on Form 8-K, filed on May 12, 2011 (SEC File No. 1-31993)).

10.1.2#
Amendment dated May 6, 2012 to The Sterling Construction Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s. Current Report on Form 8 K, filed on May 11, 2012 (SEC File No. 1-31993)).

10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors on August 3, 2011 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2011 (SEC File No. 1-31993)).

10.4.1
Credit Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank and the other lenders from time to time party thereto, and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.4.2
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.4.3
Consent and Second Amendment to Credit Agreement by and among Sterling Construction Company, Inc., its subsidiaries, and Comerica Bank as Agent, Lender, Swing Line Lender and Issuing Lender dated as of November 8, 2011 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2011 (SEC File No. 1-31993)).

10.5
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2009 (SEC File No. 1-31993)).

10.6#*	Employment Agreement dated as of January 1, 2012 between Texas Sterling Construction Co. and Joseph P. Harper, Jr.
10.7#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Joseph P. Harper, Jr. (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.8#
Employment Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Brian R. Manning (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.9#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Brian R. Manning (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.10#
Employment Agreement dated as of February 1, 2011 between Sterling Construction Company, Inc. and Elizabeth D. Brumley (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.11#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Elizabeth D. Brumley (incorporated by reference to Exhibit 10.12 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.12.1#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010 (SEC File No. 1-31993)).

10.12.2#	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.

10.13#*	Employment Agreement dated December 28, 2012 between Ralph L. Wadsworth Construction Company, LLC and Kip L. Wadsworth.
10.14#
Employment Agreement dated as of September 1, 2012 between Sterling Construction Company, Inc. and Peter E. MacKenna (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012 (SEC File No. 1-31993)).

21	Subsidiaries of Sterling Construction Company, Inc.:
	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	Road and Highway Builders of California, Inc.	California
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. L.P.	California
	J. Banicki Construction, Inc.	Arizona
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Elizabeth D. Brumley, Chief Financial Officer of Sterling Construction Company, Inc.
32.0*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Elizabeth D. Brumley, Chief Financial Officer.

95.1*	Mine Safety Disclosure

# Management contract or compensatory plan or arrangement.
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 18, 2013	By:	/s/ Peter E. MacKenna
Peter E. MacKenna, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick T. Manning	Chairman of the Board of Directors	March 18, 2013
Patrick T. Manning

/s/ Peter E. MacKenna	President & Chief Executive Officer (principal executive officer), Director	March 18, 2013
Peter E. MacKenna

/s/ Elizabeth D. Brumley	Executive Vice President & Chief Financial Officer, Controller (principal financial officer and principal accounting officer), Treasurer	March 18, 2013
Elizabeth D. Brumley

/s/ John D. Abernathy	Director	March 18, 2013
John D. Abernathy

/s/ Robert A. Eckels	Director	March 18, 2013
Robert A. Eckels

/s/ Joseph P. Harper, Sr.	Director	March 18, 2013
Joseph P. Harper, Sr.

/s/Maarten D. Hemsley	Director	March 18, 2013
Maarten D. Hemsley

/s/ Richard O. Schaum	Director	March 18, 2013
Richard O. Schaum

/s/ Milton L. Scott	Director	March 18, 2013
Milton L. Scott

/s/ David R. A. Steadman	Director	March 18, 2013
David R. A. Steadman

/s/ Kip L. Wadsworth	Director	March 18, 2013
Kip L. Wadsworth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 18, 2013

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sterling Construction Company, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 18, 2013

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(Amounts in thousands, except share and per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,142	$16,371
Short-term investments	49,211	44,855
Contracts receivable, including retainage	70,815	74,875
Costs and estimated earnings in excess of billings on uncompleted contracts	20,592	16,509
Inventories	3,731	1,922
Deferred tax asset, net	1,803	1,302
Receivables from and equity in construction joint ventures	11,005	6,057
Other current assets	4,459	2,132
Total current assets	164,758	164,023
Property and equipment, net	102,308	83,429
Goodwill	54,820	54,050
Long-term deferred tax, asset, net	2,973	828
Other assets, net	6,651	1,501
Total assets	$331,510	$303,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,796	$34,428
Billings in excess of costs and estimated earnings on uncompleted contracts	18,918	18,583
Current maturities of long-term debt	73	573
Income taxes payable	--	2,013
Accrued compensation	4,909	5,329
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	2,887	--
Other current liabilities	2,691	8,359
Total current liabilities	77,274	69,285
Long-term liabilities:
Long-term debt, net of current maturities	24,201	263
Other long-term liabilities	2,728	2,597
Total long-term liabilities	26,929	2,860
Commitments and contingencies (Note 12)
Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures	14,721	16,848
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,495,216 and 16,321,116 shares issued	165	163
Additional paid in capital	197,067	196,143
Retained earnings	12,220	16,509
Accumulated other comprehensive income	696	496
Total Sterling common stockholders’ equity	210,148	213,311
Noncontrolling interests	2,438	1,527
Total equity	212,586	214,838
Total liabilities and equity	$331,510	$303,831

The accompanying notes are an integral part of these consolidated financial statements.

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands, except per share data)

	2012	2011	2010
Revenues	$630,507	$501,156	$459,893
Cost of revenues	(583,035)	(461,319)	(397,188)
Gross profit	47,472	39,837	62,705
General and administrative expenses	(35,187)	(24,785)	(24,895)
Direct costs of acquisitions	(202)	(456)	--
Provision for loss on lawsuit	(309)	(220)	--
Goodwill impairment	--	(67,000)	--
Other operating income (expense), net	3,205	390	(1,900)
Operating income (loss)	14,979	(52,234)	35,910
Gain (loss) on sale of securities and other	1,797	94	(38)
Interest income	1,301	1,655	1,809
Interest expense	(944)	(1,231)	(1,187)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	17,133	(51,716)	36,494
Income tax benefit (expense)	579	17,012	(10,270)
Net income (loss)	17,712	(34,704)	26,224
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(18,009)	(1,196)	(7,137)
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	$19,087
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.26)	$(2.24)	$1.15
Diluted	$(0.26)	$(2.24)	$1.13
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,420,886	16,395,739	16,194,708
Diluted	16,420,886	16,395,739	16,563,169

The accompanying notes are an integral part of these consolidated financial statements.

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	2012	2011	2010
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	$19,087
Net income attributable to noncontrolling interest included in equity	1,068	261	--
Net income attributable to noncontrolling interest included in liabilities	16,941	935	7,137
Add /(deduct) other comprehensive income, net of tax:
Realized (gain) / loss from available-for-sale securities	(510)	(1)	25
Change in unrealized holding gain (loss) on available-for-sale securities	560	779	(404)
Realized loss from settlement of derivatives	43	72	--
Change in the effective portion of unrealized loss in fair market value of derivatives	107	(217)	--
Comprehensive income (loss)	$17,912	$(34,071)	$25,845

The accompanying notes are an integral part of these consolidated financial statements.

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive Income	Noncon-trolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interests	Total
Balance at January 1, 2010	16,082	$160	--	$--	$197,898	$32,466	$242	$--	$230,766
Net income	--	--	--	--	--	19,087	--	--	19,087
Other comprehensive loss	--	--	--	--	--	--	(379)	--	(379)
Stock issued upon option and warrant exercises	350	3	--	--	1,048	--	--	--	1,051
Excess tax benefits from exercise of stock options	--	--	--	--	--	--	--	--	--
Issuance and amortization of restricted stock	36	1	(3)	--	473	--	--	--	474
Stock-based compensation expense	--	--	--	--	121	--	--	--	121
Revaluation of noncontrolling interest RHB put/call liability	--	--	--	--	(691)	--	--	--	(691)
Balance at December 31, 2010	16,468	164	(3)	--	198,849	51,553	(137)	--	250,429
Net loss	--	--	--	--	--	(35,900)	--	261	(35,639)
Other comprehensive income	--	--	--	--	--	--	633	--	633
Purchases of treasury shares	--	--	(286)	(3,592)	--	--	--	--	(3,592)
Cancellation of treasury shares	(289)	(2)	289	3,592	(3,422)	(168)	--	--	--
Stock issued upon option and warrant exercises	95	1	--	--	155	--	--	--	156
Excess tax benefits from exercise of stock options	--	--	--	--	58	--	--	--	58
Issuance and amortization of restricted stock	47	--	--	--	473	--	--	--	473
Stock-based compensation expense	--	--	--	--	30	--	--	--	30
Revaluation of noncontrolling interest RLW put/call liability	--	--	--	--	--	(1,268)	--	--	(1,268)
Tax benefit related to the exercise of RHB’s put/call liability	--	--	--	--	--	2,292	--	--	2,292
Equity attributable to noncontrolling interest in acquired companies	--	--	--	--	--	--	--	1,266	1,266
Balance at December 31, 2011	16,321	163	--	--	196,143	16,509	496	1,527	214,838
Net income (loss)	--	--	--	--	--	(297)	--	1,068	771
Other comprehensive income	--	--	--	--	--	--	200	--	200
Stock issued upon option and warrant exercises	24	--	--	--	66	--	--	--	66
Tax impact from exercise of stock options	--	--	--	--	(79)	--	--	--	(79)
Issuance and amortization of restricted stock	150	2	--	--	694	--	--	--	696
Revaluation of noncontrolling interest liabilities and other, net of tax	--	--	--	--	243	(3,992)	--	(40)	(3,789)
Distribution to owners	--	--	--	--	--	--	--	(117)	(117)
Balance at December 31, 2012	16,495	$165	--	$--	$197,067	$12,220	$696	$2,438	$212,586

The accompanying notes are an integral part of these consolidated financial statements.

F6

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	$19,087
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	18,009	1,196	7,137
Net income (loss)	17,712	(34,704)	26,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	--	67,000	--
Depreciation and amortization	18,997	17,322	15,770
(Gain) loss on disposal of property and equipment	(3,184)	(390)	1,900
Deferred tax expense (benefit)	(1,167)	(18,651)	3,860
Interest expense accreted on noncontrolling interests	993	881	1,169
Stock-based compensation expense	694	503	595
Loss (gain) on sale of securities and other	(918)	(3)	38
Tax expense (benefits) from exercise of stock options and restricted stock	79	(58)	--
Other changes in operating assets and liabilities:
(Increase) decrease in contracts receivable	4,060	1,933	9,982
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,083)	(5,921)	(4,085)
(Increase) decrease in receivables from and equity in construction joint ventures	(4,948)	687	(4,403)
(Increase) decrease in other current assets	(9,234)	(538)	2,284
Increase (decrease) in accounts payables	7,730	(7,942)	1,355
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	335	(539)	(13,325)
Increase (decrease) in accrued compensation and other liabilities	(2,277)	1,408	5,709
Net cash provided by operating activities	24,789	20,988	47,073
Cash flows from investing activities:
Acquisition of noncontrolling interests	(23,144)	(8,205)	--
Net assets of acquired companies, net of cash acquired	--	(3,911)	--
Additions to property and equipment	(37,359)	(23,989)	(13,409)
Proceeds from sale of property and equipment	12,464	1,296	1,607
Purchases of short-term securities, available for sale	(30,154)	(109,312)	(137,547)
Sales of short-term securities, available for sale	26,661	101,415	140,493
Net cash used in investing activities	(51,532)	(42,706)	(8,856)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	75,012	18,500	57,700
Cumulative daily repayments – Credit Facility	(51,000)	(18,500)	(97,700)
Distributions to noncontrolling interest owners	(10,185)	(7,809)	(4,160)
Purchases of treasury stock	--	(3,592)	--
Issuance of common stock pursuant to warrants and options exercised	68	156	1,051
Tax benefits from exercise of stock options	(79)	58	--
Other	(302)	(165)	(73)
Net cash provided by (used in) financing activities	13,514	(11,352)	(43,182)
Net decrease in cash and cash equivalents	(13,229)	(33,070)	(4,965)
Cash and cash equivalents at beginning of period	16,371	49,441	54,406
Cash and cash equivalents at end of period	$3,142	$16,371	$49,441
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$88	$299	$44
Cash paid during the period for income taxes	$2,990	$1,444	$3,740
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$--	$1,054	$--
Tax benefit related to the exercise of RHB’s liability	$--	$2,292	$--
Net liabilities assumed in connection with acquisitions	$--	$1,961	$--
Revaluation of noncontrolling interest – RLW and RHB’s put/call liability	$3,992	$(1,268)	$--
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$9,767	$--	$--
Goodwill adjustments	$410	--	--

The accompanying notes are an integral part of these consolidated financial statements.

F7

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California and other states in which there are construction opportunities. Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems. We perform the majority of the work required by our contracts with our own crews and equipment.

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”); Road and Highway Builders, LLC (“RHB”); Road and Highway Builders, Inc. (“RHB Inc”); Road and Highway Builders of California, Inc. (“RHBCa”); Ralph L. Wadsworth Construction Company, LLC (“RLW”) and Ralph L. Wadsworth Construction Company, LP (“RLWLP”); J. Banicki Construction, Inc.(“JBC”); and Myers & Sons Construction, L.P. (“Myers”).  TSC, RHB, RHB Ca, RLW, JBC and Myers perform construction contracts, and RHB Inc produces aggregates from a leased quarry, primarily for use by RHB.

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

We determined that Myers is a variable interest entity.  As discussed further in Note 3, the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets (including goodwill), and income taxes.  Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the year ended December 31, 2012 resulted in a net charge of $4.9 million included in operating income and a $5.3 million after-tax charge, or $0.32 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders.   Changes in estimated revenues and gross margin during the year ended December 31, 2011 resulted in a net charge of $11.8 million included in the operating loss and $7.6 million after-tax charge, or $0.46 per diluted share attributable to Sterling common stockholders, included in net income attributable to Sterling common stockholders.  An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  Costs and estimated earnings in excess of billings included $0 and $2.5 million at December 31, 2012 and 2011, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), demand notes payable, the put related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term contracts receivable is based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximates fair value.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 9 regarding the fair value of derivatives and Note 2 regarding the fair value of the put and the earn-out liability.  We had one mortgage outstanding at December 31, 2012 and December 31, 2011 with a remaining balance of $262,000 and $336,000, respectively.  The mortgage was accruing interest at 3.50% at both December 31, 2012 and December 31, 2011 and contains pre-payment penalties.  At December 31, 2012 and December 31, 2011 the fair value of the mortgage approximated its book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The recorded value of the demand notes payable approximates the fair value as the interest rate approximates market rates and as the notes are due upon demand (i.e., they are short-term in nature).  See Note 10 for further information regarding the demand notes payable which was paid during the 2012 third quarter. The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13).

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2012 and 2011, contracts receivable included $18.1 million and $22.6 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2012, there were no unbilled receivables on contracts completed or substantially complete at that date. All other contracts receivable include only balances approved for payment by the customer.

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

F9

There are certain contracts that are completed in advance of full payment.  When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and is recorded in “Other assets, net” in our balance sheet.  At December, 2012 and 2011 there was $4.6 million and $0 recorded, respectively.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted.  However, based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2012 and 2011 are fully collectible, and, accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2012 and 2011 consist primarily of concrete, aggregate and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortizations are as follows:

Buildings (in years)			39
Construction equipment (in years)	5	-	15
Land improvements (in years)	5	-	15
Office furniture and fixtures (in years)	3	-	10
Transportation equipment (in years)			5

Depreciation expense was $19.0 million, $16.9 million, and $15.5 million in 2012, 2011 and 2010, respectively.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease.  Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment.  The Company had no capital leases during the years ended December 31, 2012, 2011 and 2010.

Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. Unamortized costs are $289,000 and $321,000 at December 31, 2012 and 2011, respectively, and are primarily attributable to the Credit Facility (see Note 10).  Loan cost amortization expense for fiscal years 2012, 2011 and 2010 was $32,000, $326,000 and $304,000 respectively.

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

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed.  The evaluation would be based on estimated undiscounted cash flow associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required.  As described in Note 8, the testing under step one of the goodwill impairment test in 2011 indicated the adjusted fair value of the Company’s stock was less than its book value. Management then determined the fair value of its assets and liabilities, and found that no long-lived assets were impaired except for goodwill in 2011.  For 2012, management believes that there are no events or changes in circumstances have indicated that long-lived assets may be impaired.

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

F10

Even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under Accounting Standards Codification 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•
The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, light rail and water, waste water and storm drainage systems.

•
The nature of the production processes — our heavy civil construction services rendered in the construction process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.

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

Interest Costs

Approximately $2,000 and $6,000 of interest related to the construction of maintenance facilities and an office building was capitalized as part of construction costs during 2011 and 2010, respectively, no interest was capitalized in 2012.

F11

Net Income (Loss) Per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders for 2012, 2011 and 2010 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to Sterling common stockholders	$(297)	$(35,900)	$19,087
Revaluation of noncontrolling interest put/call liability reflected in additional paid in capital or retained earnings, net of tax	(3,992)	(824)	(449)
	$(4,289)	$(36,724)	$18,638
Denominator:
Weighted average common shares outstanding — basic	16,421	16,396	16,195
Shares for dilutive stock options and warrants	--	--	368
Weighted average common shares outstanding and assumed conversions— diluted	16,421	16,396	16,563
Basic net income (loss) per share attributable to Sterling common stockholders	$(0.26)	$(2.24)	$1.15
Diluted net income (loss) per share attributable to Sterling common stockholders	$(0.26)	$(2.24)	$1.13

Options outstanding but considered antidilutive as the option exercise price exceeded the average share market price were: zero in 2012, 53,900 in 2011, and 95,107 in 2010.  In addition, 109,424 shares and 88,426 shares for stock options and warrants were excluded from the diluted weighted average common shares outstanding in 2012 and 2011, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

Recent Accounting Pronouncements

In July 2012, the FASB amended authoritative guidance associated with indefinite-lived intangible assets.  This amended guidance states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired.  The amendments to this authoritative guidance become effective for the Company after September 15, 2012.  The Company does not currently have indefinite-lived intangible assets, other than goodwill; therefore, this guidance did not have a material impact on our consolidated financial statements.

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

F12

The Company also agreed with Mr. Buenting to amend and restate the operating agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company shall record an adjustment to retained earnings.  In 2012, a pre-tax adjustment of $2.5 million was recorded.  Under the agreement, the Company will provide RHB with access to a $5 million line of credit.

These transactions were accounted for as a business combination.  In December 2012, the Company finalized its valuation of the assets acquired, the membership interest granted and the tax related impact of the transaction.  The purchase price for the transaction was $9.8 million for the assets acquired net of a contract liability.  In addition, the Company recorded a credit of $233,000 to “Additional paid in capital” resulting from the excess of the post-merger member capital over the Company’s book value of the 50% investment in RHB issued to Mr. Buenting.  As a result of the merger, an additional difference between the Company’s tax basis related to RHB and its book basis was created.  Accordingly, the Company recorded an additional deferred tax liability of $360,000 with an offset to goodwill.

Revenues and earnings related to the contracts assumed and the acquired companies for 2012 were $26.1 million and $152,000, respectively.  In connection with this transaction, AI did not agree to provide us with historical information related to the earnings from the acquired operations except for information related to the specific contracts being assumed.  Furthermore, we determined that such information was not needed in order to evaluate the transaction based on our knowledge of the assets acquired and the Nevada road and highway construction market.  Therefore, we are not able to present pro forma financial information as if the transactions had occurred on January 1, 2011.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted earnings before interest, taxes and depreciation and amortization (“EBITDA”) for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The yearly excess forecasted EBITDA in our calculation ranged from 0% to 205% of the minimum EBITDA threshold for the years 2012 through 2016.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date, and $2.3 million as of December 31, 2012.  The undiscounted earn-out liability as of December 31, 2012 is estimated at $2.4 million and could increase by $2.6 million if EBITDA during the earn-out period increases $5.2 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

F13

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

The following table summarizes the initial allocation of the purchase price for Myers (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $654	$3,207
Current liabilities	(2,464)
Working capital acquired	743
Property and equipment	708
Debt due to noncontrolling interest owner	(500)
Total tangible net assets acquired at fair value	951
Goodwill	1,502
Total consideration	2,453
Fair value of noncontrolling owners’ interest in Myers	(1,226)
Cash paid	$1,227

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

The following table shows the amounts of JBC’s and Myers’ revenues and earnings included in the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2011, and the revenues and earnings of the combined entity had the acquisition dates been January 1, 2010 (in thousands):

	Revenues	Net Income (Loss) Attributable to Sterling Common Stockholders
JBC actual from 8/1/2011 – 12/31/2011	$12,303	$245
Myers actual from 8/1/2011 – 12/31/2011	7,153	170
Supplemental pro forma results of the Company, JBC, and Myers on a combined basis for 1/1/2010 – 12/31/2010 (unaudited)	475,906	19,596

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, had the right to require the Company to buy their remaining 20.0% interest in RLW in 2013, and concurrently, the Company had the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW put/call”). The purchase price in each case was 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.  The valuation of this purchase price was classified as a Level 3 fair value measurement.  In making this valuation, the observable input was RLW’s EBITDA for the period from January 1, 2010 through December 31, 2012.  The noncontrolling owners’ interests, including the obligation under the RLW put/call, were recorded at their estimated fair value at the date of acquisition as “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying consolidated balance sheets.

F14

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $993,000, $881,000, and $807,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is recorded in “Interest expense” in the accompanying consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was increased by $3.8 million and $1.3 million during the years ended December 31, 2012 and 2011, respectively, and this change, net of tax of $1.3 million and $0.5 million, respectively, has been reported as a charge to retained earnings.

Under an agreement with the noncontrolling interest owners of RLW, the Company purchased their 20% interest in RLW on December 31, 2012 subject to a final determination of RLW’s EBITDA for the period from January 1, 2010 through December 31, 2012.  A payment of $23.1 million was made, and the Company expects to make a final additional payment of $568,000 in March 2013.  This amount as well as any undistributed earnings to the noncontrolling interest owners for 2012 is included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying consolidated balance sheets.

The following table summarizes the initial allocation of the purchase price for RLW (in thousands):

Assets acquired and liabilities assumed:
Current assets, including cash of $3,370	$43,053
Current liabilities	(31,953)
Working capital acquired	11,100
Property and equipment	11,212
Total tangible net assets acquired at fair value	22,312
Goodwill	57,513
Total consideration	79,825
Fair value of noncontrolling owners’ interests in RLW, including put	(15,965)
Cash paid	$63,860

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

Changes in noncontrolling interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2010 through 2012 (in thousands):

F15

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$18,375	$28,724	$23,887
Net income attributable to noncontrolling interest included in liabilities	16,941	935	7,137
Net income attributable to noncontrolling interest included in equity	1,068	261	--
Accretion of interest on puts	993	881	1,169
Change in fair value of RLW put/call	3,797	1,268	--
Change in fair value of RHB put/call	2,473	1,054	691
Acquisition by Sterling of RHB noncontrolling interest	--	(8,205)	--
Noncontrolling interest associated with Myers acquisition	--	1,227	--
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	9,767	--	--
Distributions to noncontrolling interests owners	(10,185)	(7,809)	(4,160)
Acquisition by Sterling of RLW noncontrolling interest	(23,144)	--	--
Other	(39)	39	--
Balance, end of period	$20,046	$18,375	$28,724

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2012 shown in the accompanying consolidated statement of operations of $18.0 million includes $15.0 million attributable to the RLW noncontrolling interest owners, which is reflected in “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures,” $1.9 million attributable to RHB noncontrolling interest owners, which is reflected in “Obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” and income of $1.1 million attributable to Myers’ noncontrolling interest owners which is reflected in equity in “Noncontrolling interests” in the accompanying consolidated balance sheet.

In 2012, the Company agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment of the Company described in Note 8 below is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the year ended December 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying consolidated statement of operations.  This increase has a related tax impacted of $2.4 million which increased the tax benefit for the period.

3.	Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a non-majority variable interest.  Where the Company has determined that it is appropriate to consolidate a variable interest entity in which it owns a 50% or less interest, the remaining owners’ interests in the equity and net income of the entity are included in the balance sheet line item: “Noncontrolling owners’ interests in subsidiaries and joint ventures.”

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

F16

The financial information of Myers which is reflected in our consolidated balance sheets and statements of operations is as follows (in thousands):

	As of December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$7,164	$1,365
Contracts receivable, including retainage	2,866	2,244
Other current assets	1,214	419
Total current assets	11,244	4,028
Property and equipment, net	3,041	926
Goodwill	1,501	1,541
Total assets	$15,786	$6,495
Liabilities:
Current liabilities:
Accounts payable	$4,627	$1,134
Other current liabilities	6,283	2,323
Total current liabilities	10,910	3,457
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$10,910	$3,457

	Year Ended December 31, 2012	Period from August 1, 2011 (the acquisition date) to December 31, 2011
Revenues	$84,877	$7,153
Operating income	2,152	531
Net income (loss) attributable to Sterling common stockholders	694	170

Other current liabilities shown in the table above include $500,000 in demand notes payable that are due to one of the noncontrolling interest owners in 2011 and paid in 2012.

4.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2012, approximately $2.7 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At December 31, 2012, cash and cash equivalents included $980,000 belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

The Company includes certificates of deposit with a remaining maturity of 90 days or less at purchase in “Cash and cash equivalents.”   All other short-term investments are included in “Short-term investments.” Mutual funds, government bonds and exchange traded funds are considered available-for-sale securities.  Government bonds have maturity dates of 2013-2050.  At December 31, 2012 and 2011, the Company had short-term investments as follows (in thousands):

	As of December 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$27,582	$27,582	$--	$337	$9
Municipal bonds	21,629	--	21,629	862	128
Total securities available-for-sale	$49,211	$27,582	$21,629	$1,199	$137

F17

	As of December 31, 2011
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$24,851	$24,851	$--	$383	$--
Municipal bonds	20,004	--	20,004	617	15
Total securities available-for-sale	$44,855	$24,851	$20,004	$1,000	$15

The amortized cost basis of the above securities at December 31, 2012 and 2011 was $48.1 million and $44.3 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.5 million and $19.4 million in 2012 and 2011, respectively.

The valuation inputs for Levels 1, 2 and 3 are as follows:

Level 1 Inputs - Based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

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

Gains and losses realized on short-term investment securities are included in “Gains (losses) on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the year ended December 31, 2012 and 2011, total proceeds from sales of short-term investments were $26.7 million and $101.4 million, respectively, with gross realized gains of $785,000 and $390,000, respectively, and gross realized losses of $0 and $388,000, respectively.  Accumulated other comprehensive income at December 31, 2012 included unrealized gains (losses) on short-term investments of $1.1 million less the associated taxes of $372,000.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest income of $1.3 million, $1.7 million and $1.8 million, respectively.

5.	Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2012 and 2011 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (in thousands).

	As of December 31,
	2012	2011
Costs incurred and estimated earnings on uncompleted contracts	$1,361,973	$997,527
Billings on uncompleted contracts	(1,360,299)	(999,601)
Excess of costs incurred and estimated earnings over billings (excess of billings over costs incurred and estimated earnings) on uncompleted contracts	$1,674	$(2,074)

F18

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,592	$16,509
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,918)	(18,583)
Net amount of costs and estimated earnings on uncompleted contracts above (below) billings	$1,674	$(2,074)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

6.	Construction Joint Ventures

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

Our agreements with our joint venture partners provide that each venture partner will receive its share of net income and assume and pay its share of any losses resulting from a project.  If one of our venture partners is unable to pay its share of losses, we would be fully liable for those losses under our contract with the project owner.  Circumstances that could lead to a loss under our joint venture arrangements beyond our ownership interest include a venture partner’s inability to contribute additional funds required by the venture or additional costs that we could incur should a venture partner fail to provide the services and resources toward project completion that it committed to in the joint venture agreement and the contract with the customer.

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a non-majority variable interest. Except for Myers as discussed in Note 3 above, at December 31, 2012, we had no participation in a joint venture where we had a material non-majority variable interest.

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis using proportionate consolidation in our consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets.  Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s consolidated financial statements are shown below (in thousands):

F19

	As of December 31,
	2012	2011
Total combined:
Current assets	$92,102	$108,458
Less current liabilities	(48,002)	(86,023)
Net assets	$44,100	$22,435
Backlog	$213,924	$539,844

	Years Ended December 31,
	2012	2011	2010
Total combined:
Revenues	$438,756	$440,085	$302,289
Income before tax	$95,765	$46,683	$24,573
Sterling’s noncontrolling interest:
Share of revenues	$82,519	$62,763	$37,684
Share of income before tax	$12,424	$6,417	$3,018

	As of December 31,
	2012	2011
Sterling’s noncontrolling interest in backlog	$77,222	$127,130
Sterling’s receivables from and equity in net assets of construction joint ventures	$11,005	$6,057

7.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2012	2011
Construction equipment	$130,014	$125,222
Transportation equipment	19,266	17,963
Buildings	10,176	4,729
Office equipment	1,279	1,077
Construction in progress	--	2,544
Land	4,916	3,026
Water rights	200	200
	165,851	154,761
Less accumulated depreciation	(63,543)	(71,332)
	$102,308	$83,429

At December 31, 2011, construction in progress primarily consisted of expenditures for new offices in San Antonio and Dallas, Texas, which were completed during 2012.

8.	Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.  GAAP requires that goodwill not be amortized and that goodwill is to be tested for impairment at least annually at the reporting unit level.  The Company tests for goodwill impairment during the last quarter of each calendar year. The first step compares the book value of the Company’s stock (stockholders’ equity) to the adjusted fair market value of those shares. To determine the fair value of the Company’s net assets, the Company used the weighted average of the following valuation techniques: market capitalization plus control premium approach, guideline company (market) approach, and a discounted cash flow (income) approach. If the adjusted fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, additional steps of determining the fair value of net assets must be taken to determine impairment. Testing under step one in 2012 and 2010 did not indicate that the adjusted fair value of the Company’s stock was less than its book value.  However, this was not the case in 2011.

As a result, in 2011 the Company performed the second-step test to determine the fair value of the Company’s net assets and the amount of implied goodwill. The majority of the Company’s assets and liabilities are current in nature and, therefore, approximate fair value. The Company engaged a third party to conduct an independent appraisal of its property, plant and equipment. In addition, the Company performed a fair market assessment of interest bearing debt, deferred tax assets and liabilities and other intangible assets.  The results of the second-step test indicated a goodwill impairment of approximately $67.0 million which was recorded in the fourth quarter of 2011.

F20

The following table details changes in recorded goodwill (in thousands):

Balance at January 1, 2011 and 2010	$114,745
Additional goodwill related to 2011 acquisitions	6,305
Goodwill impairment in 2011	(67,000)
Balance at December 31, 2011	54,050
Additional goodwill related to acquisitions	360
Goodwill adjustments	410
Balance at December 31, 2012	$54,820

9.	Derivative Financial Instruments

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

At December 31, 2012 and 2011, pre-tax accumulated other comprehensive income (loss), excluding taxes of $2,800 and $78,000, respectively, consisted of unrecognized gains of $8,000 and $223,000, respectively, representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the years ended December 31, 2012, 2011, and 2010, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of $66,000, $111,000, and $0, respectively.

At December 31, 2012, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1.2 million gallons.  The monthly volumes hedged range from 10,000 gallons to 20,000 gallons over the period from January 2013 to December 2014 at fixed prices per gallon ranging from $2.79 to $3.29.

The derivative instruments are recorded on the consolidated balance sheet at fair value as follows (in thousands):

F21

	As of December 31,
Balance Sheet Location	2012	2011
Derivative assets:
Deposits and other current assets	$7	$--
Other assets, net	1	--
	$8	$--
Derivative liabilities:
Other current liabilities	$--	$147
Other long-term liabilities	--	76
	$--	$223

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income (in thousands):

	Years Ended December 31,
	2012	2011	2010
Increase (decrease) in fair value of derivatives included in other comprehensive income (effective portion)	$231	$(223)	$--
Realized gain (loss) included in cost of revenues (effective portion)	(66)	(111)	--
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	--	--	--

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

At December 31, 2012 and 2011, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

10.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2012	2011
Credit facility	$24,012	$--
Notes payable to related party	--	500
Mortgage due monthly through June 2016	262	336
	24,274	836
Less current maturities of long-term debt	(73)	(573)
Total long-term debt	$24,201	$263

Line of Credit Facility

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank with a maturity date of October 31, 2012.  In November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016.  Up to $50 million in borrowings are available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. The Credit Facility is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety. The Credit Facility requires the payment of a quarterly commitment fee of 0.25% per annum of the unused portion of the Credit Facility. At December 31, 2012 and 2011, the Company had $24.0 million and no aggregate borrowings outstanding under the Credit Facility, respectively, and the aggregate amount of letters of credit outstanding under the Credit Facility was $1.8 million for both years and reduces availability under the Credit Facility.  Availability under the Credit Facility was, therefore, $24.2 million and $48.2 million at December 31, 2012 and 2011, respectively, without violating any of the covenants discussed in the next paragraph.

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

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2012.

The unpaid principal balance of each loan will bear interest at a variable rate equal to either Comerica’s prime rate or a rate equal to LIBOR plus 1.75%.  The interest rate on funds borrowed under this revolver during the year ended December 31, 2012 was 3.25% at all times that the Company had debt outstanding under this facility.

In January 2013, the Company sold approximately $27.7 million of its short-term investments in order to repay the $24.0 million of borrowings outstanding under the Credit Facility at December 31, 2012.

Mortgage

In 2001, TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2012 was 3.5% per annum, repayable over 15 years.  The outstanding balance on this mortgage was $262,000 at December 31, 2012.

Related Party Notes Payable

As of December 31, 2011, Myers had $500,000 of outstanding notes payable to Clinton Charles Myers, a noncontrolling interest owner.  These notes were paid in full during 2012.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (in thousands):

Years Ending December 31,
2013	$73
2014	73
2015	73
2016	24,055
Thereafter	--
$24,274

11.	Income Taxes and Deferred Tax Asset/Liability

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. The Company’s 2007 through 2009 U.S. federal income tax returns have been examined by the I.R.S.  Based on their examination, $314,000 was calculated as additional tax owed.  The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2012, and interest and penalties for the years ended December 31, 2011 and 2010 were not significant.  The Company’s U.S. federal income tax returns for 2010 and later years are open and subject to examination by the I.R.S.

Current income tax expense represents federal and state income tax paid or expected to be payable for the years shown in the statements of operations. The income tax expense (benefit) in the accompanying consolidated financial statements consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit)	$588	$1,639	$6,410
Deferred tax expense (benefit)	(1,167)	(18,651)	3,860
Total tax expense (benefit)	$(579)	$(17,012)	$10,270

F23

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2012		2011
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation and other	$1,803	$--	$1,302	$--
Amortization and impairment of goodwill	--	13,181	--	15,900
Accreted interest to put	--	939	--	587
Contingency on lawsuit	--	130	--	391
Noncontrolling interest	--	915	--	--
Revaluation of put/call liabilities	--	2,194	--	--
Liabilities related to:
Depreciation of property and equipment	--	(13,615)	--	(14,040)
Noncontrolling interest	--	--	--	(1,720)
Other	--	(771)	--	(290)
Net asset (liability)	$1,803	$2,973	$1,302	$828

The Company expects that the deferred tax asset will be realized and accordingly no valuation allowance is necessary.  During 2012, we recorded a long-term deferred tax liability of $360,000 on depreciable property as a result of a business combination.  Refer to Note 2 for a description of the business combination.

The income tax provision (benefit) differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$5,997	35.0%	$(18,101)	35.0%	$12,773	35.0%
State tax based on income, net of refunds and federal benefits	(58)	(0.3)	(573)	1.1	879	2.4
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(5,938)	(34.7)	(444)	0.9	(2,498)	(6.8)
Tax benefits of Domestic Production Activities Deduction	(84)	(0.5)	(202)	0.4	(500)	(1.4)
Impairment associated with goodwill that is not amortizable for tax	--	--	2,603	(5.0)	--	--
Non-taxable interest income	(529)	(3.1)	(376)	0.7	(494)	(1.4)
Other permanent differences	33	0.2	81	(0.2)	110	0.3
Income tax expense (benefit)	$(579)	(3.4)%	$(17,012)	32.9%	$10,270	28.1%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	Commitments and Contingencies

  Employment Agreements

The Company’s Chief Executive Officer, its Executive Vice Presidents and certain executive officers of its subsidiaries have employment agreements which provide for payments of annual salary, deferred salary, incentive compensation and certain benefits if their employment is terminated without cause.  The Company has also entered into change of control agreements with certain officers providing for additional payments in the event that their employment is terminated without cause just before or within two years after a change of control of the Company.

Self-Insurance

The Company except RLW, JBC and Myers is self-insured for employee health claims, and RLW is partially self-insured. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period as follows:

F24

•	Specific excess reinsurance coverage for medical and prescription drug claims per insured person in excess of $95,000 within a plan year.

•	Aggregate reinsurance coverage for medical and prescription drug claims within a plan year with a maximum of $1.0 million in excess of an aggregate deductible of $2.5 million.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred $2.0 million, $1.2 million, and $1.1 million, respectively, in expenses related to this plan.

The Company and its subsidiaries, other than RLW, JBC and Myers, are also self-insured for workers’ compensation claims up to $250,000 per occurrence, with a maximum aggregate liability of $2.9 million per year.

The Company’s policy is to accrue the estimated liability for known claims and for estimated workers compensation, employee health, general liability and other claims that have been incurred but not reported as of each reporting date.  At December 31, 2012 and 2011, the Company had recorded an estimated liability of $1.4 million and $1.3 million, respectively, which it believes is adequate for such claims based on its claims history and an actuarial study.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims. RLW, JBC and Myers have purchased insurance to cover its workers’ compensation losses.

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

Litigation

In January 2010, a jury trial was held to resolve a dispute between RHB and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. The Company recorded this verdict as an expense in the year ended December 31, 2009, but appealed this judgment.  The appeal was heard by the Nevada Supreme Court, and during the quarter ended September 30, 2012, the Court upheld the original verdict against RHB. The Company recorded additional expense of $156,000 during that same period to cover court costs and attorney’s fees. Payment for the total judgment, court costs and attorney’s fees was made in October 2012, and this matter is now resolved in its entirety.

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

F25

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2013	$941
2014	688
2015	635
2016	580
2017	548
Thereafter	2,614
Total future minimum rental payments	$6,006

Total rent expense for all operating leases amounted to approximately $1.2 million, $1.4 million, and $1.2 million in fiscal years 2012, 2011, and 2010, respectively.

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

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  During 2011, 286,000 shares were repurchased.  There were no shares repurchases in 2012 or 2010.

The Company accounts for the repurchase of treasury shares under the cost method.  When shares are repurchased, cash is paid and the treasury stock account is debited for the price paid.  Under the cost method, retirement of treasury stock would result in a debit to the common stock account for the original par value, a debit to additional paid-in capital for the excess between the par value and the original sales price, a debit to retained earnings for any excess amounts paid above the original sales price and a credit to the treasury stock account for the price paid.

During 2011, one employee left the Company and forfeited 395 shares of restricted common stock.  Such stock was held as treasury stock and canceled during the year.  At December 31, 2012 and 2011, there was no treasury stock held by the Company.

The total number of authorized shares of the Company’s common stock reserved as of December 31, 2012 for our stock-based compensation plans and warrants was 305,567.

Stock Options and Grants

The Company has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors (the “2001 Plan”). The 2001 Plan provides for the issuance of stock awards for up to 1,000,000 shares of the Company’s common stock.  In general, the plan provides for all stock option grants to be issued with a per-share exercise price equal to the fair market value of a share of common stock on the date of grant. The original terms of the grants typically do not exceed 10 years. Stock options generally vest over a three to five year period.

The Company’s and its subsidiaries’ directors, officers, employees, consultants and advisors are eligible to be granted awards under the 2001 plan.

At December 31, 2012 there were 283,367 shares of common stock available under the 2001 Plan for issuance pursuant to future stock option and share grants.  No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated.  In May 2011, the 2001 Plan was amended to extend its term for an additional ten years.

F26

The 2001 plan provides for restricted stock grants, and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded restricted stock with one-year vesting as follows:

	Years Ended December 31,
	2012	2011	2010
Shares awarded to each non-employee director	5,155	3,418	3,147
Total shares awarded	30,930	20,508	25,176
Average grant-date market price per share	$9.70	$14.46	$15.89
Total compensation cost attributable to shares awarded	$300,000	$297,000	$400,000
Compensation cost recognized related to current and prior year awards	$283,333	$194,667	$283,333

In 2012, 2011 and 2010, several key employees were granted an aggregate total of 149,704, 25,815 and 10,714 shares of restricted stock, respectively, with a market value of $9.70, $12.67 and $15.89 per share, respectively, resulting in compensation expense of $1.5 million, $327,000 and $170,000, respectively, to be recognized ratably over the five-year restriction periods.

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	166,540	$14.85
Exercised	(20,333)	2.14
Expired/forfeited	(92,307)	24.12
Outstanding at December 31, 2011	53,900	3.77
Exercised	(24,400)	3.04
Expired/forfeited	(7,300)	9.35
Outstanding at December 31, 2012	22,200	3.08

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number of Shares	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$3.05 – 3.10	22,200	1.30	$3.08	22,200	$3.08

	Number of Shares	Aggregate Intrinsic Value
Total outstanding and vested in-the-money options at December 31, 2012	22,200	$148,441
Total options exercised during 2012	24,400	$176,513

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options and sold them on December 31, 2012.  For options exercised during 2012, aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price on the day of exercise.

At December 31, 2012, total unrecognized compensation cost related to restricted stock was $1.3 million.  This cost is expected to be recognized over a weighted average period of 2.1 years.  Pre-tax compensation expense for stock options and restricted stock grants was $694,000 ($451,000 after tax benefit of 35%), $503,000 ($327,000 after tax benefit of 35%), and $594,000 ($386,000 after tax benefit of 35.0%), in 2012, 2011 and 2010, respectively.  Proceeds received by the Company from the exercise of options in 2012, 2011 and 2010 were $66,000, $43,000, and $692,000, respectively.  At December 31, 2012, there was no unrecognized stock-based compensation expense related to stock options.

F27

Warrants

Warrants attached to zero coupon notes were issued to certain members of management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable forty-two months from the issue date.  These warrants were fully exercised prior to their 2011 expiration date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises during the three years ended December 31, 2012.

	Warrants Exercised
	Shares	Company’s Proceeds from Exercise	Year-End Warrant Share Balance
Warrants outstanding on January 1, 2010	314,412	$33,330	334,046
Warrants exercised in 2010	238,981	$358,471	75,431
Warrants exercised in 2011	75,431	$113,147	--
Warrants exercised in 2012	--	$--	--

15.	Employee Benefit Plans

The Company and its subsidiaries maintain a defined contribution profit-sharing plan (401(k)) covering substantially all non-union persons employed by the Company and its subsidiaries, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plan provides for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company made aggregate matching contributions of $570,000, $573,000, and $430,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

F28

The following table presents our participation in these plans (dollars in thousands):

Pension	Pension Plan Employer Identification	Pension Protection Act (“PPA”) Certified Zone Status1		FIP / RP Status Pending	Contributions			Surcharge	Expiration Date of Collective Bargaining
Trust Fund	Number	2012	2011	/ Implemented2	2012	2011	2010	Imposed	Agreement3
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Orange	Orange	Yes	$508	$246	$193	No	6/30/2008 - 6/30/2014
Operating Engineers Local 428 Pension Trust Fund	86-6025732	Yellow	Yellow	Yes	560	121	--	No	1/1/2012 - 5/31/2013
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	431	64	--	No	N/A5
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	265	46	--	No	6/16/09 - 6/15/13
All other funds (41)4					3,777	2,065	1,307		Various
			Total Contributions:		$5,541	$2,542	$1,500

1
The most recent PPA zone status available in 2012 and 2011 is for the plan’s year-end during 2011 and 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
3	Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
4
These funds include multiemployer plans for pensions and other employee benefits.  The total individually insignificant multiemployer pension costs contributed were $466,000, $299,000 and $37,000 for 2012, 2011, and 2010, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans.  Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.  Due to our 2011 acquisitions (see Note 2) there has been an increase in the number of Sterling employees that participate in multiemployer plans affecting the comparability between 2012, 2011 and 2010 years. The acquisitions occurred August 1, 2011 and resulted in five months of pension and other retirement expenses in that year.  During 2012, the Company incurred the entire year of expenses and there were no pension and other retirement expenses related to the acquisitions during 2010

5	The expiration of the collective bargaining agreement related to this pension fund was not available at the time of our filing.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

F29

16.	Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	Years Ended December 31,
	2012				2011		2010
	Amount		%		Amount	%	Amount	%
Texas Department of Transportation (“TxDOT”)	$	*	*	%	$75,818	15.1%	$95,198	20.7%
Utah Department of Transportation (“UDOT”)		100,658	16.0		144,398	28.8	120,492	26.2
California Department of Transportation (“Caltrans”)		94,171	15.0		*	*	*	*

*Represents less than 10% of revenues

At December 31, 2012, the North Texas Tollway Authority (“NTTA”) owed $8.8 million to the Company, which is greater than 10% of contract receivables.  At December 31, 2011, UDOT owed $8.8 million to the Company, which is greater than 10% of contract receivables.  At December 31, 2010, TxDOT ($10.8 million), UDOT ($10.1 million), and the Utah Transit Authority ($9.6 million) each owed balances to the Company greater than 10% of contract receivables.

17.	Related Party Transactions

RLW has historically performed construction contracts for entities owned by its noncontrolling interest owners.  These noncontrolling interest owners are also executive managers of RLW, including Mr. Kip Wadsworth who is a member of the board of directors of the Company.  During 2011, the Company recognized approximately $283,000 in revenue and $46,000 in gross profit from a few smaller projects owned by the noncontrolling interest owners’ privately-owned entities.  These related party contracts had a total contract value of $3.2 million. Collections on account related to these projects during 2011 approximated $525,000.  During 2011, one of these contractors filed for bankruptcy and as a result $24,000 billed to such entity was deemed uncollectible.  Total related party contract amounts for 2012 were less than $102,000.

The noncontrolling interest owners are also majority owners of a company with which RLW has a service agreement to provide monthly professional and other services (accounting, payroll, reimbursement, computer and postage) for which RLW is reimbursed on a monthly basis.  Billings for these services totaled $1.0 million in 2012 and $615,000 in 2011.  The Company leases its main office for its Utah operations from a second company which is 98% owned by these owners for $228,500 annually plus common area maintenance charges of $80,800 per year.  The office lease expires in 2022.  In addition, the Company leases its equipment maintenance shop for its Utah operations from a third company, which is 98% owned by those owners, for $178,300 annually, plus common area maintenance charges of $71,700 per year.  The shop lease expires in 2022.  The Company also leases field housing for its Utah operations from a company owned by the noncontrolling interest owners for $47,000 annually.  This lease expires in 2014.  During 2012 and 2011, the Company also paid $52,000 and $72,300, respectively, for aircraft services to a company owned 100% by the noncontrolling interest owners of RLW.

In June 2012, RLW signed a lease for eighteen months with KIWA Properties LLC for the use of property located in Mesa, Arizona to be used in conjunction with one of RLW’s construction contracts.  KIWA Properties LLC is owned by the former owner of JBC who has continued as an employee of JBC.

JBC leases office and shop space from the former owner who has continued as an employee of JBC.  Monthly rent is approximately $8,000, and the leases expire in August 2016.  Rentals under these leases totaled $95,000 and $40,000 in 2012 and 2011, respectively.

During 2012, the Company paid $34,000 for aircraft service to a company owned 100% by the noncontrolling interest owner of RHB.  During 2012 and 2011, the Company paid approximately $243,000 and $274,000 to businesses owned by family members of Myers’ management for services, materials and partnership distributions.

The Company entered into a business combination with Richard Buenting, the President and Chief Executive Officer of RHB.   Refer to Note 2 for a description of the related party transaction.

An independent member of senior management of the Company reviewed all related party purchases before they were transacted.

F30

18.	Quarterly Financial Information (amounts in thousands, except per share data)

	2012 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$98,425	$168,709	$205,284	$158,089	$630,507
Gross profit	1,873	15,159	14,170	16,270	47,472
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(3,781)	8,652	4,915	7,347	17,133
Net income (loss) attributable to Sterling common stockholders	(7,500)	3,287	990	2,926	(297)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.44)	$0.15	$0.01	$0.01	$(0.26)
Diluted	(0.44)	0.15	0.01	0.01	(0.26)

	2011 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$99,242	$128,498	$159,427	$113,989	$501,156
Gross profit	7,599	13,582	14,756	3,900	39,837
Income (loss) before income taxes and earnings attributable to noncontrolling interests	1,648	7,437	7,925	(68,726)	(51,716)
Net income (loss) attributable to Sterling common stockholders	44	4,211	3,461	(43,616)	(35,900)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.00	$0.26	$0.21	$(2.72)	$(2.24)
Diluted	0.00	0.25	0.21	(2.72)	(2.24)

During the fourth quarter of 2011, the Company completed an evaluation of the carrying value of goodwill resulting in an impairment charge of $67.0 million.  This charge had an impact of $41.8 million on the net loss attributable to Sterling common stockholders (net of the related tax benefits and reduced for the amount attributable to noncontrolling interest owners) or $2.55 per diluted share.  During the fourth quarter of 2011, changes in estimated revenues and gross margin resulted in a net charge of $5.9 million included in the operating loss and a $4.2 million after-tax charge, or $0.26 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. During the first quarter of 2012, the Company recorded a $4.4 million after-tax charge, or $0.27 per diluted share attributable to Sterling common shareholders, related to an agreement with the noncontrolling interest owners of RLW to exclude the impact of any goodwill impairment from earning attributable to such owners.

F31