Form 10-Q
period 2013-03-31
STERLING CONSTRUCTION CO INC
filed 2013-05-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At April 30, 2013, there were 16,612,254 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,154	$3,142
Short-term investments	21,562	49,211
Contracts receivable, including retainage	64,391	70,815
Costs and estimated earnings in excess of billings on uncompleted contracts	34,331	20,592
Inventories	5,375	3,731
Deferred tax asset, net	1,786	1,803
Receivables from and equity in construction joint ventures	9,450	11,005
Other current assets	8,194	4,459
Total current assets	149,243	164,758
Property and equipment, net	101,902	102,308
Goodwill	54,820	54,820
Long-term deferred tax asset, net	4,355	2,973
Other assets, net	5,827	6,651
Total assets	$316,147	$331,510
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,051	$47,796
Billings in excess of costs and estimated earnings on uncompleted contracts	12,870	18,918
Current maturities of long-term debt	207	73
Accrued compensation	4,950	4,909
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	3,346	2,887
Other current liabilities	2,700	2,691
Total current liabilities	78,124	77,274
Long-term liabilities:
Long-term debt, net of current maturities	11,892	24,201
Other long-term liabilities	2,625	2,728
Total long-term liabilities	14,517	26,929
Commitments and contingencies (Note 8)
Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures	17,160	14,721
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,612,254 and 16,495,216 shares issued	166	165
Additional paid in capital	197,353	197,067
Retained earnings	5,786	12,220
Accumulated other comprehensive income	417	696
Total Sterling common stockholders’ equity	203,722	210,148
Noncontrolling interests	2,624	2,438
Total equity	206,346	212,586
Total liabilities and equity	$316,147	$331,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$111,035	$98,425
Cost of revenues	(109,650)	(96,552)
Gross profit	1,385	1,873
General and administrative expenses	(9,611)	(7,666)
Other operating income, net	252	1,231
Operating loss	(7,974)	(4,562)
Gain on sale of securities and other	573	750
Interest income	281	416
Interest expense	(99)	(385)
Loss before income taxes and earnings attributable to noncontrolling owners’ interests	(7,219)	(3,781)
Income tax benefit	2,800	3,976
Net income (loss)	(4,419)	195
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(161)	(7,695)
Net loss attributable to Sterling common stockholders	$(4,580)	$(7,500)

Net loss per share attributable to Sterling common stockholders:
Basic	$(0.39)	$(0.44)
Diluted	$(0.39)	$(0.44)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,598,255	16,322,477
Diluted	16,598,255	16,322,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss attributable to Sterling common stockholders	$(4,580)	$(7,500)
Net income (loss) attributable to noncontrolling owners’ interests included in equity	186	(18)
Net income (loss) attributable to noncontrolling owners’ interests included in liabilities	(25)	7,713
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	(307)	(299)
Change in unrealized holding gain on available-for-sale securities	--	180
Realized (gain) loss from settlement of derivatives	(17)	2
Change in the effective portion of unrealized gain in fair market value of derivatives	45	159
Comprehensive income (loss)	$(4,698)	$237

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
					Addi- tional		Accu- mulated Other Compre- hensive	Noncon-
	Common Stock		Treasury Stock		Paid in	Retained	Income	trolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interests	Total
Balance at January 1, 2013	16,495	$165	--	$--	$197,067	$12,220	$696	$2,438	$212,586
Net income (loss)	--	--	--	--	--	(4,580)	--	186	(4,394)
Other comprehensive loss	--	--	--	--	--	--	(279)	--	(279)
Stock issued upon option exercises	3	--	--	--	9	--	--	--	9
Tax impact from exercise of stock options	--	--	--	--	(15)	--	--	--	(15)
Issuance and amortization of restricted stock	114	1	--	--	292	--	--	--	293
Revaluation of noncontrolling interest, net of tax	--	--	--	--	--	(1,854)	--	--	(1,854)
Balance at March 31, 2013	16,612	$166	--	$--	$197,353	$5,786	$417	$2,624	$206,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(4,580)	$(7,500)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	161	7,695
Net income (loss)	(4,419)	195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,622	4,530
Gain on disposal of property and equipment	(100)	(1,204)
Deferred tax benefit	(139)	(2,951)
Interest expense accreted on discounted liabilities	--	248
Stock-based compensation expense	278	105
Gain on sale of securities and other	(471)	(649)
Tax impact from exercise of stock options	15	--
Other	--	18
Changes in operating assets and liabilities:
Decrease in contracts receivable	6,424	1,982
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(13,739)	(1,312)
(Increase) decrease in receivables from and equity in construction joint ventures	1,555	(1,489)
Increase in income tax receivable	(2,672)	(1,079)
Increase in inventories, deposits and other current assets	(1,881)	(1,906)
Increase in accounts payable	6,246	4,762
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(6,048)	2,431
Increase (decrease) in accrued compensation and other liabilities	81	(2,303)
Net cash provided by (used in) operating activities	(10,248)	1,378
Cash flows from investing activities:
Additions to property and equipment	(4,898)	(5,910)
Proceeds from sales of property and equipment	813	3,306
Purchases of short-term securities, available for sale	(505)	(9,779)
Sales of short-term securities, available for sale	28,151	11,325
Net cash provided by (used in) investing activities	23,561	(1,058)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	35,888	1,000
Cumulative daily repayments – Credit Facility	(48,179)	(1,000)
Tax impact from exercise of stock options	(15)	--
Other	5	(81)
Net cash used in financing activities	(12,301)	(81)
Net increase in cash and cash equivalents	1,012	239
Cash and cash equivalents at beginning of period	3,142	16,371
Cash and cash equivalents at end of period	$4,154	$16,610
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$182	$120
Cash paid during the period for income taxes	$21	$2,000
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$(1,854)	$301

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

We determined that Myers is a variable interest entity. As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2012 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2013 and the results of operations and cash flows for the periods presented.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K.  These accounting policies include, but are not limited to, those related to:

• contracts receivable, including retainage
• valuation of property and equipment, goodwill and other long-lived assets
• construction joint ventures

• income taxes
• segment reporting

There have been no material changes to significant accounting policies since December 31, 2012.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the three months ended March 31, 2013 resulted in a net charge of $4.3 million included in the operating results and a $2.8 million after-tax charge or $0.17 per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  We currently have one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $52,000 for the quarter. The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of certain noncontrolling owners’ interests in subsidiaries and the earn-out liability.  We had one mortgage outstanding at March 31, 2013 and December 31, 2012 with a remaining balance of $244,000 and $262,000, respectively.  The mortgage was accruing interest at 3.50% at both March 31, 2013 and December 31, 2012 and contains pre-payment penalties.  At March 31, 2013 and December 31, 2012, the fair value of the mortgage approximated book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K).

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended authoritative guidance associated with comprehensive income which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company on January 1, 2013. The impact of the adoption of this guidance on our condensed consolidated financial statements was limited to the provision of the additional disclosures. We have presented the disclosures required by this amendment in Note 6.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2013, approximately $4.0 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At March 31, 2013, cash and cash equivalents included $542,000 belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities.  Government bonds have maturity dates of 2013-2050.  At March 31, 2013 and December 31, 2012, the Company had short-term investments as follows (amounts in thousands):

	March 31, 2013
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$--	$--	$--	$--	$--
Municipal bonds	21,562	--	21,562	769	(189)
Total securities available-for-sale	$21,562	$--	$21,562	$769	$(189)

	December 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$27,582	$27,582	$--	$337	$9
Municipal bonds	21,629	--	21,629	862	128
Total securities available-for-sale	$49,211	$27,582	$21,629	$1,199	$137

The amortized cost basis of the above securities at March 31, 2013 and December 31, 2012 was $20.5 million and $48.1 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.5 million at March 31, 2013 and December 31, 2012, respectively.

The valuation inputs for Levels 1, 2 and 3 are as follows:

Level 1 Inputs –Based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

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

Gains and losses realized on short-term investment securities are included in “Gain on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the three months ended March 31, 2013 and 2012, total proceeds from sales of short-term investments were $28.2 million and $11.3 million with gross realized gains of $486,000 and $460,000 and gross realized losses of $4,000 and $0, respectively.  Accumulated other comprehensive income (loss) at March 31, 2013 included unrealized gains (losses) on short-term investments of $580,000 less the associated taxes of $209,000.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

For the three months ended March 31, 2013 and 2012, the Company earned interest income of $229,000 and $353,000, respectively.  These amounts are recorded in interest income in our condensed consolidated statement of operations.

3.	Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  See Note 6 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2013	December 31, 2012
Total combined:
Current assets	$75,414	$92,102
Less current liabilities	(45,606)	(48,002)
Net assets	$29,808	$44,100
Backlog	$190,627	$213,924

Sterling’s noncontrolling interest in backlog	$68,873	$77,222
Sterling’s receivables from and equity in net assets of construction joint ventures	$9,450	$11,005

	Three Months Ended March 31,
	2013	2012
Total combined:
Revenues	$24,874	$90,374
Income before tax	(4,399)	8,562

Sterling’s noncontrolling interest:
Revenues	$9,078	$15,916
Income before tax	(2,216)	1,413

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Construction equipment	$132,363	$130,014
Transportation equipment	19,550	19,266
Buildings	10,427	10,176
Office equipment	1,383	1,279
Land	4,916	4,916
Water rights	200	200
	168,839	165,851
Less accumulated depreciation	(66,937)	(63,543)
	$101,902	$102,308

5.	Derivative Financial Instruments

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

All of the Company’s outstanding derivative financial instruments are recognized on the balance sheet at their fair values.  The Company has a master netting arrangement with the counterparty; however, amounts are recorded gross on the balance sheet.  All changes in the fair value of outstanding derivatives, except any ineffective portion, are recorded in accumulated other comprehensive income (loss) until earnings are impacted by the hedged transaction.  Amounts in accumulated other comprehensive income (loss) are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

At March 31, 2013, accumulated other comprehensive income (loss) consisted of unrecognized gains of $51,000, less the associated taxes of $18,000, representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three months ended March 31, 2013, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $26,000.

At March 31, 2013, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 965,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 20,000 gallons over the period from April 2013 to December 2014 at fixed prices per gallon ranging from $2.79 to $3.24.  During April 2013, the Company entered into commodity contracts to hedge 1.2 million gallons of forecasted diesel fuel purchases for the period from May 1, 2013 to August 31, 2015 at an average price of $2.75.

The derivative instruments are recorded on the consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	March 31, 2013	December 31, 2012
Derivative assets:
Deposits and other current assets	$27	$7
Other assets, net	24	1
	$51	$8
Derivative liabilities:
Other current liabilities	$--	$--
Other long-term liabilities	--	--
	$--	$--

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	March 31, 2013	March 31, 2012
Increase in fair value of derivatives included in other comprehensive income (loss) - effective portion	$43	$249
Realized gain (loss) included in cost of revenues - effective portion	26	(3)
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	--	--

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

At March 31, 2013 and December 31, 2012, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income by Component

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

	Three Months Ended March 31, 2013 (*)
	Unrealized Gain and Loss on Available- for-sale Securities	Unrealized Gain and Loss on Cash Flow Hedges	Total
Beginning Balance	$691	$5	$696
Other comprehensive income before reclassification	--	45	45
Amounts reclassified from accumulated other comprehensive income	(307)	(17)	(324)
Net current-period other comprehensive income	(307)	28	(279)
Ending Balance	$384	$33	$417

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (*)
	Three Months Ended March 31,
Details About Accumulated Other Comprehensive Income (loss) Components	2013	2012	Statement of Operations Classification
Realized gain and loss on available-for sale securities	$482	$460	Gain on sale of securities and other
Total before tax	482	460
Income tax expense	(175)	(161)	Income tax expense
Total reclassification related to available-for-sale securities	$307	$299	Net income

Realized gain and loss on cash flow hedges	$26	$(3)	Cost of revenues
Total before tax	26	(3)
Income tax benefit (expense)	(9)	1	Income tax expense
Total reclassification related to cash flow hedges	$17	$(2)	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense (benefit) represents federal and state taxes based on tax paid or expected to be payable for the periods shown in the statement of operations.  The income tax expense (benefit) in the accompanying condensed consolidated financial statements consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Current tax benefit	$(2,661)	$(1,025)
Deferred tax benefit	(139)	(2,951)
Total tax benefit	$(2,800)	$(3,976)

The deferred tax benefit in the three months ended March 31, 2013 reflects, among other temporary timing differences, the impact of lower tax depreciation than book depreciation offset by the impact of the amortization of goodwill for tax purposes.  The deferred tax benefit in the three months ended March 31, 2012 primarily reflects the impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 9.  The 2013 deferred income tax benefit is expected to be deductible in future years.

The income tax benefit differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	2013		2012
	Amount	%	Amount	%
Tax benefit at the U.S. federal statutory rate	$(2,526)	35.0%	$(1,323)	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(115)	1.6	(15)	0.4
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(59)	0.8	(2,694)	71.2
Non-taxable interest income	(80)	1.1	(122)	3.2
Other permanent differences	(20)	0.3	178	(4.6)
Income tax benefit	$(2,800)	38.8%	$(3,976)	105.2%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

8.	Contingencies Related to Litigation

The Company is the subject of certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company.

9.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

In January 2012, RHB, a wholly-owned subsidiary, assumed six construction contracts with $25.0 million of unearned revenues from Aggregate Industries – SWR, Inc. (“AI”), an unrelated third party.  In addition, Aggregate South West Holdings, LLC (“ASWH”) and RHB Properties, LLC (“RHBP”), newly formed entities owned by Richard Buenting, the President and Chief Executive Officer of RHB, acquired construction related machinery and equipment and land with quarries from AI.  AI entered into a two-year non-compete agreement with respect to Utah, Idaho and Montana as well as certain areas of Nevada.  On April 27, 2012, RHB merged with ASWH and acquired RHBP. In exchange, RHB granted Mr. Buenting a 50% member interest in RHB. These transactions allowed RHB to expand its operations in Nevada.

The Company also agreed with Mr. Buenting to amend and restate the operating agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the agreement, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records an adjustment to retained earnings.  The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  In making this valuation, the Company obtained a third party valuation firm to value a majority of the assets held by RHB in 2012.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value.  Based on our calculation, the trailing twelve months EBITDA times the multiple of 4.5 was the higher of the two methods.  As such, a pre-tax adjustment of $3.0 million was recorded for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the quarter.

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

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted earnings before interest, taxes and depreciation and amortization (“EBITDA”) for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The yearly excess forecasted EBITDA in our calculation ranged from 0% to 38% of the minimum EBITDA threshold for the years 2013 through 2016.  The discounted present value of the additional purchase price was estimated to be $2.2 million as of March 31, 2013.  The undiscounted earn-out liability as of March 31, 2013 is estimated at $2.3 million and could increase by $2.7 million if EBITDA during the earn-out period increases $5.4 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, had the right to require the Company to buy their remaining 20.0% interest in RLW, and the Company had the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW put/call”). The purchase price in each case was 20% of the product of the simple average of RLW’s EBITDA (income before interest, taxes, depreciation and amortization) for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $248,000 for the three months ended March 31, 2012 and was recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was decreased by $463,000 during the three months ended March 31, 2012, and this change, net of tax of $162,000, was reported as a charge to retained earnings.

Under an agreement with the noncontrolling interest owners of RLW, the Company purchased their 20% interest in RLW on December 31, 2012 subject to a final determination of RLW’s EBITDA for the period from January 1, 2010 through December 31, 2012.  A payment of $23.1 million was made in 2012, and the Company made a final additional payment of $509,000 in April 2013.  This amount as well as undistributed earnings to the noncontrolling interest owners for 2012 is included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheets.

See Note 2 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for further information regarding the acquisitions discussed above.

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$20,046	$18,375
Net income attributable to noncontrolling interest included in liabilities	(25)	7,713
Net income attributable to noncontrolling interest included in equity	186	(18)
Accretion of interest on RLW put/call	--	248
Change in fair value of RLW put/call	(58)	(463)
Change in fair value of RHB obligation	2,981	--
Balance, end of period	$23,130	$25,855

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the three months ended March 31, 2013 shown in the accompanying condensed consolidated statement of operations of $161,000 includes a loss of $25,000 attributable to the noncontrolling interest owners which is reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures” and income  of $186,000 attributable to other noncontrolling interest owners which is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

In 2012, the Company agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the three months ended March 31, 2012.  This increase was included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase had a related tax impact of $2.4 million which increased the tax benefit for the period.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 14 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for further information.  We recorded stock-based compensation expense of $278,000 and $105,000 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, Sterling issued 100,000 shares of restricted stock to our CEO.  These shares will vest on March 31, 2018 subject to the completion of a performance condition.  In order to recognize this compensation expense the Company must assess, at each reporting period, whether it is probable that the performance condition will be met.  These shares must also be re-valued at each reporting period until they vest.

At March 31, 2013, total unrecognized compensation cost related to unvested restricted stock awards was $2.2 million.  This cost is expected to be recognized over a weighted average period of 3.4 years.  There was no unrecognized compensation expense related to stock options at March 31, 2013 and 2012.  Proceeds received by the Company from the exercise of options for the three months ended March 31, 2013 and 2012 were approximately $9,150 and $5,000, respectively.  No options were granted in the three months ended March 31, 2013 or 2012.

At March 31, 2013, there were 288,178 and 19,200 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not vested.

11.	Variable Interest Entities

We own a 50% interest in Myers of which we are the primary beneficiary and have consolidated Myers into our financial statements.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition.  See Note 3 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$3,153	$7,164
Contracts receivable, including retainage	2,490	2,866
Other current assets	4,102	1,214
Total current assets	9,745	11,244
Property and equipment, net	4,933	3,041
Goodwill	1,501	1,501
Total assets	$16,179	$15,786
Liabilities:
Current liabilities:
Accounts payable	$6,521	$4,627
Other current liabilities	4,414	6,283
Total current liabilities	10,935	10,910
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$10,935	$10,910

	Three Months Ended March 31,
	2013	2012
Revenues	$10,789	4,514
Operating income (loss)	372	(31)
Net income (loss) attributable to Sterling common stockholders	121	(12)

12.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive stock options using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss attributable to Sterling common stockholders	$(4,580)	$(7,500)
Revaluation of noncontrolling interest obligations reflected in retained earnings, net of tax	(1,854)	301
	$(6,434)	$(7,199)
Denominator:
Weighted average common shares outstanding — basic	16,598	16,322
Shares for dilutive stock options and warrants	--	--
Weighted average common shares outstanding and assumed conversions— diluted	16,598	16,322
Basic loss per share attributable to Sterling common stockholders	$(0.39)	$(0.44)
Diluted loss per share attributable to Sterling common stockholders	$(0.39)	$(0.44)

There were 2,800 weighted average options outstanding during the three months ended March 31, 2012 and none in 2013 which were considered antidilutive as the option exercise price exceeded the average share market price and were therefore excluded from the denominator used for computing diluted loss per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 135,879 and 59,444 shares of stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2012, respectively, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	the instability of certain financial institutions, which could cause losses on our cash and cash equivalents and short-term investments;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) under “Item 1A. —Risk Factors.”

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

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. These acquisitions also extended Sterling’s service profiles.  For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2012 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended March 31, 2013 and “Prior Quarter” refers to the three month period ended March 31, 2012.

Financial Results for the Current Quarter, Operational Issues and Outlook for 2013 Financial Results

In the Current Quarter, the Company had an operating loss of $8.0 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $7.2 million, net loss attributable to Sterling common stockholders of $4.6 million and net loss per diluted share attributable to Sterling common stockholders of $0.39.

While revenues for the Current Quarter increased 12.8% from the Prior Quarter, our overall margins continued to be adversely affected by production issues on our construction projects.  Unlike previous quarters, these declines in gross margins are primarily attributable to only two construction projects in Texas which represented $3.3 million of the net pre-tax charge of $4.3 million in the Current Quarter from revisions to estimated profitability on construction projects.

In the 2012 Form 10-K, we discussed various factors which impact the profitability on individual projects as well as the competitive pressures that have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  In July 2012, the federal government enacted the Moving Ahead for Progress in the 21st Century (“MAP-21”) legislation: a two-year, $105 billion reauthorization of the federal surface transportation program. This legislation maintains annual federal highway spending close to the previous level of $41 billion under the SAFETEA-LU bill.  While we believe that a longer term bill is needed, the new bill does alleviate some of the uncertainty which has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reduced opportunities to replace backlog at reasonable margins and increased competition for new projects.

For 2013, we are not expecting a significant improvement in gross margins as compared to the 7.5% gross margin earned for the 2012 year.  We are, however, seeing some improvement in margins on projects awarded in 2013, and expect this to result in improved results in 2014.  We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2012 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at March 31, 2013

At March 31, 2013, our backlog of construction projects was $693 million, as compared to $656 million at December 31, 2012. Our Company was awarded $148 million of new contracts during the three months ended March 31, 2013 compared to $340 million of new contracts during the three months ended March 31, 2012, excluding contracts acquired.  The significant increase in awards during the three months ended March 31, 2012 was primarily attributable to five large contract awards, one awarded in Utah and four awarded in California, totaling $260 million.  Our contracts are typically completed in 12 to 36 months.  At March 31, 2013, there was approximately $91 million excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $69 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner. Based on our current estimates, the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012 as a result of operational issues and the competitive pressures resulting from lower infrastructure capital expenditures by federal and state governments.

Results of Operations for the Current Quarter as Compared to the Prior Quarter
	Three Months Ended March 31,
	2013	2012	%
	(Dollar amounts in thousands)
Revenues	$111,035	$98,425	12.8
Gross profit	$1,385	$1,873	(26.1)
General and administrative expenses	(9,611)	(7,666)	25.4
Other operating income, net	252	1,231	(79.5)
Operating loss	(7,974)	(4,562)	74.8
Gain on the sale of securities and other	573	750	(23.6)
Interest income	281	416	(32.5)
Interest expense	(99)	(385)	(74.3)
Loss before income taxes and earnings attributable to noncontrolling owners’ interests	(7,219)	(3,781)	90.9
Income tax benefit	2,800	3,976	(29.6)
Net income (loss)	(4,419)	195	NM
Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures	(161)	(7,695)	(97.9)
Net loss attributable to Sterling common stockholders	$(4,580)	$(7,500)	(38.9)
Gross margin	1.2%	1.9%	(36.8)
Operating margin	(7.2)%	(4.6)%	56.5

	Amount as of
	March 31, 2013	December 31, 2012
Contract backlog, end of period	$693,000	$656,000
NM – Not meaningful.

Revenues

Revenues increased $12.6 million, or 12.8%, in the Current Quarter compared with the Prior Quarter. This increase is mainly attributable to projects in Texas, California and Nevada.

Gross Profit

Gross profit decreased $488,000, or 26.1%, for the Current Quarter compared with the Prior Quarter and gross margins declined to 1.2% in the Current Quarter from 1.9% in the Prior Quarter due to net downward revisions of estimated revenues and gross profit on construction projects, primarily in Texas.  The net revisions to contract estimates had a $4.3 million impact on gross margins with $3.3 million attributable to two construction projects in Texas.

At March 31, 2013 and 2012, we had approximately 81 and 96 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses for the Current Quarter included expenses for an expanded information systems team which was hired in the fourth quarter of 2012 as well as an increase in certain employee benefit costs.  The information systems team is expected to generate benefits by upgrading our information systems infrastructure, improving measurement, and focusing on process improvements that will offset their costs in the long-term.  As a percent of revenues, general and administrative expenses increased to 8.7% in the Current Quarter compared with 7.8% in the Prior Quarter.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were 38.8% and 105.2%, respectively, and varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling, state taxes and non-taxable interest income.  Excluding the impact of items mentioned above, our effective income tax rates for the Current and Prior Quarters were 35.3% and 30.4%, respectively.

Net income attributable to noncontrolling interests

The decrease in net income attributable to noncontrolling interest owners in the Current Quarter compared with the Prior Quarter is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW. The members of RLW, including the Company, agreed to amend their operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the three months ended March 31, 2012.  This increase had a related tax impact of $2.4 million which increased the tax benefit for the period.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(10,248)	$1,378
Capital expenditures	(4,898)	(5,910)
Proceeds from sales of property and equipment, net of gain	813	3,306
Net sales of short-term securities	27,646	1,546
Net repayments on the Credit Facility	(12,291)	--
Other	(10)	(81)
Total	$1,012	$239

	Amount as of
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$4,154	$3,142
Working capital	$71,119	$87,484

Operating Activities

Significant non-cash items included in operating activities are:

•	depreciation and amortization was comparable between the Current and Prior Quarters; and
•
deferred tax benefit of $139,000 in the Current Quarter is primarily attributable to the impact of lower tax depreciation than book depreciation offset by the impact of the amortization of goodwill for tax purposes; deferred tax expense of $3.0 million in the Prior Quarter is primarily the result of the impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 9.

Besides the net income (loss) in the Current and Prior Quarters and the non-cash items discussed above, other significant components of cash flows from operations (which excludes the impact of changes attributable to the net assets of acquired companies) were:

•
contracts receivable decreased by $6.4 million in the Current Quarter and $2.0 million in the Prior Quarter  while the total costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings increased by $19.8 million and the excess of billings over costs incurred and estimated earnings increased by $1.1 million in the Prior Quarter;

•
the increase in income tax receivable of $2.7 million and $1.1 million in the Current Quarter and Prior Quarter is the result of the estimated benefit from the tax net operating loss forecasted for 2013 and 2012, respectively;

•	accounts payable increased by $6.3 million in the Current Quarter and increased by $4.8 million in the Prior Quarter; and
•	accrued compensation and other liabilities decreased by $81,000 in the Current Quarter and decreased by $2.3 million in the Prior Quarter.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet for the Current Quarter and Prior Quarter totaled $4.9 million and $5.9 million, respectively.  Proceeds from the sale of property and equipment for the Current Quarter and Prior Quarter totaled $813,000 and $3.3 million, respectively, with an associated net gain for the Current Quarter and Prior Quarter of $100,000 and $1.2 million, respectively.  The level of expenditures in the Current Quarter decreased by $1.0 million from the Prior Quarter as a result of higher than normal expenditures.  For the year ended December 31, 2012, capital expenditures totaled $37.4 million while proceeds from the sale of property and equipment totaled $12.5 million. Management expects capital expenditures in 2013 to be lower than 2012 as the Company made a higher than normal investment in capital equipment in 2012.

During the Current Quarter, the Company had net sales of short-term securities of $27.6 million as compared to net sales of short-term securities of $1.5 million in the Prior Quarter.  The net sales in the Current Quarter were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Quarter consisted of a net repayment of $12.3 million.  The net repayment of the Credit Facility was primarily paid by the sale of short-term securities discussed above.  Subsequent to March 31, 2013, the members of RLW approved the distribution of $2.3 million in net income to the noncontrolling interest owners for the three months ended December 31, 2012 in accordance with the RLW operating agreement as amended.

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

Some of these fluctuations can be significant.  As of March 31, 2013, we had working capital of $71.1 million, a decrease of $16.4 million over December 31, 2012. The decrease in working capital of $16.4 million in the Current Quarter was the result of the following (amounts in thousands):

Net loss	$(4,419)
Current portion of obligation to noncontrolling interest owners	(459)
Depreciation and amortization	4,622
Deferred tax benefit	(139)
Capital expenditures	(4,898)
Proceeds from sales of property and equipment, net of gain	713
Net repayments on the Credit Facility	(12,291)
Other	506
Total decrease in working capital	$(16,365)

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, from time to time we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit is available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2013, there was $11.7 million in borrowings outstanding under the Credit Facility; however, there was a letter of credit of $1.8 million outstanding which reduced availability under the Credit Facility to $36.5 million.

Average borrowings under the Credit Facility for the Current Quarter were $7.3 million and the largest amount of borrowings under the Credit Facility was $30.4 million on January 15, 2013.  Average borrowings under the Credit Facility for the fiscal year 2012 were $1.1 million, and the largest amount of borrowings under the Credit Facility was $24.0 million on December 31, 2012.

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

To date the Company has not experienced any difficulty in borrowing under the Credit Facility, and the Company was in compliance with all covenants under the Credit Facility as of March 31, 2013.

Management believes that the Company has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2012 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of March 31, 2013, we had diesel futures contracts for 965,000 gallons with fixed prices at an average of $2.91 per gallon.  This compares to the March 31, 2013 price for off-road ultra-low sulfur diesel published by Platts of $3.04.  During April 2013, the Company entered into commodity contracts to hedge 1.2 million gallons of forecasted diesel fuel purchases for the period from May 1, 2013 to August 31, 2015 at an average price of $2.75.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2012 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At March 31, 2013, there was approximately $190.6 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $68.9 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2013, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Contractual Obligations” in the 2012 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the Current Quarter were $7.3 million.  Based on our expected levels of borrowings for 2013, we do not expect that a change in our interest rate would have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at March 31, 2013:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	March 31, 2012 (amounts in thousands)
April 1, 2013	December 31, 2013	$2.80 – 3.24	$2.95	605,000	$26
January 1, 2014	December 31, 2014	$2.79 – 2.93	$2.84	360,000	25
					$51

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A of the 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

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

95.1*	Mine Safety Disclosure
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
*	Filed herewith.
**	Submitted electronically herewith.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: May 10, 2013	By:	/s/ Peter E. MacKenna
Peter E. MacKenna President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Elizabeth D. Brumley
Elizabeth D. Brumley Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2013
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