Form 10-Q
period 2013-06-30
STERLING CONSTRUCTION CO INC
filed 2013-08-09
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At July 31, 2013, there were 16,652,579 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.  Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,029	$3,142
Short-term investments	21,000	49,211
Contracts receivable, including retainage	87,693	70,815
Costs and estimated earnings in excess of billings on uncompleted contracts	23,327	20,592
Inventories	4,603	3,731
Deferred tax asset, net	588	1,803
Receivables from and equity in construction joint ventures	8,543	11,005
Other current assets	10,180	4,459
Total current assets	156,963	164,758
Property and equipment, net	97,498	102,308
Goodwill	54,820	54,820
Long-term deferred tax asset, net	14,197	2,973
Other assets, net	5,591	6,651
Total assets	$329,069	$331,510
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,822	$47,796
Billings in excess of costs and estimated earnings on uncompleted contracts	24,441	18,918
Current maturities of long-term debt	232	73
Accrued compensation	6,350	4,909
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	517	2,887
Other current liabilities	4,095	2,691
Total current liabilities	91,457	77,274
Long-term liabilities:
Long-term debt, net of current maturities	29,469	24,201
Other long-term liabilities	2,482	2,728
Total long-term liabilities	31,951	26,929
Commitments and contingencies (Note 8)
Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures	15,158	14,721
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,647,604 and 16,495,216 shares issued	166	165
Additional paid in capital	197,573	197,067
Retained earnings (deficit)	(9,735)	12,220
Accumulated other comprehensive income (loss)	(201)	696
Total Sterling common stockholders’ equity	187,803	210,148
Noncontrolling interests	2,700	2,438
Total equity	190,503	212,586
Total liabilities and equity	$329,069	$331,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$133,350	$168,709	$244,385	$267,134
Cost of revenues	(149,985)	(153,550)	(259,632)	(250,103)
Gross profit (loss)	(16,635)	15,159	(15,247)	17,031
General and administrative expenses	(9,486)	(8,444)	(19,097)	(16,110)
Other operating income, net	6	1,525	258	2,756
Operating income (loss)	(26,115)	8,240	(34,086)	3,677
Gain on sale of securities and other	102	333	675	1,083
Interest income	255	511	536	927
Interest expense	(209)	(432)	(308)	(818)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(25,967)	8,652	(33,183)	4,869
Income tax (expense) benefit	9,747	(984)	12,547	2,992
Net income (loss)	(16,220)	7,668	(20,636)	7,861
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(805)	(4,381)	(966)	(12,076)
Net income (loss) attributable to Sterling common stockholders	$(17,025)	$3,287	$(21,602)	$(4,215)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.93)	$0.15	$(1.32)	$(0.29)
Diluted	$(0.93)	$0.15	$(1.32)	$(0.29)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,629,630	16,359,597	16,612,924	16,341,037
Diluted	16,629,630	16,444,324	16,612,924	16,341,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net loss attributable to Sterling common stockholders	$(21,602)	$(4,215)
Net income attributable to noncontrolling owners’ interests included in equity	678	296
Net income attributable to noncontrolling owners’ interests included in liabilities	288	11,780
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	(309)	(326)
Change in unrealized holding gain (loss) on available-for-sale securities	(498)	312
Realized (gain) loss from settlement of derivatives	(2)	29
Change in the effective portion of unrealized gain in fair market value of derivatives	(88)	(13)
Comprehensive income (loss)	$(21,533)	$7,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Interests	Total
Balance at January 1, 2013	16,495	$165	--	$--	$197,067	$12,220	$696	$2,438	$212,586
Net income (loss)	--	--	--	--	--	(21,602)	--	678	(20,924)
Other comprehensive loss	--	--	--	--	--	--	(897)	--	(897)
Stock issued upon option exercises	9	--	--	--	26	--	--	--	26
Tax impact from exercise of stock options	--	--	--	--	(17)	--	--	--	(17)
Issuance and amortization of restricted stock	144	1	--	--	497	--	--	--	498
Revaluation of noncontrolling interest, net of tax	--	--	--	--	--	(353)	--	--	(353)
Distribution to owners	--	--	--	--	--	--	--	(416)	(416)
Balance at June 30, 2013	16,648	$166	--	$--	$197,573	$(9,735)	$(201)	$2,700	$190,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(21,602)	$(4,215)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	966	12,076
Net income (loss)	(20,636)	7,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,486	9,384
Gain on disposal of property and equipment	(35)	(2,724)
Deferred tax benefit	(9,280)	(3,136)
Interest expense accreted on discounted liabilities	--	497
Stock-based compensation expense	480	264
Gain on sale of securities and other	(471)	(696)
Tax impact from exercise of stock options	17	129
Changes in operating assets and liabilities:
Contracts receivable	(16,878)	(13,913)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,735)	378
Receivables from and equity in construction joint ventures	2,462	(832)
Income tax receivable	(3,383)	--
Inventories, deposits and other current assets	(2,333)	(3,986)
Accounts payable	8,018	22,208
Billings in excess of costs and estimated earnings on uncompleted contracts	5,523	5,854
Accrued compensation and other liabilities	2,819	1,843
Net cash provided by (used in) operating activities	(26,946)	23,131
Cash flows from investing activities:
Additions to property and equipment	(6,689)	(17,856)
Proceeds from sales of property and equipment	2,086	6,847
Purchases of short-term securities, available-for-sale	(1,160)	(19,083)
Sales of short-term securities, available-for-sale	28,608	14,742
Net cash provided by (used in) investing activities	22,845	(15,350)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	94,213	3,000
Cumulative daily repayments – Credit Facility	(88,954)	(3,000)
Distributions to noncontrolling interest owners	(3,244)	(4,885)
Tax impact from exercise of stock options	(17)	(129)
Other	(10)	(26)
Net cash provided by (used) in financing activities	1,988	(5,040)
Net increase (decrease) in cash and cash equivalents	(2,113)	2,741
Cash and cash equivalents at beginning of period	3,142	16,371
Cash and cash equivalents at end of period	$1,029	$19,112
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$266	$534
Cash paid during the period for income taxes	$169	$2,755
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$(353)	$476
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$--	$15,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Business and Significant Accounting Policies

Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California and other states in which there are construction opportunities. The Company’s transportation infrastructure projects include highways, roads, bridges and light rail, and the Company’s water infrastructure projects include water, wastewater and storm drainage systems.

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

We determined that Myers and Sons Construction, L.P., a Company in which we have a 50% limited partner interest (“Myers”), is a variable interest entity. As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2012 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2013 and the results of operations and cash flows for the periods presented.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.  The Company’s contracts generally take 12 to 36 months to complete.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to estimated costs, costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the six months ended June 30, 2013 resulted in a net charge of $20.6 million included in the operating results and a $13.6 million after-tax charge, or $0.82, per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  We currently have one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $94,000 for the year. The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of certain noncontrolling owners’ interests in subsidiaries and the earn-out liability.  We had one mortgage outstanding at June 30, 2013 and December 31, 2012 with a remaining balance of $226,000 and $262,000, respectively.  The mortgage was accruing interest at 3.50% at both June 30, 2013 and December 31, 2012 and contains pre-payment penalties.  At June 30, 2013 and December 31, 2012, the fair value of the mortgage approximated book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K).

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended authoritative guidance associated with comprehensive income which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company on January 1, 2013. The impact of the adoption of this guidance on the Company’s condensed consolidated financial statements was limited to the provision of the additional disclosures. We have presented the disclosures required by this amendment in Note 6.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2013, approximately $1.0 million of cash and cash equivalents was fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At June 30, 2013, cash and cash equivalents included $566,000 belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities.  The government bonds held have maturity dates ranging between 2013 and 2050.  At June 30, 2013 and December 31, 2012, the Company had short-term investments as follows (amounts in thousands):

	June 30, 2013
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$--	$--	$--	$--	$--
Municipal bonds	21,000	--	21,000	282	(465)
Total securities available-for-sale	$21,000	$--	$21,000	$282	$(465)

	December 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$27,582	$27,582	$--	$337	$9
Municipal bonds	21,629	--	21,629	862	128
Total securities available-for-sale	$49,211	$27,582	$21,629	$1,199	$137

The amortized cost basis of the above securities at June 30, 2013 and December 31, 2012 was $20.6 million and $48.1 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.6 million at June 30, 2013 and $20.5 million at December 31, 2012.

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

Gains and losses realized on short-term investment securities are included in “Gain on sale of securities and other” in the accompanying condensed consolidated statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the six months ended June 30, 2013 and 2012, total proceeds from sales of short-term investments were $28.6 million and $14.7 million with gross realized gains of $488,000 and $501,000 and gross realized losses of $5,000 and $0, respectively.  Accumulated other comprehensive income (loss) at June 30, 2013 included unrealized losses on short-term investments of $183,000 less the associated tax benefit of $66,000.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

At each reporting date, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are other-than-temporary.  The evaluations include a number of factors, including but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses primarily on liquidity needs and securities portfolio objectives.  Based on the results of this evaluation, management concluded that at June 30, 2013, the unrealized losses related to these securities are temporary.

The Company earned interest income of $213,000 and $442,000 for the three and six months ended June 30, 2013, respectively, and $352,000 and $703,000 for the three and six months ended June 30, 2012, respectively, on its cash, cash equivalents and short-term investments.  These amounts are recorded in interest income in the Company’s condensed consolidated statement of operations.

3.	Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to construct a specific project and is jointly controlled by the joint venture partners.  See Note 6 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	June 30, 2013	December 31, 2012
Total combined:
Current assets	$63,773	$92,102
Less current liabilities	(55,474)	(48,002)
Net assets	$8,299	$44,100
Backlog	$162,388	$213,924

Sterling’s noncontrolling interest in backlog	$54,521	$77,222
Sterling’s receivables from and equity in construction joint ventures	$8,542	$11,005

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total combined:
Revenues	$34,002	$215,210	$58,876	$305,584
Income (loss) before tax	(4,004)	20,299	(8,403)	28,861

Sterling’s proportionate share:
Revenues	$14,317	$37,885	$23,395	$53,801
Income (loss) before tax	(1,877)	3,337	(4,093)	4,750

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Construction equipment	$129,822	$130,014
Transportation equipment	19,782	19,266
Buildings	10,509	10,176
Office equipment	1,529	1,279
Land	4,936	4,916
Water rights	200	200
	166,778	165,851
Less accumulated depreciation	(69,280)	(63,543)
	$97,498	$102,308

5.	Derivative Financial Instruments

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

At June 30, 2013, accumulated other comprehensive income (loss) included unrecognized losses of $130,000, less the associated taxes of $45,000, representing the unrealized change in mark-to-market value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the six months ended June 30, 2013, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $3,000.

At June 30, 2013, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1.8 million gallons.  The swap monthly volumes hedged range from 10,000 gallons to 75,000 gallons over the period from July 2013 to August 2015 at fixed prices per gallon ranging from $2.75 to $3.22.

The derivative instruments are recorded on the condensed consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	June 30, 2013	December 31, 2012
Derivative assets:
Other current assets	$--	$7
Other assets, net	--	1
	$--	$8
Derivative liabilities:
Other current liabilities	$89	$--
Other long-term liabilities	41	--
	$130	$--

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2013 and 2012 (amounts in thousands):

	June 30, 2013	June 30, 2012
Increase (decrease) in fair value of derivatives included in other comprehensive income (loss) - effective portion	$(138)	$25
Realized gain (loss) included in cost of revenues - effective portion	3	(44)
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	--	--

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

At June 30, 2013 and December 31, 2012, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

	Six Months Ended June 30, 2013 (*)
	Unrealized Gain and Loss on Available- for-sale Securities	Unrealized Gain and Loss on Cash Flow Hedges	Total
Beginning Balance	$691	$5	$696
Other comprehensive loss before reclassification	(498)	(88)	(586)
Amounts reclassified from accumulated other comprehensive income	(309)	(2)	(311)
Net current-period other comprehensive loss	(807)	(90)	(897)
Ending Balance	$(116)	$(85)	$(201)

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)(*)
	Three Months Ended June 30,		Six Months Ended June 30,
Details About Accumulated Other Comprehensive Income (loss) Components	2013	2012	2013	2012	Statement of Operations Classification
Realized gains on available-for sale securities	$1	$45	$483	$501	Gain on sale of securities and other
Total before tax	1	45	483	501
Less: Income tax expense	--	(16)	(174)	(175)	Income tax (expense) benefit
Total reclassification related to available-for-sale securities	$1	$29	$309	$326	Net income (loss)

Realized gains and losses on cash flow hedges	$(23)	$42	$3	$45	Cost of revenues
Total before tax	(23)	42	3	45
Less: Income tax (expense) benefit	8	(15)	(1)	(16)	Income tax (expense) benefit
Total reclassification related to cash flow hedges	$(15)	$27	$2	$29	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax expense (benefit)	$(606)	$1,169	$(3,267)	$144
Deferred tax benefit	(9,141)	(185)	(9,280)	(3,136)
Total tax expense (benefit)	$(9,747)	$984	$(12,547)	$(2,992)

The deferred tax benefit in the three and six months ended June 30, 2013 reflects, among other temporary timing differences, the impact of the current quarter job charges from revisions to estimated profitability on construction projects which have resulted in a net operating loss.  The deferred tax benefit in the six months ended June 30, 2012 primarily reflects the impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 9.  The Company performed an analysis to determine whether it is more likely than not the deferred tax benefit at June 30, 2013 is expected to be deductible in future years.  Based on this analysis the Company expects this deferred tax benefit to be deductible in future years as a result of expected future income.

The income tax benefit differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	2013		2012
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(11,614)	35.0%	$1,698	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(437)	1.3	9	0.2
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(342)	1.0	(4,213)	(86.8)
Non-taxable interest income	(155)	0.5	(235)	(4.8)
Other permanent differences	1	--	(251)	(5.3)
Income tax benefit	$(12,547)	37.8%	$(2,992)	(61.7)%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

8.	Contingencies Related to Litigation

The Company is the subject of certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the financial statements of the Company.

9.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

In January 2012, Road and Highway Builders, LLC (“RHB”), a wholly-owned subsidiary, assumed six construction contracts with $25.0 million of unearned revenues from Aggregate Industries – SWR, Inc. (“AI”), an unrelated third party.  In addition, Aggregate South West Holdings, LLC (“ASWH”) and RHB Properties, LLC (“RHBP”), newly formed entities owned by Richard Buenting, the President and Chief Executive Officer of RHB, acquired construction related machinery and equipment and land with quarries from AI.  AI entered into a two-year non-compete agreement with respect to Utah, Idaho and Montana as well as certain areas of Nevada.  On April 27, 2012, RHB merged with ASWH and acquired RHBP. In exchange, RHB granted Mr. Buenting a 50% membership interest in RHB. These transactions allowed RHB to expand its operations in Nevada.

The Company also agreed with Mr. Buenting to amend and restate the operating agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the agreement, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital.  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations shall be offset to retained earnings up to the amounts previously charged to retained earnings.  The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value.  Based on the Company’s calculation, the orderly liquidation value calculation provided the higher result of the two methods.  As such, a pre-tax benefit of $2.3 million, $1.5 million net of tax, was recorded for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the second quarter of 2013.  The benefit this quarter offset the majority of the charge in the prior quarter as a result of the change in calculation method, from EBITDA times a multiple of 4.5 to orderly liquidation value, and resulted in a net pre-tax charge of $666,000, $433,000 net of tax, for the year.

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

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned (100% owned as of December 31, 2012) Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  The yearly excess forecasted EBITDA in the Company’s calculation ranged from 0% to 31% of the minimum EBITDA threshold for the years 2013 through 2016.  The discounted present value of the additional purchase price was estimated to be $2.2 million as of June 30, 2013.  The undiscounted earn-out liability as of June 30, 2013 is estimated at $2.3 million and could increase by $2.7 million if EBITDA during the earn-out period increases $5.4 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $497,000 for the six months ended June 30, 2012 and was recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was increased by approximately $1.2 million during the three months ended June 30, 2012, and this change, net of tax of $378,000, was reported as a charge to retained earnings.

Under an agreement with the noncontrolling interest owners of RLW, the Company purchased their 20% interest in RLW on December 31, 2012 subject to a final determination of RLW’s EBITDA for the period from January 1, 2010 through December 31, 2012.  A payment of $23.1 million was made in 2012, and the Company made a final additional payment of $509,000 in April 2013.  This amount as well as undistributed earnings to the noncontrolling interest owners for 2012 was included in current liabilities under “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying 2012 condensed consolidated balance sheet.

See Note 2 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for further information regarding the acquisitions discussed above.

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$20,046	$18,375
Net income attributable to noncontrolling interest included in liabilities	288	11,780
Net income attributable to noncontrolling interest included in equity	678	296
Accretion of interest on RLW put/call	--	497
Change in fair value of RLW put/call	(59)	733
Change in fair value of RHB obligation	666	--
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	--	15,196
Distributions to noncontrolling interest owners	(2,735)	(4,885)
RLW Put/Call Payout	(509)	--
Other	--	(40)
Balance, end of period	$18,375	$41,952

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the six months ended June 30, 2013 shown in the accompanying condensed consolidated statement of operations of $966,000 includes income of $288,000 attributable to noncontrolling interest owners which the Company includes in liabilities and $678,000 which the Company includes in equity.  Of the $288,000 included in liabilities, $67,000 of net loss is reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” and $355,000 of net income is reflected in “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheet. The remaining $678,000 is attributable to noncontrolling interest owners which the Company includes in equity and is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

In 2012, the Company agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the six months ended June 30, 2012.  This increase was included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying condensed consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the condensed consolidated balance sheet.  This increase had a related tax impact of $2.4 million which increased the tax benefit for the period.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 14 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for further information.  We recorded stock-based compensation expense of $203,000 and $480,000 for the three and six months ended June 30, 2013, respectively, and $133,000 and $263,000 for the three and six months ended June 30, 2012, respectively.

During the six months ended June 30, 2013, the Company issued 129,850 shares of restricted stock.   Of this amount, 100,000 shares were issued to the Company’s CEO.  These shares will vest on June 30, 2018 subject to the satisfaction of a performance condition.  In order to recognize this compensation expense, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met.  These shares must also be re-valued at each reporting period until they vest.  During the three months ended June 30, 2013, the Company issued 29,850 shares of restricted common stock to the non-employee members of the Company’s Board of Directors in accordance with the Company’s standard compensation arrangements for non-employee directors.

At June 30, 2013, total unrecognized compensation cost related to unvested restricted stock awards was $2.0 million.  This cost is expected to be recognized over a weighted average period of 2.9 years.  There was no unrecognized compensation expense related to stock options at June 30, 2013 and 2012.  Proceeds received by the Company from the exercise of options for the six months ended June 30, 2013 and 2012 were approximately $26,170 and $56,000, respectively.  No options were granted in the three or six months ended June 30, 2013 or 2012.

At June 30, 2013, there were 272,807 and 9,500 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not vested.

11.	Variable Interest Entities

The Company owns a 50% interest in Myers of which it is the primary beneficiary and has consolidated Myers into the Company’s financial statements.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition.  See Note 3 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers which is reflected in the Company’s condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$5,994	$7,164
Contracts receivable, including retainage	10,756	2,866
Other current assets	223	1,214
Total current assets	16,973	11,244
Property and equipment, net	5,124	3,041
Other assets, net	5	--
Goodwill	1,501	1,501
Total assets	$23,603	$15,786
Liabilities:
Current liabilities:
Accounts payable	$9,776	$4,627
Other current liabilities	8,427	6,283
Total current liabilities	18,203	10,910
Long-term liabilities:
Other long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	$18,203	$10,910

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$25,348	$19,056	$36,137	$23,570
Operating income	985	633	1,358	602
Net income attributable to Sterling common stockholders	320	204	441	192

12.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive stock options using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Sterling common stockholders	$(17,025)	$3,287	$(21,602)	$(4,215)
Revaluation of the of noncontrolling interest obligations reflected in retained earnings, net of tax	1,501	(777)	(353)	(476)
	$(15,524)	$2,510	$(21,955)	$(4,691)
Denominator:
Weighted average common shares outstanding — basic	16,630	16,360	16,613	16,341
Shares for dilutive stock options and warrants	--	84	--	--
Weighted average common shares outstanding and assumed conversions— diluted	16,630	16,444	16,613	16,341
Basic net income (loss) per share attributable to Sterling common stockholders	$(0.93)	$0.15	$(1.32)	$(0.29)
Diluted net income (loss) per share attributable to Sterling common stockholders	$(0.93)	$0.15	$(1.32)	$(0.29)

There were 2,800 weighted average options outstanding during the three and six months ended June 30, 2012 and none in 2013 which were considered antidilutive as the option exercise price exceeded the average share market price and were therefore excluded from the denominator used for computing diluted loss per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 60,898 and 109,636 shares of stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2013, respectively, and 86,544 for the six months ended June 30, 2012, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

13.	Covenants Compliance

The Company’s Credit Facility is subject to compliance with certain covenants, including financial covenants at quarter-end relating to leverage, tangible net worth, and asset coverage. The Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party; and
•	Make investments in securities.

At June 30, 2013, the Company was not in compliance with the leverage ratio financial covenant but on August 8, 2013 the Company has obtained a Waiver and Third Amendment to Credit Agreement (“the Amended Credit Agreement”) with its lender which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement through March 31, 2014.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points effective June 30, 2013.  The Company believes that it will be able to maintain compliance with all covenants under the Amended Credit Agreement through at least June 30, 2014.

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

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended June 30, 2013 and “Prior Quarter” refers to the three month period ended June 30, 2012, “Current Period” refers to the six month period ended June 30, 2013 and “Prior Period” refers to the six month period ended June 30, 2012.

Financial Results for the Current Quarter, Operational Issues and Outlook for 2013 Financial Results

In the Current Quarter and Current Period, the Company had an operating loss of $26.1 million and $34.1 million, respectively, loss before income taxes and earnings attributable to noncontrolling interest owners of $26.0 million and $33.2 million, respectively, net loss attributable to Sterling common stockholders of $17.0 million and $21.6 million, respectively, and net loss per diluted share attributable to Sterling common stockholders of $0.93 and $1.32 , respectively.

Revenues for the Current Quarter and the Current Period decreased 21.0% and 8.5% from the Prior Quarter and Prior Period, respectively, primarily as the result of the completion of large projects in Utah.  Our overall margins continued to be adversely affected by production issues on our construction projects in these periods as well.  During the Current Period, declines in gross margins were primarily attributable to three construction projects, two in Texas and one in Arizona which is being constructed by our Utah subsidiary, which represented a net pre-tax charge of $16.3 million, of the total net pre-tax charge of $20.6 million, from revisions to estimated profitability on construction projects.  One of the Texas projects is a joint venture in which we are a noncontrolling partner.  The remaining Texas project and the Arizona project were between 60% and 80% complete for which unanticipated operating issues unfolded at quarter-end, taking them from breakeven or better, to a substantial loss position.

In the 2012 Form 10-K, we discussed various factors which impact the profitability on individual projects as well as the competitive pressures that have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  In July 2012, the federal government enacted the Moving Ahead for Progress in the 21st Century (“MAP-21”) legislation: a two-year, $105 billion reauthorization of the federal surface transportation program. This legislation maintains annual federal highway spending close to the previous level of $41 billion under the SAFETEA-LU bill.  While we believe that a longer term bill is needed, the new bill does alleviate some of the uncertainty which has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, which reduced opportunities to replace backlog at reasonable margins and increased competition for new projects.

For 2013, we estimate the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012 as a result of production issues primarily related to legacy projects which were bid during highly competitive periods where lower infrastructure capital expenditures by federal and state governments were prominent.  Legacy projects are defined as older projects booked prior to 2012 but which are still having a negative impact on 2013 profitability.  We have identified three legacy projects during the first half of 2013, which represented a net pre-tax charge of $16.3 million, of the total net pre-tax charge of $20.6 million, from revisions to estimated profitability on construction projects related to production issues.  We continue to review contracts to identify potential production issues primarily in contracts entered into before 2012 which have significant remaining backlog.  We believe we have identified the high risk legacy projects and to the extent possible, we are taking steps to minimize further gross margin reductions for these contracts, such as rebidding remaining backlog costs to identify possible material and labor cost savings, identifying methods to increase productivity and increasing management oversight on these contracts.

In line with the enacted government spending, mentioned above, we are seeing some improvement in margins on projects awarded in the first six months of 2013, and expect this to result in improved 2014 margins. With industry spending improvements and increased margins available on projects, we believe we will continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2012 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at June 30, 2013

At June 30, 2013, our backlog of construction projects was $714 million, as compared to $656 million at December 31, 2012. Our Company was awarded $154 million of new contracts during the three months ended June 30, 2013 compared to $66 million of new contracts during the three months ended June 30, 2012, excluding contracts acquired (refer to Note 9).  Our contracts are typically completed in 12 to 36 months.  At June 30, 2013, there was approximately $107 million excluded from our consolidated backlog for which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $55 million attributable to our share of estimated revenues related to joint ventures for which we are a noncontrolling joint venture partner. Based on our current estimates, the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012 as a result of production issues and the competitive pressures resulting from lower infrastructure capital expenditures by federal and state governments, which resulted in fewer available projects and lower bid margins than in prior years.  We are, however, seeing some improvement in margins on projects awarded in 2013, and expect this to result in improved results in 2014.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012	% Change	2013		2012	% Change

Revenues	$133,350		$168,709	(21.0)%	$244,385		$267,134	(8.5)%
Gross profit (loss)	$(16,635)		$15,159	NM	$(15,247)		$17,031	NM
General and administrative expenses	(9,486)		(8,444)	12.3	(19,097)		(16,110)	18.5
Other operating income, net	6		1,525	(99.6)	258		2,756	(90.6)
Operating income (loss)	(26,115)		8,240	NM	(34,086)		3,677	NM
Gains on the sale of securities and other	102		333	(69.4)	675		1,083	(37.7)
Interest income	255		511	(50.1)	536		927	(42.2)
Interest expense	(209)		(432)	(51.6)	(308)		(818)	(62.3)
Income (loss) before taxes and earnings attributable to noncontrolling interests	(25,967)		8,652	NM	(33,183)		4,869	NM
Income tax (expense) benefit	9,747		(984)	NM	12,547		2,992	NM
Net income (loss)	(16,220)		7,668	NM	(20,636)		7,861	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(805)		(4,381)	(81.6)	(966)		(12,076)	(92.0)
Net income (loss) attributable to Sterling common stockholders	$(17,025)		$3,287	NM	$(21,602)		$(4,215)	NM
Gross margin (deficit)	(12.5	) %	9.0%	NM	(6.2	) %	6.4%	NM
Operating margin (deficit)	(19.6	) %	4.9%	NM	(13.9	) %	1.4%	NM

NM – Not meaningful.

	Amount as of
	June 30, 2013	March 31, 2013	December 31, 2012
Contract Backlog, end of period	$714,000	$693,000	$656,000

Revenues

Revenues decreased $35.4 million, or 21.0%, in the Current Quarter compared with the Prior Quarter and decreased $22.7 million, or 8.5%, for the Current Period compared with the Prior Period.  The decrease in both periods is primarily attributable to the completion of large projects in Utah.

Gross Profit

Gross profit decreased $31.8 million, for the Current Quarter compared with the Prior Quarter and $32.3 million for the Current Period compared with the Prior Period.  Gross margins declined to (12.5)% in the Current Quarter from 9.0% in the Prior Quarter and to (6.2)% in the Current Period from 6.4% in the Prior Period.  The Current Quarter and Current Period were impacted by downward revisions of estimated revenues and gross profit on construction projects, primarily in Arizona and Texas.  The net revisions to contract estimates had a $20.6 million impact on gross margins with $16.3 million attributable to one construction project in Arizona and two projects in Texas.  One of the Texas projects is a joint venture in which we are a noncontrolling partner.

At June 30, 2013 and 2012, we had approximately 114 and 99 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to differences among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses for the Current Quarter and Current Period included expenses for an expanded information systems team which was hired in the fourth quarter of 2012 as well as an increase in certain employee benefit costs.  The information systems team is expected to generate benefits by upgrading our information systems infrastructure, improving measurement, and focusing on process improvements that will offset their costs in the long-term.  Additionally, during the Current Quarter and Current Period, there have been costs related to operational and financial process improvements that the Company believes are non-recurring.  As a percent of revenues, general and administrative expenses increased to 7.1% in the Current Quarter compared with 5.0% in the Prior Quarter and increased to 7.8% in the Current Period compared with 6.0% in Prior Period.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were 37.5% and 11.4%, respectively, and for the Current and Prior Period were 37.8% and (61.7)%, respectively.  The effective income tax rates varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state taxes and non-taxable interest income.  During the Current Period, job charges from revision to estimated profitability on construction projects have resulted in a net operating loss and a large deferred tax benefit.  The Company expects this deferred tax benefit to be deductible in future years as a result of expected future income.  The Prior Period rate of (61.7)% primarily reflects the impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment effective January 1, 2012.  Excluding this amendment the rate would have been 25.1% for the Prior Period.

Net income attributable to noncontrolling interests

The decrease in net income attributable to noncontrolling interest owners in the Current Quarter compared with the Prior Quarter is primarily related to the Company’s purchase of the remaining 20% interest in RLW.  The Company purchased the remaining 20% interest in RLW on December 31, 2012 which has resulted in lower net income attributable to noncontrolling interest owners in the Current Quarter.

The decrease in net income attributable to noncontrolling interest owner in the Current Period compared with the Prior Period is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW. As mentioned above, the Company purchased the remaining 20% interest in RLW on December 31, 2012 which has resulted in lower net income attributable to noncontrolling interest owners in the Current Period.  Additionally, the members of RLW, including the Company, agreed to amend their operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest holders.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the six months ended June 30, 2012.  This increase had a related tax impact of $2.4 million which increased the tax benefit for the period.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(26,946)	$23,131
Capital expenditures	(6,689)	(17,856)
Proceeds from sales of property and equipment, net of gain	2,086	6,847
Net sales (purchases) of short-term securities	27,448	(4,341)
Net drawdown on the Credit Facility	5,259	--
Distributions to noncontrolling interest owners	(3,244)	(4,885)
Other	(27)	(155)
Total	$(2,113)	$2,741

	Amount as of
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,029	$3,142
Working capital	$65,506	$87,484

Operating Activities

Significant non-cash items included in operating activities are:

•	depreciation and amortization was comparable between the Current and Prior Periods; and
•
deferred tax benefit of $9.3 million in the Current Period is primarily attributable to the impact of the Current Period job charges from revisions to estimated profitability on construction projects which have resulted in a net operating loss; deferred tax benefit of $3.0 million in the Prior Period is primarily the result of the impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 9.

Besides the net loss and net income in the Current and Prior Periods, respectively, and the non-cash items discussed above, other significant components of cash flows from operations (which exclude the impact of changes attributable to the net assets of acquired companies) were:

•
contracts receivable increased by $16.9 million in the Current Period and increased $13.9 million in the Prior Period while the difference bewteen billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings increased by $2.8 million and the excess of billings over costs incurred and estimated earnings increased by $6.2 million in the Prior Period;

•
the increase in income tax receivable of $3.4 million in the Current Period and none for the Prior Period which is the result of the estimated benefit from the tax net operating loss forecasted for 2013 and 2012, respectively;

•	accounts payable increased by $8.0 million in the Current Period and $22.2 million in the Prior Period; and
•	accrued compensation and other liabilities increased by $2.8 million in the Current Period and $1.8 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet for the Current Period and Prior Period totaled $6.7 million and $17.9 million, respectively.  Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $2.1 million and $6.8 million, respectively, with an associated net gain for the Current Period and Prior Period of $35,000 and $2.7 million, respectively.  The level of expenditures in the Current Period decreased by $11.2 million from the Prior Period as a result of higher than normal expenditures in 2012.  For the year ended December 31, 2012, capital expenditures totaled $37.4 million while proceeds from the sale of property and equipment totaled $12.5 million. Management expects capital expenditures in 2013 to be lower than 2012 as the Company made a higher than normal investment in capital equipment in 2012.

During the Current Period, the Company had net sales of short-term securities of $27.4 million as compared to net purchase of short-term securities of $4.3 million in the Prior Period.  The net sales in the Current Period were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Period consisted of a net drawdown of $5.3 million which was used to fund a portion of the Company’s operating activities.  Subsequent to March 31, 2013, the members of RLW approved the distribution of $2.3 million in net income to the noncontrolling interest owners for the three months ended December 31, 2012 in accordance with the RLW operating agreement as amended.

Liquidity and Sources of Capital

The level of working capital for our construction business varies due to fluctuations in:

•	contract receivables and contract retentions;
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	investments in our unconsolidated construction joint ventures;
•	the size and status of contract mobilization payments and progress billings; and
•	the amounts owed to suppliers and subcontractors.

Some of these fluctuations can be significant.  As of June 30, 2013, we had working capital of $65.5 million, a decrease of $22.0 million over December 31, 2012. The decrease in working capital of $22.0 million in the Current Period was the result of the following (amounts in thousands):

Net loss	$(20,636)
Current portion of obligation to noncontrolling interest owners	2,370
Depreciation and amortization	9,486
Deferred tax benefit	(9,280)
Capital expenditures	(6,689)
Proceeds from sales of property and equipment, net of gain	2,051
Net drawdown on the Credit Facility	5,259
Distributions to noncontrolling interest owners	(3,244)
Other	(1,295)
Total decrease in working capital	$(21,978)

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, as needed we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants discussed below, up to $50 million in borrowings and letters of credit are available under the amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2013, there was $29.3 million in borrowings outstanding under the Credit Facility; however, there was a letter of credit of $2.0 million outstanding which reduced availability under the Credit Facility to $18.7 million.

Average borrowings under the Credit Facility for the Current Quarter were $20.9 million and the largest amount of borrowings under the Credit Facility was $32.2 million on June 21, 2013.  Average borrowings under the Credit Facility for the fiscal year 2012 were $1.1 million, and the largest amount of borrowings under the Credit Facility was $24.0 million on December 31, 2012.

Our Credit Facility is subject to compliance with certain covenants, including financial covenants at quarter-end relating to leverage, tangible net worth, and asset coverage. The Credit Facility contains restrictions on our ability to:

•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party; and
•	Make investments in securities.

At June 30, 2013, the Company was not in compliance with the leverage ratio financial covenant but on August 8, 2013 the Company has obtained a Waiver and Third Amendment to Credit Agreement (“the Amended Credit Agreement”) with its lender which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement through March 31, 2014.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points effective June 30, 2013.  The Company believes that it will be able to maintain compliance with all covenants under the Amended Credit Agreement through at least June 30, 2014.

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

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of June 30, 2013, we had diesel futures contracts for 1.8 million gallons with fixed prices at an average of $2.87 per gallon.  This compares to the June 30, 2013 price for off-road ultra-low sulfur diesel published by Platts of $2.83.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At June 30, 2013, there was approximately $162.4 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $54.5 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2013, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the 2012 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the Current Quarter were $20.9 million.  Based on our expected levels of borrowings for 2013, a change in our interest rate may have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at June 30, 2013:

		Price Per Gallon		Remaining Volume (gallons)	Fair Value of Derivatives at June 30, 2012 (amounts in thousands)
Beginning	Ending	Range	Weighted Average
July 1, 2013	December 31, 2013	$2.80 – 3.22	$2.91	755,000	$(64)
January 1, 2014	December 31, 2014	$2.79 – 2.93	$2.85	960,000	(60)
January 1, 2015	August 31, 2015	$2.75 – 2.79	$2.77	100,000	(6)
					$(130)

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting have occurred as of June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc.
31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Kevan Blair, Acting Chief Financial Officer of Sterling Construction Company, Inc.
32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Kevan Blair, Acting Chief Financial Officer

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

STERLING CONSTRUCTION COMPANY, INC.

Date:	August 9, 2013	By:	/s/ Peter E. MacKenna
Peter E. MacKenna President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/ Kevan Blair
Kevan Blair Acting Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2013
Exhibit Index

Exhibit No.	Description

10.1*	Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc.

31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Kevan Blair, Acting Chief Financial Officer of Sterling Construction Company, Inc.

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Kevan Blair, Acting Chief Financial Officer.

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