Form 10-Q
period 2013-09-30
STERLING CONSTRUCTION CO INC
filed 2013-11-08
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
At October 31, 2013, there were 16,662,824 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.  Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,014	$3,142
Short-term investments	21,016	49,211
Contracts receivable, including retainage	90,663	70,815
Costs and estimated earnings in excess of billings on uncompleted contracts	31,481	20,592
Inventories	5,375	3,731
Deferred tax asset, net	1,928	1,803
Receivables from and equity in construction joint ventures	12,260	11,005
Other current assets	9,026	4,459
Total current assets	176,763	164,758
Property and equipment, net	95,926	102,308
Goodwill	54,820	54,820
Long-term deferred tax asset, net	14,198	2,973
Other assets, net	12,405	6,651
Total assets	$354,112	$331,510
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79,113	$47,796
Billings in excess of costs and estimated earnings on uncompleted contracts	31,070	18,918
Current maturities of long-term debt	220	73
Accrued compensation	7,810	4,909
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	524	2,887
Other current liabilities	3,980	2,691
Total current liabilities	122,717	77,274
Long-term liabilities:
Long-term debt, net of current maturities	20,568	24,201
Other long-term liabilities	2,245	2,728
Total long-term liabilities	22,813	26,929
Commitments and contingencies (Note 8)
Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures	17,759	14,721
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,662,824 and 16,495,216 shares issued	167	165
Additional paid in capital	197,168	197,067
Retained earnings (deficit)	(9,906)	12,220
Accumulated other comprehensive income (loss)	(191)	696
Total Sterling common stockholders’ equity	187,238	210,148
Noncontrolling interests	3,585	2,438
Total equity	190,823	212,586
Total liabilities and equity	$354,112	$331,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$185,935	$205,283	$430,320	$472,418
Cost of revenues	(177,576)	(191,114)	(437,211)	(441,216)
Gross profit (loss)	8,359	14,169	(6,891)	31,202
General and administrative expenses	(8,176)	(10,259)	(27,273)	(26,369)
Other operating income, net	1,340	261	1,599	3,017
Operating income (loss)	1,523	4,171	(32,565)	7,850
Gain on sale of securities and other	163	617	838	1,700
Interest income	335	287	871	1,214
Interest expense	(306)	(159)	(614)	(978)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	1,715	4,916	(31,470)	9,786
Income tax (expense) benefit	380	(847)	12,928	2,146
Net income (loss)	2,095	4,069	(18,542)	11,932
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(2,284)	(3,079)	(3,250)	(15,155)
Net income (loss) attributable to Sterling common stockholders	$(189)	$990	$(21,792)	$(3,223)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.06)	$0.01	$(1.38)	$(0.27)
Diluted	$(0.06)	$0.01	$(1.38)	$(0.27)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,652,074	16,404,749	16,626,118	16,362,429
Diluted	16,652,074	16,504,033	16,626,118	16,362,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net loss attributable to Sterling common stockholders	$(21,792)	$(3,223)
Net income attributable to noncontrolling owners’ interests included in equity	1,563	1,252
Net income attributable to noncontrolling owners’ interests included in liabilities	1,687	13,903
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	(300)	(431)
Change in unrealized holding gain (loss) on available-for-sale securities	(588)	705
Realized (gain) loss from settlement of derivatives	(30)	37
Change in the effective portion of unrealized gain in fair market value of derivatives	31	139
Comprehensive income (loss)	$(19,429)	$12,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Interests	Total
Balance at January 1, 2013	16,495	$165	-	$-	$197,067	$12,220	$696	$2,438	$212,586
Net income (loss)	-	-	-	-	-	(21,792)	-	1,563	(20,229)
Other comprehensive loss	-	-	-	-	-	-	(887)	-	(887)
Stock issued upon option exercises	9	-	-	-	26	-	-	-	26
Tax impact from exercise of stock options	-	-	-	-	(17)	-	-	-	(17)
Issuance and amortization of common and restricted stock	159	2	-	-	858	-	-	-	860
Revaluation of noncontrolling interest, net of tax	-	-	-	-	(766)	(334)	-	-	(1,100)
Distribution to owners	-	-	-	-	-	-	-	(416)	(416)
Balance at September 30, 2013	16,663	$167	-	$-	$197,168	$(9,906)	$(191)	$3,585	$190,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(21,792)	$(3,223)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	3,250	15,155
Net income (loss)	(18,542)	11,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,020	14,627
Gain on disposal of property and equipment	(765)	(2,977)
Deferred tax benefit	(10,174)	(1,607)
Interest expense accreted on discounted liabilities	-	745
Stock-based compensation expense	739	429
Gain on sale of securities and other	(466)	(812)
Tax impact from exercise of stock options	17	143
Changes in operating assets and liabilities:
Contracts receivable	(19,848)	(45,603)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,889)	(1,367)
Receivables from and equity in construction joint ventures	(1,255)	(4,710)
Income tax receivable	(2,714)	(1,376)
Inventories, deposits and other current assets	(9,292)	(3,467)
Accounts payable	31,308	25,718
Billings in excess of costs and estimated earnings on uncompleted contracts	12,152	8,448
Accrued compensation and other liabilities	3,871	4,923
Net cash provided by (used in) operating activities	(11,838)	5,046
Cash flows from investing activities:
Additions to property and equipment	(11,333)	(27,818)
Proceeds from sales of property and equipment	4,517	11,915
Purchases of short-term securities, available-for-sale	(1,638)	(29,910)
Sales of short-term securities, available-for-sale	28,929	22,396
Net cash provided by (used in) investing activities	20,475	(23,417)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	152,798	20,000
Cumulative daily repayments – Credit Facility	(156,376)	(10,000)
Distributions to noncontrolling interest owners	(3,244)	(6,589)
Tax impact from exercise of stock options	(17)	(143)
Other	74	(234)
Net cash provided by (used) in financing activities	(6,765)	3,034
Net increase (decrease) in cash and cash equivalents	1,872	(15,337)
Cash and cash equivalents at beginning of period	3,142	16,371
Cash and cash equivalents at end of period	$5,014	$1,034
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$540	$418
Cash paid during the period for income taxes	$170	$2,905
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$(1,100)	$1,239
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$-	$15,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Business and Significant Accounting Policies

Basis of Presentation

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii and other states in which there are construction opportunities. The Company’s transportation infrastructure projects include highways, roads, bridges and light rail, and the Company’s water infrastructure projects include water, wastewater and storm drainage systems.

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2012 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2013 and the results of operations and cash flows for the periods presented.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to estimated costs, costs and income and are recognized in the period in which the revisions are determined. Significant changes in estimated revenues and gross margin during the nine months ended September 30, 2013 resulted in a net charge of $23.3 million included in the operating results and a $15.6 million after-tax charge, or $0.94, per diluted share attributable to Sterling common stockholders.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, contracts receivable, derivatives, accounts payable, mortgage payable, a credit facility with Comerica Bank (“Credit Facility”), certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The Company currently has one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $207,000 and $0 for the nine months ended September 30, 2013 and 2012, respectively. The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  See Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of certain noncontrolling owners’ interests in subsidiaries and the earn-out liability.  The Company had one mortgage outstanding at September 30, 2013 and December 31, 2012 with a remaining balance of $208,000 and $262,000, respectively.  The mortgage was accruing interest at 3.50% at both September 30, 2013 and December 31, 2012 and contains pre-payment penalties.  At September 30, 2013 and December 31, 2012, the fair value of the mortgage approximated book value. To determine the fair value of the mortgage, the amount of future cash flows was discounted using the Company’s borrowing rate on its Credit Facility.  The Company does not have any off-balance sheet financial instruments other than operating leases (see Note 13 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K).

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

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2013, approximately $4.7 million of cash and cash equivalents was fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At September 30, 2013, cash and cash equivalents included $1.0 million belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

Short-term investments include mutual funds and government bonds which are considered available-for-sale securities.  The government bonds held have maturity dates ranging between 2014 and 2053.  At September 30, 2013 and December 31, 2012, the Company had short-term investments as follows (amounts in thousands):

	September 30, 2013
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$-	$-	$-	$-	$-
Municipal bonds	21,016	-	21,016	241	552
Total securities available-for-sale	$21,016	$-	$21,016	$241	$552

	December 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$27,582	$27,582	$-	$337	$9
Municipal bonds	21,629	-	21,629	862	128
Total securities available-for-sale	$49,211	$27,582	$21,629	$1,199	$137

The amortized cost basis of the above securities at September 30, 2013 and December 31, 2012 was $20.7 million and $48.1 million, respectively.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.7 million at September 30, 2013 and $20.5 million at December 31, 2012.

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

Gains and losses realized on short-term investment securities are included in “Gain on sale of securities and other” in the accompanying condensed consolidated statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the three and nine months ended September 30, 2013, total proceeds from sales of short-term investments were $322,000 and $28.9 million with gross realized gains of $0 and $488,000 and gross realized losses of $11,000 and $16,000, respectively.  For the three and nine months ended September 30, 2012, total proceeds from sales of short-term investments were $7.7 million and $22.4 million with gross realized gains of $163,000 and $663,000, respectively, and gross realized losses of $0 for both periods.  Accumulated other comprehensive income (loss) at September 30, 2013 and 2012, included unrealized losses on short-term investments of $311,000 excluding the tax benefit of $114,000 and unrealized gains of $1.4 million excluding the associated tax expense of $492,000, respectively.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income (loss) are at the corporate level, and no portion is attributable to noncontrolling interests.

At each reporting date, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are other-than-temporary.  The evaluations include a number of factors, including but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses primarily on liquidity needs and securities portfolio objectives.  At September 30, 2013, the Company had primarily invested in low risk State municipal bonds. The Company considers the market declines for a portion of the bonds held to be temporary in nature.  Gross realized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.  Based on the results of this evaluation, management concluded that at September 30, 2013, the unrealized losses related to these securities are temporary.

The Company earned interest income of $218,000 and $660,000 for the three and nine months ended September 30, 2013, respectively, and $432,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively, on its cash, cash equivalents and short-term investments.  These amounts are recorded in interest income in the Company’s condensed consolidated statement of operations.

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

	September 30, 2013	December 31, 2012
Total combined:
Current assets	$55,924	$92,102
Less current liabilities	(58,708)	(48,002)
Net assets	$(2,784)	$44,100
Backlog	$124,675	$213,924

Sterling’s noncontrolling interest in backlog	$38,172	$77,222
Sterling’s receivables from and equity in construction joint ventures	$12,260	$11,005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total combined:
Revenues	$39,085	$121,107	$97,961	$336,317
Income (loss) before tax	(175)	35,349	(8,578)	55,648

Sterling’s proportionate share:
Revenues	$16,447	$21,238	$39,842	$59,123
Income (loss) before tax	(23)	3,686	(4,116)	7,022

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Construction equipment	$129,547	$130,014
Transportation equipment	19,723	19,266
Buildings	10,512	10,176
Office equipment	1,722	1,279
Land	5,392	4,916
Water rights	200	200
	167,096	165,851
Less accumulated depreciation	(71,170)	(63,543)
	$95,926	$102,308

5.	Derivative Financial Instruments

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

At September 30, 2013, accumulated other comprehensive income (loss) included unrecognized gains of $9,000, less the associated taxes of $3,000, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three and nine months ended September 30, 2013, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $44,000 and $47,000, respectively.

At September 30, 2013, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1.4 million gallons.  The swap monthly volumes hedged range from 10,000 gallons to 50,000 gallons over the period from October 2013 to August 2015 at fixed prices per gallon ranging from $2.75 to $3.21.

The derivative instruments are recorded on the condensed consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	September 30, 2013	December 31, 2012
Derivative assets:
Other current assets	$14	$7
Other assets, net	1	1
	$15	$8
Derivative liabilities:
Other current liabilities	$1	$-
Other long-term liabilities	5	-
	$6	$-

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	September 30, 2013	September 30, 2012
Increase in fair value of derivatives included in other comprehensive income (loss) - effective portion	$1	$272
Realized gain (loss) included in cost of revenues - effective portion	47	(57)
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	-	-

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s valuation statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 2 for a description of the inputs used to value the information shown above.

At September 30, 2013 and December 31, 2012, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

	Nine Months Ended September 30, 2013 (*)
	Unrealized Gain and Loss on Available- for-sale Securities	Unrealized Gain and Loss on Cash Flow Hedges	Total
Beginning Balance	$691	$5	$696
Other comprehensive loss before reclassification	(588)	31	(557)
Amounts reclassified from accumulated other comprehensive income	(300)	(30)	(330)
Net current-period other comprehensive loss	(888)	1	(887)
Ending Balance	$(197)	$6	$(191)

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)(*)
	Three Months Ended September 30,		Nine Months Ended September 30,
Details About Accumulated Other Comprehensive Income (loss) Components	2013	2012	2013	2012	Statement of Operations Classification
Realized gains (losses) on available-for sale securities	$(11)	$162	$472	$663	Gain on sale of securities and other
Total before tax	(11)	162	472	663
Less: Income tax (expense) benefit	4	(57)	(172)	(232)	Income tax (expense) benefit
Total reclassification related to available-for-sale securities	$(7)	$105	$300	$431	Net income (loss)

Realized gains on cash flow hedges	$44	$12	$47	$57	Cost of revenues
Total before tax	44	12	47	57
Less: Income tax expense	(16)	(4)	(17)	(20)	Income tax (expense) benefit
Total reclassification related to cash flow hedges	$28	$8	$30	$37	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax expense (benefit)	$513	$(683)	$(2,754)	$(539)
Deferred tax expense (benefit)	(893)	1,530	(10,174)	(1,607)
Total tax expense (benefit)	$(380)	$847	$(12,928)	$(2,146)

The deferred tax benefit in the three and nine months ended September 30, 2013 reflects, among other temporary timing differences, the impact of the current period charges from revisions to estimated profitability on construction projects which have resulted in a net operating loss.  The deferred tax benefit in the nine months ended September 30, 2012 primarily reflects the impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment discussed in Note 9.  The Company performed an analysis to determine whether it is more likely than not the deferred tax benefit at September 30, 2013 is expected to be deductible in future years.  Based on this analysis, the Company expects this deferred tax benefit to be deductible in future years as a result of expected future income.

The income tax benefit differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	2013		2012
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(11,014)	35.0%	$3,425	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(625)	2.0	(51)	(0.5)
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(1,187)	3.8	(5,086)	(52.0)
Non-taxable interest income	(231)	0.7	(386)	(3.9)
Other permanent differences	129	(0.4)	(48)	(0.5)
Income tax benefit	$(12,928)	41.1%	$(2,146)	(21.9)%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

The Company is evaluating the impact of the regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Because the revenue procedures governing the tangible property regulations will not be issued until the fourth quarter, the Company is still determining whether or not any changes in accounting method will be required and if they will result in a material impact to its financial statements. At this time, the Company does not anticipate there being a material impact.

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

The Company also agreed with Mr. Buenting to amend and restate the operating agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the agreement, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital.  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations shall be offset to retained earnings up to the amounts previously charged to retained earnings.  The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value.  Based on the Company’s calculation, the trailing twelve months EBITDA times the multiple of 4.5 provided the higher result of the two methods.  As such, a pre-tax charge of $1.2 million, $766,000 net of tax, was recorded for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the third quarter of 2013.  The total charge resulted in a net pre-tax charge of $1.9 million, $1.2 million net of tax, for the nine months ended September 30, 2013.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by 80% owned (100% owned as of December 31, 2012) Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.  There was no yearly excess forecasted EBITDA in the Company’s calculation of the minimum EBITDA threshold for the years 2013 through 2016.  Since the acquisition, the discounted present value of the additional purchase price was estimated to be $2.0 million as of September 30, 2013.  The undiscounted earn-out liability as of September 30, 2013 is estimated at $2.2 million and could increase by $2.8 million if EBITDA during the earn-out period increases $5.6 million or more and could decrease by the full amount of the liability if EBITDA does not exceed the minimum threshold in any of the remaining periods during the earn-out period.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

In connection with the December 3, 2009 acquisition of RLW, the noncontrolling interest owners of RLW, who are related and also its executive management, had the right to require the Company to buy their remaining 20.0% interest in RLW, and the Company had the right to require those owners to sell their 20.0% interest to the Company by July 2013 (the “RLW put/call”). The purchase price in each case was 20% of the product of the simple average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 times a multiple of a minimum of 4 and a maximum of 4.5.

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $745,000 for the nine months ended September 30, 2012 and was recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was increased by approximately $1.2 million and $1.9 million during the three and nine months ended September 30, 2012, respectively, and this change, net of tax of $411,000 and $667,000, respectively, was reported as a charge to retained earnings.

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

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$20,046	$18,375
Net income attributable to noncontrolling interest included in liabilities	1,687	13,903
Net income attributable to noncontrolling interest included in equity	1,563	1,252
Accretion of interest on RLW put/call	-	745
Change in fair value of RLW put/call	(59)	1,906
Change in fair value of RHB obligation	1,875	-
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	-	15,196
Distributions to noncontrolling interest owners	(2,735)	(6,589)
RLW Put/Call Payout	(509)	-
Other	-	(40)
Balance, end of period	$21,868	$44,748

“Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the nine months ended September 30, 2013 shown in the accompanying condensed consolidated statement of operations of $3.3 million includes income of $1.7 million attributable to noncontrolling interest owners which the Company includes in liabilities and $1.6 million which the Company includes in equity.  Of the $1.7 million included in liabilities, $60,000 of net loss is reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” and $1.7 million of net income is reflected in “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures” in the accompanying condensed consolidated balance sheet. The remaining $1.6 million is attributable to noncontrolling interest owners which the Company includes in equity and is reflected in equity in “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.

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

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  See Note 14 of the Notes to Consolidated Financial Statements included in the 2012 Form 10-K for further information.  We recorded stock-based compensation expense of $259,000 and $739,000 for the three and nine months ended September 30, 2013, respectively, and $166,000 and $429,000 for the three and nine months ended September 30, 2012, respectively.

During the nine months ended September 30, 2013, the Company issued 160,032 shares of restricted stock.   Of this amount, 100,000 shares were issued to the Company’s CEO.  These shares will vest on June 30, 2018 subject to the satisfaction of a performance condition.  In order to recognize this compensation expense, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met.  These shares must also be re-valued at each reporting period until they vest.  During the three months ended September 30, 2013, the Company issued 22,962 shares of restricted common stock to a non-employee member of the Company’s Board of Directors and to two new members of the executive management team.

At September 30, 2013, total unrecognized compensation cost related to unvested restricted stock awards was $1.9 million.  This cost is expected to be recognized over a weighted average period of 2.7 years.  There was no unrecognized compensation expense related to stock options at September 30, 2013 and 2012.  Proceeds received by the Company from the exercise of options for the nine months ended September 30, 2013 and 2012 were approximately $26,170 and $66,000, respectively.  No options were granted in the three or nine months ended September 30, 2013 or 2012.

At September 30, 2013, there were 275,648 and 7,500 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock had not vested.

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

The condensed financial information of Myers which is reflected in the Company’s condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$-	$7,164
Contracts receivable, including retainage	10,943	2,866
Other current assets	8,185	1,214
Total current assets	19,128	11,244
Property and equipment, net	5,898	3,041
Other assets, net	5	-
Goodwill	1,501	1,501
Total assets	$26,532	$15,786
Liabilities:
Current liabilities:
Accounts payable	$8,080	$4,627
Other current liabilities	11,283	6,283
Total liabilities	$19,363	$10,910

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$23,240	$39,972	$59,377	$63,542
Operating income	1,772	1,917	3,130	2,519
Net income attributable to Sterling common stockholders	575	621	1,016	813

12.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive stock options and restricted stock using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Sterling common stockholders	$(189)	$990	$(21,792)	$(3,223)
Revaluation of the of noncontrolling interest obligations reflected in retained earnings or additional paid in capital, net of tax	(766)	(762)	(1,100)	(1,239)
	$(955)	$228	$(22,892)	$(4,462)
Denominator:
Weighted average common shares outstanding — basic	16,652	16,405	16,626	16,362
Shares for dilutive stock options and warrants	-	99	-	-
Weighted average common shares outstanding and assumed conversions— diluted	16,652	16,504	16,626	16,362
Basic net income (loss) per share attributable to Sterling common stockholders	$(0.06)	$0.01	$(1.38)	$(0.27)
Diluted net income (loss) per share attributable to Sterling common stockholders	$(0.06)	$0.01	$(1.38)	$(0.27)

There were no weighted average options outstanding during the three and nine months ended September 30, 2013, and 2,800 in the three and nine months ended September 30, 2012, which were considered antidilutive as the option exercise price exceeded the average share market price and were, therefore, excluded from the denominator used for computing diluted loss per share attributable to Sterling common stockholders.  In addition, and in accordance with the treasury stock method, 63,457 and 113,913 shares of stock options and restricted stock were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013, respectively, and 119,673 for the nine months ended September 30, 2012, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

13.	Covenant Compliance

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

At the end of the second quarter, the Company was not in compliance with the leverage ratio financial covenant.  On August 8, 2013, the Company obtained a Waiver and Third Amendment to Credit Agreement (“the Amended Credit Agreement”) with its lender which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement through March 31, 2014.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points effective June 30, 2013.  During the third quarter of 2013, the Company was in compliance with all of its financial covenants, and the Company believes that it will be able to maintain compliance with all covenants under the Amended Credit Agreement through at least September 30, 2014.

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

Overview

Sterling is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii and other states where there are construction opportunities.  Its transportation infrastructure projects include highways, roads, bridges and light rail and its water infrastructure projects include water, wastewater and storm drainage systems.  Sterling performs the majority of the work required by its contracts with its own crews and equipment.

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

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended September 30, 2013 and “Prior Quarter” refers to the three month period ended September 30, 2012, “Current Period” refers to the nine month period ended September 30, 2013 and “Prior Period” refers to the nine month period ended September 30, 2012.

Financial Results for the Current Quarter, Operational Issues and Outlook for 2013 Financial Results

In the Current Quarter and Current Period, the Company had an operating income of $1.5 million and operating loss of $32.6 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $1.7 million and a loss before income taxes and earning attributable to noncontrolling interest owners of $31.5 million, respectively, net loss attributable to Sterling common stockholders of $0.2 million and $21.8 million, respectively, and net loss per diluted share attributable to Sterling common stockholders of $0.06 and $1.38, respectively.

Revenues for the Current Quarter and the Current Period decreased 9.4% and 8.9% from the Prior Quarter and Prior Period, respectively, primarily as the result of the completion of large projects in Utah during 2012.  Our overall margins continued to be adversely affected by production issues on our construction projects resulting in a gross margin deficit of 1.6% in the Current Period compared to a 6.6% gross margin in the Prior Period.  Gross margins for the Current Quarter were also affected by these issues as margins decreased to 4.5% from 6.9% in the Prior Quarter.  However, margins are much improved for the Current Quarter as compared to the quarter ended June 30, 2013 increasing to a 4.5% gross margin from a 12.5% gross margin deficit.  The increase in gross margin during this period is attributed to increased focus and efforts to mitigate losses and improve profitability on legacy projects, which are those booked prior to 2012 but which are still having a negative impact on 2013 profitability.

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

For 2013, we estimate that the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012 as a result of production issues primarily related to legacy projects.  These projects were bid during highly competitive periods where lower infrastructure capital expenditures by federal and state governments were prominent.  However, in line with the enacted government spending mentioned above, we are seeing some improvement in margins on projects awarded in the first nine months of 2013, and expect this to result in improved 2014 margins. With industry spending improvements and increased margins available on projects, we believe that we will continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2012 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at September 30, 2013

At September 30, 2013, our backlog of construction projects was $694 million, as compared to $656 million at December 31, 2012. Our Company was awarded $165 million of new contracts during the three months ended September 30, 2013 compared to $158 million of new contracts during the three months ended September 30, 2012, excluding contracts acquired (refer to Note 9).  Our contracts are typically completed in 12 to 36 months.  At September 30, 2013, there was approximately $120 million excluded from our consolidated backlog for which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $38 million attributable to our share of estimated revenues related to joint ventures for which we are a noncontrolling joint venture partner. Based on our current estimates, the gross margin in our backlog is lower than the gross margin of 7.5% realized in 2012; however, we are seeing some improvement in margins on projects awarded in 2013, and expect this to result in improved results in 2014.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013		2012	% Change

Revenues	$185,935	$205,283	(9.4)%	$430,320		$472,418	(8.9)%
Gross profit (loss)	$8,359	$14,169	(41.0)	$(6,891)		$31,202	NM
General and administrative expenses	(8,176)	(10,259)	(20.3)	(27,273)		(26,369)	3.4
Other operating income, net	1,340	261	NM	1,599		3,017	(47.0)
Operating income (loss)	1,523	4,171	(63.5)	(32,565)		7,850	NM
Gains on the sale of securities and other	163	617	(73.6)	838		1,700	(50.7)
Interest income	335	287	16.7	871		1,214	(28.3)
Interest expense	(306)	(159)	92.5	(614)		(978)	(37.2)
Income (loss) before taxes and earnings attributable to noncontrolling interests a	1,715	4,916	(65.1)	(31,470)		9,786	NM
Income tax (expense) benefit	380	(847)	NM	12,928		2,146	NM
Net income (loss)	2,095	4,069	(48.5)	(18,542)		11,932	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(2,284)	(3,079)	(25.8)	(3,250)		(15,155)	(78.6)
Net income (loss) attributable to Sterling common stockholders	$(189)	$990	NM	$(21,792)		$(3,223)	NM
Gross margin (deficit)	4.5%	6.9%	(34.8)	(1.6	) %	6.6%	NM
Operating margin (deficit)	0.8%	2.0%	(60.0)	(7.6	) %	1.7%	NM

NM – Not meaningful.

	Amount as of
	September 30, 2013	June 30, 2013	December 31, 2012
Contract Backlog, end of period	$694,000	$714,000	$656,000

Revenues

Revenues decreased $19.3 million, or 9.4%, in the Current Quarter compared with the Prior Quarter and decreased $42.1 million, or 8.9%, for the Current Period compared with the Prior Period.  The decrease in both periods is primarily attributable to the completion of large projects in Utah in 2012.

Gross Profit

Gross profit decreased $5.8 million for the Current Quarter compared with the Prior Quarter and $38.1 million for the Current Period compared with the Prior Period.  Gross margins declined to 4.5% in the Current Quarter from 6.9% in the Prior Quarter and to a gross deficit of 1.6% in the Current Period from a gross margin of 6.6% in the Prior Period.  The Current Quarter and Current Period were impacted by downward revisions of estimated revenues and gross profit on construction projects, primarily in Arizona and Texas.  The revisions during the Current Quarter were lower compared to past quarters and resulted in a positive gross margin.

At September 30, 2013 and 2012, we had 111 contracts-in-progress which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to differences among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses as a percentage of revenues for the Current Period increased to 6.3% compared with 5.6% in the Prior Period.  This increase included expenses for an expanded information systems team which was hired in the fourth quarter of 2012 as well as an increase in certain employee benefit costs.  The information systems team is expected to generate benefits by upgrading our information systems infrastructure, improving measurement, and focusing on process improvements that will offset their costs in the long-term.  Additionally, during the Current Quarter and Current Period, there have been costs related to operational and financial process improvements that the Company believes are non-recurring.  General and administrative expenses as a percentage of revenues decreased to 4.4% in the Current Quarter compared with 5.0% in the Prior Quarter due to one-time hiring bonus and retirement payments for executive management in the Prior Quarter.

Income taxes

Our effective income tax rates for the Current Quarter and Prior Quarter were 22.2% and 17.2%, respectively, and for the Current Period and Prior Period were 41.1% and (21.9)%, respectively.  The effective income tax rates varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state taxes and non-taxable interest income.  During the Current Period, charges from revision to estimated profitability on construction projects have resulted in a net operating loss and a large deferred tax benefit.  The Company expects this deferred tax benefit to be deductible in future years as a result of expected future income.  The Prior Period rate of (21.9)% primarily reflects the impact of $2.4 million related to the $6.7 million increase in the net income attributable to RLW’s noncontrolling interests for the amendment effective January 1, 2012.  Excluding the amounts related to noncontrolling interests, the rate would have been 30.1% for the Prior Period.

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

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(11,838)	$5,046
Capital expenditures	(11,333)	(27,818)
Proceeds from sales of property and equipment, net of gain	4,517	11,915
Net sales (purchases) of short-term securities	27,291	(7,514)
Net drawdown (repayment) on the Credit Facility	(3,578)	10,000
Distributions to noncontrolling interest owners	(3,244)	(6,589)
Other	57	(377)
Total	$1,872	$(15,337)

	Amount as of
	September 30, 2013	December 31, 2012
Cash and cash equivalents	$5,014	$3,142
Working capital	$54,046	$87,484

Operating Activities

Significant non-cash items included in operating activities are:

•	depreciation and amortization was comparable between the Current and Prior Periods; and
•
deferred tax benefit of $10.2 million in the Current Period is primarily attributable to the impact of the Current Period charges from revisions to estimated profitability on construction projects which have resulted in a net operating loss; deferred tax benefit of $1.6 million in the Prior Period is primarily the result of the impact of the additional earnings to noncontrolling interest owners of $6.7 million discussed in Note 9.

Besides the net loss in the Current and Prior Periods, and the non-cash items discussed above, other significant components of cash flows from operations (which exclude the impact of changes attributable to the net assets of acquired companies) were:

•
contracts receivable increased by $19.8 million in the Current Period and increased $45.6 million in the Prior Period while the difference between billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings increased by $1.3 million in the Current Period and $7.1 million in the Prior Period;

•
the increase in income tax receivable of $2.7 million in the Current Period and $1.4 million for the Prior Period which is the result of the estimated benefit from the tax net operating loss forecasted for 2013 and 2012, respectively;

•	accounts payable increased by $31.3 million in the Current Period and $25.7 million in the Prior Period; and
•	accrued compensation and other liabilities increased by $3.9 million in the Current Period and $4.9 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet for the Current Period and Prior Period totaled $11.3 million and $27.8 million, respectively.  Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $4.5 million and $11.9 million, respectively, with an associated net gain for the Current and Prior Period of $765,000 and $3.0 million, respectively.  The level of expenditures in the Current Period decreased by $16.5 million from the Prior Period as a result of higher than normal expenditures in 2012.  For the year ended December 31, 2012, capital expenditures totaled $37.4 million while proceeds from the sale of property and equipment totaled $12.5 million. Management expects capital expenditures in 2013 to be lower than 2012 as the Company made a higher than normal investment in capital equipment in 2012.

During the Current Period, the Company had net sales of short-term securities of $27.3 million as compared to net purchase of short-term securities of $7.5 million in the Prior Period.  The net sales in the Current Period were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Period consisted of a net repayment of $3.6 million to the Credit Facility with distributions of $3.2 million to noncontrolling interest owners.  Financing activities in the Prior Period reflected a drawdown of $10.0 million on the Credit Facility and distributions to noncontrolling interest owners of $6.6 million.

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

Some of these fluctuations can be significant.  As of September 30, 2013, we had working capital of $54.0 million, a decrease of $33.4 million over December 31, 2012. The decrease in working capital of $33.4 million in the Current Period was the result of the following (amounts in thousands):

Net loss	$(18,542)
Current portion of obligation to noncontrolling interest owners	2,363
Depreciation and amortization	14,020
Deferred tax benefit	(10,174)
Capital expenditures	(11,333)
Proceeds from sales of property and equipment, net of gain	3,752
Net repayment on the Credit Facility	(3,578)
Distributions to noncontrolling interest owners	(3,244)
Other	(6,702)
Total decrease in working capital	$(33,438)

In addition to our available cash and cash equivalents, short-term investments and cash provided by operations, as needed we use borrowings under our $50.0 million Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  The Credit Facility has a maturity date of September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants and amendment discussed below, up to $50 million in borrowings and letters of credit are available under the Amended Credit Facility with, under certain circumstances, an optional increase of $50 million. Borrowings under the Amended Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2013, there was $20.4 million in borrowings outstanding under the Credit Facility; however, there was a letter of credit of $2.0 million outstanding which reduced availability under the Credit Facility to $27.6 million.

Average borrowings under the Credit Facility for the Current Quarter were $28.1 million and the largest amount of borrowings under the Credit Facility was $37.4 million on July 12, 2013.  Average borrowings under the Credit Facility for the fiscal year 2012 were $1.1 million, and the largest amount of borrowings under the Credit Facility was $24.0 million on December 31, 2012.

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

At the end of the second quarter, the Company was not in compliance with the leverage ratio financial covenant.  On August 8, 2013, the Company obtained a Waiver and Third Amendment to Credit Agreement (“the Amended Credit Agreement”) with its lender which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement through March 31, 2014.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points effective June 30, 2013.  During the third quarter of 2013, the Company was in compliance with all of its financial covenants, and the Company believes that it will be able to maintain compliance with all covenants under the Amended Credit Agreement through at least September 30, 2014.

Management believes that the Company has sufficient liquid financial resources, including the unused portion of its Amended Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements, and the Company expects no material adverse change in its liquidity. Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2012 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of September 30, 2013, we had diesel futures contracts for 1.4 million gallons with fixed prices at an average of $2.86 per gallon.  This compares to the September 30, 2013 price for off-road ultra-low sulfur diesel published by Platts of $2.92.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At September 30, 2013, there was approximately $124.7 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $38.2 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2013, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the 2012 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Amended Credit Facility bears interest at floating rates.  The average borrowings under this facility during the Current Quarter were $28.1 million.  Based on our expected levels of borrowings for 2013, a change in our interest rate may have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at September 30, 2013:

		Price Per Gallon		Remaining Volume (gallons)	Fair Value of Derivatives at September 30, 2013 (amounts in thousands)
Beginning	Ending	Range	Weighted Average
October 1, 2013	December 31, 2013	$2.80 – 3.21	$2.91	310,000	$2
January 1, 2014	December 31, 2014	$2.79 – 2.93	$2.85	960,000	8
January 1, 2015	August 31, 2015	$2.75 – 2.79	$2.77	100,000	(1)
					$9

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright
31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer
95.1*	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	November 8, 2013	By:	/s/ Peter E. MacKenna
Peter E. MacKenna
President and Chief Executive Officer

Date:	November 8, 2013	By:	/s/ Thomas R. Wright
Thomas R. Wright
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2013
Exhibit Index

Exhibit No.	Description

10.1*	Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright

31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer.

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________
*	Filed herewith.