Form 10-K
period 2013-12-31
STERLING CONSTRUCTION CO INC
filed 2014-03-17
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2013
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________to ________________________________
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
[√] ] Yes  [  ] No
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2013: $139,688,910.

At March 7, 2014, the registrant had 16,670,372 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2014 are incorporated by reference into Part III of this Form 10-K.

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

 Item 1. Business.

Overview of the Company’s Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation.  Our principal executive offices are located at 20810 Fernbush Lane, Houston, Texas 77073, and our telephone number at this address is (281) 821-9091. We anticipate moving our principal executive offices a short distance to 1800 Hughes Landing Boulevard suite 250, The Woodlands, Texas during the second quarter of 2014. Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: Texas Sterling Construction Co., a Delaware corporation, or “TSC”; Road and Highway Builders, LLC, a Nevada limited liability company, or “RHB”; Road and Highway Builders of California, Inc., a California corporation, or “RHBCa”; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; and Myers & Sons Construction, L.P., a California limited partnership, or “Myers”.  The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

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

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment, one operating segment and one reporting unit component: heavy civil construction.  In making this determination, we considered that each project has similar characteristics, includes similar services and similar types of customers and is subject to similar regulatory and economic environments. We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. These acquisitions also extended Sterling’s service profiles.

Recent Developments.

Financial Results for 2013, Operational Issues and Outlook for 2014 Financial Results.

Sterling is moving past a difficult period for our Texas operations. In 2013, the Company had an operating loss of $69.6 million and net loss attributable to Sterling common stockholders of $73.9 million. Our gross margins have decreased to (5.4)% in 2013 from 7.5% and 7.9% in 2012 and 2011, respectively. In 2013, our gross margins continued to be adversely impacted by downward revisions to estimated profitability on projects primarily awarded before 2012.

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

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, we continue to implement the following changes in order to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen the internal control environment:

•	We continue to change roles and responsibilities to improve functional support and controls when needed.

•	We continue to develop management tools designed to improve the estimating process and increase the oversight of that process where needed and continue to refine existing tools.

•	We continue to implement processes designed to better identify, evaluate and quantify risks for individual projects where needed and continue to refine existing process.

•	We continue to improve the methodologies for allocating overhead, indirect costs and equipment costs to individual projects in order to provide more accurate job cost and future bidding estimates.

•	We continue to improve the timeliness and content of reporting available to operations management.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations. Federal and state legislation related to infrastructure spending has been slow to pass due to the partisan standoffs in Congress. However, in July 2012, the federal government enacted the Moving Ahead for Progress in the 21st Century (“MAP-21”) legislation: a two-year, $105 billion reauthorization of the federal surface transportation program. While we believe that a longer term bill is needed, the new bill does alleviate some of the uncertainty which has adversely affected the levels of transportation and water infrastructure capital expenditures in our markets, reduced opportunities to replace backlog at reasonable margins and increased competition for new projects.

We are cautiously optimistic that the improvements discussed above will result in the mid-to-high single-digit gross margin percentage range in 2014. In addition, we expect to diversify our book of projects to relieve the continued pressure on our gross margins related to new contract awards from state and federal authorities.

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

Our Markets, Customers and Competition.

Currently all our operations are performed within the United States. As such, we rely heavily on federal and state infrastructure spending. Actual appropriations by the U.S. Department of Transportation (“U.S.DOT”) were $41.8 billion for federal highway financial assistance to the states for 2012. Additionally, U.S.DOT had a continuing resolution to spend amounts similar to the spending in 2012 for the fiscal year ended September 30, 2013 which was annualized to be $40.4 billion and has requested authority to spend $41.0 billion in fiscal 2014 for highways and bridges.

Within the United States, our principal markets are in Texas, Utah, Nevada, Arizona, California and Hawaii, states that management believes benefit from both positive long-term demographic trends as well as an historical commitment to funding transportation and water infrastructure projects. Currently, the Company also has highway construction contracts in Montana, Idaho and Louisiana. According to the 2010 U.S. Census Bureau Information, Texas, Utah, Nevada, Arizona, California and Hawaii are expected to experience population increases of 32.5%, 26.1%, 58.6%, 67.6%, 24.7 and 7.7%, respectively, during the twenty year period between 2010 and 2030. While the near-term funding available for infrastructure spending in these markets is currently limited, management anticipates that long-term population growth and increased spending for infrastructure in these markets will positively affect business opportunities over the coming years.

In Texas, our customers include Texas Department of Transportation (“TxDOT”), Texas county and municipal public works departments, regional transit and water authorities, port authorities, school districts, municipal utility districts and the U.S. Corps of Engineers. TxDOT contract awards (“lettings”) for transportation construction projects are estimated to be $5.3 billion in 2014 and $6.3 billion in 2015.

Additionally, in Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities; however, such spending could be limited by federal, state and local funding limitations.

Texas’ approximately 306,000 miles of roadway is in need of repair and the shale oil traffic has placed an additional burden on the transportation system. An amendment will be placed on the November 2014 ballot that will propose utilization of $2 billion from the Texas Economic Stabilization Fund (Rainy Day Fund) for these growing transportation needs. In the November 2013 election, Texans voted in favor of infrastructure spending by passing a water bill. The Proposition 6 water initiative had widespread support in the legislature and 73 percent voted in favor of the amendment. Proposition 6 provides $2 billion from the Rainy Day Fund for low-interest loans to help fund projects in the State Water Plan for the next 50 years.

In Utah, our public sector customers include the Utah Department of Transportation (“UDOT”) and the Utah Transit Authority. Spending for highway and bridge construction in Utah was $1.1 billion in 2013, and $927 million has been authorized for 2014. The details of the capital spending budget for 2015 have not been released; however the Utah Governor’s recommendation for total capital spending in 2015 is approximately $695 million.  In Utah, we have been competitive, in part, because of successful marketing efforts, design-build and CM/GC capabilities and development of innovative methods for completing projects. Competition for design-build projects is not totally focused on cost factors but is also significantly dependent on successful marketing efforts, reputation, quality of designs and aesthetics. We believe that we were one of the first construction companies to utilize ABC technology to build bridges offsite, move them to their location, and complete their installation in a very short period of time in order to minimize mobility disruptions.

In Nevada, we believe that we are a leading asphalt paving contractor on suburban and rural highway projects.  Our primary public sector customer is the Nevada Department of Transportation (“NDOT”). Nevada’s budget for construction of roadways and facilities is estimated to be $367 million in 2014 and 2015 compared with expenditures of $342 million in 2013.

In Arizona, our principal customers are the Arizona Department of Transportation (“ADOT”) and municipal airport authorities. Arizona’s expenditures for transportation construction were $1.6 billion in 2013, while such expenditures are estimated to be $1.6 billion in 2014 and 2015.

In California, our principal customer is the California Department of Transportation (“Caltrans”).  California’s transportation capital outlays and local assistance were $6.6 billion in 2013, while such expenditures are estimated to be $7.3 billion in 2014 and $3.6 billion in 2015.  A substantial portion of the change between 2014 and 2015 is due to a reduction in expected special and selected highway funds.

In Hawaii, our principal customers are the City of Honolulu and the Hawaii Department of Transportation (“HDOT”).  Hawaii’s expenditures for transportation construction were $151 million in 2013, while expenditures for 2014 and 2015 are estimated to be $311 million and $374 million, respectively.

The majority of our contracts pertain to state highway and related bridge work.  In 2013, state highway and related bridge work accounted for 62% of our consolidated revenues compared with 61% and 65% in 2012 and 2011, respectively.

In 2013, contracts with UDOT and Caltrans represented 9.1% and 16.6% of our consolidated revenues, respectively.

In the past, we have also completed the construction of certain infrastructure for new light rail systems in Houston, Dallas and Galveston, Texas, and in Salt Lake City, Utah. We anticipate that expenditures in the cities of Houston and San Antonio for road, rail and water infrastructure projects will continue to increase due to steady gains in population in these metropolitan areas as a result of the migration of new residents and the annexation of surrounding communities and due to continuing programs in these metropolitan areas to expand storm water and flood control systems and water delivery systems. We believe that similar municipal civil construction opportunities are available in other municipalities in our major markets. We provide services to our municipal customers principally pursuant to contracts awarded through competitive bidding processes.

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

Based on publicly available information on awarded construction projects, we believe that we are one of the larger participants in each of our Texas, Utah, Nevada, Arizona, California and Hawaii markets. Because we own and maintain most of the equipment required for our contracts and have the key experienced workforce to handle many types of heavy civil construction, we are able to bid competitively on many categories of contracts, especially complex, multi-task projects. In the state highway markets, most of our competitors are large international, national and regional contractors, and individual contracts tend to be larger and require more specialized skills than those in the municipal markets. Some of these competitors have the advantage of being more vertically-integrated, or they specialize in certain types of projects such as construction over water.

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

Backlog.

Backlog is the revenue we expect to earn in future periods on our construction projects. In prior periods we generally added the anticipated revenue value of each new project to our backlog when management reasonably determined that we would be awarded the contract and there were no known impediments to being awarded the contract. However, due to the operating environment of our California subsidiaries in which low bid awards are at times contested, management has revised the definition of backlog to exclude low bid awards not officially awarded. The new definition of backlog applies whenever backlog is mentioned throughout this document, and we have updated prior period backlog information to conform to our current definition. As the construction on our projects progresses, we increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2013, our backlog was $687 million.

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

As a condition to pursuing some contracts, we are required to complete a prequalification process with the applicable agency or customer. Some customers, such as state departments of transportation, require yearly prequalification, and some other customers have experience requirements specific to the contract. The prequalification process generally limits bidders to those companies with the operational experience and financial capability to effectively complete the particular contract in accordance with the plans, specifications and construction schedule.

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

The estimating process for our traditional fixed unit price competitive bid contracts typically involves three phases. Initially, we consider the level of anticipated competition and our available resources for the prospective project. If we then decide to continue considering a project, we undertake the second phase of the contract process and spend several weeks performing a detailed review of the plans and specifications, summarizing the various types of work involved and related estimated quantities, determining the contract duration and schedule and highlighting the unique and riskier aspects of the contract. Concurrent with this process, we estimate the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the contract on time and in accordance with the plans and specifications. Substantially all of our estimates are made on a per-unit basis for each line item, and it is not unusual for an estimate to contain over 300 line items. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. This profit amount will vary according to management’s perception of the degree of difficulty of the contract, the current competitive climate and the size, availability of resources and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues, and risks, can be understood and addressed generally on a timely basis.

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

Employees.

As of December 31, 2013, the Company had approximately 1,655 employees, including 1,392 field personnel. Of our 1,392 field employees, 210 were union members in Nevada, Arizona, California and Hawaii, and these union employees are represented by 8 unions.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a permanent basis; however, as is typical in the construction industry, we experience a high degree of turnover as a result of construction projects being completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

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

Our revenue has grown rapidly in recent years, in part through acquisitions that expanded our geographical footprint. We may be unable to sustain these recent revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses.  See “Recent Developments ― Financial Results for 2013, Operational Issues and Outlook for 2014 Financial Results” above for further discussion of the impact on our financial results.

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

See “Business−Our Markets, Customers and Competition” above for a more detailed discussion of our markets and their funding sources.

We operate in Texas, Utah, Nevada, Arizona, California, Hawaii and to a lesser extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. The stagnant or depressed economy, to varying degrees, in Texas, Utah, Nevada, Arizona, California and Hawaii have adversely affected, and could continue to adversely effect, our business and results of operations.

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

We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts, except in Nevada where we source and produce some of the aggregates we use from quarries in which we have mining rights. We do not own or operate any quarries in Texas, Utah, Arizona, California, or Hawaii. We normally do not bid on contracts unless we have commitments from suppliers for the materials and subcontractors for certain of the services required to complete the contract and at prices that we have included in our bid, except for some construction projects in Nevada where we use aggregates from  quarries in which we have mining rights. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and subcontractors for certain of the services, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials/services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

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

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to hurricanes along the U.S. Gulf of Mexico coastal areas can result in our inability to perform work on all Houston-area contracts for several days. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat can prevent us from performing certain types of operations.  During the late fall to the early spring months of each year, our work on construction projects in Nevada and Utah may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2013, approximately 9% of our revenue was generated from UDOT and approximately 17% was generated by Caltrans. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are Caltrans, TxDOT, North Texas Tollway Authority (“NTTA”), City of Honolulu and San Jacinto River Authority which comprised 30.6%, 11.8%, 8.8%, 5.7% and 4.7% of our backlog at December 31, 2013, respectively. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

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

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology (IT) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

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

We had approximately $54.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2013. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock.  If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual review of our goodwill to determine if it has become impaired.  On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing.  Write downs of goodwill may be substantial.  For example, in 2011, our annual review indicated that goodwill was impaired, and as a result we recorded a charge of $67.0 million representing approximately 55% of the $121 million of recorded goodwill prior to the write down.  As a result, the Company incurred a significant loss for 2011 and equity declined by $41.8 million.  If we were required to write down all or a significant part of our goodwill in future periods our net earnings and equity could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own our headquarters office building in Houston, Texas, which houses our principal executive offices along with TSC’s executive management. The building is located on a seven-acre parcel of land on which the TSC Houston division’s equipment repair center is also located. We also own land, have repair facilities and have recently constructed offices in San Antonio and Dallas.

We have leased office space in The Woodlands, Texas, a short distance away from our current headquarters, and anticipate moving our principal executive offices to this location during the second quarter of 2014. The move will consist of our corporate executive positions and certain other corporate management and staff positions.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW – Refer to Note 18 (references to “Note” or “Notes” are to the Notes to consolidated financial statements for the year ended December 31, 2013, included in this document).

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

For our Arizona, California and Hawaii operations, we lease office space in Tempe, Sacramento and Honolulu, respectively.

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

(At March 1, 2014)

The following is a list of the Company's four executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Peter MacKenna (1)	51	President & Chief Executive Officer	2012
Thomas R. Wright	50	Executive Vice President & Chief Financial Officer, Treasurer	2013
Brian R. Manning	47	Executive Vice President & Chief Business Development Officer	2010
Roger M. Barzun	72	Senior Vice President & General Counsel, Secretary	2006
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

Mr. Wright was elected Executive Vice President & Chief Financial Officer and Treasurer effective September 25, 2013.  From February 2011 until he joined the Company, Mr. Wright was Chief Financial Officer of Toronto-based St Marys/CBM.  St Marys is a leading North American cement and concrete company with approximately $900 million in sales and 2,500 employees.  Prior to that, from April 2006 to September 2010, he was with Bogart Longyear Company, a $2 billion global drilling services and products manufacturing company, initially as Vice President, Finance, Global Products and Manufacturing, and subsequently as Vice President, Financial Planning and Analysis, Mergers and Acquisitions, Investor Relations, Strategic Planning, and Corporate Communications.

Mr. Manning has been an officer of the Company's Texas Sterling Construction Co. subsidiary for more than the last five years.  In March 2006, he was also elected Vice President Business Development of the Company, and in September 2010 he was elected Executive Vice President & Chief Business Development Officer of the Company.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other companies from time to time on a part-time basis.  He is a member of the bar of New York and Massachusetts.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”).  The table below shows the market high and low closing sales prices of the common stock for 2012 and 2013 by quarter.

	High	Low
Year Ended December 31, 2012
First Quarter	$12.30	$8.98
Second Quarter	10.22	8.75
Third Quarter	10.80	9.64
Fourth Quarter	10.00	7.81
Year Ended December 31, 2013
First Quarter	$11.78	$9.80
Second Quarter	10.97	8.91
Third Quarter	10.50	9.13
Fourth Quarter	12.17	8.67

On February 28, 2014, there were 1,012 holders of record of our common stock.

Dividend Policy.

We have never paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends.  Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company’s “Credit Facility” – the credit facility entered into October 31, 2007 with Comerica Bank), business prospects and other factors that our Board of Directors considers relevant.

Performance Graph.

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as civil construction.  Both indices are published in The Wall Street Journal.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2008 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2008 ($)	December 2009 ($)	December 2010 ($)	December 2011 ($)	December 2012 ($)	December 2013 ($)
Sterling Construction Company, Inc.	100.00	103.29	70.37	58.12	53.64	63.30
Dow Jones US Total Return	100.00	128.79	150.24	152.26	177.11	235.51
Dow Jones US Heavy Construction	100.00	114.31	146.77	121.00	146.93	192.89

Issuer Purchases of Equity Securities.

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock.  In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million.  The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors.  There were no repurchases of shares during the twelve months ended December 31, 2013.

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2013	2012	2011	2010	2009
Revenues	$556,236	$630,507	$501,156	$459,893	$390,847
Income (loss) before income taxes and earnings attributable to noncontrolling interests	$(68,804)	$17,133	$(51,716)	$36,494	$37,795
Income tax benefit (expense)	(1,222)	579	17,012	(10,270)	(12,267)
Net income (loss)	(70,026)	17,712	(34,704)	26,224	25,528
Noncontrolling owners’ interests in earnings of subsidiaries	(3,903)	(18,009)	(1,196)	(7,137)	(1,824)
Net income (loss) attributable to Sterling common stockholders	$(73,929)	$(297)	$(35,900)	$19,087	$23,704

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(4.91)	$(0.26)	$(2.24)	$1.15	$1.77
Diluted	$(4.91)	$(0.26)	$(2.24)	$1.13	$1.71

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,635	16,421	16,396	16,195	13,359
Diluted	16,635	16,421	16,396	16,563	13,856
Cash dividends declared	$-	$-	$-	$-	$-
Balance sheet:
Total assets	$273,018	$331,510	$303,831	$367,131	$385,741
Long-term debt	$8,331	$24,201	$263	$336	$40,409
Equity attributable to Sterling common stockholders	$128,893	$210,148	$213,311	$250,429	$230,766
Book value per share of outstanding common stock attributable to Sterling common stockholders	$7.74	$12.74	$13.07	$15.21	$14.35
Shares outstanding	16,658	16,495	16,321	16,468	16,082

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

We are a company that operates in one segment, heavy civil construction, through our subsidiaries, and which specializes in the building, reconstruction and repair of transportation and water infrastructure in Texas, Utah, Nevada, Arizona, California, Hawaii and other states where we see opportunities.  We have strategically expanded our operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market. On August 1, 2011, we expanded our operations into Arizona and California with the acquisitions of JBC and Myers.

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

Our significant accounting policies are described in Note 1, and conform to the Financial Accounting Standards Board’s Accounting Standards Codification (or GAAP or ASC).

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

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.  Results for 2012 and 2011 were adversely affected by revisions to estimated profitability on a number of construction projects. See “Recent Developments ― Financial Results for 2013, Operational Issues and Outlook for 2014 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012” for further discussion of the impact on our financial results.

Contracts Receivable, Including Retainage

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2013 and 2012, contracts receivable included $18.3 million and $18.1 million of retainage, respectively, which is being withheld by customers until completion of the contracts. All other contracts receivable include only balances approved for payment by the customer.

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

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet.  At December 2013 and 2012, there was $7.8 million and $4.6 million recorded, respectively.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating income.”  There was no bad debt expense recorded in 2012 or 2011.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2013 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

Valuation of Long-Lived Assets.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. Goodwill must be reviewed for impairment at least annually, and we completed our most recent annual impairment review for historical goodwill during the fourth quarter of 2013.  It indicated that there was no impairment in goodwill.  Note 8 to the consolidated financial statements discusses the two valuation approaches used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment.  These valuation approaches are impacted by a number of factors but the key ones are the Company’s stock price, the estimated control premium and the estimated forecasted cash flows.  The valuation approaches contain uncertainty regarding the estimates used. One of the largest uncertainties relates to government and state spending which management expects to increase in the next few years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows. These are discussed in a number of places including “Item 1A. Risk Factors.” We determined that the fair value of the Company’s equity was approximately 12% above the carrying value of the Company’s equity, and therefore a modest change in estimated forecasted cash flows, or other key factors discussed above, could result in an impairment of goodwill. In 2011, we determined that there was an impairment in goodwill of $67.0 million, which has been recognized as a charge in 2011. At December 31, 2013, we had goodwill with a remaining carrying amount of approximately $54.8 million.

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

Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate.

If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Segment Reporting.

We operate in one segment and have only one reportable segment and one reporting unit component: heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

The Company noted that even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under Accounting Standards Codification 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

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

While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our CODM or our office management based on local office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed unit or negotiated lump sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

Results of Operations.

Backlog at December 31, 2013

At December 31, 2013, our backlog of construction projects was $687 million, as compared to $656 million at December 31, 2012.  Our contracts are typically completed in 12 to 36 months.  At December 31, 2013, there was approximately $123 million excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $31 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner. As discussed further in “Item 1. Business―Recent Developments―Financial Results for 2013, Operational Issues and Outlook for 2014 Financial Results,” based on our current estimates, we are cautiously optimistic that the improvements made to our processes, along with the final significant write-downs on jobs awarded before 2012 which are still negatively impacting profitability, will result in the mid-to-high single-digit gross margin percentage range in 2014.

We expect that our markets will ultimately recover from the conditions discussed in “Item 1. Business” and that our backlog, revenues, gross margins, net income and earnings per share will grow and return to levels more consistent with historical rates of return. However, we cannot predict the timing of such a return to historical normalcy in our markets. We believe that the Company is in sound financial condition and has the resources and management experience to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.  See “Item 1. Business — Our Markets, Customers and Competition” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012

	2013	2012	% Change
	(Dollar amounts in thousands)
Revenues	$556,236	$630,507	(11.8)%
Gross profit (loss)	$(29,944)	$47,472	NM
General and administrative expenses	(40,951)	(35,187)	16.4
Unusual items	-	(511)	NM
Other income	1,306	3,205	(59.3)
Operating income (loss)	(69,589)	14,979	NM
Gains on sale of short-term investments	522	1,797	(71.0)
Interest income	879	1,301	(32.4)
Interest expense	(616)	(944)	(34.7)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(68,804)	17,133	NM
Income tax (expense) benefit	(1,222)	579	NM
Net income (loss)	(70,026)	17,712	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(3,903)	(18,009)	(78.3)
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	NM

Gross margin (deficit)	(5.4)%	7.5%	NM
Operating margin (deficit)	(12.5)%	2.4%	NM
Contract backlog, end of year	$687,000	$656,000	4.7

NM – Not meaningful.

Revenues.

Revenues for 2013 decreased 11.8% compared with prior year. This decrease is primarily attributable to the completion of large projects in Utah and to a lesser extent the completion of significant projects in Arizona. As noted in 2012, a large part of our revenue in Utah related to our share of the results from a construction joint venture in which we were a minority participant. This project was substantially completed in the prior year. The revenues generated in our other markets were similar to the revenues generated in the prior year.

Gross Profit.

Gross profit decreased $77.4 million for 2013 compared with the prior year. Gross margin declined to (5.4)% in 2013 from 7.5% in 2012 due to net downward revisions of estimated revenues and gross margins on construction projects in Texas and Arizona. The majority of the write-downs related to three large projects awarded prior to 2012 in Texas, which continued to have a negative impact on profitability.

While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in 2013 were:

•     conditions or contract requirements that differed from those assumed in the original bid or contract;
•     lower than expected productivity levels; and
•     delays in quickly identifying and taking measures to address issues which arose during production.

At December 31, 2013, we had approximately 102 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses.

General and administrative expenses as a percentage of revenues for 2013 increased to 7.4% from 5.7% in 2012. This increase included expenses for an expanded information systems team which was hired in the fourth quarter of 2012 as well as an increase in certain employee benefit costs. The information systems team is expected to generate benefits by upgrading our information systems infrastructure, improving measurement, and focusing on process improvements that will offset their costs in the long-term. Additionally, during the year, there have been costs related to operational and financial process improvements that the Company believes are non-recurring.

Income taxes.

Our effective income tax rates for 2013 and 2012 were (1.8)% and (3.4)%, respectively. Our effective income tax rate varied from the statutory rate in 2013 primarily as a result of our deferred tax asset valuation allowance. In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. The cumulative three-year period loss that occurred in the fourth quarter of 2013 was the result of the significant write-downs recorded during the quarter which significantly increased our deferred tax assets. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $28.2 million has been recorded on our net deferred tax assets including federal and state net operating losses as they are not likely to be realized based on the objective negative evidence. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth. In 2012, our effective tax rate was impacted by net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling.

Net income attributable to noncontrolling interests.

The decrease in net income attributable to noncontrolling interest owner in 2013 compared with 2012 is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW. The Company purchased the remaining 20% interest in RLW on December 31, 2012 which has resulted in lower net income attributable to noncontrolling interest owners during 2013.  Additionally, the members of RLW, including the Company, agreed to amend their operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners.  This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during 2012.  This increase had a related tax impact of $2.4 million which increased the tax benefit for 2012.

Fiscal Year Ended December 31, 2012 Compared with Fiscal Year Ended December 31, 2011.

	2012	2011	% Change
	(Dollar amount in thousands)
Revenues	$630,507	$501,156	25.8%
Gross profit	$47,472	$39,837	19.2
General and administrative expenses	(35,187)	(24,785)	42.6
Goodwill impairment	-	(67,000)	NM
Unusual items	(511)	(676)	NM
Other income	3,205	390	NM
Operating income (loss)	14,979	(52,234)	NM
Gains on sale of short-term investments	1,797	94	NM
Interest income	1,301	1,655	(21.4)
Interest expense	(944)	(1,231)	(23.3)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	17,133	(51,716)	NM
Income tax benefit	579	17,012	(96.3)
Net income (loss)	17,712	(34,704)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(18,009)	(1,196)	NM

Net loss attributable to Sterling common stockholders	$(297)	$(35,900)	(99.2)
Gross margin	7.5%	8.0%	(6.3)
Operating margin (deficit)	2.4%	(10.4)%	NM
Contract backlog, end of year	$656,000	$616,000	6.5

NM – not meaningful

Revenues.

Revenues for 2012 increased 25.8% compared with the prior year. Most of this increase is attributable to revenues from contracts performed in Arizona and California which totaled $168.9 million in 2012 as compared to $19.5 million in 2011. Prior to the August 1, 2011 acquisitions of JBC and Myers, we did not perform any work in these states. Since our acquisition of these entities they have performed well in their respective markets. We also had higher revenues in Utah, Nevada and Texas reflecting higher activity levels and improvements in estimated profitability in certain projects. During 2012, results included $43.7 million of revenues and $11.8 million of gross profit attributable to our share of the results from a construction project joint venture in which we were a minority participant. The joint venture’s construction project is substantially complete, and we do not anticipate a significant amount of additional earnings from this joint venture in future periods.

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

General and administrative expenses.

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

Goodwill Impairment.

During the fourth quarter of 2011, the Company completed an evaluation of the carrying value of goodwill resulting in an impairment charge of $67.0 million. This charge had an impact of $41.8 million on the net loss attributable to Sterling common stockholders (net of the related tax benefits and reduced for the amount attributable to noncontrolling interest owners) or $2.55 per diluted share. No goodwill impairment charge was recorded in 2012.  Refer to Note 8 to the consolidated financial statements.

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

Net income attributable to noncontrolling interest owners increased in 2012 compared with 2011 and is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW. This subsidiary was 80% owned until December 31, 2012 when we acquired the remaining 20% interest.  As discussed further in Note 2 to the consolidated financial statements, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during 2012. This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying consolidated statements of operations with an increase in the “Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” in the consolidated balance sheet. This increase had a related tax impact of $2.4 million which increased the tax benefit for 2012.

Historical Cash Flows.

The following table sets forth information about our cash flows and liquidity (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(21,562)	$24,789	$20,988
Capital expenditures	(14,900)	(37,359)	(23,989)
Proceeds from sale of property and equipment	6,787	12,464	1,296
Acquisition of noncontrolling interest	-	(23,144)	(8,205)
Net assets of acquired companies	-	-	(3,911)
Net sales (purchases) of short-term securities	48,236	(3,493)	(7,897)
Distributions to noncontrolling interest owners	(3,565)	(10,185)	(7,809)
Purchases of treasury stock	-	-	(3,592)
Net drawdowns (repayment) on the Credit Facility	(16,204)	24,012	-
Other	(62)	(313)	49
Total	$(1,270)	$(13,229)	$(33,070)

	As of December 31,
	2013	2012
Cash and cash equivalents	$1,872	$3,142
Working capital	$8,686	$87,484

Operating Activities.

Significant non-cash items included in operating activities are:

•	the impairment of goodwill of $67.0 million in 2011;
•
depreciation and amortization expense which was $18.7 million in 2013, $19.0 million in 2012 and $17.3 million in 2011; the decrease in depreciation expense from 2012 to 2013 is a result of less capital expenditures in 2013; the increase from 2011 to 2012 is the result of depreciation associated with JBC and Myers which were acquired in August 2011;

•
deferred tax expense was $5.2 million in 2013, a deferred tax benefit of $1.2 million and $18.7 million in 2012 and 2011, respectively; the deferred tax expense in 2013 was related to the valuation allowance which eliminated all of our deferred tax assets including those related to prior years; the deferred tax benefit in 2012 was primarily related to the agreement between the Company and RLW to exclude goodwill adjustments for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners which created a deferred tax asset; the deferred tax benefit for 2011 is primarily the result of recording the impairment of goodwill for financial reporting purposes whereas goodwill is amortized for tax return purposes.

Besides the net loss in 2013, 2012 and 2011 and the non-cash items discussed above, other significant components of cash flows from operations (which exclude the impact of changes attributable to the net assets of acquired companies) were:

•
contracts receivable increased by $6.4 million in 2013, decreased by $4.1 million in 2012 and $1.9 million in 2011 while the net cash flow result of billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings increased by $21.6 million in 2013, decreased by $3.7 million in 2012 and $6.5 million in 2011;

•	the increase in income tax receivable of $6.0 million in 2013 which is the result of the estimated benefit from the tax net operating loss forecasted for 2013;
•	accounts payable increased by $13.8 million in 2013, $7.7 million in 2012 and decreased by $7.9 million in 2011; and
•	accrued compensation and other liabilities increased by $4.6 million in 2013, decreased by $2.3 million in 2012 and increased by $1.4 million in 2011.

Investing Activities.

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $14.9 million in 2013. Proceeds from the sale of property and equipment totaled $6.8 million for 2013 with an associated net gain of $1.8 million. For the years ended December 31, 2012 and 2011, capital expenditures totaled $37.4 million and $24.0 million, respectively, while proceeds from the sale of property and equipment totaled $12.5 million and $1.3 million, respectively, with an associated net gain of $3.2 million and $0.4 million, respectively. Management expects to have similar capital expenditures in 2014 while also considering the option to lease equipment as needed and where appropriate.

During 2013, 2012 and 2011, the Company had net sales of short-term securities of $48.2 million, and net purchases of $3.5 million and $7.9 million, respectively. The net sales in 2013 were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% RLW interest in December 31, 2012 and also maintain a lower outstanding Credit Facility balance which we use to fund our operations. This sale included all of our short-term investments; therefore, at December 31, 2013 we had no short-term investment securities on our balance sheet.

On August 1, 2011, the Company used $8 million of existing cash and short-term investments to fund the acquisition of JBC, a heavy civil construction business operating in Arizona.  Additional purchase consideration of up to $10 million may be paid in connection with this acquisition subject to the achievement of certain earnings requirements during the period from 2011 through December 31, 2017.  Also on August 1, 2011, the Company acquired a 50% interest in Myers, a construction limited partnership located in California.  The Company paid a purchase price of $1.2 million which was funded by available cash of the Company. In December 2011, the Company acquired the remaining 8.33% interest in RHB from the noncontrolling interest owner for $8.2 million as a result of the owner’s exercise of his right to put the interest. On December 31, 2012, the Company acquired the remaining unowned 20% interest in RLW for $23.1 million.  The purchase price was subject to further adjustment once earnings for 2012 were finalized and as result an additional $509,000 was paid in 2013.

Financing Activities.

Financing activities in 2013 consisted of drawdowns and repayments on the Credit Facility with a net repayment of $16.2 million as a result of the proceeds received from the sale of our short-term investments discussed above. Distributions to noncontrolling interest owners was $3.6 million for the year. Financing activities in 2012 primarily reflect a net drawdown of $24.0 million and distributions to noncontrolling interest owners of $10.2 million.  Financing activities in 2011 primarily reflect distributions to noncontrolling interest owners of $7.8 million and purchases of treasury stock of $3.6 million. The amount of borrowings under the Credit Facility is based on the Company’s expectations of working capital requirements.

Liquidity and Sources of Capital.

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

As of December 31, 2013, we had working capital of $8.7 million, a decrease of $78.8 million over December 31, 2012. The decrease in working capital was the result of the following (in thousands):

Net loss	$(70,026)
Current portion of obligation to noncontrolling interest owners of RLW	2,691
Depreciation and amortization	18,650
Deferred tax expense	5,150
Capital expenditures	(14,900)
Proceeds from sales of property and equipment, net of gain (loss)	4,950
Distributions to noncontrolling interest owners	(3,565)
Net repayments on the Credit Facility	(16,204)
Other	(5,544)
Total decrease in working capital	$(78,798)

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

On October 31, 2007, the Company and its subsidiaries entered into a new Credit Facility with Comerica Bank with a maturity date of October 31, 2012.  In December 2009, the Credit Facility was amended to permit the acquisition of RLW and in November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016.  Subject to the conditions under the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $40.0 million in borrowings and letters of credit are available under the Credit Facility.  Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At December 31, 2013, there was $7.8 million in borrowing outstanding under the Credit Facility; however, there was a letter of credit of $2.0 million outstanding which reduced availability under the Credit Facility to $30.2 million.

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

At the end of the second quarter of 2013, we were not in compliance with the leverage ratio financial covenant.  On August 8, 2013, we obtained a Waiver and Third Amendment to Credit Agreement with our bank which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points to 4.25% effective June 30, 2013.

At the end of the fourth quarter of 2013, we were not in compliance with the minimum tangible net worth and the leverage ratio financial covenants.  As a result, subsequent to year end, we obtained a Waiver and Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with our bank which waived the noncompliance with the financial covenants as of December 31, 2013 and provided less restrictive covenant requirements.  The Fourth Amendment also imposed liquidity thresholds that we are required to meet in 2014.  We believe that we will be able to maintain compliance with all covenants and meet the liquidity thresholds required under the Fourth Amendment through at least the next twelve months.

Among other things, the Fourth Amendment reduced the borrowings available to $40 million from the previously available $50 million and has eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014, the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum, which is an increase of 25 basis points, on unused availability.

Average borrowings under the Credit Facility for the 2013 fiscal year were $18.6 million and the largest amount of borrowings under the Credit Facility was $37.4 million on July 12, 2013.  Average borrowings under the Credit Facility for the 2012 fiscal year were $1.1 million and the largest amount of borrowings under the Credit Facility was $24.0 million on December 31, 2012.

Management believes that the Company has sufficient liquid financial resources, including the unused portion of its Credit Facility, to fund its requirements for the next twelve months of operations, including its bonding requirements and the Company expects no material adverse change in its liquidity.  Furthermore, the Company believes it has several financing options available, including additional debt or equity financing, and management is continually assessing these options to provide the Company with the lowest cost of capital possible.  Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2013:

	Payments due by period
	Total	< 1 Year	1 - 3 Years	4 – 5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$7,808	$-	$7,808	$-	$-
Operating leases	9,577	1,167	2,281	2,064	4,065
Mortgage	189	73	116	-	-
Notes payable for equipment	468	61	266	141	-
Earn-out liability to former owner of JBC	1,461	996	344	121	-
Member’s interest subject to mandatory redemption and undistributed earnings*	23,989	-	-	-	23,989
	$43,492	$2,297	$10,815	$2,326	$28,054

*
Mandatory redemption is based on the death or disability of the interest holder which is not expected to occur within the next five years. Undistributed earnings can be distributed upon unanimous consent from the members. At this time we cannot predict when such distributions will be made.

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates. In 2013, interest paid on the Credit Facility was approximately $690,000.

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment.  Management expects capital expenditures in 2014 to be similar to the $14.9 million incurred in 2013; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

Inflation.

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel, and steel prices have affected our cost of operations.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of December 31, 2013, we had diesel futures contracts for 1,060,000 gallons which fixed prices at an average of $2.85 per gallon.  This compares to the December 31, 2013 price for off-road ultra-low sulfur diesel published by Platts of $2.99.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At December 31, 2013, there was approximately $101 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $31 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2013, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements.

Refer to “Recent Accounting Pronouncements” in Note 1 for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during 2013 were $18.6 million.  Based on our expected levels of borrowings for 2013, a change in our interest rate may have a material impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at December 31, 2013:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	December 31, 2013 (in thousands)
January 1, 2014	December 31, 2014	$2.79 – 2.93	$2.85	960,000	$109
January 1, 2015	August 31, 2015	$2.75 – 2.79	$2.77	100,000	8
					$117

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 8. Financial Statements and Supplementary Data.

Financial statements start on page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.  The Company’s management has concluded that, at December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, except for certain changes made related to the controls over the estimation of revenues and gross profits on construction projects discussed above, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2014 and is incorporated herein by reference.  The information can be found under the following headings in the proxy statement:

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

Item 11. Executive Compensation

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2014 and is incorporated herein by reference.  The information can be found under the heading Executive Compensation in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2014 and is incorporated herein by reference.

•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company’s common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2014 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Business Relationships with Directors and Officers.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14. Principal Accountant Fees and Services.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2014 and is incorporated herein by reference.  The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Financial Statement Schedules.

None.

Exhibits.

The following exhibits are filed with this Report.

Explanatory Note
Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company’s name was Oakhurst Company, Inc.  References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
2.1.1
Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 3, 2009 (SEC File No. 1-31993)).

2.1.2
Agreement dated December 28, 2012 by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. relating to the exercise of the right to purchase the remaining 20% of Ralph L. Wadsworth Construction Company, LLC (incorporated by reference to Exhibit 2.1.2 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013 (SEC File No. 1-31993)).

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

4.1
Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).

10.1.1#
The Sterling Construction Company, Inc. Stock Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.13 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 12, 2011 (SEC File No. 1-31993)).

10.1.2#
Amendment dated May 6, 2012 to The Sterling Construction Company, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 11, 2012 (SEC File No. 1-31993)).

10.1.3#	Sterling Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 14, 2013 (SEC File No. 1-31993)).

10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors on May 9, 2013 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013 (SEC File No. 1-31993)).

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

10.4.2
Security Agreement by and among Sterling Construction Company, Inc., Texas Sterling Construction Co., Oakhurst Management Corporation and Comerica Bank as administrative agent for the lenders, dated as of October 31, 2007 (incorporated by reference to Exhibit F to Exhibit 10.4 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q, filed on November 9, 2009 (SEC File No. 1-31993)).

10.4.3
Joinder Agreement by Road and Highway Builders, LLC and Road and Highway Builders Inc. dated as of October 31, 2007 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, Amendment No. 1 filed on November 21, 2007 (SEC File No. 1-31993)).

10.4.4
Consent and Second Amendment to Credit Agreement by and among Sterling Construction Company, Inc., its subsidiaries, and Comerica Bank as Agent, Lender, Swing Line Lender and Issuing Lender dated as of November 8, 2011 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2011 (SEC File No. 1-31993)).

10.4.5*
Waiver and Third Amendment to Credit Agreement by and among Sterling Construction Company, Inc., and certain of its subsidiaries, certain of the Lenders, and Comerica Bank as administrative agent for the lenders, dated as of August 8, 2013.

10.4.6*
Waiver and Fourth Amendment to Credit Agreement dated as of March 14, 2014 by and among Sterling Construction Company, Inc., certain of its affiliates and subsidiaries, certain of the Lenders, and Comerica Bank as Administrative Agent.

10.5#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Patrick T. Manning (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.6#
Change of Control Agreement dated as of January 1, 2011 between Sterling Construction Company, Inc. and Brian R. Manning (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on May 12, 2011 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on March 18, 2010 (SEC File No. 1-31993)).

10.7.1#*	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun.
10.9#
Employment Agreement dated December 28, 2012 between Ralph L. Wadsworth Construction Company, LLC and Kip L. Wadsworth (incorporated by reference to Exhibit 10.13 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013 (SEC File No. 1-31993)).

10.10#
Employment Agreement dated as of September 1, 2012 between Sterling Construction Company, Inc. and Peter E. MacKenna (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012 (SEC File No. 1-31993)).

10.11#
Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013 (SEC File No. 1-31993))

21	Subsidiaries of Sterling Construction Company, Inc.:
	Name	State of Incorporation or Organization

Texas Sterling Construction Co.
Road and Highway Builders, LLC
Road and Highway Builders Inc.
RHB Properties, LLC
Road and Highway Builders of California, Inc.
Sterling Hawaii Asphalt, LLC
Ralph L. Wadsworth Construction Company, LLC
Ralph L. Wadsworth Construction Co. LP
J. Banicki Construction, Inc.
Myers & Sons Construction, L.P.
Delaware Nevada Nevada Nevada California Hawaii Utah California Arizona California
23.1*	Consent of Grant Thornton, LLP
31.1*	Certification of Peter E. MacKenna, President & Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Thomas R. Wright, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, President & Chief Executive Officer, and Thomas R. Wright, Executive Vice President & Chief Financial Officer.

95.1*	Mine Safety Disclosure

#  Management contract or compensatory plan or arrangement.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 17, 2014	By:	/s/ Peter E. MacKenna
Peter E. MacKenna, President & Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick T. Manning	Chairman of the Board of Directors	March 17, 2014
Patrick T. Manning

/s/ Peter E. MacKenna	President & Chief Executive Officer (principal	March 17, 2014
Peter E. MacKenna	executive officer), Director

/s/ Thomas R. Wright	Executive Vice President & Chief Financial	March 17, 2014
Thomas R. Wright	Officer (principal financial officer and principal
accounting officer), Treasurer

/s/ Marian M. Davenport	Director	March 17, 2014
Marian M. Davenport

/s/ Robert A. Eckels	Director	March 17, 2014
Robert A. Eckels

/s/ Joseph P. Harper, Sr.	Director	March 17, 2014
Joseph P. Harper, Sr.

/s/Maarten D. Hemsley	Director	March 17, 2014
Maarten D. Hemsley

/s/ Charles R. Patton	Director	March 17, 2014
Charles R. Patton

/s/ Richard O. Schaum	Director	March 17, 2014
Richard O. Schaum

/s/ Milton L. Scott	Director	March 17, 2014
Milton L. Scott

/s/ Paul J. Varello	Director	March 17, 2014
Paul J. Varello

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Construction Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 17, 2014

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Construction Company, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Construction Company Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 17, 2014

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(Amounts in thousands, except share and per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,872	$3,142
Short-term investments	-	49,211
Contracts receivable, including retainage	77,245	70,815
Costs and estimated earnings in excess of billings on uncompleted contracts	11,684	20,592
Inventories	6,189	3,731
Deferred tax asset, net	-	1,803
Receivables from and equity in construction joint ventures	6,118	11,005
Other current assets	11,377	4,459
Total current assets	114,485	164,758
Property and equipment, net	93,683	102,308
Goodwill	54,820	54,820
Long-term deferred tax, asset, net	-	2,973
Other assets, net	10,030	6,651
Total assets	$273,018	$331,510
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,599	$47,796
Billings in excess of costs and estimated earnings on uncompleted contracts	31,576	18,918
Current maturities of long-term debt	134	73
Income taxes payable	2,035	-
Accrued compensation	5,755	4,909
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	196	2,887
Other current liabilities	4,504	2,691
Total current liabilities	105,799	77,274
Long-term liabilities:
Long-term debt, net of current maturities	8,331	24,201
Member’s interest subject to mandatory redemption and undistributed earnings	23,989	-
Other long-term liabilities	2,105	2,728
Total long-term liabilities	34,425	26,929
Commitments and contingencies (Note 13)
Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures	-	14,721
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,657,754 and 16,495,216 shares issued	167	165
Additional paid in capital	190,926	197,067
Retained earnings (deficit)	(62,317)	12,220
Accumulated other comprehensive income	117	696
Total Sterling common stockholders’ equity	128,893	210,148
Noncontrolling interests	3,901	2,438
Total equity	132,794	212,586
Total liabilities and equity	$273,018	$331,510

The accompanying notes are an integral part of these consolidated financial statements.

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands, except per share data)

	2013	2012	2011
Revenues	$556,236	$630,507	$501,156
Cost of revenues	(586,180)	(583,035)	(461,319)
Gross profit (loss)	(29,944)	47,472	39,837
General and administrative expenses	(40,951)	(35,187)	(24,785)
Direct costs of acquisitions	-	(202)	(456)
Provision for loss on lawsuit	-	(309)	(220)
Goodwill impairment	-	-	(67,000)
Other operating income, net	1,306	3,205	390
Operating income (loss)	(69,589)	14,979	(52,234)
Gain on sale of securities and other	522	1,797	94
Interest income	879	1,301	1,655
Interest expense	(616)	(944)	(1,231)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(68,804)	17,133	(51,716)
Income tax (expense) benefit	(1,222)	579	17,012
Net income (loss)	(70,026)	17,712	(34,704)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(3,903)	(18,009)	(1,196)
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	$(35,900)

Net loss per share attributable to Sterling common stockholders:
Basic	$(4.91)	$(0.26)	$(2.24)
Diluted	$(4.91)	$(0.26)	$(2.24)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,635,179	16,420,886	16,395,739
Diluted	16,635,179	16,420,886	16,395,739

The accompanying notes are an integral part of these consolidated financial statements.

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	$(35,900)
Net income attributable to noncontrolling interest included in equity	1,879	1,068	261
Net income attributable to noncontrolling interest included in liabilities	2,024	16,941	935
Add /(deduct) other comprehensive income, net of tax:
Realized gain from available-for-sale securities	(90)	(510)	(1)
Change in unrealized holding gain (loss) on available-for-sale securities	(601)	560	779
Realized (gain) loss from settlement of derivatives	(48)	43	72
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	160	107	(217)
Comprehensive income (loss)	$(70,605)	$17,912	$(34,071)

The accompanying notes are an integral part of these consolidated financial statements.

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Interests	Total
Balance at January 1, 2011	16,468	$164	(3)	$-	$198,849	$51,553	$(137)	$-	$250,429
Net income (loss)	-	-	-	-	-	(35,900)	-	261	(35,639)
Other comprehensive income	-	-	-	-	-	-	633	-	633
Purchases of treasury shares	-	-	(286)	(3,592)	-	-	-	-	(3,592)
Cancellation of treasury shares	(289)	(2)	289	3,592	(3,422)	(168)	-	-	-
Stock issued upon option and warrant exercises	95	1	-	-	155	-	-	-	156
Excess tax benefits from exercise of stock options	-	-	-	-	58	-	-	-	58
Issuance and amortization of restricted stock	47	-	-	-	473	-	-	-	473
Stock-based compensation expense	-	-	-	-	30	-	-	-	30
Revaluation of noncontrolling interest RLW put/call liability	-	-	-	-	-	(1,268)	-	-	(1,268)
Tax benefit related to the exercise of RHB’s put/call liability	-	-	-	-	-	2,292	-	-	2,292
Equity attributable to noncontrolling interest in acquired companies	-	-	-	-	-	-	-	1,266	1,266
Balance at December 31, 2011	16,321	163	-	-	196,143	16,509	496	1,527	214,838
Net income (loss)	-	-	-	-	-	(297)	-	1,068	771
Other comprehensive income	-	-	-	-	-	-	200	-	200
Stock issued upon option and warrant exercises	24	-	-	-	66	-	-	-	66
Tax impact from exercise of stock options	-	-	-	-	(79)	-	-	-	(79)
Issuance and amortization of restricted stock	150	2	-	-	694	-	-	-	696
Revaluation of noncontrolling interest liabilities and other, net of tax	-	-	-	-	243	(3,992)	-	(40)	(3,789)
Distribution to owners	-	-	-	-	-	-	-	(117)	(117)
Balance at December 31, 2012	16,495	165	-	-	197,067	12,220	696	2,438	212,586
Net income (loss)	-	-	-	-	-	(73,929)	-	1,879	(72,050)
Other comprehensive loss	-	-	-	-	-	-	(579)	-	(579)
Stock issued upon option exercises	9	-	-	-	26	-	-	-	26
Tax impact from exercise of stock options	-	-	-	-	(15)	-	-	-	(15)
Issuance and amortization of common and restricted stock	154	2	-	-	926	-	-	-	928
Revaluation of noncontrolling interest and other, net of tax	-	-	-	-	(7,078)	(608)	-	-	(7,686)
Distribution to owners	-	-	-	-	-	-	-	(416)	(416)
Balance at December 31, 2013	16,658	$167	-	-	$190,926	$(62,317)	$117	$3,901	$132,794

The accompanying notes are an integral part of these consolidated financial statements.

F6

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	$(35,900)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	3,903	18,009	1,196
Net income (loss)	(70,026)	17,712	(34,704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	-	-	67,000
Depreciation and amortization	18,650	18,997	17,322
Gain on disposal of property and equipment	(1,837)	(3,184)	(390)
Deferred tax expense (benefit)	5,150	(1,167)	(18,651)
Interest expense accreted on noncontrolling interests	-	993	881
Stock-based compensation expense	928	694	503
Gain on sale of securities and other	(85)	(918)	(3)
Tax impact from exercise of stock options and restricted stock	15	79	(58)
Changes in operating assets and liabilities:
Contracts receivable	(6,430)	4,060	1,933
Costs and estimated earnings in excess of billings on uncompleted contracts	8,908	(4,083)	(5,921)
Receivables from and equity in construction joint ventures	4,887	(4,948)	687
Income tax receivable	(6,011)	-	-
Other current assets	(6,717)	(9,234)	(538)
Accounts payables	13,794	7,730	(7,942)
Billings in excess of costs and estimated earnings on uncompleted contracts	12,658	335	(539)
Accrued compensation and other liabilities	4,554	(2,277)	1,408
Net cash provided by (used in) operating activities	(21,562)	24,789	20,988
Cash flows from investing activities:
Acquisition of noncontrolling interests	-	(23,144)	(8,205)
Net assets of acquired companies, net of cash acquired	-	-	(3,911)
Additions to property and equipment	(14,900)	(37,359)	(23,989)
Proceeds from sale of property and equipment	6,787	12,464	1,296
Purchases of short-term securities, available-for-sale	(1,638)	(30,154)	(109,312)
Sales of short-term securities, available-for-sale	49,874	26,661	101,415
Net cash provided by (used in) investing activities	40,123	(51,532)	(42,706)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	219,026	75,012	18,500
Cumulative daily repayments – Credit Facility	(235,230)	(51,000)	(18,500)
Distributions to noncontrolling interest owners	(3,565)	(10,185)	(7,809)
Purchases of treasury stock	-	-	(3,592)
Issuance of common stock pursuant to warrants and options exercised	26	68	156
Tax impact from exercise of stock options	(15)	(79)	58
Other	(73)	(302)	(165)
Net cash provided by (used in) financing activities	(19,831)	13,514	(11,352)
Net decrease in cash and cash equivalents	(1,270)	(13,229)	(33,070)
Cash and cash equivalents at beginning of period	3,142	16,371	49,441
Cash and cash equivalents at end of period	$1,872	$3,142	$16,371
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$595	$88	$299
Cash paid during the period for income taxes	$170	$2,990	$1,444
Non-cash items:
Reclassification of amounts payable to noncontrolling interest owner	$-	$-	$1,054
Tax benefit related to the exercise of RHB’s liability	$-	$-	$2,292
Net liabilities assumed in connection with acquisitions	$-	$-	$1,961
Revaluation of noncontrolling interests	$(7,686)	$3,992	$(1,268)
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$-	$9,767	$-
Goodwill adjustments	$-	$410	$-

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

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”); Road and Highway Builders, LLC (“RHB”); Road and Highway Builders Inc. (“RHB Inc”); Road and Highway Builders of California, Inc. (“RHBCa”); RHB Properties, LLC (“RHBP”); Ralph L. Wadsworth Construction Company, LLC (“RLW”); Ralph L. Wadsworth Construction Co., LP (“RLWLP”); J. Banicki Construction, Inc.(“JBC”); Myers & Sons Construction, L.P. (“Myers”); and Sterling Hawaii Asphalt (“SHA”).  TSC, RHB, RHB Ca, RLW, JBC and Myers perform construction contracts, RHB Inc produces aggregates from a leased quarry, primarily for use by RHB, and SHA produces asphalt for use by RHB and has minimal sales to third parties.  RHBP and RLWLP are dormant entities.

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

Where the Company is a noncontrolling joint venture partner, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets.  Refer to Note 6 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the year ended December 31, 2013 resulted in a net charge of $57.6 million included in operating loss, or $3.46 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders.  Changes in estimated revenues and gross margin during the year ended December 31, 2012 resulted in a net charge of $4.9 million included in operating loss and a $5.3 million after-tax charge, or $0.32 per diluted share attributable to Sterling common stockholders, included in net income attributable to Sterling common stockholders.  An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reasonably estimated.  There were no costs and estimated earnings in excess of billings at December 31, 2013 and 2012, respectively, for contract claims not approved by the customer (which includes out-of-scope work, potential or actual disputes, and claims). The Company generally provides a one to two-year warranty for workmanship under its contracts.  Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage and notes payable, a credit facility with Comerica Bank (“Credit Facility”), the buy/sell agreement related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term contracts receivable is based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximates fair value.  The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  Refer to Note 9 regarding the fair value of derivatives and Note 2 regarding the fair value of the put and the earn-out liability along with the current amendments.  The Company had one mortgage outstanding at December 31, 2013 and December 31, 2012 with a remaining balance of $189,000 and $262,000, respectively.  The mortgage was accruing interest at 3.50% at both December 31, 2013 and December 31, 2012 and contains pre-payment penalties.  At December 31, 2013 and December 31, 2012 the fair value of the mortgage approximated its book value. The Company also has long-term notes payable of $468,000 related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 4.24% to 6.29%.  The fair value of the notes payable approximates their book value.  The Company does not have any off-balance sheet financial instruments other than operating leases (Refer to Note 14).

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2013 and 2012, contracts receivable included $18.3 million and $18.1 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2013, there were no unbilled receivables on contracts completed or substantially complete at that date. All contracts receivable include only balances approved for payment by the customer.

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

F9

There are certain contracts that are completed in advance of full payment.  When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet.  At December 2013 and 2012, there was $7.8 million and $4.6 million recorded, respectively.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating income.”  There was no bad debt expense recorded in 2012 or 2011.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2013 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method.  Inventories at December 31, 2013 and 2012 consist primarily of concrete, aggregate and millings which are expected to be utilized on construction projects in the future.  The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortizations are as follows:

Buildings (years)		39
Construction equipment (years)	5	-	15
Land improvements (years)	5	-	15
Office furniture and fixtures (years)	3	-	10
Leasehold improvements (years or lease period, if shorter)	3	-	10
Transportation equipment (years)		5

Depreciation expense was $18.6 million, $19.0 million and $16.9 million in 2013, 2012 and 2011, respectively.

Leases

We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease.  Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment.  The Company had no capital leases during the years ended December 31, 2013, 2012 and 2011.

 Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. These fees are amortized over the term of the loan. Unamortized costs are $212,000 and $289,000 at December 31, 2013 and 2012, respectively, and are attributable to the Credit Facility (Refer to Note 11).  Loan cost amortization expense for fiscal years 2013, 2012 and 2011 was $77,000, $32,000 and $326,000, respectively.

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

F10

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed.  The evaluation would be based on estimated undiscounted cash flow associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required.  As described in Note 8, the testing under step one of the goodwill impairment test in 2011 indicated the adjusted fair value of the Company’s stock was less than its book value. Management then determined the fair value of its assets and liabilities, and found that no long-lived assets were impaired except for goodwill in 2011.  There was no impairment in 2012 and for 2013 management believes that there are no events or changes in circumstances which have indicated that long-lived assets may be impaired.

Segment reporting

We operate in one segment and have only one reportable segment and one reporting unit component: heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

The Company noted that even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under Accounting Standards Codification 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

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

While profit margin objectives included in contract bids have some variability from contract to contract, our profit margin objectives are not differentiated by our CODM or our office management based on local office location. Instead, the projects undertaken by each local office are primarily competitively-bid, fixed unit or negotiated lump sum price contracts, all of which are bid based on achieving gross margin objectives that reflect the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the makeup and level of our existing backlog, our competitive advantages and disadvantages, prior experience, the contracting agency or customer, the source of contract funding, anticipated start and completion dates, construction risks, penalties or incentives and general economic conditions.

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

F11

Stock-Based Compensation

The Company’s stock-based incentive plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may reward employees and non-employees with various types of awards including but not limited to warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service or performance criteria. The Company recognizes expense based on the grant-date fair value of the award and amortizes the award based on accelerated or straight line methods. Awards based on performance vesting are subsequently remeasured at each reporting date through the settlement date.

Upon the vesting of unvested common stock the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required. Refer to Note 15 for further information regarding the stock-based incentive plans.

Net Loss Per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but assumes the exercise of any convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net loss attributable to Sterling common stockholders for 2013, 2012 and 2011 (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	$(35,900)
Revaluation of noncontrolling interest put/call liability reflected in additional paid in capital or retained earnings, net of tax	(7,686)	(3,992)	(824)
	$(81,615)	$(4,289)	$(36,724)
Denominator:
Weighted average common shares outstanding — basic	16,635	16,421	16,396
Shares for dilutive stock options and warrants	-	-	-
Weighted average common shares outstanding and assumed conversions— diluted	16,635	16,421	16,396
Basic net loss per share attributable to Sterling common stockholders	$(4.91)	$(0.26)	$(2.24)
Diluted net loss per share attributable to Sterling common stockholders	$(4.91)	$(0.26)	$(2.24)

Options outstanding but considered antidilutive as the option exercise price exceeded the average share market price were: zero in 2013 and 2012 and 53,900 in 2011.  In addition, 160,206, 109,424 and 88,426 shares for stock options and warrants were excluded from the diluted weighted average common shares outstanding in 2013, 2012 and 2011, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Management does not expect the adoption of ASU 2013-11 to have a material impact on the Company's consolidated financial statements.

F12

In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the adoption of ASU 2013-04 to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued amended authoritative guidance associated with comprehensive income which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company on January 1, 2013. The impact of the adoption of this guidance on the Company’s consolidated financial statements was limited to providing the additional disclosures. We have presented the disclosures required by this amendment in Note 10.

In July 2012, the FASB amended authoritative guidance associated with indefinite-lived intangible assets.  This amended guidance states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired.  The amendments to this authoritative guidance became effective for the Company after September 15, 2012.  The Company does not currently have indefinite-lived intangible assets, other than goodwill; therefore, this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company also agreed with Mr. Buenting to amend and restate the operating and management agreements for RHB.  The amended agreements provide that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the amendments, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital (“APIC”).  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations shall be offset to retained earnings up to the amounts previously charged to retained earnings. The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value.  Based on the Company’s calculation on December 31, 2013, the trailing twelve months EBITDA times the multiple of 4.5 provided the higher result of the two methods.  As such, the total charge resulted in a net pre-tax charge of $1.9 million and $2.5 million, for the periods ending December 31, 2013 and 2012, respectively.

F13

On December 30, 2013, the Company and Mr. Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012. The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million, respectively. In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell his 50% interest to the Company. In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting death. The Company will be the beneficiary and will also pay the premiums related to this life insurance contract. The life insurance proceeds of $20 million shall be used as full payment for Mr. Buenting’s interest in the occurrence of his death. In the event of Mr. Buenting’s permanent disability, the $18 million payment will be made by using the Company’s available cash on hand, and/or to the extent necessary, the Company’s line of credit. No other transfer of Member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability.  In the event that Mr. Buenting resigns or is terminated without cause (i.e., termination other than through permanent disability or death) RHB shall be dissolved unless both members agree otherwise.  The amended agreements were entered into in order to eliminate the earnings per share volatility caused by the buy/sell option.

The amended agreements resulted in an obligation that the Company is certain to incur, either through Mr. Buenting’s permanent disability or death for Mr. Buenting’s 50% members interest; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption” on the consolidated balance sheet.  The liability consists of the following (in thousands):

	Years Ended December 31,
	2013	2012
Member’s interest subject to mandatory redemption	$20,000	$-
Undistributed earnings attributable to this interest	3,989	-
Total liability	$23,989	$-

At September 30, 2013, the total Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures was $17.8 million which included $14.1 million as the fair value in the noncontrolling interest and $3.7 million in undistributed earnings.  During the fourth quarter of 2013, the Company made a final entry of $5.9 million to adjust the member’s interest to its final payout value of $20.0 million.  The adjustment was made to APIC as there was a retained deficit on the Company’s consolidated balance sheet.  Undistributed earnings increased by $344,000 during the fourth quarter.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out is classified as a Level 3 fair value measurement and will be made to a related party as the former owner is the Chief Executive Officer.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.

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

On January 23, 2014, RLW, JBC and the Company agreed to amend the above mentioned earn-out agreement.  The amendment reduced the amount of the current earn-out liability to $1.4 million from $2.0 million that was recorded in the third quarter of 2013; however it increases the total available earn-out to $10.0 million if certain EBITDA thresholds are met. The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017. The yearly excess forecasted EBITDA in our calculation ranged from 0% to 36.8% of the minimum EBITDA threshold for the years 2014 through 2017.  The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date, and $1.4 million as of December 31, 2013.  The undiscounted earn-out liability as of December 31, 2013 is estimated at $1.5 million and could increase by $8.5 million if EBITDA during the earn-out period increases $17.0 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year. Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities on the accompanying consolidated balance sheets.

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

F15

Acquisition related costs of $128,000 are included in direct costs of acquisitions in the Company’s consolidated statements of operations for the year ended December 31, 2011.  The fair value of the financial assets acquired includes receivables with a fair value of $2.1 million, which are expected to be fully collectible.

Refer to Note 3 regarding the determination that Myers’ is a variable interest entity and the resulting impact on the consolidated financial statements.

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

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $993,000, and $881,000 for the years ended December 31, 2012 and 2011, respectively, and is recorded in “Interest expense” in the accompanying consolidated statement of operations.  In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was increased by approximately $3.8 million and $1.3 million during the years ended December 31, 2012 and 2011, respectively, and this change, net of tax of $1.3 million and $0.5 million, respectively, was reported as a charge to retained earnings.

Under the agreement with the noncontrolling interest owners of RLW, the Company purchased the 20% interest in RLW on December 31, 2012 subject to a final determination of RLW’s EBITDA for the period from January 1, 2010 through December 31, 2012.  A payment of $23.1 million was made on December 31, 2012, and the Company made a final payment of $509,000 in April 2013.  In addition, $2.3 million of undistributed earnings was also paid in April 2013.

Changes in noncontrolling interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2011 through 2013 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$20,046	$18,375	$28,724
Net income attributable to noncontrolling interest included in liabilities	2,024	16,941	935
Net income attributable to noncontrolling interest included in equity	1,879	1,068	261
Accretion of interest on puts	-	993	881
Change in fair value of RLW put/call	(59)	3,797	1,268
Change in fair value of RHB put/call	1,875	2,473	1,054
Change due to the RHB amendment	(18,103)	-	-
Acquisition by Sterling of RHB noncontrolling interest	-	-	(8,205)
Noncontrolling interest associated with Myers acquisition	-	-	1,227
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	-	9,767	-
Distributions to noncontrolling interests owners	(3,056)	(10,185)	(7,809)
Acquisition of RLW noncontrolling interest	(509)	(23,144)	-
Other	-	(39)	39
Balance, end of period	$4,097	$20,046	$18,375

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2013 shown in the accompanying consolidated statement of operations of $3.9 million includes income of $2.0 million attributable to noncontrolling interest owners which the Company includes in liabilities and $1.9 million which the Company includes in equity.  Of the $2.0 million included in liabilities, $68,000 of net loss is reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” and $2.1 million of net income has been reclassified from “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures” to “Member’s interest subject to mandatory redemption” in the accompanying consolidated balance sheet. The remaining $1.9 million is attributable to noncontrolling interest owners which the Company includes in equity and is reflected in equity in “Noncontrolling interests” in the accompanying consolidated balance sheet.

F16

In 2012, the Company agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the year ended December 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the consolidated balance sheet.  This increase has a related tax impacted of $2.4 million which increased the tax benefit for the period.

3.	Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a non-majority variable interest.  Where the Company has determined that it is appropriate to consolidate a variable interest entity in which it owns a 50% or less interest, the remaining owners’ interests in the equity and net income of the entity are included in the balance sheet line item: “Noncontrolling interests.”

The Company owns a 50% interest in Myers of which it is the primary beneficiary and has consolidated Myers into these financial statements.  Further Refer to Note 2 above for additional information on the acquisition of this limited partnership.  The partnership agreement requires that Sterling provide a $3 million line of credit to the limited partnership.  In addition the partnership is relying on the Company’s surety bonding capacity in order to bid and perform large construction jobs resulting in the Company having joint and several liability for completion of such jobs, and the Company will provide management to the partnership to oversee bidding and management of larger projects.  Although the Company will receive 50% of the income from the partnership, it may suffer more than 50% of any losses as a result of its obligation to provide the $3 million line of credit and its obligations under the surety bonds.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.

The financial information of Myers which is reflected in our consolidated balance sheets and statements of operations is as follows (in thousands):

	As of December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$566	$7,164
Contracts receivable, including retainage	6,475	2,866
Other current assets	7,964	1,214
Total current assets	15,005	11,244
Property and equipment, net	6,869	3,041
Other assets, net	5	-
Goodwill	1,501	1,501
Total assets	$23,380	$15,786
Liabilities:
Current liabilities:
Accounts payable	$8,361	$4,627
Other current liabilities	7,080	6,283
Total current liabilities	15,441	10,910
Long-term liabilities:
Other long-term liabilities	137	-
Total long-term liabilities	137	-
Total liabilities	$15,578	$10,910

F17

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from August 1, 2011 (the acquisition date) to December 31, 2011
Revenues	$82,421	$84,877	$7,153
Operating income	3,764	2,152	531
Net income attributable to Sterling common stockholders	1,879	694	170

4.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2013, approximately $1.7 million of cash and cash equivalents were fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At December 31, 2013, cash and cash equivalents included $374,000 belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

Short-term investments included mutual funds and government bonds which are considered available-for-sale securities.  At December 31, 2013, the Company had no short-term investments.  As of December 31, 2012, the Company had short-term investments as follows (in thousands):

	As of December 31, 2012
	Total Fair Value	Level 1	Level 2	Gross Unrealized Gains (pre-tax)	Gross Unrealized Losses (pre-tax)
Mutual funds	$27,582	$27,582	$-	$337	$9
Municipal bonds	21,629	-	21,629	862	128
Total securities available-for-sale	$49,211	$27,582	$21,629	$1,199	$137

The amortized cost basis of the above securities at December 31, 2012 was $48.1 million.  Municipal bond securities are the only securities held by the Company where fair value does not equal amortized cost.  The amortized cost for municipal bond securities was $20.5 million as of December 31, 2012.

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

Gains and losses realized on short-term investment securities are included in “Gains on sale of securities and other” in the accompanying statements of operations.  Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary.  For the year ended December 31, 2013 and 2012, total proceeds from sales of short-term investments were $49.9 million and $26.7 million, respectively, with gross realized gains of $706,000 and $785,000, respectively, and gross realized losses of $609,000 and $0, respectively. Accumulated other comprehensive income at December 31, 2013 and 2012 included unrealized gains on short-term investments of $0 and $1.1 million, respectively.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific identification of the security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

F18

At each reporting date, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are other-than-temporary.  The evaluations include a number of factors, including but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers.  The assessment of the ability and intent to hold these securities to recovery focuses primarily on liquidity needs and securities portfolio objectives.  At December 31, 2013, the Company had no short-term investments; thus no evaluation was required. At December 31, 2012, the Company concluded that the unrealized losses related to these securities were temporary.

The Company earned interest income of $558,000, $1.5 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, on its cash, cash equivalents and short-term investments.  These amounts are recorded in “interest income” in the Company’s consolidated statement of operations.

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

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2013 and 2012 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (in thousands).

	As of December 31,
	2013	2012
Costs incurred and estimated earnings on uncompleted contracts	$1,334,322	$1,361,973
Billings on uncompleted contracts	(1,354,214)	(1,360,299)
Excess of costs incurred and estimated earnings over billings (excess of billings over costs incurred and estimated earnings) on uncompleted contracts	$(19,892)	$1,674

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,684	$20,592
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,576)	(18,918)
Net amount of costs and estimated earnings on uncompleted contracts above (below) billings	$(19,892)	$1,674

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

6.	Construction Joint Ventures

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

F19

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity.  This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a non-majority variable interest. At December 31, 2013, we had no participation in a joint venture where we had a material non-majority variable interest.

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis using proportionate consolidation on our consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets.  Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s consolidated financial statements are shown below (in thousands):

	As of December 31,
	2013	2012
Total combined:
Current assets	$51,329	$92,102
Less current liabilities	(64,531)	(48,002)
Net assets	$(13,202)	$44,100
Backlog	$101,014	$213,924

	Years Ended December 31,
	2013	2012	2011
Total combined:
Revenues	$135,699	$438,756	$440,085
Income before tax	$(20,758)	$95,765	$46,683
Sterling’s noncontrolling interest:
Share of revenues	$54,096	$82,519	$62,763
Share of income before tax	$(11,088)	$12,424	$6,417

	As of December 31,
	2013	2012
Sterling’s noncontrolling interest in backlog	$30,652	$77,222
Sterling’s receivables from and equity in construction joint ventures	$6,118	$11,005

7.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2013	2012
Construction equipment	$127,199	$130,014
Transportation equipment	19,132	19,266
Buildings	10,512	10,176
Office equipment	2,025	1,279
Leasehold Improvement	816	-
Land	5,309	4,916
Water rights	200	200
	165,193	165,851
Less accumulated depreciation	(71,510)	(63,543)
	$93,683	$102,308

F20

8.	Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.  GAAP requires that goodwill not be amortized and that goodwill is to be tested for impairment at least annually at the reporting unit level.  The Company tests for goodwill impairment during the last quarter of each calendar year. The first step compares the book value of the Company’s stock (stockholders’ equity or net assets) to the adjusted fair market value of those shares. To determine the fair value of the Company’s net assets, the Company used the weighted average of the following valuation techniques: market capitalization plus control premium approach (market) approach and a discounted cash flow (income) approach. If the adjusted fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, additional steps of determining the fair value of net assets must be taken to determine impairment. Testing under step one in 2013 and 2012 did not indicate that the adjusted fair value of the Company’s stock was less than its book value.  However, this was not the case in 2011.

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

The following table details changes in recorded goodwill (in thousands):

Balance at January 1, 2011	$114,745
Additional goodwill related to 2011 acquisitions	6,305
Goodwill impairment in 2011	(67,000)
Balance at December 31, 2011	54,050
Additional goodwill related to acquisitions	360
Goodwill adjustments	410
Balance at December 31, 2012 and 2013	$54,820

9.	Derivative Financial Instruments

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

At December 31, 2013 and 2012, the accumulated other comprehensive income, excluding taxes of $0 and $2,800, respectively, consisted of unrecognized gains of $117,000 and $8,000, respectively, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized pre-tax net realized cash settlement gains on commodity contracts of $48,000 and losses of $66,000 and $111,000, respectively.

At December 31, 2013, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 1.1 million gallons.  The monthly volumes hedged range from 10,000 gallons to 50,000 gallons over the period from January 2014 to August 2015 at fixed prices per gallon ranging from $2.75 to $2.93.

F21

The derivative instruments are recorded on the consolidated balance sheet at fair value as follows (in thousands):

	As of December 31,
Balance Sheet Location	2013	2012
Derivative assets:
Deposits and other current assets	$109	$7
Other assets, net	8	1
	$117	$8

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Increase (decrease) in fair value of derivatives included in other comprehensive income (loss) (effective portion)	$109	$231	$(223)
Realized gain (loss) included in cost of revenues (effective portion)	48	(66)	(111)
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	-	-	-

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s fair value statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 4 for a description of the inputs used to value the information shown above.

At December 31, 2013 and 2012, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

F22

10.	Changes in Accumulated Other Comprehensive Income by Component

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

	Twelve Months Ended December 31, 2013 (*)
	Unrealized Gain and Loss on Available- for-sale Securities	Unrealized Gain and Loss on Cash Flow Hedges	Total
Beginning Balance	$691	$5	$696
Other comprehensive loss before reclassification	(601)	157	(444)
Amounts reclassified from accumulated other comprehensive income	(90)	(48)	(138)
Tax valuation allowance	-	3	3
Net current-period other comprehensive loss	(691)	112	(579)
Ending Balance	$-	$117	$117

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (*)
	Twelve Months Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2013	2012	2011	Statement of Operations Classification
Realized gains on available-for sale securities	$90	$785	$44	Gain on sale of securities and other
Less: Income tax expense	(33)	(275)	(15)	Income tax (expense) benefit
Tax valuation allowance	33	-	-
Total reclassification related to available-for-sale securities	$90	$510	$29	Net income (loss)

Realized gains (losses) on cash flow hedges	$48	$(66)	$(111)	Cost of revenues
Less: Income tax (expense) benefit	(17)	23	39	Income tax (expense) benefit
Tax valuation allowance	17	-	-
Total reclassification related to cash flow hedges	$48	$(43)	$(72)	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

F23

11.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2013	2012
Credit facility	$7,808	$24,012
Mortgage due monthly through June 2016	189	262
Notes payable for transportation and construction equipment	468	-
	8,465	24,274
Less current maturities of long-term debt	(134)	(73)
Total long-term debt	$8,331	$24,201

Line of Credit Facility

On October 31, 2007, the Company and its subsidiaries entered into a new credit facility (“Credit Facility”) with Comerica Bank with a maturity date of October 31, 2012.  In December 2009, the Credit Facility was amended to permit the acquisition of RLW and in November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016.  The Credit Facility is secured by all assets of the Company, other than proceeds and other rights under our construction contracts, which are pledged to our bond surety.

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

At the end of the second quarter of 2013, the Company was not in compliance with the leverage ratio financial covenant.  On August 8, 2013, the Company obtained a Waiver and Third Amendment to Credit Agreement with its lender which waived the noncompliance with the leverage ratio financial covenant as of June 30, 2013 and provided a less restrictive leverage ratio covenant requirement.  In addition, the waiver amended the existing borrowing interest fee schedule and increased borrowing rates by 100 basis points to 4.25% effective June 30, 2013.

At the end of the fourth quarter of 2013, the Company was not in compliance with the minimum tangible net worth and the leverage ratio financial covenants.  As a result, subsequent to year end, the Company obtained a Waiver and Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with its lender which waived the noncompliance with the financial covenants as of December 31, 2013 and provided less restrictive covenant requirements.  The Fourth Amendment also imposed liquidity thresholds that the Company is required to meet in 2014.  The Company believes that it will be able to maintain compliance with all covenants and meet the liquidity thresholds required under the Fourth Amendment through at least the next twelve months.

Among other things, the Fourth Amendment reduced the borrowings available to $40 million from the previously available $50 million and has eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014, the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum, which is an increase of 25 basis points, on unused availability.

At December 31, 2013 and 2012, the Company had $7.8 million and $24.0 million outstanding under the Credit Facility, respectively, and the aggregate amount of letters of credit outstanding under the Credit Facility was $2.0 million and $1.8 million, respectively, which reduces availability under the Credit Facility. Availability under the Credit Facility was, therefore, $30.2 million and $24.2 million at December 31, 2013 and 2012, respectively.

Mortgage

In 2001, TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2013 was 3.5% per annum, repayable over 15 years with a prepayment penalty.  The outstanding balance on this mortgage was $189,000 at December 31, 2013.

F24

Notes Payable for transportation and construction equipment

The Company purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment.  The notes have terms which range from three to five years in length.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (in thousands):

Years Ending December 31,	Amount
2014	$134
2015	264
2016	7,926
2017	69
2018	72
Thereafter	-
$8,465

12.	Income Taxes and Deferred Tax Asset/Liability

The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2013, and interest and penalties for the years ended December 31, 2012 and 2011 were not significant.  The Company’s U.S. federal income tax returns for 2010 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2009 and later years are open and subject to examination by the state.

Current income tax expense represents federal and state income tax paid or expected to be payable for the years shown in the statements of operations. The income tax expense (benefit) in the accompanying consolidated financial statements consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax expense (benefit)	$(3,928)	$588	$1,639
Deferred tax expense (benefit)	5,150	(1,167)	(18,651)
Total tax expense (benefit)	$1,222	$(579)	$(17,012)

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2013		2012
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation and other	$265	$451	$1,803	$-
Amortization and impairment of goodwill	-	11,108	-	13,181
Accreted interest to put	-	985	-	939
Contingency on lawsuit	-	106	-	130
Noncontrolling interest	-	1,439	-	915
Deferred revenue	6,993	-	-	-
Revaluation of put/call liabilities	-	5,127	-	2,194
Net operating loss carryforwards	-	18,302	-	-
Valuation allowance for deferred tax assets	(7,258)	(23,773)	-	-
Liabilities related to:
Depreciation of property and equipment	-	(12,669)	-	(13,615)
Noncontrolling interest	-	-	-	-
Other	-	(1,076)	-	(771)
Net asset	$-	$-	$1,803	$2,973

F25

The income tax provision (benefit) differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(24,081)	35.0%	$5,997	35.0%	$(18,101)	35.0%
State tax based on income, net of refunds and federal benefits	(1,280)	1.8	(58)	(0.3)	(573)	1.1
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(1,375)	2.0	(5,938)	(34.7)	(444)	0.9
Tax benefits of Domestic Production Activities Deduction	-	-	(84)	(0.5)	(202)	0.4
Impairment associated with goodwill that is not amortizable for tax	-	-	-	-	2,603	(5.0)
Valuation Allowance	28,215	(41.0)	-	-	-	-
Non-taxable interest income	(195)	0.3	(529)	(3.1)	(376)	0.7
Other permanent differences	(62)	0.1	33	0.2	81	(0.2)
Income tax expense (benefit)	$1,222	(1.8)%	$(579)	(3.4)%	$(17,012)	32.9%

We have federal and state income tax net operating loss (“NOL”) carryforwards of $49.1 million and $28.7 million, which will expire at various dates in the next 20 years for U.S. federal income tax and in the next 7 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire as follows (in thousands):

Year	Amount
2020	$963
2028	14,141
2033	62,686
Total	$77,790

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. The cumulative three-year period loss that occurred in the fourth quarter was the result of the significant write-downs recorded during the quarter which significantly increased our deferred tax assets. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $28.2 million has been recorded on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized based on the objective negative evidence. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth.

If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013, will be accounted for as follows: approximately $28.4 million will be recognized as a reduction of income tax expense and $2.6 million will be recorded as an increase in equity.

As a result of certain realization requirements by GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, and December 31, 2012, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $16,000 if and when such deferred tax assets are ultimately realized. On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company intends to adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2014. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.

F26

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

13.	Commitments and Contingencies

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

Self-Insurance

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. The Company has obtained reinsurance coverage for the policy period as follows:

•	Specific excess reinsurance coverage for medical and prescription drug claims per insured person in excess of $55,000 for RLW and JBC, and $95,000 for all other entities within a plan year.

•	Aggregate reinsurance coverage for medical and prescription drug claims within a plan year with a maximum of $1.0 million in excess of an aggregate deductible of $2.5 million.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred $2.4 million, $2.0 million, and $1.2 million, respectively, in expenses related to this plan.

The Company and its subsidiaries are also self-insured for workers’ compensation, general liability, and auto claims up to $250,000, $100,000 and $50,000 per occurrence, respectively, with a maximum aggregate liability of $3.7 million combined casualty losses per year.

The Company’s policy is to accrue the estimated liability for known claims and for estimated workers compensation, employee health, general liability and other claims that have been incurred but not reported as of each reporting date.  At December 31, 2013 and 2012, the Company had recorded an estimated liability of $1.7 million and $1.4 million, respectively, which it believes is adequate for such claims based on its claims history and actuarial studies.  The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims. The Company obtains bonding on construction contracts through Travelers Casualty and Surety Company of America.  As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued.  The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.

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

Litigation

In January 2010, a jury trial was held to resolve a dispute between RHB and a subcontractor.  The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. The Company recorded this verdict as an expense in the year ended December 31, 2009, but appealed this judgment.  The appeal was heard by the Nevada Supreme Court, and during the quarter ended September 30, 2012, the Court upheld the original verdict against RHB. The Company recorded additional expense of $156,000 during that same period to cover court costs and attorney’s fees. Payment for the total judgment, court costs and attorney’s fees was made in October 2012, and this matter is now resolved in its entirety.  There were no significant unresolved legal issues for the year ended December 31, 2013.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company.

F27

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

14.	Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,	Amount
2014	$1,167
2015	1,219
2016	1,062
2017	1,008
2018	1,056
Thereafter	4,065
Total future minimum rental payments	$9,577

Total rent expense for all operating leases amounted to approximately $883,000, $1.2 million and $1.4 million in fiscal years 2013, 2012 and 2011, respectively.

15.	Stockholders’ Equity

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

Treasury and Forfeited Shares

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. During 2011, 286,000 shares were repurchased. There were no shares repurchases in 2013 or 2012.

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

During 2011, one employee left the Company and forfeited 395 shares of restricted common stock.  There were no forfeitures in 2012 and during 2013 there were 8,944 shares forfeited. Such stock was held as treasury stock and canceled during the year.  At December 31, 2013 and 2012, there was no treasury stock held by the Company.

Upon the vesting of unvested common stock (or restricted stock) the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2013, there were 6,652 shares withheld for tax purposes and retired.

F28

Stock-based Compensation and Grants

The Company has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors (the “2001 Plan”). The 2001 Plan is in effect until May 2021 as a result of a May 2011 amendment to extend its term for an additional ten years. The 2001 Plan provides for the issuance of stock awards for up to 1,000,000 shares of the Company’s common stock. The Compensation Committee may reward employees and non-employees with various types of awards including but not limited to warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service or performance criteria.

At December 31, 2013 there were 131,251 shares of common stock available under the 2001 Plan. The 2001 Plan has 123,751 shares available for issuance pursuant to future stock option and share grants and an additional 7,500 shares authorized for issuance to satisfy the future exercise of previously awarded stock options.

No options are outstanding and no shares are or will be available for grant under the Company’s other option plans, all of which have been terminated.

Common Stock Awards

The 2001 plan provides for unvested (or restricted) and vested common stock grants, and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2013	2012	2011
Shares awarded to each non-employee director	4,975	5,155	3,418
Total shares awarded	34,825	30,930	20,508
Average grant-date market price per share	$10.06	$9.70	$14.46
Total compensation cost attributable to shares awarded	$350,000	$300,000	$297,000
Compensation cost recognized related to current and prior year awards	$333,499	$283,333	$194,667

In 2013, 2012 and 2011, several key employees were granted an aggregate total of 25,207, 149,704 and 25,815 shares of unvested common stock, respectively, with a market value of $9.30, $9.70 and $12.67 per share, respectively, resulting in compensation expense of $234,000, $1.5 million and $327,000, respectively, to be recognized ratably over the five-year restriction periods.

In 2013, the Company issued 100,000 shares of unvested common stock to the Company’s CEO.  These shares will vest on March 31, 2018 subject to the satisfaction of a performance condition.  In order to recognize this compensation expense, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met.  These shares must also be re-valued at each reporting period until they vest.  At December 31, 2013, the Company assessed that it would not be probable that the performance condition would be met and reversed the entire previously recorded compensation expense of $223,000.

At December 31, 2013, total unrecognized compensation cost related to unvested common stock was $1.1 million.  This cost is expected to be recognized over a weighted average period of 1.6 years.  Pre-tax compensation expense for stock options and restricted stock grants was $809,000 (with no tax benefit due to tax valuation allowance), $694,000 ($451,000 after tax benefit of 35.0%) and $503,000 ($327,000 after tax benefit of 35.0%), in 2013, 2012 and 2011, respectively.  Proceeds received by the Company from the exercise of options in 2013, 2012 and 2011 were $26,000, $66,000 and $43,000, respectively. In 2013, the Company also awarded common stock of $119,000 which had no service or performance vesting requirements which was treated as compensation expense in 2013.

F29

Stock Option Awards

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	53,900	$3.77
Exercised	(24,400)	3.04
Expired/forfeited	(7,300)	9.35
Outstanding at December 31, 2012	22,200	3.08
Exercised	(8,500)	3.08
Expired/forfeited	(6,200)	3.07
Outstanding at December 31, 2013	7,500	3.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number of Shares	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$3.10	7,500	0.61	$3.10	7,500	$3.10

	Number of Shares	Aggregate Intrinsic Value
Total outstanding and vested in-the-money options at December 31, 2013	7,500	$53,879
Total options exercised during 2013	8,500	$56,600

For unexercised options, aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money option shares) that would have been received by the option holders had all option holders exercised their options and sold them on December 31, 2013.  For options exercised during 2013, aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price on the day of exercise.

At December 31, 2013, there was no unrecognized stock-based compensation expense related to stock options.

Warrants

Warrants attached to zero coupon notes were issued to certain members of management and to certain stockholders in 2001. These ten-year warrants to purchase shares of the Company’s common stock at $1.50 per share became exercisable 54 months from the July 2001 issue date, except that one warrant covering 322,661 shares by amendment became exercisable forty-two months from the issue date.  These warrants were fully exercised prior to their 2011 expiration date.  The following table shows the warrant shares outstanding and the proceeds that have been received by the Company from exercises during the three years ended December 31, 2013.

	Warrants Exercised
	Shares	Company’s Proceeds from Exercise	Year-End Warrant Share Balance
Warrants exercised in 2011	75,431	$113,147	-
Warrants exercised in 2012 and 2013	-	$-	-

F30

16.	Employee Benefit Plans

The Company maintains two defined contribution profit-sharing plan (401(k) plans) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provide for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company made aggregate matching contributions of $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table presents our participation in these plans (dollars in thousands):

Pension Trust Fund	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status1		FIP / RP Status Pending / Implemented2	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement3
		2013	2012		2013	2012	2011
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Orange	Yes	$1,654	$508	$246	No	6/30/2014
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	759	47	-	No	6/30/2014
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	897	431	64	No	6/30/2014
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	517	265	46	No	6/30/2014
All other funds (84)4					2,608	4,290	2,186		Various
				Total Contributions:	$6,435	$5,541	$2,542

1The most recent PPA zone status available in 2013 and 2012 is for the plan’s year-end during 2012 and 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

4These funds include multiemployer plans for pensions and other employee benefits.  The total individually insignificant multiemployer pension costs contributed were $603,000, $466,000 and $299,000 for 2013, 2012 and 2011, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans.  Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.  Due to our 2011 acquisitions (Refer to Note 2) there has been an increase in the number of Sterling employees that participate in multiemployer plans affecting the comparability between 2013, 2012 and 2011 years. The acquisitions occurred August 1, 2011 and resulted in five months of pension and other retirement expenses in that year.  During 2012, the Company incurred the entire year of expenses.

F31

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

17.	Customers

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (dollars in thousands):

	Years Ended December 31,
	2013				2012				2011
	Amount		%		Amount		%		Amount	%
Texas Department of Transportation (“TxDOT”)	$	*	*	%	$	*	*	%	$75,818	15.1%
Utah Department of Transportation (“UDOT”)		*	*			100,658	16.0		144,398	28.8
California Department of Transportation (“Caltrans”)		92,159	16.6			94,171	15.0		*	*

*Represents less than 10% of revenues

At December 31, 2013, Central Texas Mobility Constructors (“CTMC”) owed $16.3 million, Foursquare Properties Inc. owed $11.4 million and City of Honolulu owed $10.0 million to the Company, which is greater than 10% of contract receivables.  At December 31, 2012, North Texas Tollway Authority (“NTTA”) owed $8.8 million to the Company, which is greater than 10% of contract receivables.  At December 31, 2011, UDOT owed $8.8 million to the Company, which is greater than 10% of contract receivables.

18.	Related Party Transactions

The Company has limited related party transactions. The most material transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $197,000, $78,000 and $284,000 in 2013, 2012 and 2011, respectively. The total RLW related party billings for professional and other services, which include accounting, payroll, reimbursement for computer and postage usage, provided by RLW was $870,000, $1.0 million and $655,000 in 2013, 2012 and 2011, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for $228,500 and $178,300 annually, respectively, plus common area maintenance charges of $80,800 and $71,700 per year, respectively. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to less than $152,000, $136,000 and $119,000 in 2013, 2012 and 2011, respectively.

The Company had individually immaterial miscellaneous transactions with related parties that totaled $362,000, $416,000 and $314,000 in 2013, 2012 and 2011, respectively.

During 2012, the Company entered into a business combination with Richard Buenting, the President and Chief Executive Officer of RHB.  Refer to Note 2 for a description of the related party transaction.

During 2011, the Company acquired JBC and agreed to pay an additional purchase price in the form of an earn-out which will be made to a related party as the former owner is the Chief Executive Officer. Refer to Note 2 for a description of the related party transaction.

An independent member of senior management of the Company reviewed all related party purchases before they were transacted.

F32

19.	Quarterly Financial Information (amounts in thousands, except per share data)

The following table summarizes the unaudited quarterly results of operations for 2013 and 2012 (dollars in thousands):

	2013 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$111,035	$133,350	$185,935	$125,916	$556,236
Gross profit (loss)	1,385	(16,635)	8,359	(23,053)	(29,944)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(7,219)	(25,967)	1,715	(37,333)	(68,804)
Net loss attributable to Sterling common stockholders	(4,580)	(17,025)	(189)	(52,135)	(73,929)
Net loss per share attributable to Sterling common stockholders:
Basic	$(0.39)	$(0.93)	$(0.06)	$(3.52)	$(4.91)
Diluted	(0.39)	(0.93)	(0.06)	(3.52)	(4.91)

	2012 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$98,425	$168,709	$205,284	$158,089	$630,507
Gross profit	1,873	15,159	14,170	16,270	47,472
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(3,781)	8,652	4,915	7,347	17,133
Net income (loss) attributable to Sterling common stockholders	(7,500)	3,287	990	2,926	(297)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.44)	$0.15	$0.01	$0.01	$(0.26)
Diluted	(0.44)	0.15	0.01	0.01	(0.26)

The Company’s operating revenues tend to be somewhat higher in the summer months which are typically due to warmer and dryer weather conditions. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. However, from time to time, the Company’s operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

During the first, second and fourth quarters of 2013, the Company recorded changes in estimated revenues and gross margin which resulted in net charges of $4.3 million, $20.6 million and $37.7 million, respectively. A significant portion of these revisions were attributable to three projects. Furthermore, during the fourth quarter, management recorded a valuation allowance of $28.2 million on the net deferred tax assets as a result of the fourth quarter revisions mentioned above. Refer to Note 12 for our disclosure regarding income taxes and deferred assets and liabilities.

During the first quarter of 2012, the Company recorded a $4.4 million after-tax charge, or $0.27 per diluted share attributable to Sterling common shareholders, related to an agreement with the noncontrolling interest owners of RLW to exclude the impact of any goodwill impairment from earning attributable to such owners.

33