Form 10-Q
period 2014-03-31
STERLING CONSTRUCTION CO INC
filed 2014-05-12
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At May 7, 2014, there were 18,773,098 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.    Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,287	$1,872
Contracts receivable, including retainage	78,345	77,245
Costs and estimated earnings in excess of billings on uncompleted contracts	18,751	11,684
Inventories	6,030	6,189
Receivables from and equity in construction joint ventures	11,196	6,118
Other current assets	11,485	11,377
Total current assets	127,094	114,485
Property and equipment, net	89,432	93,683
Goodwill	54,820	54,820
Other assets, net	9,475	10,030
Total assets	$280,821	$273,018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,006	$61,599
Billings in excess of costs and estimated earnings on uncompleted contracts	27,447	31,576
Current maturities of long-term debt	194	134
Income taxes payable	2,036	2,035
Accrued compensation	6,809	5,755
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	196	196
Other current liabilities	3,330	4,504
Total current liabilities	102,018	105,799
Long-term liabilities:
Long-term debt, net of current maturities	21,084	8,331
Member’s interest subject to mandatory redemption and undistributed earnings	24,169	23,989
Other long-term liabilities	1,126	2,105
Total long-term liabilities	46,379	34,425
Commitments and contingencies (Note 8)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 19,000,000 shares authorized, 16,678,104 and 16,657,754 shares issued	167	167
Additional paid in capital	191,160	190,926
Retained deficit	(62,112)	(62,317)
Accumulated other comprehensive income	27	117
Total Sterling common stockholders’ equity	129,242	128,893
Noncontrolling interests	3,182	3,901
Total equity	132,424	132,794
Total liabilities and equity	$280,821	$273,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$134,538	$111,035
Cost of revenues	(126,669)	(109,650)
Gross profit	7,869	1,385
General and administrative expenses	(8,484)	(9,611)
Other operating income, net	1,056	343
Operating income (loss)	441	(7,883)
Gain on sale of securities	-	482
Interest income	358	281
Interest expense	(319)	(99)
Income (loss) before income taxes and earnings attributable to noncontrolling owners’ interests	480	(7,219)
Income tax benefit	-	2,800
Net income (loss)	480	(4,419)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(275)	(161)
Net income (loss) attributable to Sterling common stockholders	$205	$(4,580)

Net earnings (loss) per share attributable to Sterling common stockholders:
Basic	$0.01	$(0.39)
Diluted	$0.01	$(0.39)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	16,667,939	16,598,255
Diluted	16,855,173	16,598,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Sterling common stockholders	$205	$(4,580)
Net income attributable to noncontrolling owners’ interests included in equity	275	186
Net loss attributable to noncontrolling owners’ interests included in liabilities	-	(25)
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	-	(307)
Realized gain from settlement of derivatives	(14)	(17)
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	(76)	45
Comprehensive income (loss)	$390	$(4,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Treasury Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive	Noncon- trolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance at January 1, 2014	16,658	$167	-	$-	$190,926	$(62,317)	$117	$3,901	$132,794
Net income	-	-	-	-	-	205	-	275	480
Other comprehensive loss	-	-	-	-	-	-	(90)	-	(90)
Issuance and amortization of restricted stock	20	-	-	-	234	-	-	-	234
Distribution to owners	-	-	-	-	-	-	-	(994)	(994)
Balance at March 31, 2014	16,678	$167	-	$-	$191,160	$(62,112)	$27	$3,182	$132,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$205	$(4,580)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	275	161
Net income (loss)	480	(4,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,633	4,622
Gain on disposal of property and equipment	(283)	(100)
Deferred tax benefit	-	(139)
Stock-based compensation expense	234	278
Gain on sale of securities	-	(471)
Tax impact from exercise of stock options	-	15
Changes in operating assets and liabilities:
Contracts receivable	(1,100)	6,424
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,067)	(13,739)
Receivables from and equity in construction joint ventures	(5,078)	1,555
Income tax receivable	(87)	(2,672)
Other current assets	727	(1,881)
Accounts payable	407	6,246
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,129)	(6,048)
Accrued compensation and other liabilities	(919)	81
Net cash used in operating activities	(12,182)	(10,248)
Cash flows from investing activities:
Additions to property and equipment	(2,283)	(4,898)
Proceeds from sales of property and equipment	2,260	813
Purchases of short-term securities, available for sale	-	(505)
Sales of short-term securities, available for sale	-	28,151
Net cash (used in) provided by investing activities	(23)	23,561
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	66,278	35,888
Cumulative daily repayments – Credit Facility	(53,416)	(48,179)
Distributions to noncontrolling interest owners	(994)	-
Tax impact from exercise of stock options	-	(15)
Other	(248)	5
Net cash provided by (used in) financing activities	11,620	(12,301)
Net (decrease) increase in cash and cash equivalents	(585)	1,012
Cash and cash equivalents at beginning of period	1,872	3,142
Cash and cash equivalents at end of period	$1,287	$4,154
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$265	$182
Cash paid during the period for income taxes	$-	$21
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$-	$(1,854)

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

We determined that Myers and Sons Construction, L.P., a company in which we have a 50% limited partner interest (“Myers”), is a variable interest entity. As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the condensed consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the condensed statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

Where the Company is a noncontrolling joint venture partner, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets.  Refer to Note 3 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2013 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2014 and the results of operations and cash flows for the periods presented.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but, as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K.  These accounting policies include, but are not limited to, those related to:

• contracts receivable, including retainage
• revenue recognition
• valuation of property and equipment, goodwill and other long-lived assets
• construction joint ventures
• income taxes
• segment reporting

There have been no material changes to significant accounting policies since December 31, 2013.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Changes in estimated gross margin during the three months ended March 31, 2014 resulted in a net gain of $2.7 million included in operating income or $0.16 per diluted share attributable to Sterling common stockholders.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term investments, short-term and long-term contract receivable, derivatives, accounts payable, mortgage and notes payable, a credit facility with Comerica Bank (“Credit Facility”), the buy/sell agreement related to certain noncontrolling owners’ interests in subsidiaries which was converted to a mandatorily redeemable long-term liability on December 30, 2013 and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).  The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  We currently have one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $0.1 million for the three months ended March 31, 2014. The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  Refer to Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of a certain earn-out liability and the change to the mandatorily redeemable long-term liability.  The Company had one mortgage outstanding at March 31, 2014 and December 31, 2013 with a remaining balance of $0.2 million in both periods.  The mortgage was accruing interest at 3.50% at both March 31, 2014 and December 31, 2013 and contains pre-payment penalties.  At March 31, 2014 and December 31, 2013, the fair value of the mortgage approximated book value. The Company also has long-term notes payable of $0.4 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 4.24% to 6.29%.  The fair value of the notes payable approximates their book value.  The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K).

In order to assess the fair value of the Company’s financial instruments, the Company uses the fair value hierarchy established by GAAP which prioritizes the inputs used in valuation techniques into the following three levels:

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

For each financial instrument, the Company uses the highest priority level input that is available in order to appropriately value that particular instrument.  In certain instances, Level 1 inputs are not available and the Company must use Level 2 or Level 3 inputs.  In these cases, the Company provides a description of the valuation techniques used and the inputs used in the fair value measurement.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have an impact on the Company's condensed consolidated financial statements as the Company did not have an unrecognized tax benefit at the reporting date.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing GAAP guidance.  ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013 and is applied retrospectively to all prior periods presented.  The adoption of ASU 2013-04 did not have an impact on the Company’s condensed consolidated financial statements as no such liabilities existed at the reporting date.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2014, approximately $1.1 million of cash and cash equivalents was fully insured by the FDIC under its standard maximum deposit insurance amount guidelines.  At March 31, 2014, cash and cash equivalents included $0.5 million belonging to majority-owned joint ventures that are consolidated in the accompanying condensed financial statements which generally cannot be used for purposes outside such joint ventures.

At March 31, 2014 and December 31, 2013, the Company had no short-term investments.

At March 31, 2013, gains and losses realized on short-term investment securities were included in “Gain on sale of securities” in the accompanying condensed consolidated statements of operations.  Unrealized gains on short-term investments were included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses were considered temporary.  For the three months ended March 31, 2013, total proceeds from sales of short-term investments were $28.2 million with gross realized gains of $0.5 million and immaterial gross realized losses.  Accumulated other comprehensive income at March 31, 2013 included unrealized gains on short-term investments of $0.6 million less the associated taxes of $0.2 million.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss was based on the specific security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

For the three months ended March 31, 2014 and 2013, the Company earned interest income of zero and $0.2 million, respectively, on its cash, cash equivalents and short-term investments.  These amounts were recorded in interest income in our condensed consolidated statement of operations.

3.	Construction Joint Ventures

We participate in various construction joint venture partnerships.  Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners.  Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K for further information.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2014	December 31, 2013
Total combined:
Current assets	$45,036	$51,329
Less current liabilities	(64,340)	(64,531)
Net assets	$(19,304)	$(13,202)
Backlog	$84,905	$101,014

Sterling’s noncontrolling interest in backlog	$26,946	$30,652
Sterling’s receivables from and equity in net assets of construction joint ventures	$11,196	$6,118

	Three Months Ended March 31,
	2014	2013
Total combined:
Revenues	$19,237	$24,874
Income (loss) before tax	560	(4,399)

Sterling’s noncontrolling interest:
Revenues	$8,931	$9,078
Income (loss) before tax	559	(2,216)

Approximately $27 million of the Company’s backlog at March 31, 2014 was attributable to projects performed by joint ventures.  The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

4.	Property and Equipment

 Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Construction equipment	$126,183	$127,199
Transportation equipment	18,602	19,132
Buildings	10,512	10,512
Office equipment	2,025	2,025
Leasehold Improvement	828	816
Construction in progress	280	-
Land	5,306	5,309
Water rights	200	200
	163,936	165,193
Less accumulated depreciation	(74,504)	(71,510)
	$89,432	$93,683

5.	Derivative Financial Instruments

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

At March 31, 2014, accumulated other comprehensive income consisted of unrecognized gains of $27,000, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three months ended March 31, 2014, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $14,000.

At March 31, 2014, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 820,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 50,000 gallons over the period from April 2014 to August 2015 at fixed prices per gallon ranging from $2.75 to $2.89.

The derivative instruments are recorded on the condensed consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	March 31, 2014	December 31, 2013
Derivative assets:
Deposits and other current assets	$23	$109
Other assets, net	4	8
	$27	$117

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	March 31, 2014	March 31, 2013
Increase (decrease) in fair value of derivatives included in other comprehensive income (loss) - effective portion	$(90)	$43
Realized gain included in cost of revenues - effective portion	14	26
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	-	-

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties.  The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s mark-to-market statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 1 for a description of the inputs used to value the information shown above.

At March 31, 2014 and December 31, 2013, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income by Component

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

Three Months Ended March 31, 2014 (*)
Unrealized Gain and Loss on Cash Flow Hedges
Beginning Balance	$117
Other comprehensive income before reclassification	(76)
Amounts reclassified from accumulated other comprehensive income	(14)
Net current-period other comprehensive income	(90)
Ending Balance	$27

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (*)
	Three Months Ended March 31,
Details About Accumulated Other Comprehensive Income Components	2014	2013	Statement of Operations Classification
Realized gain on available-for sale securities	$-	$482	Gain on sale of securities
Less: Income tax expense	-	(175)	Income tax (expense) benefit
Total reclassification related to available-for-sale securities	$-	$307	Net income (loss)

Realized gain on cash flow hedges	$14	$26	Cost of revenues
Less: Income tax expense	-	(9)	Income tax (expense) benefit
Total reclassification related to cash flow hedges	$14	$17	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense or benefit represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statement of operations.  The income tax benefit in the accompanying condensed consolidated financial statements consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax benefit	$-	$(2,661)
Deferred tax benefit	-	(139)
Total tax benefit	$-	$(2,800)

The Company is not expecting a current tax liability for the year due to sufficient net operating losses that will offset projected taxable income.  Therefore, no tax expense has been recorded for the three months ended March 31, 2014.

The Company’s deferred tax expense or benefit reflects the change in deferred tax assets or liabilities.  The Company performed an analysis to determine whether it is more likely than not the deferred tax asset is expected to be realized in future years.  Based upon this analysis, a valuation allowance has been recorded on our net deferred tax assets for the three months ended March 31, 2014.   The Company also recorded a valuation allowance in the fourth quarter of 2013.  Therefore, there has been no change in net deferred taxes for the three months ended March 31, 2014.

The deferred tax benefit in the three months ended March 31, 2013 reflects, among other temporary timing differences, the change in deferred tax assets or liabilities related to lower tax depreciation than book depreciation offset by the impact of the amortization of goodwill for tax purposes

On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued the final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”).  The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years.  The Company intends to adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property for tax years on or after January 1, 2014.  The tangible property regulations may require the Company to make additional tax accounting method changes for tax years beginning on or after January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.

The income tax expense or benefit differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Three Months Ended March, 31
	2014		2013
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$168	35.0%	$(2,526)	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	5	1.0	(115)	1.6
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(165)	(34.4)	(59)	0.8
Valuation allowance	(55)	(11.5)	-	-
Non-taxable interest income	-	-	(80)	1.1
Other permanent differences	47	9.9	(20)	0.3
Income tax benefit	$-	-%	$(2,800)	38.8%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

8.	Contingencies Related to Litigation and Guarantees

The Company is the subject of certain claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the condensed consolidated financial statements of the Company.

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

The Company also agreed with Mr. Buenting to amend and restate the operating and management agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the amendments, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital (“APIC”).  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations shall be offset to retained earnings up to the amounts previously charged to retained earnings. The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value.  Based on the Company’s calculation, the trailing twelve months EBITDA times the multiple of 4.5 provided the higher of the two methods.  As such, the total charge resulted in a net pre-tax charge of $3.0 million for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the first quarter of 2013.

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

The amended agreements resulted in an obligation that the Company is certain to incur, either through Mr. Buenting’s permanent disability or death for Mr. Buenting’s 50% members’ interest; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheet.  The liability consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Member’s interest subject to mandatory redemption	$20,000	$20,000
Undistributed earnings attributable to this interest	4,169	3,989
Total liability	$24,169	$23,989

Undistributed earnings increased by $0.2 million during the first quarter of 2014 and were recorded in “Other operating income, net” on the Company’s condensed consolidated statement of operations.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement and will be made to a related party as the former owner is the chief executive officer.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above mentioned earn-out agreement in order to reduce the Company’s currently recorded liability while providing the former owner, and current chief executive officer of JBC, a greater incentive to meet earnings benchmarks.  The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability reducing the total earn-out liability to $1.4 million on December 31, 2013.  As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increases the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met.  The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017.  The yearly excess forecasted EBITDA in our calculation at March 31, 2014 ranged from 0% to 33% of the minimum EBITDA benchmarks for the years 2014 through 2017.  The discounted present value of the additional purchase price was estimated to be $0.4 million as of March 31, 2014 which included a revaluation benefit of $0.2 million recorded in interest income on the condensed consolidated statement of operations.  The undiscounted earn-out liability as of March 31, 2014 is estimated at $0.4 million and could increase by $8.9 million if EBITDA during the earn-out period increases $17.7 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year.  Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities on the accompanying consolidated balance sheets.

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$4,097	$20,046
Net loss attributable to noncontrolling interest included in liabilities	-	(25)
Net income attributable to noncontrolling interest included in equity	275	186
Change in fair value of RLW put/call	-	(58)
Change in fair value of RHB obligation	-	2,981
Distributions to noncontrolling interest owners	(994)	-
Balance, end of period	$3,378	$23,130

The “noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the three months ended March 31, 2014, shown in the accompanying condensed consolidated statement of operations, was $0.3 million, which the Company includes in equity.  There was also a distribution of $1.0 million to certain noncontrolling interest members during the quarter.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  Refer to Note 15 of the Notes to Consolidated Financial Statements included in the 2013 Form 10-K for further information.  We recorded stock-based compensation expense of $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

In addition, the Company has shares outstanding that are subject to the completion of certain performance conditions.  In order to recognize the compensation expense related to these shares, the Company must assess at each reporting period whether it is probable that the performance conditions will be met.  These shares must also be re-valued at each reporting period until they vest.  At March 31, 2014, the Company assessed that it would not be probable that the performance conditions would be met for these shares and has not recorded any expense for the first quarter of 2014.

At March 31, 2014, total unrecognized compensation cost related to unvested restricted stock awards was $0.9 million.  This cost is expected to be recognized over a weighted average period of 1.8 years.  There was no unrecognized compensation expense related to stock options at March 31, 2014 and 2013.  Proceeds received by the Company from the exercise of options for the three months ended March 31, 2014 and 2013 were zero and $9,150, respectively.  No options were granted in the three months ended March 31, 2014 or 2013.

At March 31, 2014, there were 288,193 and 4,500 shares of common stock covered by outstanding restricted stock and stock options, respectively.  All of the stock options were vested while the restricted stock has not fully vested.

11.	Variable Interest Entities

We own a 50% interest in Myers, of which we are the primary beneficiary, and have consolidated Myers into our financial statements.  Because the Company exercises primary control over activities of the partnership and is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition.  Refer to Note 3 of the Notes to Consolidated Financial Statements included in the 2013 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers which is reflected in our condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$495	$566
Contracts receivable, including retainage	9,486	6,475
Other current assets	4,568	7,964
Total current assets	14,549	15,005
Property and equipment, net	6,442	6,869
Other assets, net	5	5
Goodwill	1,501	1,501
Total assets	$22,497	$23,380
Liabilities:
Current liabilities:
Accounts payable	$6,090	$8,361
Other current liabilities	9,988	7,080
Total current liabilities	16,078	15,441
Long-term liabilities:
Other long-term liabilities	56	137
Total liabilities	$16,134	$15,578

	Three Months Ended March 31,
	2014	2013
Revenues	$16,861	$10,789
Operating income	550	372
Net income attributable to Sterling common stockholders	275	121

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) attributable to Sterling common stockholders	$205	$(4,580)
Revaluation of noncontrolling interest obligations reflected in retained earnings, net of tax	-	(1,854)
	$205	$(6,434)
Denominator:
Weighted average common shares outstanding – basic	16,668	16,598
Shares for dilutive stock options and warrants	187	-
Weighted average common shares outstanding and assumed conversions – diluted	16,855	16,598
Basic earnings (loss) per share attributable to Sterling common stockholders	$0.01	$(0.39)
Diluted earnings (loss) per share attributable to Sterling common stockholders	$0.01	$(0.39)

In accordance with the treasury stock method, 135,879 shares of restricted stock and stock options were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2013, as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

13.	Covenant Compliance

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to fixed charges, leverage, tangible net worth, asset coverage and total loss for a quarterly period. The Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions and pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions;
•	Make investments in securities.

At the end of the fourth quarter of 2013, the Company was not in compliance with the minimum tangible net worth and the leverage ratio financial covenants.  As a result, subsequent to year end, the Company obtained a Waiver and Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with its lender which waived the noncompliance with the financial covenants as of December 31, 2013 and provided less restrictive covenant requirements.  The Fourth Amendment also imposed liquidity thresholds that the Company is required to meet in 2014.  The Company believes that it will be able to maintain compliance with all covenants required under the Fourth Amendment through at least the next twelve months.  Refer to Note 14 regarding a revised amendment which eased our required liquidity thresholds.

Among other things, the Fourth Amendment reduced the borrowings available to $40.0 million from the previously available $50 million and has eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014 the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum on unused availability.

14.	Subsequent Events

On April 29, 2014, an amended “shelf” registration statement filed by the Company with the Securities and Exchange Commission (“SEC”) became effective.  Under the amended shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total of $80 million.  The securities described in the prospectus include common and preferred stock, depository shares, debt securities, warrants entitling the holders to purchase one or more classes or series of these securities or units consisting of two or more of these issuances, classes or series of securities.  Net proceeds from the sales of the offered securities may be used for working capital needs, capital expenditures and other expenditures related to general corporate purposes, including future acquisitions.

On April 29, 2014, the Company and its lender amended the Credit Facility (the “Fifth Amendment”) which removed a requirement that the Company raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that the Company raises $10 million of new equity capital by May 30, 2014.  Any new equity capital will be used to repay outstanding indebtedness under the Credit Facility, and will not reduce the Company’s borrowing capacity.

On May 6, 2014, the Company closed on a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The intended use of the net proceeds of approximately $14 million from the offering, after deducting underwriting discounts and estimated offering expenses, is to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned above.

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

•
factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bids, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) under “Item 1A. —Risk Factors.”

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

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. These acquisitions also extended Sterling’s service profiles.  For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2013 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended March 31, 2014 and “Prior Quarter” refers to the three month period ended March 31, 2013.

Financial Results for the Current Quarter, Operational Issues and Outlook for 2014 Financial Results

In the Current Quarter, the Company had operating income of $0.4 million, income before income taxes and earnings attributable to noncontrolling interest owners of $0.5  million, net income attributable to Sterling common stockholders of $0.2 million and net earnings per diluted share attributable to Sterling common stockholders of $0.01.

Revenues for the Current Quarter increased 21.2% from the Prior Quarter, primarily as the result of the increased number of projects in progress, largely in our Texas market.  Our overall margins increased to 5.8% for the Current Quarter as compared to a 1.2% gross margin in the Prior Quarter.  The increase in gross margin during this period is attributed to our continuing focus and efforts to improve profitability on projects.

In the 2013 Form 10-K, we discussed various factors which impact the profitability on individual projects as well as the competitive pressures that have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  Federal and state legislation related to infrastructure spending has been slow to pass due to the partisan standoffs in Congress.  However, with the passage of MAP-21 and the expanded federal Transportation Infrastructure Finance and Innovation Act (TIFIA) loan program, the transportation market has some degree of certainty for its near term funding.

For 2014, we are cautiously optimistic that the enacted government spending and our efforts to continuously improve our processes and focus our efforts on profitability will result in improved gross margins.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2013 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at March 31, 2014

At March 31, 2014, our backlog of construction projects was $799 million, as compared to $687 million at December 31, 2013. Our contracts are typically completed in 12 to 36 months.  At March 31, 2014, there was approximately $71 million excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $27 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollar amounts in thousands)
Revenues	$134,538	$111,035	21.2%
Gross profit	$7,869	$1,385	NM
General and administrative expenses	(8,484)	(9,611)	(11.7)
Other operating income, net	1,056	383	NM
Operating income (loss)	441	(7,883)	NM
Gain on sale of securities	-	482	NM
Interest income	358	281	27.4
Interest expense	(319)	(99)	NM
Income (loss) before income taxes and earnings attributable to noncontrolling owners’ interests	480	(7,219)	NM
Income tax benefit	-	2,800	NM
Net income (loss)	480	(4,419)	NM
Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures	(275)	(161)	70.8
Net income (loss) attributable to Sterling common stockholders	$205	$(4,580)	NM
Gross margin	5.8%	1.2%	NM
Operating margin	0.3%	(7.2)%	NM

	Amount as of
	March 31, 2014	December 31, 2013
Contract backlog, end of period	$799,000	$687,000

NM – Not meaningful.

Revenues

Revenues increased $23.5  million, or 21.2%, in the Current Quarter compared with the Prior Quarter.  This increase is primarily attributable to the increased number of projects in progress, largely in our Texas market.

Gross Profit

Gross profit increased $6.5 million for the Current Quarter compared with the Prior Quarter and gross margins increased to 5.8% in the Current Quarter from 1.2% in the Prior Quarter.  The increase in gross margin during this period is attributed to our continuing focus and efforts to improve profitability on projects.  Projects in the Prior Quarter were impacted by downward revisions on several large projects, particularly in the Texas market.

At March 31, 2014 and 2013, we had approximately 113 and 81 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses decreased $1.1 million to $8.5 million in the Current Quarter from $9.6 million in the Prior Quarter.  As a percent of revenues, general and administrative expenses for the Current Quarter decreased 2.4% to 6.3% compared with 8.7% in the Prior Quarter.  This decrease is primarily attributable to a decrease in employee benefit costs and non-recurring costs.

Other Operating Income

Other operating income increased primarily as a result of a one-time gain of $1.0 million related to a revaluation of a receivable that had been written down as uncollectable in the fourth quarter of 2013.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were zero and 38.8%, respectively.  We are not expecting a current tax liability for the year due to sufficient net operating losses that will offset projected taxable income.  Therefore, no tax expense was recorded for the three months ended March 31, 2014.  In the Prior Quarter, the effective income tax rate varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The realizability of deferred tax assets and need for a valuation allowance is evaluated and assessed quarterly.  The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth.  For the quarter ended March 31, 2014, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2013.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(12,182)	$(10,248)
Capital expenditures	(2,283)	(4,898)
Proceeds from sales of property and equipment, net of gain	2,260	813
Net sales of short-term securities	-	27,646
Distributions to noncontrolling interest owners	(994)	-
Net drawdown (repayment) on the Credit Facility	12,862	(12,291)
Other	(248)	(10)
Total	$(585)	$1,012

	Amount as of
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$1,287	$1,872
Working capital	$25,076	$8,686

Operating Activities

Significant non-cash items included in operating activities include:

•
depreciation and amortization expense which was $4.6 million in each of the Current Quarter and Prior Quarter; the depreciation expense has remained steady from Prior Quarter to Current Quarter as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment.

Besides the net income (loss) in the Current and Prior Quarters and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable increased by $1.1 million in the Current Quarter and decreased $6.4 million in the Prior Quarter while the net cash flow effect of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings decreased by $11.2 million in the Current Quarter and $19.8 million in the Prior Quarter;

•
receivables from and equity in construction joint ventures increased by $5.1 million and decreased $1.6 million in the Current Quarter and Prior Quarter, respectively, which is the result of increased profitable joint venture activity in the Current Quarter while Prior Quarter joint venture activity was not profitable overall;

•	accounts payable increased by $0.4 million in the Current Quarter and $6.3 million in the Prior Quarter; and
•	accrued compensation and other liabilities decreased by $0.9 million in the Current Quarter and increased by $0.1 million in the Prior Quarter.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Quarter and Prior Quarter totaled $2.3 million and $4.9 million, respectively.  Proceeds from the sale of property and equipment for the Current Quarter and Prior Quarter totaled $2.3 million and $0.8 million, respectively, with an associated net gain for the Current Quarter and Prior Quarter of $0.3 million and $0.1 million, respectively.  The level of expenditures in the Current Quarter decreased by $2.6 million from the Prior Quarter as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased assets where appropriate.

During the Current Quarter, the Company had no sales of short-term securities as compared to net sales of short-term securities of $27.6 million in the Prior Quarter.  The net sales in the Prior Quarter were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Quarter consisted of a net drawdown of $12.9 million in order to fund our operating activities.  In the Prior Quarter, the net repayment of the Credit Facility of $12.3 million was primarily paid for by the sale of short-term securities discussed above.  During the Current Quarter, a distribution of $1.0 million was approved to a certain noncontrolling interest member.  Subsequent to March 31, 2013, the members of RLW approved the distribution of $2.3 million in net income to the noncontrolling interest owners for the three months ended December 31, 2012 in accordance with the RLW operating agreement, as amended.

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

Some of these fluctuations can be significant.  As of March 31, 2014, we had working capital of $25.1 million, an increase of $16.4 million over December 31, 2013. The increase in working capital was the result of the following (amounts in thousands):

Net income	$480
Depreciation and amortization	4,633
Capital expenditures	(2,283)
Proceeds from sales of property and equipment, net of gain	1,977
Distributions to noncontrolling interest owners	(994)
Net drawdown on the Credit Facility	12,862
Other	(285)
Total increase in working capital	$16,390

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.   Subject to the conditions under the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $40 million in borrowings and letters of credit are available under the Credit Facility, which matures on September 30, 2016.  Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2014, there was $20.7 million in borrowings outstanding under the Credit Facility; however, there was a letter of credit of $2.0 million outstanding which reduced availability under the Credit Facility to $17.3 million.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to leverage, tangible net worth, asset coverage and total loss for a quarterly period. The Credit Facility contains restrictions on our ability to:

•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and

•	Make investments in securities.

At the end of the fourth quarter of 2013, we were not in compliance with the minimum tangible net worth and the leverage ratio financial covenants.  As a result, subsequent to year end, we obtained a Waiver and Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with our bank which waived the noncompliance with the financial covenants as of December 31, 2013 and provided less restrictive covenant requirements.  The Fourth Amendment also imposed liquidity thresholds that we are required to meet in 2014.  We believe that we will be able to maintain compliance with all covenants required under the Fourth Amendment through at least the next twelve months.  Refer to the discussion below of our revised amendment which eased our required liquidity thresholds.

Among other things, the Fourth Amendment reduced the borrowings available to $40 million from the previously available $50 million and has eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014 the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum on unused availability.

On April 29, 2014, we obtained an amendment (the “Fifth Amendment”) with our bank which removed a requirement that we raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that we raise $10 million of new equity capital by May 30, 2014.  Any new equity capital will be used to repay outstanding indebtedness under the Credit Facility, and will not reduce our borrowing capacity.

Average borrowings under the Credit Facility for the Current Quarter were $21.1 million and the largest amount of borrowings under the Credit Facility was $33.7 million on March 17, 2014.  Average borrowings under the Credit Facility for the Prior Quarter were $7.3 million and the largest amount of borrowings under the Credit Facility was $30.4 million on January 15, 2013.

In addition, as discussed in Note 14 to the accompanying financial statements, on April 29, 2014, an amended “shelf” registration statement filed by the Company with the Securities and Exchange Commission (“SEC”) became effective.  Under the amended shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total of $80 million, the proceeds of which may be used for working capital, capital expenditures and general corporate purposes, including future acquisitions.

On May 6, 2014, we closed on a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The intended use of the net proceeds of approximately $14 million from the offering, after deducting underwriting discounts and estimated offering expenses, is to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned above.

We believe that we have sufficient liquid financial resources, including the unused portion of our Credit Facility, to fund our requirements for the next twelve months of operations, including our bonding requirements, and we expect no material adverse change in our liquidity.  Furthermore, we believe we have several financing options available, including additional debt or equity financing, and we are continually assessing these options to provide the Company with the lowest cost of capital possible.  Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Liquidity and Sources of Capital” in the 2013 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of March 31, 2014, we had diesel futures contracts for 820,000 gallons with fixed prices at an average of $2.84 per gallon.  This compares to the March 31, 2014 price for off-road ultra-low sulfur diesel published by Platts of $2.91.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and subcontracts do not contain quantity guarantees, and we have no obligation to the suppliers or subcontractors for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or derivative contracts entered into to hedge against certain such increases, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or through project re-engineering.

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2013 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At March 31, 2014, there was approximately $85 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $27 million represented our proportionate share.  Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2014, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation− Liquidity and Sources of Capital−Contractual Obligations” in the 2013 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the Current Quarter were $21.1 million.  Based on our current level of borrowings for 2014, a change of 1.0% in our interest rate would have a $0.2 million impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at March 31, 2014:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	March 31, 2014 (amounts in thousands)
April 1, 2014	December 31, 2014	$2.79 – 2.89	$2.85	720,000	$23
January 1, 2015	August 31, 2015	$2.75 – 2.79	$2.77	100,000	4
					$27

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We must manage our liquidity carefully to fund our working capital.

The need for working capital for our business varies due to fluctuations in the following amounts, among other factors:

•	contract receivables and contract retentions;
•	costs and estimated earnings in excess of billings;
•	billings in excess of costs and estimated earnings;
•	the size and status of contract mobilization payments and progress billings; and
•	the amounts owed to suppliers and subcontractors.

We have limited cash on hand and the timing of payments on our contract receivables are difficult to predict.  If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

There have not been any material changes from the other risk factors previously disclosed in Item 1A of the 2013 Form 10-K.

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

____________
*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	May 12, 2014	By:	/s/ Peter E. MacKenna
Peter E. MacKenna President and Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Thomas R. Wright
Thomas R. Wright Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2014
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

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________
*	Filed herewith.