Form 10-Q
period 2014-06-30
STERLING CONSTRUCTION CO INC
filed 2014-08-11
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
Commission file number 1-31993
STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
DELAWARE	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (281) 821-9091

(Former name, former address and former fiscal year, if changed from last report)
20810 Fernbush Lane Houston, Texas	77073
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At July 31, 2014, there were 18,808,389 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.  Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,281	$1,872
Contracts receivable, including retainage	104,609	77,245
Costs and estimated earnings in excess of billings on uncompleted contracts	31,985	11,684
Inventories	5,587	6,189
Receivables from and equity in construction joint ventures	8,817	6,118
Other current assets	11,769	11,377
Total current assets	177,048	114,485
Property and equipment, net	88,925	93,683
Goodwill	54,820	54,820
Other assets, net	8,921	10,030
Total assets	$329,714	$273,018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,157	$61,599
Billings in excess of costs and estimated earnings on uncompleted contracts	30,247	31,576
Current maturities of long-term debt	478	134
Income taxes payable	2,036	2,035
Accrued compensation	8,943	5,755
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	-	196
Other current liabilities	4,015	4,504
Total current liabilities	135,876	105,799
Long-term liabilities:
Long-term debt, net of current maturities	19,622	8,331
Member’s interest subject to mandatory redemption and undistributed earnings	24,299	23,989
Other long-term liabilities	812	2,105
Total long-term liabilities	44,733	34,425
Commitments and contingencies (Note 8)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 18,807,389 and 16,657,754 shares issued	188	167
Additional paid in capital	205,343	190,926
Retained deficit	(60,911)	(62,317)
Accumulated other comprehensive income	58	117
Total Sterling common stockholders’ equity	144,678	128,893
Noncontrolling interests	4,427	3,901
Total equity	149,105	132,794
Total liabilities and equity	$329,714	$273,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$194,806	$133,350	$329,343	$244,385
Cost of revenues	(182,307)	(149,985)	(308,974)	(259,632)
Gross profit (loss)	12,499	(16,635)	20,369	(15,247)
General and administrative expenses	(9,507)	(9,486)	(17,991)	(19,097)
Other operating income (expense), net	(457)	108	599	450
Operating income (loss)	2,535	(26,013)	2,977	(33,894)
Gain on sale of securities	-	-	-	483
Interest income	189	255	531	536
Interest expense	(251)	(209)	(554)	(308)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	2,473	(25,967)	2,954	(33,183)
Income tax (expense) benefit	(28)	9,747	(28)	12,547
Net income (loss)	2,445	(16,220)	2,926	(20,636)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,245)	(805)	(1,520)	(966)
Net income (loss) attributable to Sterling common stockholders	$1,200	$(17,025)	$1,406	$(21,602)

Net earnings (loss) per share attributable to Sterling common stockholders:
Basic	$0.07	$(0.93)	$0.08	$(1.32)
Diluted	$0.07	$(0.93)	$0.08	$(1.32)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	17,942,124	16,629,630	17,308,551	16,612,924
Diluted	18,110,025	16,629,630	17,464,229	16,612,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net income (loss) attributable to Sterling common stockholders	$1,406	$(21,602)
Net income attributable to noncontrolling owners’ interests included in equity	1,520	678
Net income attributable to noncontrolling owners’ interests included in liabilities	-	288
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	-	(309)
Change in unrealized holding loss on available-for-sale securities	-	(498)
Realized gain from settlement of derivatives	(30)	(2)
Change in the effective portion of unrealized gain in fair market value of derivatives	(29)	(88)
Comprehensive income (loss)	$2,867	$(21,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive	Noncon- trolling
	Shares	Amount	Capital	(Deficit)	Income	Interests	Total
Balance at January 1, 2014	16,658	$167	$190,926	$(62,317)	$117	$3,901	$132,794
Net income	-	-	-	1,406	-	1,520	2,926
Other comprehensive loss	-	-	-	-	(59)	-	(59)
Stock issued upon option exercises	2	-	6	-	-	-	6
Issuance and amortization of restricted stock	47	-	383	-	-	-	383
Distribution to owners	-	-	-	-	-	(994)	(994)
Stock issued in equity offering, net of expenses	2,100	21	14,029	-	-	-	14,050
Other	-	-	(1)	-	-	-	(1)
Balance at June 30, 2014	18,807	$188	$205,343	$(60,911)	$58	$4,427	$149,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$1,406	$(21,602)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,520	966
Net income (loss)	2,926	(20,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,201	9,486
Gain on disposal of property and equipment	(916)	(35)
Deferred tax benefit	-	(9,280)
Stock-based compensation expense	383	480
Gain on sale of securities	-	(483)
Tax impact from exercise of stock options	-	17
Changes in operating assets and liabilities:
Contracts receivable	(27,364)	(16,878)
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,301)	(2,735)
Receivables from and equity in construction joint ventures	(2,699)	2,462
Income tax receivable	(60)	(3,383)
Inventories, deposits and other current assets	1,410	(2,333)
Accounts payable	28,558	8,030
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,329)	5,523
Accrued compensation and other liabilities	2,714	2,819
Net cash used in operating activities	(7,477)	(26,946)
Cash flows from investing activities:
Additions to property and equipment	(7,667)	(6,689)
Proceeds from sales of property and equipment	4,250	2,086
Purchases of short-term securities, available-for-sale	-	(1,160)
Sales of short-term securities, available-for-sale	-	28,608
Net cash provided by (used in) investing activities	(3,417)	22,845
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	150,760	94,213
Cumulative daily repayments – Credit Facility	(139,979)	(88,954)
Distributions to noncontrolling interest owners	(1,190)	(3,244)
Net proceeds from stock issued	14,050	-
Tax impact from exercise of stock options	-	(17)
Other	(338)	(10)
Net cash provided by in financing activities	23,303	1,988
Net increase (decrease) in cash and cash equivalents	12,409	(2,113)
Cash and cash equivalents at beginning of period	1,872	3,142
Cash and cash equivalents at end of period	$14,281	$1,029
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$533	$266
Cash paid during the period for income taxes	$1	$169
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$-	$(353)

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

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity.  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a non-majority variable interest.

The Company determined that Myers & Sons Construction, L.P., a Company in which we have a 50% limited partner interest (“Myers”), is a variable interest entity. As discussed further in Note 3 of the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), the Company determined that it exercises primary control over activities of the partnership and it is exposed to more than 50% of potential losses from the partnership.  Therefore, the Company consolidates this partnership in the condensed consolidated financial statements and includes the other partners’ interests in the equity and net income of the partnership in the balance sheet line item “Noncontrolling interests” in “Equity” and the condensed statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively.

Where the Company is a noncontrolling joint venture partner, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets.  Refer to Note 3 for further information regarding the Company’s construction joint ventures, including those where the Company does not have a controlling ownership interest.

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2013 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2014 and the results of operations and cash flows for the periods presented.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to estimated costs, costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the six months ended June 30, 2014 resulted in a net gain of $5.0 million included in the operating results, or $0.27 per diluted share attributable to Sterling common stockholders.

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

The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The Company currently has one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $0.2 million for the six months ended June 30, 2014.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  Refer to Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of the earn-out liability, the change to the mandatorily redeemable long-term liability and the noncontrolling owners’ interests in subsidiaries.  The Company had one mortgage outstanding at June 30, 2014 and December 31, 2013 with a remaining balance of $0.2 million for both periods.  The mortgage was accruing interest at 3.50% at both June 30, 2014 and December 31, 2013 and contains pre-payment penalties.  At June 30, 2014 and December 31, 2013, the fair value of the mortgage approximated book value. The Company also has long-term notes payable of $1.0 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.95% to 6.29%.  The fair value of the notes payable approximates their book value.  The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K).

In order to assess the fair value of the Company’s financial instruments, the Company uses the fair value hierarchy established by GAAP which prioritizes the inputs used in valuation techniques into the following three levels:

Level 1 Inputs – Based upon quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers”.  The guidance, which is effective for annual reporting periods beginning after December 15, 2016, defines the steps to recognize revenue for entities that have contracts with customers. Early adoption is not permitted.  The Company has not determined the effect of this new guidance.

2.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents include cash balances held by our wholly-owned subsidiaries as well as the Company’s variable interest entity (VIE).  Refer to Note 11 for more information regarding the Company’s consolidated VIE.

At June 30, 2014 and December 31, 2013, the Company had no short-term investments.

At June 30, 2013, gains and losses realized on short-term investment securities were included in “Gain on sale of securities” in the accompanying condensed consolidated statements of operations.  Unrealized gains (losses) on short-term investments were included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses were considered temporary.  For the six months ended June 30, 2013, total proceeds from sales of short-term investments were $28.6 million with gross realized gains of $0.5 million and immaterial gross realized losses.  Accumulated other comprehensive income at June 30, 2013 included unrealized gains on short-term investments of $0.2 million less the associated tax benefit of less than $0.1 million.  Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

The Company earned interest income of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, on its cash, cash equivalents and short-term investments.  These amounts were included in interest income in the Company’s condensed consolidated statement of operations.

3.	Construction Joint Ventures

The Company participates in various construction joint venture partnerships.  Generally, each construction joint venture is formed to construct a specific project and is jointly controlled by the joint venture partners.  Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K for further information about our joint ventures.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	June 30, 2014	December 31, 2013
Total combined:
Current assets	$33,705	$51,329
Less current liabilities	(53,916)	(64,531)
Net assets	$(20,211)	$(13,202)
Backlog	$68,690	$101,014

Sterling’s noncontrolling interest in backlog	$20,426	$30,652
Sterling’s receivables from and equity in construction joint ventures	$8,817	$6,118

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total combined:
Revenues	$17,988	$34,002	$37,225	$58,876
Income (loss) before tax	1,565	(4,004)	2,125	(8,403)

Sterling’s proportionate share:
Revenues	$6,694	$14,317	$15,624	$23,395
Income (loss) before tax	872	(1,877)	1,432	(4,093)

Approximately $20 million of the Company’s backlog at June 30, 2014 was attributable to projects performed by joint ventures.  The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Construction equipment	$127,029	$127,199
Transportation equipment	18,380	19,132
Buildings	10,722	10,512
Office equipment	2,347	2,025
Leasehold improvement	843	816
Construction in progress	318	-
Land	5,306	5,309
Water rights	200	200
	165,145	165,193
Less accumulated depreciation	(76,220)	(71,510)
	$88,925	$93,683

5.	Derivative Financial Instruments

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

All of the Company’s outstanding derivative financial instruments are recognized on the balance sheet at their fair values.  The Company has a master netting arrangement with the counterparty; however, the gross amounts are recorded on the balance sheet.  All changes in the fair value of outstanding derivatives, except any ineffective portion, are included in accumulated other comprehensive income until earnings are impacted by the hedged transaction.  Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

At June 30, 2014, accumulated other comprehensive income included unrecognized gains of $58,000, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the six months ended June 30, 2014, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $30,000.

At June 30, 2014, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 0.6 million gallons.  The swap monthly volumes hedged range from 10,000 gallons to 50,000 gallons over the period from July 2014 to August 2015 at fixed prices per gallon ranging from $2.75 to $2.88.

The derivative instruments are included on the condensed consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	June 30, 2014	December 31, 2013
Derivative assets:
Other current assets	$44	$109
Other assets, net	14	8
	$58	$117

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	June 30, 2014	June 30, 2013
Decrease in fair value of derivatives included in other comprehensive income - effective portion	$(59)	$(138)
Realized gain included in cost of revenues - effective portion	30	3
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	-	-

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

At June 30, 2014 and December 31, 2013, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income by Component

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

Six Months Ended June 30, 2014 (*)
Unrealized Gain and Loss on Cash Flow Hedges
Beginning Balance	$117
Other comprehensive loss before reclassification	(29)
Amounts reclassified from accumulated other comprehensive income	(30)
Net current-period other comprehensive loss	(59)
Ending Balance	$58

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (*)
	Three Months Ended June 30,		Six Months Ended June 30,
Details About Accumulated Other Comprehensive Income Components	2014	2013	2014	2013	Statement of Operations Classification
Realized gains on available-for sale securities	$-	$1	$-	$483	Gain on sale of securities
Less: Income tax expense	-	-	-	(174)	Income tax (expense) benefit
Total reclassification related to available-for-sale securities	$-	$1	$-	$309	Net income (loss)

Realized gains and losses on cash flow hedges	$16	$(23)	$30	$3	Cost of revenues
Less: Income tax (expense) benefit	-	8	-	(1)	Income tax (expense) benefit
Total reclassification related to cash flow hedges	$16	$(15)	$30	$2	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax expense (benefit)	$28	$(606)	$28	$(3,267)
Deferred tax benefit	-	(9,141)	-	(9,280)
Total tax expense (benefit)	$28	$(9,747)	$28	$(12,547)

The Company is not expecting a federal current tax liability for 2014 due to sufficient net operating loss carry forwards that will offset projected taxable income.  The Company does expect a state tax liability for 2014 in states without sufficient net operating loss carry forwards.  Therefore, a current tax expense has been recorded for those states for the three and six months ended June 30, 2014.

The Company’s deferred tax expense or benefit reflects the change in deferred tax assets or liabilities.  The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax asset is expected to be realized in future years.  Based upon this analysis, a valuation allowance has been applied to our net deferred tax assets as of June 30, 2014 and December 31, 2013.  Therefore, there has been no change in net deferred taxes for the three and six months ended June 30, 2014.

The deferred tax benefit in the three and six months ended June 30, 2013 reflects, among other temporary timing differences, the impact of the current quarter job charges from revisions to estimated profitability on construction projects which resulted in a net operating loss.

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

The income tax expense (benefit) differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$1,033	35.0%	$(11,614)	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	13	0.4	(437)	1.3
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(1,113)	(37.7)	(342)	1.0
Valuation allowance	104	3.5	-	-
Non-taxable interest income	-	-	(155)	0.5
Other permanent differences	(9)	(0.3)	1	-
Income tax expense (benefit)	$28	0.9%	$(12,547)	37.8%

As a result of the Company’s analysis, management has determined that the Company does not have any material, uncertain tax positions.

8.	Contingencies Related to Litigation

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

The Company’s Certificate of Incorporation provides for indemnification of its officers and directors.  The Company has a directors and officers liability insurance policy that limits their exposure to litigation against them in their capacities as such.

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

On February 1, 2012, the Company also agreed with Mr. Buenting to amend and restate the operating and management agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the amendments, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital (“APIC”).  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations shall be offset to retained earnings up to the amounts previously charged to retained earnings.  The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value at June 30, 2013.  Based on the Company’s calculation, the orderly liquidation value calculation provided the higher result of the two methods.  As such, a pre-tax benefit of $2.3 million, $1.5 million net of tax, was recorded for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the three months ended June 30, 2013.  The benefit during this quarter offset the majority of the charge previously recorded in the prior quarter as a result of the change in calculation method, from EBITDA times a multiple of 4.5 to orderly liquidation value, and resulted in a net pre-tax charge to equity of $666,000, $433,000 net of tax, for the six months ended June 30, 2013.

On December 30, 2013, the Company and Mr. Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012. The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million, respectively. In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell his 50% interest to the Company. In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting’s death. The Company will be the beneficiary and will also pay the premiums related to this life insurance contract. The life insurance proceeds of $20 million shall be used as full payment for Mr. Buenting’s interest in the occurrence of his death. In the event of Mr. Buenting’s permanent disability, the $18 million payment will be made by using the Company’s available cash on hand, and/or to the extent necessary, the Company’s line of credit. No other transfer of Member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability.  In the event that Mr. Buenting resigns or is terminated without cause (i.e., termination other than through permanent disability or death), RHB shall be dissolved unless both members agree otherwise.  The amended agreements were entered into in order to eliminate the earnings-per-share volatility caused by the buy/sell option.

The amended agreements resulted in an obligation that the Company is certain to incur, either through Mr. Buenting’s permanent disability or death to acquire Mr. Buenting’s 50% members’ interest; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheet.  The liability consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Member’s interest subject to mandatory redemption	$20,000	$20,000
Undistributed earnings attributable to this interest	5,499	3,989
Earnings distributed	(1,200)	-
Total liability	$24,299	$23,989

Undistributed earnings increased by $1.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and were included in “Other operating income (expense), net” on the Company’s condensed consolidated statement of operations.

On June 20, 2014, the Company agreed to sell to Mr. Buenting a 50% interest in RHB Inc.  RHB Inc. is currently an ancillary company that provides certain services for RHB LLC.  RHB Inc. is run as a cost center with a financial goal to break-even, and has an immaterial amount of assets.  The purchase price and the accounting effects of the total transaction were immaterial to the Company.

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out which is classified as a Level 3 fair value measurement and will be made to a related party as the former owner is the chief executive officer of JBC.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and exceeds $1.2 million for the seven months ended July 31, 2016.

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above-mentioned earn-out agreement in order to reduce the Company’s currently recorded liability while providing the former owner, and current chief executive officer of JBC, a greater incentive to meet earnings benchmarks.  The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013.  As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increases the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met.  The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017.  The yearly excess forecasted EBITDA in our calculation at June 30, 2014 ranged from 0% to 22% of the minimum EBITDA benchmarks for the years 2014 through 2017.  The discounted present value of the additional purchase price was estimated to be $0.3 million as of June 30, 2014 which included a revaluation benefit of $0.3 million that was included in interest income on the condensed consolidated statement of operations.  The undiscounted earn-out liability at June 30, 2014 is estimated at $0.3 million and could increase by $9.0 million if EBITDA during the earn-out period increases $17.9 million or more, and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year.  Each year is considered a discrete earnings period, and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$4,097	$20,046
Net income attributable to noncontrolling interest included in liabilities	-	288
Net income attributable to noncontrolling interest included in equity	1,520	678
Change in fair value of RLW put/call	-	(59)
Change in fair value of RHB obligation	-	666
Distributions to noncontrolling interest owners	(1,190)	(2,735)
RLW Put/Call Payout	-	(509)
Balance, end of period	$4,427	$18,375

The “noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the six months ended June 30, 2014, shown in the accompanying condensed consolidated statement of operations, was $1.5 million, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.  There were distributions of $0.2 million and $1.2 million to certain noncontrolling interest members during the three and six months ended June 30, 2014, respectively.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  Refer to Note 15 of the Notes to Consolidated Financial Statements included in the 2013 Form 10-K for further information.  The Company recorded stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

In addition, the Company has shares outstanding that are subject to the completion of certain performance conditions.  In order to recognize the compensation expense related to these shares, the Company must assess at each reporting period whether it is probable that the performance conditions will be met.  These shares must also be re-valued at each reporting period until they vest.  At June 30, 2014, the Company assessed that it would not be probable that the performance conditions would be met for these shares and has not recorded any expense for the three and six months ended June 30, 2014.

The Company issued 43,421 and 68,857 shares of unvested common stock during the three and six months ended June 30, 2014, respectively.   Of this amount, 43,421 shares of unvested common stock were issued to the non-employee members of the Company’s Board of Directors in accordance with the Company’s standard compensation arrangements for non-employee directors and have a one year vesting period.

At June 30, 2014, total unrecognized compensation cost related to unvested common stock awards was $0.9 million.  This cost is expected to be recognized over a weighted average period of 1.4 years.  There was no unrecognized compensation expense related to stock options at June 30, 2014 and 2013.  Proceeds received by the Company from the exercise of stock options for the three and six months ended June 30, 2014 and 2013 were immaterial for both periods.  No stock options were granted in the three or six months ended June 30, 2014 or 2013.

At June 30, 2014, there were 282,568 and 2,500 shares of common stock covered by outstanding unvested common stock and stock options, respectively.  All of the stock options were vested.

Stock Offering

On April 29, 2014, an amended “shelf” registration statement filed by the Company with the SEC became effective.  Under the amended shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total of $80 million.  The securities described in the prospectus include common and preferred stock, depository shares, debt securities, warrants entitling the holders to purchase one or more classes or series of these securities or units consisting of two or more of these issuances, classes or series of securities.  Net proceeds from the sales of the offered securities may be used for working capital needs, capital expenditures and other expenditures related to general corporate purposes, including future acquisitions.

On May 6, 2014, the Company closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The net proceeds of approximately $14 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned in Note 13.

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

The condensed financial information of Myers which is reflected in the Company’s condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$498	$566
Contracts receivable, including retainage	21,859	6,475
Other current assets	11,572	7,964
Total current assets	33,929	15,005
Property and equipment, net	7,896	6,869
Other assets, net	5	5
Goodwill	1,501	1,501
Total assets	$43,331	$23,380
Liabilities:
Current liabilities:
Accounts payable	$21,946	$8,361
Other current liabilities	12,235	7,080
Total current liabilities	34,181	15,441
Long-term liabilities:
Other long-term liabilities	41	137
Total liabilities	$34,222	$15,578

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$44,933	$25,348	$61,794	$36,137
Operating income	2,749	985	3,299	1,358
Net income attributable to Sterling common stockholders	1,373	320	1,648	441

12.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive unvested common stock and stock options using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to Sterling common stockholders	$1,200	$(17,025)	$1,406	$(21,602)
Revaluation of the noncontrolling interest obligations reflected in retained earnings, net of tax	-	1,501	-	(353)
	$1,200	$(15,524)	$1,406	$(21,955)
Denominator:
Weighted average common shares outstanding — basic	17,942	16,630	17,309	16,613
Shares for dilutive unvested common stock and stock options	168	-	155	-
Weighted average common shares outstanding and assumed conversions — diluted	18,110	16,630	17,464	16,613
Basic earnings (loss) per share attributable to Sterling common stockholders	$0.07	$(0.93)	$0.08	$(1.32)
Diluted earnings (loss) per share attributable to Sterling common stockholders	$0.07	$(0.93)	$0.08	$(1.32)

In accordance with the treasury stock method, 60,898 and 109,636 shares of restricted stock and stock options were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2013, respectively, as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

13.	Covenant Compliance

The Company’s Credit Facility is subject to compliance with certain covenants, including financial covenants at quarter-end relating to leverage, tangible net worth, asset coverage and total loss for a quarterly period. The Credit Facility contains restrictions on the Company’s ability to:

•	Make distributions or pay dividends;
•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Guarantee obligations;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

At the end of the fourth quarter of 2013, the Company was not in compliance with the minimum tangible net worth and the leverage ratio financial covenants.  As a result, subsequent to year end, the Company obtained a Waiver and Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with its lender which waived the noncompliance with the financial covenants as of December 31, 2013 and provided less restrictive covenant requirements.  The Fourth Amendment also imposed liquidity thresholds that the Company is required to meet in 2014.  The Company believes that it will be able to maintain compliance with all covenants required under the Fourth Amendment through at least the next twelve months.  Refer to the discussion below regarding a revised amendment which eased our required liquidity thresholds.

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

On April 29, 2014, the Company and its lender amended the Credit Facility (the “Fifth Amendment”) which removed a requirement that the Company raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that the Company raise $10 million of new equity capital by May 30, 2014.  As discussed in Note 10, the Company raised approximately $14 million and the cash was used to repay a portion of our outstanding indebtedness under the Credit Facility. The equity raise did not reduce the Company’s borrowing capacity.

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) under “Item 1A. — Risk Factors.”

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

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers. These acquisitions also extended Sterling’s service profiles.  For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2013 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended June 30, 2014 and “Prior Quarter” refers to the three-month period ended June 30, 2013, “Current Period” refers to the six-month period ended June 30, 2014 and “Prior Period” refers to the six-month period ended June 30, 2013.

Financial Results for the Current Quarter and Current Period, Operational Issues and Outlook for 2014 Financial Results

In the Current Quarter and Current Period, we had operating income of $2.5 million and $3.0 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $2.5 million and $3.0 million, respectively, net income attributable to Sterling common stockholders of $1.2 million and $1.4 million, respectively, and net income per diluted share attributable to Sterling common stockholders of $0.07 and $0.08, respectively.

Revenues for the Current Quarter and the Current Period increased 46.1% and 34.8% from the Prior Quarter and Prior Period, respectively. This increase is primarily due to an increase in the number of projects in progress with increased productivity, largely in our Texas and California markets.  Our overall margins increased to 6.4% and 6.2% for the Current Quarter and Current Period, respectively, as compared to 12.5% and 6.2% gross margin deficits in the Prior Quarter and Prior Period, respectively.  The increases in gross margin during both periods are primarily attributed to the impact of downward revisions of gross profits related to three problem jobs in the Prior Quarter and Period.  These projects have reached substantial completion during the Current Quarter and are no longer weighing down our margins as margins on these projects were at or near zero. This increase also reflects our continuous efforts to improve profitability on ongoing projects.

In the 2013 Form 10-K, we discussed various factors which impact the profitability on individual projects as well as the competitive pressures that have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  Federal and state legislation related to infrastructure spending has been slow to pass due to the partisan standoffs in Congress.  However, with the passage of MAP-21 and the expanded federal Transportation Infrastructure Finance and Innovation Act (TIFIA) loan program, the transportation market has some degree of certainty for its near term funding.  This funding has marginally helped, and as a result, the heavy highway construction sector is expected to grow modestly for 2014.

For the first half of 2014, we have seen a steady turnaround in our gross margins and we are cautiously optimistic that the modest expected highway construction growth, along with our efforts to continuously improve our processes with a focus on increasing profitability, will result in gross margins in the mid-single digit range for the year.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2013 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at June 30, 2014

At June 30, 2014, our backlog of construction projects was $727 million, as compared to $687 million at December 31, 2013. Our contracts are typically completed in 12 to 36 months.  At June 30, 2014, there was approximately $116 million excluded from our consolidated backlog for which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $20 million attributable to our share of estimated revenues related to joint ventures for which we are a noncontrolling joint venture partner. Our backlog reflects, in part, our recently implemented strategy to target smaller, shorter duration projects with a particular focus on gross margins.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change

Revenues	$194,806	$133,350	46.1%	$329,343	$244,385	34.8%
Gross profit (loss)	$12,499	$(16,635)	NM	$20,369	$(15,247)	NM
General and administrative expenses	(9,507)	(9,486)	0.2	(17,991)	(19,097)	(5.8)
Other operating income (expense), net	(457)	108	NM	599	450	NM
Operating income (loss)	2,535	(26,013)	NM	2,977	(33,894)	NM
Gains on the sale of securities	-	-	NM	-	483	NM
Interest income	189	255	(25.9)	531	536	(0.9)
Interest expense	(251)	(209)	20.1	(554)	(308)	79.9
Income (loss) before taxes and earnings attributable to noncontrolling interests	2,473	(25,967)	NM	2,954	(33,183)	NM
Income tax (expense) benefit	(28)	9,747	NM	(28)	12,547	NM
Net income (loss)	2,445	(16,220)	NM	2,926	(20,636)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,245)	(805)	54.7	(1,520)	(966)	57.3
Net income (loss) attributable to Sterling common stockholders	$1,200	$(17,025)	NM	$1,406	$(21,602)	NM
Gross margin (deficit)	6.4%	(12.5)%	NM	6.2%	(6.2)%	NM
Operating margin (deficit)	1.3%	(19.6)%	NM	0.9%	(13.9)%	NM

NM – Not meaningful.

	Amount as of
	June 30, 2014	March 31, 2014	December 31, 2013
Contract Backlog, end of period	$727,000	$799,000	$687,000

Revenues

Revenues increased $61.5 million, or 46.1%, in the Current Quarter compared with the Prior Quarter and increased $85.0 million, or 34.8%, for the Current Period compared with the Prior Period.  The increase in both periods is primarily attributable to an increase in the number of projects in progress along with increased productivity, largely in our Texas and California markets.

Gross Profit

Gross profit increased $29.1 million for the Current Quarter compared with the Prior Quarter and $35.6 million for the Current Period compared with the Prior Period.  Gross margins increased to 6.4% in the Current Quarter from a deficit of 12.5% in the Prior Quarter and to 6.2% in the Current Period from a deficit of 6.2% in the Prior Period.  The increase in gross margin during both periods is primarily attributed to the impact of downward revisions of gross profits related to three problem jobs in the Prior Quarter and Prior Period.  These projects have reached substantial completion during the Current Quarter and are no longer weighing down our margins as margins on these projects were at or near zero. This increase also reflects our continuous efforts to improve profitability on ongoing projects.

At June 30, 2014 and 2013, we had approximately 119 and 114 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to differences among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses remained flat during the Current Quarter and Prior Quarter at $9.5 million and decreased $1.1 million to $18.0 million in the Current Period from $19.1 million in the Prior Period.  The decrease during the Current Period as compared to the Prior Period is primarily the result of a decrease in employee benefit costs and non-recurring costs related to operational and financial process improvements which were expensed in the Prior Period.

As a percent of revenues, general and administrative expenses decreased 2.2% to 4.9% and 2.3% to 5.5% in the Current Quarter and Current Period, respectively, compared with 7.1% and 7.8% in the Prior Quarter and Prior Period, respectively.  The decreases in general and administrative expenses, as a percentage of revenue, for both periods is the result of the investments made in our information systems infrastructure, and operational and financial process improvements which allowed us to increase our productivity without a significant increase in general and administrative expenses.

Income taxes

Our effective income tax rates for the Current Quarter and Prior Quarter were 1.1% and 37.5%, respectively, and for the Current Period and Prior Period were 0.9% and 37.8%, respectively.  The Company is not expecting a current federal tax liability for 2014 due to sufficient net operating loss carry forwards that will offset projected taxable income.  The Company does expect a state tax liability for 2014 in states without sufficient net operating loss carry forwards.  Therefore, a current tax expense has been recorded for those states for the six months ended June 30, 2014.  In the Prior Quarter and Prior Period, the effective income tax rate varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxable to those owners rather than to us, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The ability to realize deferred tax assets and the need for a valuation allowance is evaluated and assessed quarterly.  The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth.  For the quarter ended June 30, 2014, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2013 and March 31, 2014.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in:
Operating activities	$(7,477)	$(26,946)
Capital expenditures	(7,667)	(6,689)
Proceeds from sales of property and equipment, net of gain	4,250	2,086
Net sales of short-term securities	-	27,448
Net drawdown on the Credit Facility	10,781	5,259
Distributions to noncontrolling interest owners	(1,190)	(3,244)
Net proceeds from stock issued	14,050	-
Other	(338)	(27)
Total	$12,409	$(2,113)

	Amount as of
	June 30, 2014	December 31, 2013
Cash and cash equivalents	$14,281	$1,872
Working capital	$41,172	$8,686

Operating Activities

Significant non-cash items included in operating activities include depreciation and amortization expense which was $9.2 million and $9.5 million in the Current Period and Prior Period, respectively.  The depreciation expense has remained consistent from Prior Period to Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment.

Besides the net income and net loss in the Current Period and Prior Period, respectively, and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable increased by $27.4 million in the Current Period and increased $16.9 million in the Prior Period while the net cash effect of billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings decreased cash by $21.6 million in the Current Period and increased cash by $2.8 million in the Prior Period;

•	accounts payable increased by $28.6 million in the Current Period and $8.0 million in the Prior Period; and
•	accrued compensation and other liabilities increased by $2.7 million in the Current Period and increased by $2.8 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Period and Prior Period totaled $7.7 million and $6.7 million, respectively.  Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $4.3 million and $2.1 million, respectively, with an associated net gain for the Current Period and Prior Period of $0.9 million and less than $0.1 million, respectively.  The level of expenditures in the Current Period only increased by $1.0 million from the Prior Period as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased assets where appropriate.

During the Current Period, we had no sales of short-term securities as compared to net sales of short-term securities of $27.4 million in the Prior Period.  The net sales in the Prior Period were primarily used to repay borrowings under on our Credit Facility that were used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Period consisted of net proceeds from our common stock offering of approximately $14 million which was used to strengthen our balance sheet.  In addition, the net drawdown on our Credit Facility of $10.8 million was used to fund our operating activities.  In the Prior Period, there was a net drawdown of $5.3 million on our Credit Facility which was used to fund our operating activities.  During the Current Period, we distributed $1.2 million to the noncontrolling interest owners.  During the Prior Period, $3.2 million was distributed to the noncontrolling interest owners.  Of this amount, $2.3 million was distributed to the former RLW owners as their final distribution for RLW’s earnings in 2012.

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

Some of these fluctuations can be significant.  At June 30, 2014, we had working capital of $41.2 million, an increase of $32.5 million over December 31, 2013. The increase in working capital was the result of the following (amounts in thousands):

Net income	$2,926
Depreciation and amortization	9,201
Capital expenditures	(7,667)
Proceeds from sales of property and equipment, net of gain	3,334
Distributions to noncontrolling interest owners	(1,190)
Net drawdown on the Credit Facility	10,781
Net proceeds from stock issued	14,050
Other	1,051
Total increase in working capital	$32,486

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.   Subject to the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $40 million in borrowings and letters of credit are available under the Credit Facility, which matures on September 30, 2016.  Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds from and other rights under our construction contracts which are pledged to our bond surety.  At June 30, 2014, there were $18.6 million of borrowings outstanding under the Credit Facility; in addition, there was an outstanding letter of credit of $3.0 million which reduced availability under the Credit Facility to $18.4 million.

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

On April 29, 2014, we obtained an amendment (the “Fifth Amendment”) with our bank which removed a requirement that we raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that we raise $10 million of new equity capital by May 30, 2014.  As discussed below, the Company raised approximately $14 million and the cash was used to repay a portion of our outstanding indebtedness under the Credit Facility. The equity raise did not reduce the Company’s borrowing capacity.

Average borrowings under the Credit Facility for the Current Quarter were $20.1 million and the largest amount of borrowings under the Credit Facility was $36.8 million on April 21, 2014.  Average borrowings under the Credit Facility for the fiscal year 2013 were $18.6 million, and the largest amount of borrowings under the Credit Facility was $37.4 million on July 12, 2013.

In addition, as discussed in Note 10 to the accompanying financial statements, on April 29, 2014, an amended “shelf” registration statement filed by the Company with the SEC became effective.  Under the amended shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total of $80 million, the proceeds of which may be used for working capital, capital expenditures and general corporate purposes, including future acquisitions.

On May 6, 2014, we closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The net proceeds of approximately $14 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned above.

We believe that we have sufficient liquid financial resources, including the unused portion of our Credit Facility, to fund our requirements for the next twelve months of operations, including our bonding requirements, and we expect no material adverse change in our liquidity. Furthermore, we believe we have several financing options available, including additional debt or equity financing, and we are continually assessing these options to provide the Company with the lowest cost of capital possible.  Future developments or events, such as an increase in our level of purchases of equipment to support significantly higher backlog or an acquisition of another company could, however, affect our level of working capital and tangible net worth.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Sources of Capital” in the 2013 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time, increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of June 30, 2014, we had diesel futures contracts for 0.6 million gallons with fixed prices at an average of $2.83 per gallon.  This compares to the June 30, 2014 price for off-road ultra-low sulfur diesel published by Platts of $2.92.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

When we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions.  These purchase orders and subcontracts do not contain quantity guarantees and we have no obligation to the suppliers or subcontractors for materials and services beyond those required to complete the contracts with our customers.  There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids or derivative contracts entered into to hedge against certain such increases, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company.  We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or through project re-engineering.

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2013 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurrs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At June 30, 2014, there was approximately $69 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $20 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2014, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the 2013 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under our Credit Facility during the Current Quarter were $20.1 million.  Based on our current level of borrowings for 2014, a change of 1.0% in our interest rate may have a $0.2 million impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at June 30, 2014:

		Price Per Gallon				Remaining Volume (gallons)	Fair Value of Derivatives at June 30, 2014 (amounts in thousands)
Beginning	Ending	Range			Weighted Average
July 1, 2014	December 31, 2014	$2.79	–	2.88	$2.85	480,000	$44
January 1, 2015	August 31, 2015	$2.75	–	2.79	$2.77	100,000	14
							$58

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting has occurred as of June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business.  We regularly analyze current information about these proceedings and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 1A.  Risk Factors

Reference is made to Part I, Item 1A. Risk Factors in the 2013 Form 10-K for information concerning risk factors. We are updating these risk factors to include the risk factor set forth below. The following risk factor should be read in conjunction with the other risk factors set forth in the 2013 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1*#	Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors on May 9, 2014.
31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer
95.1*	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________
*      Filed herewith.
#      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: August 11, 2014	By: /s/ Peter E. MacKenna
Peter E. MacKenna
President and Chief Executive Officer

Date: August 11, 2014	By: /s/ Thomas R. Wright
Thomas R. Wright
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2014
Exhibit Index

Exhibit No.	Description

10.1*#	Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc.

31.1*	Certification of Peter E. MacKenna, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Peter E. MacKenna, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer.

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.