Form 10-Q
period 2014-09-30
STERLING CONSTRUCTION CO INC
filed 2014-11-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
Commission file number 1-31993
STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
DELAWARE	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (281) 214-0800

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At October 31, 2014, there were 18,802,779 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.  Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,000	$1,872
Contracts receivable, including retainage	105,302	77,245
Costs and estimated earnings in excess of billings on uncompleted contracts	31,745	11,684
Inventories	6,618	6,189
Receivables from and equity in construction joint ventures	10,621	6,118
Other current assets	10,153	11,377
Total current assets	181,439	114,485
Property and equipment, net	90,453	93,683
Goodwill	54,820	54,820
Other assets, net	8,356	10,030
Total assets	$335,068	$273,018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,097	$61,599
Billings in excess of costs and estimated earnings on uncompleted contracts	28,521	31,576
Current maturities of long-term debt	964	134
Income taxes payable	1,868	2,035
Accrued compensation	10,985	5,755
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	-	196
Other current liabilities	4,304	4,504
Total current liabilities	127,739	105,799
Long-term liabilities:
Long-term debt, net of current maturities	36,810	8,331
Member’s interest subject to mandatory redemption and undistributed earnings	22,837	23,989
Other long-term liabilities	734	2,105
Total long-term liabilities	60,381	34,425
Commitments and contingencies (Note 8)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 18,802,879 and 16,657,754 shares issued	188	167
Additional paid in capital	205,534	190,926
Retained deficit	(64,846)	(62,317)
Accumulated other comprehensive income (loss)	(73)	117
Total Sterling common stockholders’ equity	140,803	128,893
Noncontrolling interests	6,145	3,901
Total equity	146,948	132,794
Total liabilities and equity	$335,068	$273,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$189,275	$185,935	$518,618	$430,320
Cost of revenues	(180,919)	(177,576)	(489,894)	(437,211)
Gross profit (loss)	8,356	8,359	28,724	(6,891)
General and administrative expenses	(9,326)	(8,176)	(27,316)	(27,273)
Other operating income (expense), net	(603)	1,514	(4)	1,965
Operating income (loss)	(1,573)	1,697	1,404	(32,199)
Gain (loss) on sale of securities	-	(11)	-	472
Interest income	113	335	644	871
Interest expense	(211)	(306)	(766)	(614)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(1,671)	1,715	1,282	(31,470)
Income tax (expense) benefit	(546)	380	(573)	12,928
Net income (loss)	(2,217)	2,095	709	(18,542)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,718)	(2,284)	(3,238)	(3,250)
Net loss attributable to Sterling common stockholders	$(3,935)	$(189)	$(2,529)	$(21,792)

Net loss per share attributable to Sterling common stockholders:
Basic	$(0.21)	$(0.06)	$(0.14)	$(1.38)
Diluted	$(0.21)	$(0.06)	$(0.14)	$(1.38)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	18,809,401	16,652,074	17,814,332	16,626,118
Diluted	18,809,401	16,652,074	17,814,332	16,626,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net loss attributable to Sterling common stockholders	$(2,529)	$(21,792)
Net income attributable to noncontrolling owners’ interests included in equity	3,238	1,563
Net income attributable to noncontrolling owners’ interests included in liabilities	-	1,687
Add /(deduct) other comprehensive income, net of tax:
Realized gain from sale of available-for-sale securities	-	(300)
Change in unrealized holding loss on available-for-sale securities	-	(588)
Realized gain from settlement of derivatives	(15)	(30)
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	(175)	31
Comprehensive income (loss)	$519	$(19,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Capital	(Deficit)	(loss)	Interests	Total
Balance at January 1, 2014	16,658	$167	$190,926	$(62,317)	$117	$3,901	$132,794
Net income (loss)	-	-	-	(2,529)	-	3,238	709
Other comprehensive loss	-	-	-	-	(190)	-	(190)
Stock issued upon option exercises	4	-	12	-	-	-	12
Issuance and amortization of restricted stock	41	-	592	-	-	-	592
Distribution to owners	-	-	-	-	-	(994)	(994)
Stock issued in equity offering, net of expenses	2,100	21	14,057	-	-	-	14,078
Other	-	-	(53)	-	-	-	(53)
Balance at September 30, 2014	18,803	$188	$205,534	$(64,846)	$(73)	$6,145	$146,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(2,529)	$(21,792)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	3,238	3,250
Net income (loss)	709	(18,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,809	14,020
Gain on disposal of property and equipment	(905)	(765)
Deferred tax benefit	-	(10,174)
Stock-based compensation expense	592	739
Gain on sale of securities	-	(472)
Tax impact from exercise of stock options	-	17
Changes in operating assets and liabilities:
Contracts receivable	(28,057)	(19,848)
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,061)	(10,889)
Receivables from and equity in construction joint ventures	(4,503)	(1,255)
Income tax receivable	650	(2,714)
Inventories, deposits and other current assets	1,759	(9,292)
Accounts payable	19,497	31,314
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,055)	12,152
Accrued compensation and other liabilities	6,599	3,871
Member’s interest subject to mandatory redemption and undistributed earnings	(1,152)	-
Net cash used in operating activities	(14,118)	(11,838)
Cash flows from investing activities:
Additions to property and equipment	(14,404)	(11,333)
Proceeds from sales of property and equipment	4,874	4,517
Purchases of short-term securities, available-for-sale	-	(1,638)
Sales of short-term securities, available-for-sale	-	28,929
Net cash provided by (used in) investing activities	(9,530)	20,475
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	237,577	152,798
Cumulative daily repayments – Credit Facility	(211,242)	(156,376)
Distributions to noncontrolling interest owners	(1,190)	(3,244)
Net proceeds from stock issued	14,078	-
Tax impact from exercise of stock options	-	(17)
Other	(447)	74
Net cash provided by (used in) in financing activities	38,776	(6,765)
Net increase in cash and cash equivalents	15,128	1,872
Cash and cash equivalents at beginning of period	1,872	3,142
Cash and cash equivalents at end of period	$17,000	$5,014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$760	$540
Cash paid during the period for income taxes	$28	$170
Non-cash items:
Revaluation of noncontrolling interest obligations, net of tax	$-	$(1,100)

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

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2013 Form 10-K.  Certain information and note disclosures prepared in accordance with GAAP have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2014 and the results of operations and cash flows for the periods presented.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K. These accounting policies include, but are not limited to, those related to:

●	contracts receivable, including retainage
●	revenue recognition
●	valuation of property and equipment, goodwill and other long-lived assets
●	construction joint ventures
●	income taxes
●	segment reporting

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

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to estimated costs, costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin during the three and nine months ended September 30, 2014 resulted in a net loss of $4.5 million and a net gain of $0.4 million, respectively, included in the operating results, or a loss of $0.24 and a gain of $0.02, respectively, per diluted share attributable to Sterling common stockholders.

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

The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The Company currently has one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $0.1 and $0.3 million for the three and nine months ended September 30, 2014, respectively.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates.  Refer to Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of the earn-out liability, the change to the mandatorily redeemable long-term liability and the change in noncontrolling owners’ interests in subsidiaries.  The Company had one mortgage outstanding at September 30, 2014 and December 31, 2013 with a remaining balance of $0.1 million and $0.2 million, respectively, for the periods.  The mortgage was accruing interest at 3.50% at both September 30, 2014 and December 31, 2013 and contains pre-payment penalties.  At September 30, 2014 and December 31, 2013, the fair value of the mortgage approximated book value. The Company also has long-term notes payable of $2.6 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%.  The fair value of the notes payable approximates their book value.  The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K).

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-14, “Presentation of Financial Statement – Going Concern.”  The guidance, which is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  Early adoption is permitted.  Although early adoption is permitted, the Company expects to adopt this guidance as required and does not expect a material impact to our financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers.”  The guidance, which is effective for annual reporting periods beginning after December 15, 2016, defines the steps to recognize revenue for entities that have contracts with customers. Early adoption is not permitted.  The Company has not determined the effect of this new guidance.

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

At September 30, 2014 and December 31, 2013, the Company had no short-term investments.

At September 30, 2013, gains and losses realized on short-term investment securities were included in “Gain on sale of securities” in the accompanying condensed consolidated statements of operations. Unrealized gains (losses) on short-term investments were included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses were considered temporary. For the three and nine months ended September 30, 2013, total proceeds from sales of short-term investments were $0.3 million and $28.9 million, respectively, with no gross realized gains and $0.5 million gross realized gains for the three and nine month period, respectively. There were immaterial gross realized losses during both periods. Accumulated other comprehensive income (loss) at September 30, 2013 included unrealized losses on short-term investments of $0.3 million less the associated tax benefit of less than $0.1 million.

Upon the sale of short-term investments, the cost basis used to determine the gain or loss is based on the specific security sold.  All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

The Company earned interest income of $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, on its cash, cash equivalents and short-term investments.  These amounts were included in interest income in the Company’s condensed consolidated statement of operations.

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

	September 30, 2014	December 31, 2013
Total combined:
Current assets	$30,360	$51,329
Less current liabilities	(50,834)	(64,531)
Net assets	$(20,474)	$(13,202)
Backlog	$60,999	$101,014

Sterling’s noncontrolling interest in backlog	$17,679	$30,652
Sterling’s receivables from and equity in construction joint ventures	$10,621	$6,118

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total combined:
Revenues	$7,734	$39,085	$44,959	$97,961
Income (loss) before tax	922	(175)	3,047	(8,578)

Sterling’s proportionate share:
Revenues	$2,747	$16,447	$18,371	$39,842
Income (loss) before tax	453	(23)	1,885	(4,116)

Approximately $18 million of the Company’s backlog at September 30, 2014 was attributable to projects performed by joint ventures.  The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Construction equipment	$130,412	$127,199
Transportation equipment	18,461	19,132
Buildings	10,512	10,512
Office equipment	2,780	2,025
Leasehold improvement	867	816
Construction in progress	424	-
Land	5,517	5,309
Water rights	200	200
	169,173	165,193
Less accumulated depreciation	(78,720)	(71,510)
	$90,453	$93,683

5.	Derivative Financial Instruments

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

At September 30, 2014, accumulated other comprehensive income included unrecognized losses of $73,000, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the nine months ended September 30, 2014, the Company recognized a pre-tax net realized cash settlement gain on commodity contracts of $15,000.

At September 30, 2014, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 0.3 million gallons.  The swap monthly volumes hedged range from 10,000 gallons to 50,000 gallons over the period from October 2014 to August 2015 at fixed prices per gallon ranging from $2.75 to $2.88.

The derivative instruments are included on the condensed consolidated balance sheet at fair value as follows (amounts in thousands):

Balance Sheet Location	September 30, 2014	December 31, 2013
Derivative assets:
Other current assets	$-	$109
Other assets, net	-	8
	$-	$117

Derivative liabilities:
Other current liabilities	$73	$-
Other long-term liabilities	-	-
	$73	$-

The following table summarizes the effects of commodity derivative instruments on the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	September 30, 2014	September 30, 2013
Increase (decrease) in fair value of derivatives included in other comprehensive income - effective portion	$(190)	$1
Realized gain included in cost of revenues - effective portion	15	47
Increase (decrease) in fair value of derivatives included in cost of revenues - ineffective portion	-	-

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

At September 30, 2014 and December 31, 2013, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

6.	Changes in Accumulated Other Comprehensive Income (loss) by Component

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

Nine Months Ended September 30, 2014 (*)
Unrealized Gain and Loss on Cash Flow Hedges
Beginning Balance	$117
Other comprehensive loss before reclassification	(175)
Amounts reclassified from accumulated other comprehensive income (loss)	(15)
Net current-period other comprehensive loss	(190)
Ending Balance	$(73)

(*) Amounts in parentheses represent reductions to accumulated other comprehensive income (loss).

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss) (*)
	Three Months Ended September 30,		Nine Months Ended September 30,
Details About Accumulated Other Comprehensive Income (loss) Components	2014	2013	2014	2013	Statement of Operations Classification
Realized gains (losses) on available-for sale securities	$-	$(11)	$-	$472	Gain on sale of securities
Less: Income tax (expense) benefit	-	4	-	(172)	Income tax (expense) benefit
Total reclassification related to available-for-sale securities	$-	$(7)	$-	$300	Net income (loss)

Realized gains and (losses) on cash flow hedges	$(14)	$44	$15	$47	Cost of revenues
Less: Income tax expense	-	(16)	-	(17)	Income tax (expense) benefit
Total reclassification related to cash flow hedges	$(14)	$28	$15	$30	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

7.	Income Taxes

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax expense (benefit)	$546	$513	$573	$(2,754)
Deferred tax benefit	-	(893)	-	(10,174)
Total tax expense (benefit)	$546	$(380)	$573	$(12,928)

The Company is not expecting a federal current tax liability for 2014.  The Company does expect a state tax liability for 2014.  Therefore, a current tax expense has been recorded for those states for the three and nine months ended September 30, 2014. Additionally, the Company has recorded a current tax expense for the reduction of its net tax receivable.

The Company’s deferred tax expense or benefit reflects the change in deferred tax assets or liabilities.  The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax asset is expected to be realized in future years.  Based upon this analysis, a valuation allowance has been applied to our net deferred tax assets as of September 30, 2014 and December 31, 2013.  Therefore, there has been no change in net deferred taxes for the three and nine months ended September 30, 2014.

The deferred tax benefit in the three and nine months ended September 30, 2013 reflects, among other temporary timing differences, the impact of the current quarter job charges from revisions to estimated profitability on construction projects which resulted in a net operating loss.

On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued the final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”).  The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014.  The Company intends to adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property for tax years on or after January 1, 2014.  The tangible property regulations may require the Company to make additional tax accounting method changes for tax years beginning on or after January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.

The income tax expense (benefit) differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$449	35.0%	$(11,014)	35.0%
State franchise and income tax based on income, net of refunds and federal benefits	(53)	(4.1)	(625)	2.0
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling ownership interests	(1,906)	(148.8)	(1,187)	3.8
Valuation allowance	1,529	119.4	-	-
Reduction of tax receivable	524	40.9	-	-
Non-taxable interest income	-	-	(231)	0.7
Other permanent differences	30	2.4	129	(0.4)
Income tax expense (benefit)	$573	44.7%	$(12,928)	41.1%

As a result of the Company’s analysis, management has determined that the Company does not have any material, uncertain tax positions.

8.	Contingencies Related to Litigation

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

On February 1, 2012, the Company also agreed with Mr. Buenting to amend and restate the operating and management agreement for RHB.  The amended agreement provides that the Company is the Manager of RHB and retains full, exclusive and complete power, authority and discretion to manage, supervise, operate and control RHB; therefore, the Company consolidates RHB with its other subsidiaries.  Under the amendments, the Company will provide RHB with access to a $5 million line of credit.  The Company also entered into a buy/sell and management agreement with Mr. Buenting.  Under this agreement, the Company or Mr. Buenting may annually elect to make offers to buy the other owner’s 50% interest in RHB and sell their 50% interest in RHB at a price which they specify.  Upon receipt of the offers, the other owner must elect either to sell their interest or purchase the interest from the owner making the offers.  The agreement also requires that the Company acquire Mr. Buenting’s interest in the event of his termination without cause, death, or disability.  To the extent that the redemption value under the buy/sell and management agreement exceeds the initial valuation of Mr. Buenting’s noncontrolling interest, the Company records a charge to retained earnings, or in the absence of retained earnings, additional paid-in capital (“APIC”).  Any related benefit as a result of a lower valuation of Mr. Buenting’s noncontrolling interest compared to previous valuations will be offset to retained earnings up to the amounts previously charged to retained earnings.  The calculation used in the buy/sell and management agreement is the higher of the trailing twelve months of earnings before interest, taxes and depreciation and amortization (“EBITDA”) times a multiple of 4.5 or the orderly liquidation value of RHB.  The valuation of the orderly liquidation value is classified as a Level 2 fair value measurement.  These values have been updated based on recent sales and dispositions of assets and liabilities to obtain a current estimate of the orderly liquidation value at September 30, 2013.  Based on the Company’s calculation, the trailing twelve months EBITDA times the multiple of 4.5 provided the higher result of the two methods.  As such, a pre-tax charge of $1.2 million, $0.8 million net of tax, was recorded for the periodic revaluation of Mr. Buenting’s noncontrolling interest during the three months ended September 30, 2013.  The total charge resulted in a net pre-tax charge of $1.9 million, $1.2 million net of tax, for the nine months ended September 30, 2013.

On December 30, 2013, the Company and Mr. Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012. The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million, respectively. In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee will become the selling representative and sell his 50% interest to the Company. In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting’s death. The Company will be the beneficiary and will also pay the premiums related to this life insurance contract. The life insurance proceeds of $20 million will be used as full payment for Mr. Buenting’s interest in the occurrence of his death. In the event of Mr. Buenting’s permanent disability, the $18 million payment will be made by using the Company’s available cash on hand, and/or to the extent necessary, the Company’s line of credit. No other transfer of a member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability.  In the event that Mr. Buenting resigns or is terminated without cause (i.e., termination other than through permanent disability or death), RHB will be dissolved unless both members agree otherwise.  The amended agreements were entered into in order to eliminate the earnings-per-share volatility caused by the buy/sell option.

Because the amended agreements result in an obligation to acquire Mr. Buenting’s 50% member’s interest that the Company is certain to incur, either through Mr. Buenting’s permanent disability or death, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheet.  The liability consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Member’s interest subject to mandatory redemption	$20,000	$20,000
Undistributed earnings attributable to this interest	6,037	3,989
Earnings distributed	(3,200)	-
Total liability	$22,837	$23,989

Undistributed earnings increased by $0.5 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, and were included in “Other operating income (expense), net” on the Company’s condensed consolidated statement of operations.  Distributions for the three and nine months ended September 30, 2014 were $2.0 million and $3.2 million, respectively.

On June 20, 2014, the Company sold to Mr. Buenting a 50% interest in RHB Inc.  RHB Inc. is currently an ancillary company that provides certain services for RHB LLC.  RHB Inc. is run as a cost center with a financial goal to break-even, and has an immaterial amount of assets.  The purchase price and the accounting effects of the total transaction were immaterial to the Company.

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

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above-mentioned earn-out agreement in order to reduce the Company’s currently recorded liability while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks.  The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013.  As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increases the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met.  The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017.  The yearly excess forecasted EBITDA in our calculation at September 30, 2014 ranged from 0% to 22% of the minimum EBITDA benchmarks for the years 2014 through 2017.  The discounted present value of the additional purchase price was estimated to be $0.3 million as of September 30, 2014 which included a revaluation benefit of $0.3 million that was included in interest income on the condensed consolidated statement of operations.  The undiscounted earn-out liability at September 30, 2014 is estimated at $0.3 million and could increase by $9.0 million if EBITDA during the earn-out period increases $17.9 million or more, and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year.  Each year is considered a discrete earnings period, and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

Changes in Noncontrolling Interests

The following table summarizes the changes in the obligation for noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$4,097	$20,046
Net income attributable to noncontrolling interest included in liabilities	-	1,687
Net income attributable to noncontrolling interest included in equity	3,238	1,563
Change in fair value of RLW put/call	-	(59)
Change in fair value of RHB obligation	-	1,875
Distributions to noncontrolling interest owners	(1,190)	(2,735)
RLW Put/Call Payout	-	(509)
Balance, end of period	$6,145	$21,868

The “noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” for the nine months ended September 30, 2014, shown in the accompanying condensed consolidated statement of operations, was $3.2 million, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying condensed consolidated balance sheet.  There were no distributions and distributions of $1.2 million to certain noncontrolling interest members during the three and nine months ended September 30, 2014, respectively.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  Refer to Note 15 of the Notes to Consolidated Financial Statements included in the 2013 Form 10-K for further information.  The Company recorded stock-based compensation expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

In addition, the Company has shares outstanding that are subject to the completion of certain performance conditions.  In order to recognize the compensation expense related to these shares, the Company must assess at each reporting period whether it is probable that the performance conditions will be met.  These shares must also be re-valued at each reporting period until they vest.  At September 30, 2014, the Company determined that it would not be probable that the performance conditions would be met for these shares and has not recorded any expense for the three and nine months ended September 30, 2014.

The Company issued 600 and 69,457 shares of unvested common stock during the three and nine months ended September 30, 2014, respectively.   Of this amount, 43,421 shares of unvested common stock were issued in May 2014 to the non-employee members of the Company’s Board of Directors in accordance with the Company’s standard compensation arrangements for non-employee directors.

At September 30, 2014, total unrecognized compensation cost related to unvested common stock awards was $0.7 million.  This cost is expected to be recognized over a weighted average period of 1.2 years.  There was no unrecognized compensation expense related to stock options at September 30, 2014 and 2013.  Proceeds received by the Company from the exercise of stock options for the three and nine months ended September 30, 2014 and 2013 were immaterial for both periods.  No stock options were granted in the three or nine months ended September 30, 2014 or 2013.  At September 30, 2014, there were 257,171 shares of common stock covered by outstanding unvested common stock.

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

On May 6, 2014, the Company closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The net proceeds of $14.1 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned in Note 13.

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

The condensed financial information of Myers which is reflected in the Company’s condensed consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$283	$566
Contracts receivable, including retainage	25,808	6,475
Other current assets	3,865	7,964
Total current assets	29,956	15,005
Property and equipment, net	8,985	6,869
Other assets, net	-	5
Goodwill	1,501	1,501
Total assets	$40,442	$23,380
Liabilities:
Current liabilities:
Accounts payable	$14,777	$8,361
Other current liabilities	13,061	7,080
Total current liabilities	27,838	15,441
Long-term liabilities:
Other long-term liabilities	38	137
Total liabilities	$27,876	$15,578

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$40,159	$23,240	$101,953	$59,377
Operating income	3,461	1,772	6,760	3,130
Net income attributable to Sterling common stockholders	1,728	575	3,376	1,016

12.	Net Loss per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but includes dilutive unvested common stock and stock options using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for the net loss attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Sterling common stockholders	$(3,935)	$(189)	$(2,529)	$(21,792)
Revaluation of the noncontrolling interest obligations reflected in retained earnings, net of tax	-	(766)	-	(1,100)
	$(3,935)	$(955)	$(2,529)	$(22,892)
Denominator:
Weighted average common shares outstanding — basic	18,809	16,652	17,814	16,626
Shares for dilutive unvested common stock and stock options	-	-	-	-
Weighted average common shares outstanding and assumed conversions — diluted	18,809	16,652	17,814	16,626
Basic loss per share attributable to Sterling common stockholders	$(0.21)	$(0.06)	$(0.14)	$(1.38)
Diluted loss per share attributable to Sterling common stockholders	$(0.21)	$(0.06)	$(0.14)	$(1.38)

In accordance with the treasury stock method, 143,761 and 145,940 shares of unvested common stock and stock options were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, and 63,457 and 113,913 shares of unvested common stock and stock options were excluded for the three and nine months ended September 30, 2013, respectively, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

13.	Credit Facility and Covenant Compliance

The Company’s Credit Facility is subject to compliance with certain covenants, including financial covenants at quarter-end relating to leverage, tangible net worth and asset coverage. The Credit Facility also contains restrictions on the Company’s ability to:

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

Among other things, the Fourth Amendment reduced the borrowings available to $40 million from the previously available $50 million and eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014 the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum on unused availability.

On April 29, 2014, the Company and its lender amended the Credit Facility (the “Fifth Amendment”) which removed a requirement that the Company raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that the Company raise $10 million of new equity capital by May 30, 2014.  As discussed in Note 10, the Company raised $14.1 million and the cash was used to repay a portion of our outstanding indebtedness under the Credit Facility. The equity raise did not reduce the Company’s borrowing capacity.

On September 5, 2014, the Company and its lender amended the Credit Facility (the “Sixth Amendment”) which accomplished the following:

•
Removed the prohibition against acquisitions and amended the definition of Permitted Acquisition in the Credit Agreement to provide that the Company may, without the lender's consent, but subject to certain restrictions, acquire another entity or its assets for a price of up to $8 million payable in shares of the Company's common stock.

•	Modified the Company’s Tangible Net Worth requirement.
•	Eliminated the covenant which capped losses per quarter.
•	Changed the monthly Covenant Compliance Reports to quarterly reports.

The foregoing summary description of the Sixth Amendment is not complete and is qualified in its entirety by reference to the full text of the Sixth Amendment, which has been filed with the SEC on Form 8-K.

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

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended September 30, 2014 and “Prior Quarter” refers to the three-month period ended September 30, 2013, “Current Period” refers to the nine-month period ended September 30, 2014 and “Prior Period” refers to the nine-month period ended September 30, 2013.

Financial Results for the Current Quarter and Current Period, Operational Issues and Outlook for 2014 Financial Results

In the Current Quarter and Current Period, we had an operating loss of $1.6 million and operating income of  $1.4 million, respectively, loss before income taxes and earnings attributable to noncontrolling interest owners of $1.7 million and income before income taxes and earnings attributable to noncontrolling interest owners of  $1.3 million, respectively, net loss attributable to Sterling common stockholders of $3.9 million and $2.5 million, respectively, and net loss per diluted share attributable to Sterling common stockholders of $0.21 and $0.14, respectively.

Revenues for the Current Quarter and the Current Period increased 1.8% and 20.5% from the Prior Quarter and Prior Period, respectively.  The slight increase in revenue during the Current Quarter is primarily related to an increased number of projects in progress in our California market. The increase in revenue during the Current Period is primarily due to an increase in the number of projects in progress with increased productivity, largely in our Texas and California markets.

In the Current Quarter and Current Period, our overall margins decreased to 4.4% and increased to 5.5%, respectively, as compared to a 4.5% gross margin and a 1.6% gross margin deficit in the Prior Quarter and Prior Period, respectively.  The decrease in gross margin during the Current Quarter is primarily attributed to the impact of downward revisions of gross profits related to three problem jobs, two in Texas and one in California.  During the Current Quarter, unanticipated expenses were incurred related to these projects resulting in a decrease to our gross margin in the Current Quarter as compared to the 6.4% gross margin maintained during the three months ended June 30, 2014.  The increase in gross margin in the Current Period is primarily attributed to the Prior Period impact of downward revisions of gross profits related to three problem jobs, two in Texas and one in Arizona.

For the first nine months of 2014, gross margins have been adversely impacted by our efforts to complete the problem jobs mentioned above which were awarded prior to January 1, 2012.  Significant effort has been made to bring these jobs to closure and while these highway jobs were open to traffic in the second quarter of 2014, they will not be entirely complete until the fourth quarter of 2014.  Excluding these jobs, we have seen a steady improvement in gross margins in addition to strong growth in revenue and backlog.

In the 2013 Form 10-K, we discussed various factors which impact the profitability on individual projects as well as the competitive pressures that have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations.  Federal and state legislation related to infrastructure spending has been slow to pass due to the partisan standoff in Congress.  However, with the passage of MAP-21 and the expanded federal Transportation Infrastructure Finance and Innovation Act (TIFIA) loan program, the transportation market has some degree of certainty for its near term funding.  This funding has marginally helped, and as a result, the heavy highway construction sector is expected to grow modestly for the remainder of the year.  See “Item 1. Business — Our Markets, Competition and Customers” in the 2013 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at September 30, 2014

At September 30, 2014, our backlog of construction projects was $759 million, as compared to $687 million at December 31, 2013. Our contracts are typically completed in 12 to 36 months.  At September 30, 2014, there was approximately $82 million excluded from our consolidated backlog for which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $18 million attributable to our share of estimated revenues related to joint ventures for which we are a noncontrolling joint venture partner. Our backlog reflects, in part, our recently implemented strategy to target smaller, shorter duration projects with a particular focus on improved gross margins.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change

Revenues	$189,275	$185,935	1.8%	$518,618	$430,320	20.5%
Gross profit (loss)	$8,356	$8,359	4.6	$28,724	$(6,891)	NM
General and administrative expenses	(9,326)	(8,176)	18.8	(27,316)	(27,273)	1.6
Other operating income (expense), net	(603)	1,514	NM	(4)	1,965	NM
Operating income (loss)	(1,573)	1,697	NM	1,404	(32,199)	NM
Gains (loss) on the sale of securities	-	(11)	NM	-	472	NM
Interest income	113	335	(66.3)	644	871	(26.1)
Interest expense	(211)	(306)	(31.0)	(766)	(614)	24.8
Income (loss) before taxes and earnings attributable to noncontrolling interests	(1,671)	1,715	NM	1,282	(31,470)	NM
Income tax (expense) benefit	(546)	380	NM	(573)	12,928	NM
Net income (loss)	(2,217)	2,095	NM	709	(18,542)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,718)	(2,284)	(24.8)	(3,238)	(3,250)	(0.4)
Net loss attributable to Sterling common stockholders	$(3,935)	$(189)	NM	$(2,529)	$(21,792)	(88.4)
Gross margin (deficit)	4.4%	4.5%	2.2	5.5%	(1.6)%	NM
Operating margin (deficit)	(0.8)%	0.9%	NM	0.3%	(7.5)%	NM
NM – Not meaningful.

	Amount as of
	September 30, 2014	June 30, 2014	December 31, 2013
Contract Backlog, end of period	$759,000	$727,000	$687,000

Revenues

Revenues increased $3.3 million, or 1.8%, in the Current Quarter compared with the Prior Quarter and increased $88.3 million, or 20.5%, for the Current Period compared with the Prior Period.  The slight increase in revenue during the Current Quarter is primarily related to an increased number of projects in progress in our California market.  The increase in the Current Period is primarily attributable to an increase in the number of projects in progress along with increased productivity, largely in our Texas and California markets.

Gross Profit

Gross profit remained flat for the Current Quarter compared with the Prior Quarter and increased $35.6 million for the Current Period compared with the Prior Period.  Gross margins decreased to 4.4% in the Current Quarter from 4.5% in the Prior Quarter and increased to 5.5% in the Current Period from a deficit of 1.6% in the Prior Period.  The decrease in gross margin during Current Period is primarily attributed to the impact of downward revisions of gross profits related to three problem jobs, two in Texas and one in California.  During the Current Quarter, unanticipated expenses were incurred related to these projects resulting in a decrease to our gross margin in the Current Quarter as compared to the 6.4% gross margin maintained during the three months ended June 30, 2014.  The increase in gross margin in the Current Period is primarily attributed to the Prior Period impact of downward revisions of gross profits related to three problem jobs, two in Texas and one in Arizona.

At September 30, 2014 and 2013, we had approximately 113 and 111 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to differences among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses increased $1.1 million to $9.3 million during the Current Quarter from $8.2 million in the Prior Quarter and remained flat at $27.3 million in the Current Period compared to the Prior Period.  The increase during the Current Quarter as compared to the Prior Quarter is primarily the result of a slight increase in headcount and employee benefit costs and a decrease in employee benefit costs in the Prior Quarter.

As a percent of revenues, general and administrative expenses increased 0.5% to 4.9% and decreased 1.0% to 5.3% in the Current Quarter and Current Period, respectively, compared with 4.4% and 6.3% in the Prior Quarter and Prior Period, respectively.  The increase in general and administrative expenses, as a percentage of revenue, for the Current Quarter as compared to the Prior Quarter is primarily the result of a decrease in employee benefit costs in the Prior Quarter.  The decrease in the Current Period as compared to the Prior Period is primarily the result of investments made in our information systems infrastructure and operational and financial process improvements which allowed us to increase our productivity without a significant increase in general and administrative expenses.

Income taxes

Our effective income tax rates for the Current Quarter and Prior Quarter were 32.7% and 22.2%, respectively, and for the Current Period and Prior Period were 44.7% and 41.1%, respectively.  The Company is not expecting a current federal tax liability for 2014.  The Company does expect a state tax liability for 2014.  Therefore, a current tax expense has been recorded for those states for the three and nine months ended September 30, 2014. Additionally, we have recorded a current tax expense for the reduction of our net tax receivable. In the Prior Quarter and Prior Period, the effective income tax rate varied from the statutory rate primarily as a result of net income attributable to noncontrolling interest owners which is taxable to those owners rather than to us, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The ability to realize deferred tax assets and the need for a valuation allowance is evaluated and assessed quarterly.  The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth.  For the quarter ended September 30, 2014, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2013 and June 30, 2014.

Historical Cash Flows

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(14,118)	$(11,838)
Capital expenditures	(14,404)	(11,333)
Proceeds from sales of property and equipment	4,874	4,517
Net sales of short-term securities	-	27,291
Net drawdown on the Credit Facility	26,335	(3,578)
Distributions to noncontrolling interest owners	(1,190)	(3,244)
Net proceeds from stock issued	14,078	-
Other	(447)	57
Total	$15,128	$1,872

	Amount as of
	September 30, 2014	December 31, 2013
Cash and cash equivalents	$17,000	$1,872
Working capital	$53,700	$8,686

Operating Activities

Significant non-cash items included in operating activities include depreciation and amortization expense which was $13.8 million and $14.0 million in the Current Period and Prior Period, respectively.  The depreciation expense has remained consistent from the Prior Period to the Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment.

Besides the net income and net loss in the Current Period and Prior Period, respectively, and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable increased by $28.1 million in the Current Period and increased $19.8 million in the Prior Period while the net cash effect of billings in excess of costs and estimated earnings and costs, and estimated earnings in excess of billings decreased cash by $23.1 million in the Current Period and increased cash by $1.3 million in the Prior Period;

•	accounts payable increased by $19.5 million in the Current Period and $31.3 million in the Prior Period; and
•	accrued compensation and other liabilities increased by $6.6 million in the Current Period and increased by $3.9 million in the Prior Period.

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Period and Prior Period totaled $14.4 million and $11.3 million, respectively.  Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $4.9 million and $4.5 million, respectively, with an associated net gain for the Current Period and Prior Period of $0.9 million and $0.8 million, respectively.  The level of expenditures in the Current Period increased by a minimal $3.1 million from the Prior Period as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased assets where appropriate.

During the Current Period, we had no sales of short-term securities as compared to net sales of short-term securities of $27.3 million in the Prior Period.  The net sales in the Prior Period were primarily used to repay borrowings under on our Credit Facility that were used to purchase the remaining 20% interest in RLW in December 2012.

Financing Activities

Financing activities in the Current Period consisted of net proceeds from our common stock offering of $14.1 million which was used to strengthen our balance sheet.  In addition, the net drawdown on our Credit Facility of $26.3 million was used to fund our operating activities.  In the Prior Period, there was a net payment of $3.6 million on our Credit Facility.  During the Current Period, we distributed $1.2 million to the noncontrolling interest owners.  During the Prior Period, $3.2 million was distributed to the noncontrolling interest owners.  Of this amount, $2.3 million was distributed to the former RLW owners as their final distribution for RLW’s earnings in 2012.

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

Some of these fluctuations can be significant.  At September 30, 2014, we had working capital of $53.7 million, an increase of $45.0 million over December 31, 2013. The increase in working capital was the result of the following (amounts in thousands):

Net income	$709
Depreciation and amortization	13,809
Capital expenditures	(14,404)
Proceeds from sales of property and equipment, net of gain	3,969
Distributions to noncontrolling interest owners	(1,190)
Net drawdown on the Credit Facility	26,335
Net proceeds from stock issued	14,078
Other	1,708
Total increase in working capital	$45,014

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.   Subject to the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $40 million in borrowings and letters of credit are available under the Credit Facility, which matures on September 30, 2016.  Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds from and other rights under our construction contracts which are pledged to our bond surety.  At September 30, 2014, there were $34.1 million of borrowings outstanding under the Credit Facility; in addition, there was an outstanding letter of credit of $3.0 million which reduced availability under the Credit Facility to $2.9 million.

The Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to leverage, tangible net worth and asset coverage. The Credit Facility contains restrictions on our ability to:

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

Among other things, the Fourth Amendment reduced the borrowings available to $40 million from the previously available $50 million and eliminated the option to increase the Credit Facility by an additional $50 million.  The Fourth Amendment also modified the existing borrowing interest fee schedule and increased borrowing rates by 50 basis points to 4.75% effective December 31, 2013.  In addition, if certain liquidity thresholds are not met in 2014 the interest rate may increase 200 basis points and continue to increase 100 basis points every quarter after 2015 until such thresholds are met.  Furthermore, the Fourth Amendment requires the payment of a quarterly commitment fee of 0.75% per annum on unused availability.

On April 29, 2014, we obtained an amendment (the “Fifth Amendment”) with our bank which removed a requirement that we raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that we raise $10 million of new equity capital by May 30, 2014.  As discussed below, the Company raised $14.1 million and the cash was used to repay a portion of our outstanding indebtedness under the Credit Facility. The equity raise did not reduce the Company’s borrowing capacity.

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

On May 6, 2014, we closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share.  The net proceeds of $14.1 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned above.

On September 5, 2014, the Company and its lender amended the Credit Facility (the “Sixth Amendment”) which accomplished the following:

•
Removed the prohibition against acquisitions and amended the definition of Permitted Acquisition in the Credit Agreement to provide that the Company may, without the lender's consent, but subject to certain restrictions, acquire another entity or its assets for a price of up to $8 million payable in shares of the Company's common stock.

•	Modified the Company’s Tangible Net Worth requirement.
•	Eliminated the covenant which capped losses per quarter.
•	Changed the monthly Covenant Compliance Reports to quarterly reports.

The foregoing summary description of the Sixth Amendment is not complete and is qualified in its entirety by reference to the full text of the Sixth Amendment, which has been filed with the SEC on Form 8-K.

Average borrowings under the Credit Facility for the Current Quarter were $11.4 million and the largest amount of borrowings under the Credit Facility was $36.8 million on April 21, 2014.  Average borrowings under the Credit Facility for the fiscal year 2013 were $18.6 million, and the largest amount of borrowings under the Credit Facility was $37.4 million on July 12, 2013.

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

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of September 30, 2014, we had diesel futures contracts for 0.3 million gallons with fixed prices at an average of $2.82 per gallon.  This compares to the September 30, 2014 price for off-road ultra-low sulfur diesel published by Platts of $2.62.  We will continue to evaluate this strategy and may increase or decrease our commitments depending on our forecast of the diesel fuel market and other operational considerations. There can be no assurance that this strategy will be successful.

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

At September 30, 2014, there was approximately $61 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $18 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2014, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the 2013 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under our Credit Facility during the Current Quarter were $11.4 million.  Based on our current level of borrowings for 2014, a change of 1.0% in our interest rate may have a $0.1 million impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at September 30, 2014:

		Price Per Gallon		Remaining Volume (gallons)	Fair Value of Derivatives at September 30, 2014 (amounts in thousands)
Beginning	Ending	Range	Weighted Average
October 1, 2014	December 31, 2014	$2.79 – 2.88	$2.83	240,000	$(59)
January 1, 2015	August 31, 2015	$2.75 – 2.79	$2.77	100,000	(14)
					$(73)

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting has occurred as of September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2014	7,110	(1)	$7.66	-	-

(1)
These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released (in the month of September) from Company-imposed transfer restrictions in order to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions.  The repurchases were made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:	November 10, 2014	By:	/s/ Peter E. MacKenna
Peter E. MacKenna
President and Chief Executive Officer

Date:	November 10, 2014	By:	/s/ Thomas R. Wright
Thomas R. Wright
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2014
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