Form 10-K
period 2014-12-31
STERLING CONSTRUCTION CO INC
filed 2015-03-16
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended: December 31, 2014
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________to ________________________________
Commission file number 1-31993

STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	25-1655321 (I.R.S. Employer Identification No.)
1800 Hughes Landing Blvd. The Woodlands, Texas (Address of principal executive offices)	77380 (Zip Code)

Registrant’s telephone number, including area code (281) 214-0800

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Title of each class Common Stock, $0.01 par value per share (Title of Class)	The NASDAQ Stock Market LLC

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [√] Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2014: $166,755,548.
At March 6, 2015, the registrant had 18,768,244 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2015 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc. Annual Report on Form 10-K Table of Contents

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

Item 1. Business.

Overview of the Company’s Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation. Our principal executive offices are located at 1800 Hughes Landing Boulevard, Suite 250, The Woodlands, Texas 77380, and our telephone number at this address is (281) 214-0800. Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: Texas Sterling Construction Co., a Delaware corporation, or “TSC”; Road and Highway Builders, LLC, a Nevada limited liability company, or “RHB”; Road and Highway Builders of California, Inc., a California corporation, or “RHBCa”; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; and Myers & Sons Construction, L.P., a California limited partnership, or “Myers”. The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

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

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations consist of one reportable segment, one operating segment and one reporting unit component, which is heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.

Sterling has grown its service profile and geographic reach both organically and through acquisitions. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. These acquisitions also extended Sterling’s service profiles.

Recent Developments.

Financial Results for 2014, Operational Issues and Outlook for 2015 Financial Results.

In 2014, the Company had an operating loss of $4.2 million and net loss attributable to Sterling common stockholders of $9.8 million. Our gross margins have increased to 4.8% in 2014 from (5.4)% in 2013 and decreased from the 7.5% gross margin experienced in 2012. In 2014, our gross margins continued to be adversely impacted by downward revisions to estimated profitability on projects primarily awarded in Texas; although, to a lesser extent than in the prior year.

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

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations. In recent years, federal and state legislation related to infrastructure spending has been slow to pass. Funding for federal highway projects primarily originate from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General fund and certain other funds to maintain the solvency of the fund as sources of income remain a challenge. While government spending on highway and related bridge work has not significantly increased in recent years, our backlog has increased $77 million from $687 million at December 31, 2013 to $764 million at December 31, 2014, representing ample work to be bid on within our markets with acceptable gross margins. In addition to highway and related bridge work, we continually look for projects that diversify our book of projects to relieve the continued pressure on our gross margins related to new contract awards from local, state and federal authorities.

Our Business Strategy.

Key features of our business strategy include:

•
Continue to add construction capabilities: by adding capabilities that augment our core contracting and construction competencies, we are able to improve gross margin opportunities and more effectively compete for contracts that might not otherwise be available to us.

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

Our Markets, Customers and Competition.

Currently, all our operations are performed within the United States. As such, we rely heavily on federal and state infrastructure spending. Actual appropriations by the U.S. Department of Transportation (“U.S.DOT”) were $38.9 billion for federal highway financial assistance to the states for 2013. Additionally, U.S.DOT had enacted funds for the fiscal year ended September 30, 2014 of $40.1 billion and has requested authority to spend $47.3 billion in fiscal 2015 for highways and bridges.

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

In Texas, our customers include Texas Department of Transportation (“TxDOT”), Texas county and municipal public works departments, regional transit and water authorities, port authorities, school districts, municipal utility districts and the U.S. Corps of Engineers. TxDOT contract awards (“lettings”) for transportation construction projects are estimated to be $9.5 billion in 2015 and $4.2 billion in 2016.

Additionally, in Texas, substantial funds for transportation infrastructure spending are also being provided by toll road and regional mobility authorities for construction of toll roads, which provides Sterling with additional construction contracting opportunities; however, such spending could be limited by federal, state and local funding limitations.

Texas’ approximately 306,000 miles of roadway is in need of repair and the shale oil traffic has placed an additional burden on the transportation system. In November 2014, a ballot measure known as Proposition 1 was approved which will utilize approximately $1.7 billion from the Texas Economic Stabilization Fund (Rainy Day Fund) for these growing transportation needs. In the November 2013 election, Texans voted in favor of infrastructure spending by passing a water bill. The Proposition 6 water initiative had widespread support in the legislature and 73 percent voted in favor of the amendment. Proposition 6 provides $2 billion from the Rainy Day Fund for low-interest loans to help fund projects in the State Water Plan for the next 50 years.

In Utah, our public sector customers include the Utah Department of Transportation (“UDOT”) and the Utah Transit Authority. Spending for highway and bridge construction in Utah was $729 million in 2014, and $741 million has been authorized for 2015. The details of the capital spending budget for 2016 have not been released; however the Utah Governor’s recommendation for total capital spending in 2016 is approximately $687 million. In Utah, we have been competitive, in part, because of successful marketing efforts, design-build and CM/GC capabilities and development of innovative methods for completing projects. Competition for design-build projects is not totally focused on cost factors but is also significantly dependent on successful marketing efforts, reputation, quality of designs and aesthetics. We believe that we were one of the first construction companies to utilize ABC technology to build bridges offsite, move them to their location, and complete their installation in a very short period of time in order to minimize mobility disruptions.

In Nevada, we believe that we are a leading asphalt paving contractor on suburban and rural highway projects. Our primary public sector customer is the Nevada Department of Transportation (“NDOT”). Nevada’s budget for construction of roadways and facilities is estimated to be $375 million and $194 million in 2015 and 2016, respectively, compared with expenditures of $557 million in 2014.

In Arizona, our principal customers are the Arizona Department of Transportation (“ADOT”) and municipal airport authorities. Arizona’s expenditures for transportation construction were $1.4 billion in 2014, while such expenditures are estimated to be $1.6 billion in each year 2015 and 2016.

In California, our principal customer is the California Department of Transportation (“Caltrans”). California’s transportation capital outlays and local assistance were $5.2 billion in 2014, while such expenditures are estimated to be $5.6 billion in 2015 and $5.9 billion in 2016.

In Hawaii, our principal customers are the City of Honolulu and the Hawaii Department of Transportation (“HDOT”). Hawaii’s expenditures for transportation construction were $471 million in 2014, while expenditures for 2015 and 2016 are estimated to be $120 million and $133 million, respectively.

A significant portion of our contracts pertain to state highway and related bridge work. In 2014, state highway and related bridge work accounted for 48% of our consolidated revenues compared with 62% and 61% in 2013 and 2012, respectively. The majority of the remaining work we perform is for local city municipalities.

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

Although we occasionally undertake contracts for private customers, the vast majority of our revenues are attributable to work for public sector customers. Our larger construction projects are typically undertaken from work bid and won as part of a letting through a particular state’s department of transportation. Refer to Note 18 to the consolidated financial statements (references to “Note” or “Notes” are to the Notes to consolidated financial statements for the year ended December 31, 2014, included in this document), for major customers that accounted for 10% or more of total revenue in any of the past three fiscal years. The majority of the services provided to customers are pursuant to contracts awarded through competitive bidding processes.

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

These and other factors have adversely affected the levels of transportation and water infrastructure capital awards and expenditures in our markets, reducing opportunities to replace backlog at reasonable margins and increasing competition for new projects. However, we believe that the Company is well-established in our particular markets and has a fleet of modern equipment that gives us the ability to perform a broad range of work which will allow us to weather current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.

Backlog.

Backlog is the revenue we expect to earn in future periods on our construction projects. However, low bid awards not officially awarded are excluded from backlog. As the construction on our projects progresses, we increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2014, our backlog was $764 million.

Substantially all of the contracts in our contract backlog may be canceled at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past. See the section below entitled, “Contracts — Contract Management Process.”

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

We act as the prime contractor on the majority of the construction contracts that we undertake. We generally complete the majority of the work on our contracts with our own resources, and we typically subcontract only specialized activities, such as traffic control, electrical systems, signage, trucking and earthmoving. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of and prior experience with the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on some specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses. We have not experienced significant costs associated with subcontractor performance issues in the past.

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

As a normal part of the construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Upon completion of a contract, before receiving final payment on the contract, a contractor must post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

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

Employees.

As of December 31, 2014, the Company had approximately 1,799 employees, including 1,498 field personnel. Of our 1,498 field employees, 475 were union members in Nevada, Arizona, California and Hawaii, and these union employees are represented by 16 unions.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a permanent basis; however, as is typical in the construction industry, we experience a high degree of turnover as a result of construction projects being completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations. However, we have recently experienced intense competition for craft labor, primarily in Texas.

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

Access to Company’s Filings.

The Company maintains a website at www.strlco.com on which our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge, some directly on the website and others through a link to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s Code of Business Conduct & Ethics, the charters of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee of the Board of Directors and information on the Company’s “whistle-blower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.

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

We may be unable to grow our revenues and increase our profitability.

Our revenue has grown rapidly in recent years, in part through acquisitions that expanded our geographical footprint. We may be unable to grow our revenues for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses. See “Recent Developments ― Financial Results for 2014, Operational Issues and Outlook for 2015 Financial Results” above for further discussion of the impact on our financial results.

Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. The most recent recession caused a nationwide decline in home sales and an increase in foreclosures, which correspondingly resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for municipal road, bridge and water infrastructure construction. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us. We are reliant upon contracts with state transportation departments for a significant portion of our revenues.

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

Management may have difficulty implementing its business strategy.

We have recently experienced significant losses primarily related to projects constructed in Texas. If management is unable to timely implement its business strategy to return to profitability in its Texas, or other markets, our results of operations, cash flows and shareholder returns could be adversely affected. In addition, if a return to profitability does not occur within the time frame that we anticipate, or if we continue to incur losses in our Texas, or other markets, we may not have sufficient working capital to timely complete our construction projects. If adequate funds are not available, or are not available on acceptable terms, to alleviate our working capital constraints as we execute our business strategy to return to profitability we may need to liquidate assets, sell our owner’s interest in subsidiaries, or take other measures to provide sufficient working capital to continue our operations.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2014, approximately 9.1% of our revenue was generated from North Texas Tollway Authority (“NTTA”) and approximately 14.5% was generated by Caltrans. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are TxDOT and Caltrans which comprised 30.6% and 23.2% of our backlog at December 31, 2014, respectively. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

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

We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

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

Our credit facility contains financial covenants that require us to maintain specified asset ratios and leverage ratios, and to maintain specified levels of tangible net worth. Our ability to borrow funds for any purpose will depend on our satisfying these tests. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our credit facility, an event of default could occur. An event of default, if not waived by our lenders, could result in the acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Acceleration of our credit facility could result in foreclosure on and loss of our operating assets. In the event of such foreclosure, we would be unable to conduct our business and forced to discontinue operations.

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

We had $54.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2014. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual test of our goodwill to determine if it has become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill may be substantial. For example, in 2011, our annual test indicated that goodwill was impaired, and as a result we recorded a charge of $67.0 million representing approximately 55% of the $121 million of recorded goodwill prior to the write down. As a result, the Company incurred a significant loss for 2011 and equity declined by $41.8 million. If we were required to write down all or a significant part of our goodwill in future periods our net earnings and equity could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located in The Woodlands, Texas, in 12,340 square feet of office space leased with an eight year term. Our executive, finance and accounting offices are located at this facility. We also have an office located in Lafayette, Colorado where we lease a small office for our information technology professionals.

Our TSC office building is located in Houston, Texas, which houses TSC’s executive management, project management and finance and accounting offices. The building is located on a seven-acre parcel of land on which the TSC Houston division’s equipment repair center is also located. We also own land, have repair facilities and have constructed offices in San Antonio and Dallas.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and also repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW. Refer to Note 19 to the consolidated financial statements for additional information regarding related party transactions.

Our Nevada operations leases office space in Sparks, Nevada, and we own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at four quarry sites in Nevada. In Nevada, we generally source and produce our own aggregates, either from our own quarries or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

Our Arizona, California and Hawaii operations lease office space in Tempe, Sacramento and Honolulu, respectively.

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

Executive Officers of the Registrant
(At March 1, 2015)

The following is a list of the Company's three executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Paul J. Varello	71	Chairman of the Board of Directors, Chief Executive Officer	2015
Thomas R. Wright	51	Executive Vice President & Chief Financial Officer, Treasurer	2013
Roger M. Barzun	73	Senior Vice President & General Counsel, Secretary	2006

Each executive officer is elected by the Board of Directors and, subject to the terms of any employment agreement he may have with the Company, holds office for such term as the Board of Directors may prescribe, or until his death, disqualification, resignation or removal.

Mr. Varello, who has been a director of the Company since January 2014, and Chairman of the Board of Directors since December 2014, was elected acting Chief Executive Officer after the Company's former President & Chief Executive Officer, Peter E. MacKenna, left the Company on January 31, 2015. Mr. Varello is the Founder and President of Commonwealth Projects, LLC, a project development company specializing in developing LNG projects in the Caribbean Basin and Bermuda. He is the former Founder and Chairman of Commonwealth Engineering & Construction, LLC (CEC) an engineering and construction management company specializing in the design and construction of major capital projects for the oil & gas, refining, alternative fuels, power, and related energy industries, which he sold in 2014. Prior to founding CEC in May 2003, Mr. Varello was Senior Partner of Varello & Associates, a company that provided technical assessments, economic evaluations, estimates and constructability reviews to project lenders, plant operators and engineering companies from September 2001 to May 2003. From May 1990 to September 2001, Mr. Varello was Chairman of the Board and Chief Executive Officer of American Ref-Fuel Company of Houston, Texas. The company was formed as a joint venture of two publicly-traded companies to develop, own and operate plants that convert solid municipal waste into energy. For the eighteen years prior to 1990, Mr. Varello was with Fluor Corporation, a Fortune 500 company that provides engineering, procurement, construction, maintenance, and project management services to a wide range of global clients. Mr. Varello started with Fluor as a project construction manager and rose to President of the Process Sector. Mr. Varello is a Registered Professional Engineer in California, Texas and Louisiana, and holds a Bachelor of Civil Engineering from Villanova University. He is also a graduate of Harvard Business School's Advanced Management Program.

Mr. Wright was elected Executive Vice President & Chief Financial Officer and Treasurer effective September 25, 2013. From February 2011 until he joined the Company, Mr. Wright was Chief Financial Officer of Toronto-based St Mary's/CBM, a leading North American cement and concrete company. Prior to that, from April 2006 to September 2010, he was with Boart Longyear Company, a global drilling services and products manufacturing company, initially as Vice President, Finance, Global Products and Manufacturing, and subsequently as Vice President, Financial Planning and Analysis, Mergers and Acquisitions, Investor Relations, Strategic Planning, and Corporate Communications. Mr. Wright holds an MBA in Finance from the Indiana University.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other companies from time to time on a part-time basis. He is a member of the bar of New York and Massachusetts.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”). The table below shows the market high and low closing sales prices of the common stock for 2013 and 2014 by quarter.

	High	Low
Year Ended December 31, 2013
First Quarter	$11.78	$9.80
Second Quarter	10.97	8.91
Third Quarter	10.50	9.13
Fourth Quarter	12.17	8.67
Year Ended December 31, 2014
First Quarter	$11.63	$8.67
Second Quarter	9.60	6.78
Third Quarter	9.88	7.46
Fourth Quarter	9.15	5.67

On February 28, 2015, there were 930 holders of record of our common stock.

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

Equity Compensation Plan Information.

Certain information about the Company's equity compensation plans is incorporated into Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company's proxy statement for its 2015 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2009 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2009 ($)	December 2010 ($)	December 2011 ($)	December 2012 ($)	December 2013 ($)	December 2014 ($)
Sterling Construction Company, Inc.	100.00	68.13	56.27	51.93	61.29	33.39
Dow Jones US Total Return Index	100.00	116.65	118.22	137.52	182.86	206.53
Dow Jones US Heavy Construction Index	100.00	128.40	105.86	128.54	168.74	125.68

Issuer Purchases of Equity Securities.

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. There were no repurchases of shares during the three months ended December 31, 2014.

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.” Amounts are in thousands, except per share data:

	Years ended December 31,
	2014	2013	2012	2011	2010
Revenues	$672,230	$556,236	$630,507	$501,156	$459,893
(Loss) Income before income taxes and earnings attributable to noncontrolling interests	$(4,593)	$(68,804)	$17,133	$(51,716)	$36,494
Income tax (expense) benefit	(632)	(1,222)	579	17,012	(10,270)
Net (loss) income	(5,225)	(70,026)	17,712	(34,704)	26,224
Noncontrolling owners’ interests in earnings of subsidiaries	(4,556)	(3,903)	(18,009)	(1,196)	(7,137)
Net income (loss) attributable to Sterling common stockholders	$(9,781)	$(73,929)	$(297)	$(35,900)	$19,087

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.54)	$(4.91)	$(0.26)	$(2.24)	$1.15
Diluted	$(0.54)	$(4.91)	$(0.26)	$(2.24)	$1.13

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	18,063	16,635	16,421	16,396	16,195
Diluted	18,063	16,635	16,421	16,396	16,563
Cash dividends declared	$--	$--	$--	$--	$--
Balance sheet:
Total assets	$306,451	$273,018	$331,510	$303,831	$367,131
Long-term debt	$37,021	$8,331	$24,201	$263	$336
Equity attributable to Sterling common stockholders	$133,686	$128,893	$210,148	$213,311	$250,429
Book value per share of outstanding common stock attributable to Sterling common stockholders	$7.11	$7.74	$12.74	$13.07	$15.21
Shares outstanding	18,803	16,658	16,495	16,321	16,468

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

Critical Accounting Policies.

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition

•	Contracts receivable, including retainage

•	Valuation of long-lived assets and goodwill

•	Income taxes

•	Segment reporting

Our significant accounting policies are described in Note 1 to the consolidated financial statements, and conform to the Financial Accounting Standards Board’s Accounting Standards Codification (or GAAP or ASC).

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

Revenue Recognition.

The majority of our construction contracts with our customers are “fixed unit price.” Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.

Revenue from these construction contracts is recognized using the percentage-of-completion accounting method. Under this method, revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as indirect salaries and wages, equipment maintenance, repairs, fuel and depreciation, insurance and payroll taxes. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new scope or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations for which we have customer approval for a change of scope but a price change associated with the scope change has not yet been agreed upon. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.  Revenue from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed.  Warranty claims historically have been insignificant.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach, and we believe our experience allows us to produce reliable estimates. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.  Results for 2014, 2013 and 2012 were adversely affected by revisions to estimated profitability on a number of construction projects. See “Recent Developments ― Financial Results for 2014, Operational Issues and Outlook for 2015 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013” for further discussion of the impact on our financial results.

Contracts Receivable, Including Retainage.

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2014 and 2013, contracts receivable included $16.4 million and $18.3 million of retainage, respectively, which is being withheld by customers until completion of the contracts. All other contracts receivable include only balances approved for payment by the customer.

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

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet.  At December 2014 and 2013, there was $5.0 million and $7.8 million recorded, respectively.  We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

As the majority of our construction contracts are entered into with state or municipal government customers, credit risk is minimal. The Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was no bad debt expense recorded in 2014 or in 2012. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating income, net.” During 2014, we recovered $1.0 million of this $1.8 million.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2014 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

Valuation of Long-Lived Assets and Goodwill.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2014 and 2013, there were no events or changes in circumstances that would indicate an impairment of our long-lived assets.

Goodwill must be tested for impairment at least annually, and we performed our most recent annual impairment test of historical goodwill on October 1, 2014.  Based on our one reporting unit, our test indicated there was no impairment of goodwill.  See “Segment Reporting” below for further information regarding the determination of our reporting unit. Note 8 to the consolidated financial statements discusses the two valuation approaches used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment.  These valuation approaches are impacted by a number of factors but the key factors are the Company’s stock price, the estimated control premium and the estimated forecasted cash flows.  The valuation approaches contain uncertainty regarding the estimates used. One of the largest uncertainties relates to local, state and government spending which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows. These are discussed in a number of places including “Item 1A. Risk Factors.” We determined that the fair value of the Company’s equity was approximately 19% above the carrying value of the Company’s equity.

After the annual test was completed, the Company’s stock price decreased from $7.54 on October 1, 2014 to $6.39 on December 31, 2014. Due to the decrease in the stock price, we noted that a goodwill impairment triggering event occurred during the fourth quarter of 2014. Therefore, we updated our annual goodwill impairment assessment using the two methods discussed in Note 8. The methods now included fourth quarter information which incorporated the Company’s stock price at December 31, 2014 and reduced gross margins used in our discounted cash flow model projections. Based on this revised testing, there was no goodwill impairment and we determined that the fair value of the Company’s equity was approximately 13% above the carrying value of the Company’s equity.

On January 27, 2015, we announced our preliminary fourth quarter and full year 2014 results and that we were not in compliance with our Credit Facility’s tangible net worth covenant as of December 31, 2014.

We believe these announcements negatively impacted the Company’s stock price which decreased from $5.52 on January 26, 2015 to $3.97 on January 27, 2015, and has not yet recovered. Due to the decrease in the stock price, we noted that a goodwill impairment triggering event may have occurred in January 2015. We believe an impairment is possible if our stock price does not recover. At this time, we believe that our stock price is undervalued as a result of these announcements and will ultimately recover. However, a modest change in estimated forecasted cash flows, a continued depressed stock price, or declines in other key factors discussed above, could result in an impairment of goodwill. At December 31, 2014, we had goodwill with a remaining carrying amount of approximately $54.8 million.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance.

Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate. On the basis of our evaluations, at December 31, 2014 and 2013, a valuation allowance was recorded on our net deferred tax assets and we had no material uncertain tax positions.

If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Segment Reporting.

We operate in one segment and have only one reportable segment and one reporting unit component, which is heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

In addition, the Company noted that even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment because our local offices all have similar economic characteristics and are similar in all of the following areas:

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

Results of Operations.

Backlog at December 31, 2014

At December 31, 2014, our backlog of construction projects was $764 million, as compared to $687 million at December 31, 2013. Our contracts are typically completed in 12 to 36 months.  At December 31, 2014, there was approximately $24 million excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $16 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.  As discussed further in “Item 1. Business―Recent Developments―Financial Results for 2014, Operational Issues and Outlook for 2015 Financial Results,” our backlog reflects, in part, our recently implemented strategy to target smaller, shorter duration projects with a particular focus on improved gross margins.

We expect that our markets will ultimately recover from the conditions discussed in “Item 1. Business.” Furthermore, we believe that the Company is well-established in our particular markets and has a fleet of modern equipment that gives us the ability to perform a broad range of work which will allow us to weather current market conditions and continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Item 1. Business — Our Markets, Customers and Competition” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013

	2014	2013	% Change
	(Dollar amounts in thousands)
Revenues	$672,230	$556,236	20.9%
Gross profit (loss)	$32,421	$(29,944)	NM
General and administrative expenses	(36,897)	(40,951)	(9.9)
Other income	252	1,737	(85.5)
Operating loss	(4,224)	(69,158)	(93.9)
Gains on sale of securities	--	91	NM
Interest income	754	879	(14.2)
Interest expense	(1,123)	(616)	82.3
Loss before income taxes and earnings attributable to noncontrolling interests	(4,593)	(68,804)	(93.3)
Income tax expense	(632)	(1,222)	(48.3)
Net loss	(5,225)	(70,026)	(92.5)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,556)	(3,903)	16.7
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	(86.8)
Gross margin (deficit)	4.8%	(5.4)%	NM
Operating margin (deficit)	(0.6)%	(12.5)%	(95.2)
Contract backlog, end of year	$764,000	$687,000	11.2

NM – Not meaningful.

Revenues.

Revenues for 2014 increased 20.9% compared with the prior year. This increase is primarily attributable to an increase in the number of projects in progress, largely in our Texas and California markets. However, this increase in revenue was weaker than we anticipated, primarily in our California, Utah and Hawaii markets. The 2013 revenues were adversely affected by the completion of large projects in Utah and to a lesser extent the completion of significant projects in Arizona.

Gross Profit.

Gross profit increased $62.4 million in 2014 compared with the prior year. Gross margin also increased to 4.8% in 2014 from (5.4)% in 2013 primarily due to net downward revisions of estimated revenues and gross margins on construction projects in Texas and Arizona in the prior year. In 2014, timing and weather issues impacted some large projects in our Hawaii and California operations, while spot shortages of commodities, over-stretched sub-contractors and vendors, and intense competition for craft labor continued to pressure our Texas operations which led to a less than anticipated gross profit.

While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in 2014 were:

•	conditions or contract requirements that differed from those assumed in the original bid or contract;
•	delays in taking measures to address issues which arose during construction;
•	subcontractors performance issues and vendor material spot shortages which caused project progress delays; and
•	shortage of skilled labor, particularly in our Texas market.

We may be entitled to claim proceeds related to customer-caused delays, errors in specification and designs or other causes of unanticipated additional costs related to certain projects; however, we cannot predict the amount of claim proceeds or the timing of the receipt of such proceeds.  Claims are recognized in revenue when an agreement is reached with the customer as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At December 31, 2014, we had approximately 116 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses.

General and administrative expenses decreased $4.1 million during 2014 to $36.9 million from $41.0 million in 2013. This decrease is due to certain non-recurring costs in 2013 related to employee benefit costs, as well as costs associated with the evaluation and pursuit of potential acquisition opportunities.

As a percentage of revenues, general and administrative expenses decreased to 5.5% in 2014 from 7.4% in 2013. The decrease in the 2014 percentage as compared to 2013 percentage is the result of the decrease in expenses mentioned above and the result of investments made in 2013 in our information systems infrastructure and operational and financial process improvements which allowed us to increase our efficiency without a significant increase in general and administrative expenses.

Income taxes.

Our effective income tax rates for 2014 and 2013 were (13.8)% and (1.8)%, respectively. In 2014 and in 2013, our effective income tax rate varied from the statutory rate primarily as a result of our deferred tax asset valuation allowance.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. The cumulative three-year period loss that ended in the fourth quarter of 2014 was the result of the write-downs recorded during 2013 and 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $36.6 million has been recorded on our net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Net income attributable to noncontrolling interests.

The increase of $0.7 million to $4.6 million from $3.9 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2014 compared with same period in 2013 is primarily related to net income attributable to the 50% noncontrolling interest in Myers. Operations at the Myers subsidiary are conducted primarily in California where Myers has seen significant growth.

Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012

	2013	2012	% Change
	(Dollar amounts in thousands)
Revenues	$556,236	$630,507	(11.8)%
Gross profit (loss)	$(29,944)	$47,472	NM
General and administrative expenses	(40,951)	(35,187)	16.4
Unusual items	--	(511)	NM
Other income	1,737	4,217	(58.8)
Operating income (loss)	(69,158)	15,991	NM
Gains on sale of securities	91	785	(88.4)
Interest income	879	1,301	(32.4)
Interest expense	(616)	(944)	(34.7)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(68,804)	17,133	NM
Income tax (expense) benefit	(1,222)	579	NM
Net income (loss)	(70,026)	17,712	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(3,903)	(18,009)	(78.3)
Net loss attributable to Sterling common stockholders	$(73,929)	$(297)	NM
Gross margin (deficit)	(5.4)%	7.5%	NM
Operating margin (deficit)	(12.5)%	2.4%	NM
Contract backlog, end of year	$687,000	$656,000	4.7

NM – Not meaningful.

Revenues.

Revenues for 2013 decreased 11.8% compared with prior year. This decrease is primarily attributable to the completion of large projects in Utah and to a lesser extent the completion of significant projects in Arizona. In 2012, a large part of our revenue in Utah related to our share of the results from a construction joint venture in which we were a minority participant. This project was substantially completed in 2012. The revenues generated in our other markets were similar to the revenues generated in the prior year.

Gross Profit.

Gross profit decreased $77.4 million in 2013 compared with the prior year. Gross margin declined to (5.4)% in 2013 from 7.5% in 2012 due to net downward revisions of estimated revenues and gross margins on construction projects in Texas and Arizona. The majority of the write-downs related to three large projects awarded prior to 2012 in Texas, which continued to have a negative impact on profitability.

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

General and administrative expenses.

General and administrative expenses as a percentage of revenues for 2013 increased to 7.4% from 5.7% in 2012. This increase included expenses for an expanded information systems team which was hired in the fourth quarter of 2012 as well as an increase in certain employee benefit costs. The information systems team is expected to generate benefits by upgrading our information systems infrastructure, improving measurement, and focusing on process improvements that will offset their costs in the long-term. Additionally, during 2013, there were costs related to operational and financial process improvements that the Company believes are non-recurring.

Income taxes.

Our effective income tax rates for 2013 and 2012 were (1.8)% and (3.4)%, respectively. Our effective income tax rate varied from the statutory rate in 2013 primarily as a result of our deferred tax asset valuation allowance.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. The cumulative three-year period loss that occurred in the fourth quarter of 2013 was the result of the significant write-downs recorded during the quarter. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $28.2 million has been recorded on our net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth. In 2012, our effective tax rate was impacted by net income attributable to noncontrolling interest owners which is taxed to those owners rather than Sterling.

Net income attributable to noncontrolling interests.

The decrease in net income attributable to noncontrolling interest owner in 2013 compared with 2012 is primarily related to net income attributable to the 20% noncontrolling interest owners in RLW. The Company purchased the remaining 20% interest in RLW on December 31, 2012 which has resulted in lower net income attributable to noncontrolling interest owners during 2013. Additionally, the members of RLW, including the Company, agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during 2012. This increase had a related tax impact of $2.4 million which increased the tax benefit for 2012.

Historical Cash Flows.

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(10,513)	$(22,072)	$24,789
Capital expenditures	(13,509)	(14,390)	(37,359)
Proceeds from sale of property and equipment	6,078	6,787	12,464
Acquisition of noncontrolling interest	--	--	(23,144)
Net sales (purchases) of short-term securities	--	48,236	(3,493)
Distributions to noncontrolling interest owners	(1,191)	(3,565)	(10,185)
Net proceeds from stock issuance	14,046	--	--
Net drawdowns (repayment) on the Credit Facility	26,793	(16,204)	24,012
Other	(733)	(62)	(313)
Total increase (decrease) in cash and cash equivalents	$20,971	$(1,270)	$(13,229)

	As of December 31,
	2014	2013
Cash and cash equivalents	$22,843	$1,872
Working capital	$52,324	$8,686

Operating Activities.

Significant non-cash items included in operating activities include depreciation and amortization expense which was $18.3 million in 2014, $18.7 million in 2013 and $19.0 million in 2012. Depreciation expense has decreased slightly from 2012 to 2014 as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment during seasonal peak operating times.

Besides the net loss in 2014, 2013 and 2012 and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable increased by $1.7 million and $6.4 million in 2014 and 2013, respectively, and decreased by $4.1 million in 2012 while the net cash flow result of billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings decreased by $27.6 million in 2014, increased by $21.6 million in 2013, and decreased by $3.7 million in 2012;

•	accounts payable increased by $5.2 million in 2014, $13.8 million in 2013 and $7.7 million in 2012;
•	accrued compensation and other liabilities decreased by $2.5 million in 2014 and increased by $4.1 million in 2013 and decreased by $2.4 million in 2012; and
•
Member’s interest subject to mandatory redemption and undistributed earnings decreased by $1.1 million as a result of an increase in undistributed earnings of $2.1 million and distributions of $3.2 million for the year ended December 31, 2014.

Investing Activities.

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $16.7 million in 2014 which includes $3.2 million of financed capital expenditures. Proceeds from the sale of property and equipment totaled $6.1 million for 2014 with an associated net gain of $1.0 million. For the years ended December 31, 2013 and 2012, capital expenditures totaled $14.9 million, which includes $0.5 million of financed capital expenditures, and $37.4 million, respectively, while proceeds from the sale of property and equipment totaled $6.8 million and $12.5 million, respectively, with an associated net gain of $1.8 million and $3.2 million, respectively. The level of expenditure in 2014 increased minimally by $1.8 million from 2013 as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased equipment during seasonal peak operating times.

During 2014, we owned no short-term securities. In 2013 and 2012, we had sales of short-term securities of $48.2 million and net purchases of $3.5 million, respectively. The net sales of short-term securities in 2013 were primarily used to pay the drawdown on our Credit Facility which was used to purchase the remaining 20% RLW interest in December 31, 2012 and also maintain a lower outstanding Credit Facility balance which we use to fund our operations. This sale included all of our short-term investments; therefore, at December 31, 2013, we had no short-term investment securities on our balance sheet.

Financing Activities.

Financing activities in 2014 consisted of net proceeds from our common stock offering of $14.0 million which was used to strengthen our balance sheet. In addition, the net drawdown on our Credit Facility of $26.8 million was used to fund our operating activities. Distributions to noncontrolling interest owners were $1.2 million for the year. Financing activities in 2013 primarily reflected a net repayment of $16.2 million and distributions to noncontrolling interest owners of $3.6 million. Financing activities in 2012 primarily reflected a net drawdown of $24.0 million and distributions to noncontrolling interest owners of $10.2 million. The amount of borrowings associated with the Credit Facility is based on the Company’s expectations of working capital requirements.

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

As of December 31, 2014, we had working capital of $52.3 million, an increase of $43.6 million over December 31, 2013. The increase in working capital was the result of the following (amounts in thousands):

Net loss	$(5,225)
Depreciation and amortization	18,348
Capital expenditures	(13,509)
Proceeds from sales of property and equipment, net of gain (loss)	5,083
Distributions to noncontrolling interest owners	(1,191)
Net drawdown on the Credit Facility	26,793
Net proceeds from stock issued	14,046
Other	(707)
Total increase in working capital	$43,638

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.

On October 31, 2007, the Company and its subsidiaries entered into a new Credit Facility with Comerica Bank with a maturity date of October 31, 2012. In December 2009, the Credit Facility was amended to permit the acquisition of RLW and in November 2011, the Credit Facility was amended to extend the maturity date to September 30, 2016. Subject to the conditions under the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $40.0 million in borrowings and letters of credit are available under the Credit Facility. Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds and other rights under our construction contracts which are pledged to our bond surety. At December 31, 2014, there was $34.6 million in borrowing outstanding under the Credit Facility; additionally, there was a letter of credit of $3.0 million outstanding which reduced availability under the Credit Facility to $2.4 million.

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

In addition, as discussed in Note 16 to the accompanying financial statements, on April 29, 2014, an amended “shelf” registration statement filed by the Company with the SEC became effective. Under the amended shelf registration statement, the Company may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total of $80 million, the proceeds of which may be used for working capital, capital expenditures and general corporate purposes, including future acquisitions.

On May 6, 2014, we closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share. The net proceeds of $14.0 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our $40 million revolving credit facility in accordance with the Fifth Amendment mentioned above.

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

As a result of the fourth quarter loss, we were not in compliance with the tangible net worth covenant related to the Company’s Credit Facility at December 31, 2014. On March 12, 2015, we obtained a waiver and amendment (the “Seventh Amendment”) which includes the following key modifications:

•	A reduction in our availability of $5 million for total availability of $35 million as of March 12, 2015;
•	A reduction in our availability of $10 million at June 1, 2015, for total availability of $25 million;
•	A reduction in our availability of $10 million at September 1, 2015, for total availability of $15 million;
•	An increase in our annual interest rate from prime rate plus 150 basis points, or 4.75%, to prime rate plus 350 basis points, or 6.75%;
•	The tangible net worth covenant is modified to include $11.3 million of available headroom from the $86.3 million of tangible net worth calculated at December 31, 2014;
•	Our first covenant test will begin at the end of April using April annualized figures; and
•
A fee of $0.4 million is due in four equal payments. The first payment was due upon execution of the Seventh Amendment and the second, third and fourth payments are due on June 30th, September 30th, and December 31st of 2015, respectively. However, any remaining unpaid fees are waived if at any point during the year we liquidate and terminate our Credit Facility a month before a payment becomes due.

We believe that we will be able to maintain compliance with all covenants under the Seventh Amendment through at least the next twelve months.

Due to the fourth quarter losses, which are largely due to projects constructed in Texas, and our Credit Facility’s tangible net worth debt covenant violation, we are monitoring our cash position very closely. If we are unable to return to profitability in the near future we may encounter working capital constraints. If adequate funds are not available, or are not available on acceptable terms, to alleviate our working capital constraints we may be required to sell Company equipment or property to maintain sufficient levels of working capital during our peak operating periods.

Average borrowings under the Credit Facility for the 2014 fiscal year were $16.9 million and the largest amount of borrowings under the Credit Facility was $36.8 million on April 21, 2014. Average borrowings under the Credit Facility for the 2013 fiscal year were $18.6 million and the largest amount of borrowings under the Credit Facility was $37.4 million on July 12, 2013.

Based on our average borrowings for 2014 and our 2015 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. In 2015, our capital expenditures will be less than in 2014 and we are currently scrutinizing our fleet of equipment in order to identify and liquidate underutilized equipment.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2014:

	Payments due by period
	Total	< 1 Year	1 - 3 Years	4 – 5 Years	> 5 Years
	(Amounts in thousands)
Credit Facility	$34,601	$--	$34,601	$--	$--
Operating leases*	8,793	1,550	2,591	2,476	2,176
Mortgage	116	73	43	--	--
Notes payable for equipment	3,269	892	1,565	812	--
Earn-out liability to former owner of JBC	333	168	165	--	--
Member’s interest subject to mandatory redemption and undistributed earnings**	22,879	--	--	--	22,879
	$69,991	$2,683	$38,965	$3,288	$25,055

* Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.
** Mandatory redemption is based on the death or disability of the interest holder which is not expected to occur within the next five years. Undistributed earnings can be distributed upon unanimous consent from the members. At this time we cannot predict when such distributions will be made. Refer to Note 2 for further information.

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on our Credit Facility is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates. In 2014, interest paid on the Credit Facility was approximately $1.1 million.

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Management expects capital expenditures in 2015 to be less than the $16.7 million incurred in 2014; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

Inflation.

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel, and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of December 31, 2014, we had diesel futures contracts for 0.1 million gallons which fixed prices at an average of $2.77 per gallon. This compares to the December 31, 2014 price for off-road ultra-low sulfur diesel published by Platts of $1.63. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments in 2014. In addition, we intend to retire this program when our last swap contract is settled in August 2015.

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

At December 31, 2014, there was approximately $55 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $16 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2014, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements.

Refer to “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Credit Facility bears interest at floating rates. The average borrowings under this facility during 2014 were $16.9 million. Based on our level of borrowings during 2014, a change of 1% to our interest rate may have a $0.2 million impact on our results from operations.

We are exposed to market risk from changes in commodity prices. In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements. We do not participate in these transactions for trading or speculative purposes. While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements. The following represents the outstanding contracts at December 31, 2014:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	December 31, 2014 (in thousands)
January 1, 2015	August 31, 2015	$2.75– 2.79	$2.77	100,000	$101

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014 to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, at December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2015 and is incorporated herein by reference. The information can be found under the following headings in the proxy statement:

Item 10 Information	Location or Heading in the Proxy Statement
Directors	Election of Directors (Proposal 1) Board Operations
Compliance With Section 16(a) of the Exchange Act	Stock Ownership Information
Code of Ethics	The Corporate Governance & Nominating Committee
Communication with the Board; nominations; Board and committee meetings; committees of the Board; Board leadership and risk oversight; and director compensation.	The Board of Directors

Information relating to the Company’s executive officers is set forth at the end of Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2015 and is incorporated herein by reference. The information can be found under the headings Executive Compensation and Board Operations in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2015 and is incorporated herein by reference.

•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company’s common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2015 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Transactions with Related Persons.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14. Principal Accountant Fees and Services.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2015 and is incorporated herein by reference. The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

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

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. as amended through May 9, 2014 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).

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

10.1.1#
The Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).

10.1.2#	2014 Sterling Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.2#
Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).

10.3#
Summary of standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors on May 9, 2014 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014 (SEC File No. 1-31993)).

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

10.4.5
Waiver and Third Amendment to Credit Agreement by and among Sterling Construction Company, Inc., and certain of its subsidiaries, certain of the Lenders, and Comerica Bank as administrative agent for the lenders, dated as of August 8, 2013 (incorporated by reference to Exhibit 10.4.5 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).

10.4.6
Waiver and Fourth Amendment to Credit Agreement dated as of March 14, 2014 by and among Sterling Construction Company, Inc., certain of its affiliates and subsidiaries, certain of the Lenders, and Comerica Bank as Administrative Agent (incorporated by reference to Exhibit 10.4.6 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).

10.4.7
Fifth Amendment to Credit Agreement dated as of April 29, 2014 by and among Sterling Construction Company, Inc., Comerica Bank, as administrative agent and certain of the lenders (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on April 30, 2014 (SEC File No. 1-31993)).

10.4.8
Sixth Amendment to Credit Agreement dated as of September 5, 2014 by and among Sterling Construction Company, Inc., Comerica Bank, as administrative agent and certain of the lenders (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on September 5, 2014 (SEC File No. 1-31993)).

10.5.1#
Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on March 18, 2010 (SEC File No. 1-31993)).

10.5.2#
Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).

10.6#
Employment Agreement dated December 28, 2012 between Ralph L. Wadsworth Construction Company, LLC and Con L. Wadsworth (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).

10.7#
Employment Agreement dated as of September 1, 2012 between Sterling Construction Company, Inc. and Peter E. MacKenna (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012 (SEC File No. 1-31993)).

10.8.2#
Amendment to the Employment Agreement of Thomas R. Wright dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on September 29, 2014 (SEC File No. 1-31993)).

10.9.1#
Program Description — 2015 Short-Term Incentive Compensation Program & 2015 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993))

10.9.2#
Form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).

10.9.3#*	Amended form of Long-Term Incentive Program Award Agreement.
10.10#*	Employment Agreement dated as of March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello.
21	Subsidiaries of Sterling Construction Company, Inc.:
	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	RHB Properties, LLC	Nevada
	Road and Highway Builders of California, Inc.	California
	Sterling Hawaii Asphalt, LLC	Hawaii
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. LP	California
	J. Banicki Construction, Inc.	Arizona
	Myers & Sons Construction, L.P.	California
23.1*	Consent of Grant Thornton, LLP
31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Thomas R. Wright, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello Chief Executive Officer, and Thomas R. Wright, Executive Vice President & Chief Financial Officer.

95.1*	Mine Safety Disclosure

# Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 16, 2015	By:	/s/ Paul J. Varello
Paul J. Varello, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Milton L. Scott	Chairman of the Board of Directors	March 16, 2015
Milton L. Scott

/s/ Paul J. Varello	Chief Executive Officer (principal executive officer)	March 16, 2015
Paul J. Varello

/s/ Thomas R. Wright	Executive Vice President & Chief Financial Officer	March 16, 2015
Thomas R. Wright	(principal financial officer and principal accounting officer), Treasurer

/s/ Marian M. Davenport	Director	March 16, 2015
Marian M. Davenport

/s/Maarten D. Hemsley	Director	March 16, 2015
Maarten D. Hemsley

/s/ Charles R. Patton	Director	March 16, 2015
Charles R. Patton

/s/ Richard O. Schaum	Director	March 16, 2015
Richard O. Schaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2015

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sterling Construction Company, Inc.:

We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2015

F2

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(Amounts in thousands, except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,843	$1,872
Contracts receivable, including retainage	78,896	77,245
Costs and estimated earnings in excess of billings on uncompleted contracts	33,403	11,684
Inventories	7,401	6,189
Receivables from and equity in construction joint ventures	9,153	6,118
Other current assets	5,278	11,377
Total current assets	156,974	114,485
Property and equipment, net	87,098	93,683
Goodwill	54,820	54,820
Other assets, net	7,559	10,030
Total assets	$306,451	$273,018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,792	$61,599
Billings in excess of costs and estimated earnings on uncompleted contracts	25,649	31,576
Current maturities of long-term debt	965	134
Income taxes payable	1,868	2,035
Accrued compensation	5,169	5,755
Current obligation for noncontrolling owners’ interest in subsidiaries and joint ventures	-	196
Other current liabilities	4,207	4,504
Total current liabilities	104,650	105,799
Long-term liabilities:
Long-term debt, net of current maturities	37,021	8,331
Member’s interest subject to mandatory redemption and undistributed earnings	22,879	23,989
Other long-term liabilities	753	2,105
Total long-term liabilities	60,653	34,425
Commitments and contingencies (Note 13)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 18,802,679 and 16,657,754 shares issued	188	167
Additional paid in capital	205,697	190,926
Retained deficit	(72,098)	(62,317)
Accumulated other comprehensive (loss) income	(101)	117
Total Sterling common stockholders’ equity	133,686	128,893
Noncontrolling interests	7,462	3,901
Total equity	141,148	132,794
Total liabilities and equity	$306,451	$273,018

The accompanying notes are an integral part of these consolidated financial statements.

F3

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands, except per share data)

	2014	2013	2012
Revenues	$672,230	$556,236	$630,507
Cost of revenues	(639,809)	(586,180)	(583,035)
Gross profit (loss)	32,421	(29,944)	47,472
General and administrative expenses	(36,897)	(40,951)	(35,187)
Direct costs of acquisitions	-	-	(202)
Provision for loss on lawsuit	-	-	(309)
Other operating income, net	252	1,737	4,217
Operating (loss) income	(4,224)	(69,158)	15,991
Gain on sale of securities	-	91	785
Interest income	754	879	1,301
Interest expense	(1,123)	(616)	(944)
(Loss) income before income taxes and earnings attributable to noncontrolling interests	(4,593)	(68,804)	17,133
Income tax (expense) benefit	(632)	(1,222)	579
Net (loss) income	(5,225)	(70,026)	17,712
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,556)	(3,903)	(18,009)
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	$(297)
Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(0.54)	$(4.91)	$(0.26)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	18,063,466	16,635,179	16,420,886

The accompanying notes are an integral part of these consolidated financial statements.

F4

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	$(297)
Net income attributable to noncontrolling interest included in equity	4,556	1,879	1,068
Net income attributable to noncontrolling interest included in liabilities	-	2,024	16,941
Add /(deduct) other comprehensive income, net of tax:
Realized gain from available-for-sale securities	-	(90)	(510)
Change in unrealized holding gain (loss) on available-for-sale securities	-	(601)	560
Realized (gain) loss from settlement of derivatives	137	(48)	43
Change in the effective portion of unrealized (loss) gain in fair market value of derivatives	(355)	160	107
Comprehensive (loss) income	$(5,443)	$(70,605)	$17,912

The accompanying notes are an integral part of these consolidated financial statements.

F5

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive Income	Noncontrolling
	Shares	Amount	Capital	(Deficit)	(Loss)	Interests	Total
Balance at January 1, 2012	16,321	$163	$196,143	$16,509	$496	$1,527	$214,838
Net (loss) income	-	-	-	(297)	-	1,068	771
Other comprehensive income	-	-	-	-	200	-	200
Stock issued upon option and warrant exercises	24	-	66	-	-	-	66
Tax impact from exercise of stock options	-	-	(79)	-	-	-	(79)
Issuance and amortization of restricted stock	150	2	694	-	-	-	696
Revaluation of noncontrolling interest liabilities and other, net of tax	-	-	243	(3,992)	-	(40)	(3,789)
Distribution to owners	-	-	-	-	-	(117)	(117)
Balance at December 31, 2012	16,495	165	197,067	12,220	696	2,438	212,586
Net (loss) income	-	-	-	(73,929)	-	1,879	(72,050)
Other comprehensive loss	-	-	-	-	(579)	-	(579)
Stock issued upon option exercises	9	-	26	-	-	-	26
Tax impact from exercise of stock options	-	-	(15)	-	-	-	(15)
Issuance and amortization of common and restricted stock	154	2	926	-	-	-	928
Revaluation of noncontrolling interest and other, net of tax	-	-	(7,078)	(608)	-	-	(7,686)
Distribution to owners	-	-	-	-	-	(416)	(416)
Balance at December 31, 2013	16,658	167	190,926	(62,317)	117	3,901	132,794
Net (loss) income	-	-	-	(9,781)	-	4,556	(5,225)
Other comprehensive loss	-	-	-	-	(218)	-	(218)
Stock issued upon option exercises	4	-	12	-	-	-	12
Issuance and amortization of restricted stock	41	-	849	-	-	-	849
Distribution to owners	-	-	-	-	-	(994)	(994)
Stock issued in equity offering, net of expense	2,100	21	14,025	-	-	-	14,046
Other	-	-	(115)	-	-	(1)	(116)
Balance at December 31, 2014	18,803	$188	$205,697	$(72,098)	$(101)	$7,462	$141,148

The accompanying notes are an integral part of these consolidated financial statements.

F6

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	$(297)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	4,556	3,903	18,009
Net (loss) income	(5,225)	(70,026)	17,712
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,348	18,650	18,997
Gain on disposal of property and equipment	(995)	(1,837)	(3,184)
Deferred tax expense (benefit)	-	5,150	(1,167)
Interest expense accreted on noncontrolling interests	-	-	993
Stock-based compensation expense	849	928	694
Gain on sale of securities	-	(91)	(785)
Tax impact from exercise of stock options and restricted stock	-	15	79
Changes in operating assets and liabilities:
Contracts receivable	(1,651)	(6,430)	4,060
Costs and estimated earnings in excess of billings on uncompleted contracts	(21,719)	8,908	(4,083)
Receivables from and equity in construction joint ventures	(3,035)	4,887	(4,948)
Income tax receivable	4,784	(6,011)	-
Other current assets	2,480	(6,722)	(9,234)
Accounts payable	5,192	13,794	7,730
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,927)	12,658	335
Accrued compensation and other liabilities	(2,504)	4,055	(2,410)
Member’s interest subject to mandatory redemption and undistributed earnings	(1,110)	-	-
Net cash (used in) provided by operating activities	(10,513)	(22,072)	24,789
Cash flows from investing activities:
Acquisition of noncontrolling interests	-	-	(23,144)
Additions to property and equipment	(13,509)	(14,390)	(37,359)
Proceeds from sale of property and equipment	6,078	6,787	12,464
Purchases of short-term securities, available-for-sale	-	(1,638)	(30,154)
Sales of short-term securities, available-for-sale	-	49,874	26,661
Net cash (used in) provided by investing activities	(7,431)	40,633	(51,532)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	330,338	219,026	75,012
Cumulative daily repayments – Credit Facility	(303,545)	(235,230)	(51,000)
Distributions to noncontrolling interest owners	(1,191)	(3,565)	(10,185)
Net proceeds from stock issued	14,046	-	-
Issuance of common stock pursuant to warrants and options exercised	12	26	68
Tax impact from exercise of stock options	-	(15)	(79)
Other	(745)	(73)	(302)
Net cash provided by (used in) financing activities	38,915	(19,831)	13,514
Net increase (decrease) in cash and cash equivalents	20,971	(1,270)	(13,229)
Cash and cash equivalents at beginning of period	1,872	3,142	16,371
Cash and cash equivalents at end of period	$22,843	$1,872	$3,142
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,075	$595	$88
Cash paid during the period for income taxes	$1	$170	$2,990
Non-cash items:
Revaluation of noncontrolling interests	$-	$(7,686)	$3,992
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	$-	$-	$9,767
Goodwill adjustments	$-	$-	$410
Transportation and construction equipment acquired through financing arrangements	$3,159	$510	$-

The accompanying notes are an integral part of these consolidated financial statements.

F7

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Business Summary

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

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”); Road and Highway Builders, LLC (“RHB”); Road and Highway Builders Inc. (“RHB Inc”); Road and Highway Builders of California, Inc. (“RHBCa”); RHB Properties, LLC (“RHBP”); Ralph L. Wadsworth Construction Company, LLC (“RLW”); Ralph L. Wadsworth Construction Co., LP (“RLWLP”); J. Banicki Construction, Inc.(“JBC”); Myers & Sons Construction, L.P. (“Myers”); and Sterling Hawaii Asphalt (“SHA”). TSC, RHB, RHB Ca, RLW, JBC and Myers perform construction contracts, RHB Inc. produces aggregates from a leased quarry, primarily for use by RHB, and SHA produces asphalt for use by RHB and has minimal sales to third parties. RHBP and RLWLP are dormant entities.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%.

Where the Company is a noncontrolling joint venture partner, and otherwise not required to consolidate the joint venture entity, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Refer to Note 6 for further information regarding the Company’s construction joint ventures.

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity. This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a noncontrolling variable interest. Refer to Note 3 for further information regarding the Company’s consolidated variable interest entity.

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

F8

Revenue Recognition

The Company is a general contractor which engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners. Refer to Note 18 for further information regarding the Company’s concentration of risk.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Changes in estimated revenues and gross margin during the year ended December 31, 2014 resulted in a net charge of $9.1 million included in operating loss, or $0.50 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2013 resulted in a net charge of $57.6 million included in operating loss, or $3.46 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2012 resulted in a net charge of $4.9 million included in operating loss and a $5.3 million after-tax charge, or $0.32 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new scope or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations for which we have customer approval for a change of scope but a price change associated with the scope change has not yet been agreed upon. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Revenue from claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

There was $3.5 million in costs and estimated earnings in excess of billings at December 31, 2014 and no costs and estimated earnings in excess of billing at December 31, 2013, for contract change orders not approved by the customer. In addition, the Company has not recorded revenues related to claims during the years ended December 31, 2014, 2013 and 2012.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts and will be billed at a later date, usually due to contract terms. In addition, revenue associated with unapproved change orders is also included when realization is probable and amounts can be reliably determined. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

F9

Reclassification

A reclassification has been made to historical financial data on our consolidated financial statements to conform to our current year presentation. The caption, “Gains on sale of securities” has been modified to exclude “other” items. The “other” items included gains from insurance proceeds and miscellaneous other income and expense. Therefore, these amounts have been reclassified into “Other operating income, net” on the consolidated statement of operations to improve transparency.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, short-term investments, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage and notes payable, a credit facility with Comerica Bank (“Credit Facility”), the buy/sell agreement related to certain noncontrolling owners’ interests in subsidiaries and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”). The recorded values of cash and cash equivalents, short-term investments, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature. The recorded value of long-term contracts receivable is based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximates fair value. The recorded value of the Credit Facility debt approximates its fair value, as interest approximates market rates. Refer to Note 9 regarding the fair value of derivatives and Note 2 regarding the fair value of the buy/sell option and the earn-out liability along with the current amendments. The Company had one mortgage outstanding at December 31, 2014 and December 31, 2013 with a remaining balance of $0.1 million and $0.2 million, respectively. The mortgage was accruing interest at 3.5% at both December 31, 2014 and December 31, 2013 and contains pre-payment penalties. At December 31, 2014 and December 31, 2013 the fair value of the mortgage approximated its book value. The Company also has long-term notes payable of $3.3 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%. The fair value of the notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (Refer to Note 14).

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

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2014 and 2013, contracts receivable included $16.4 million and $18.3 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2014, and 2013, there were no unbilled receivables on contracts completed or substantially complete at that date. All contracts receivable include only balances approved for payment by the customer.

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

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. At December 31, 2014 and 2013, there was $5.0 million and $7.8 million recorded, respectively. We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality. Interest income related to this receivable was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

F10

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was no bad debt expense recorded in 2014 or 2012. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating income, net.” During 2014, we recovered $1.0 million of this $1.8 million.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all contracts receivable at December 31, 2014 are fully collectible, and accordingly, no allowance for doubtful accounts against contracts receivable is necessary.

As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2014 and 2013 were $7.4 million and $6.2 million, respectively. Inventories consist primarily of concrete, aggregate and millings which are primarily expected to be utilized on construction projects in the future. A small portion is sold to third parties. The cost of inventory includes labor, trucking and other equipment costs.

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

Depreciation expense was $18.2 million, $18.6 million and $19.0 million in 2014, 2013 and 2012, respectively.

Leases

We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. The Company had no capital leases during the years ended December 31, 2014, 2013 and 2012.

 Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. During 2014, the Company capitalized an additional $0.2 million in loan fees paid to our lender as part of the Fourth Amendment, discussed further in Note 11. These capitalized fees are amortized over the term of the loan. Unamortized costs were $0.2 million at December 31, 2014 and 2013 and are attributable to the Credit Facility (Refer to Note 11). Loan cost amortization expense for the years ended December 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively, and were minimal for 2012.

F11

Goodwill and Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. GAAP requires that: (1) goodwill and indefinite lived intangible assets not be amortized, (2) goodwill is to be tested for impairment at least annually at the reporting unit level and (3) intangible assets deemed to have an indefinite life are to be tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts. Refer to Note 8 for our disclosure regarding goodwill impairment testing.

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The evaluation would be based on estimated undiscounted cash flow associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required. There was no impairment in 2014, 2013 and 2012, and management believes that there are no events or changes in circumstances which have indicated that long-lived assets may be impaired.

Segment reporting

We operate in one segment and have only one reportable segment and one reporting unit component, which is heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

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

F12

Federal and State Income Taxes

We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Refer to Note 12 for further information regarding our federal and state income taxes.

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

Upon the vesting of unvested common stock the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required. Refer to Note 16 for further information regarding the stock-based incentive plans.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-14, “Presentation of Financial Statement – Going Concern.” The guidance, which is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. Early adoption is permitted. Although early adoption is permitted, the Company expects to adopt this guidance as required and does not expect a material impact to our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The guidance, which is effective for annual reporting periods beginning after December 15, 2016, defines the steps to recognize revenue for entities that have contracts with customers. Early adoption is not permitted. The Company is currently evaluating the impact to the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU clarifies the financial statement presentation of unrecognized tax benefits in certain circumstances. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on the Company's consolidated financial statements.

2.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

RHB

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

F13

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

F14

The amended agreements resulted in an obligation that the Company is certain to incur, either through Mr. Buenting’s permanent disability or death for Mr. Buenting’s 50% members interest; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheet. The liability consists of the following (in thousands):

	Years Ended December 31,
	2014	2013
Member’s interest subject to mandatory redemption	$20,000	$20,000
Undistributed earnings attributable to this interest	6,079	3,989
Earnings distributed	(3,200)	-
Total liability	$22,879	$23,989

Undistributed earnings increased by $2.1 million for the year ended December 31, 2014, and were included in “Other operating income, net” on the Company’s consolidated statement of operations. Distributions for the year ended December 31, 2014 were $3.2 million.

At September 30, 2013, the total Obligation for noncontrolling owners’ interests in subsidiaries and joint ventures was $17.8 million which included $14.1 million as the fair value in the noncontrolling interest and $3.7 million in undistributed earnings. During the fourth quarter of 2013, the Company made a final entry of $5.9 million to adjust the member’s interest to its final payout value of $20.0 million. The adjustment was made to APIC as there was a retained deficit on the Company’s consolidated balance sheet. Undistributed earnings increased by $0.3 million during the fourth quarter and there was no payout of undistributed earnings.

RHB Inc.

On June 20, 2014, the Company sold to Mr. Buenting a 50% interest in RHB Inc. RHB Inc. is currently an ancillary company that provides certain services for RHB LLC. RHB Inc. is run as a cost center with a financial goal to break-even, and has an immaterial amount of assets. The purchase price and the accounting effects of the total transaction were immaterial to the Company.

JBC

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period. The additional purchase price is in the form of an earn-out is classified as a Level 3 fair value measurement. In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016. The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above-mentioned earn-out agreement in order to reduce the Company’s currently recorded liability while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks. The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013. As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increases the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met. The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017. The yearly excess forecasted EBITDA in our calculation ranged from 0% to 22.4% of the minimum EBITDA threshold for the years 2015 through 2017. The discounted present value of the additional purchase price was estimated to be $2.4 million as of August 1, 2011, the acquisition date, and $0.3 million as of December 31, 2014. The undiscounted earn-out liability as of December 31, 2014 is estimated at $0.3 million and could increase by $9.0 million if EBITDA during the earn-out period increases $18.0 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year. Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark. Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price. This liability is included in other long-term liabilities on the accompanying consolidated balance sheets. As part of recording the present value of this liability, the Company incurs accreted interest expense for the passage of time until the time of settlement. The Company incurred accreted interest expense of less than $0.1 million for the year ended December 31, 2013 and slightly over $0.1 million in the same period of 2012. As part of the amendment in 2014 and the fair value adjustment, the Company recorded interest income of $0.3 million for the year ended December 31, 2014.

F15

RLW

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

Annual interest was accreted for the RLW put/call obligation based on the Company’s borrowing rate under its Credit Facility plus two percent. Such accretion amounted to $1.0 million for the year ended December 31, 2012 and was recorded in “Interest expense” in the accompanying consolidated statement of operations. In addition, based on the estimated average of RLW’s EBITDA for the calendar years 2010, 2011 and 2012 and the expected multiple, the estimated fair value of the RLW put/call was increased by approximately $3.8 million for the year ended December 31, 2012 and this change, net of tax of $1.3 million was reported as a charge to retained earnings.

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

In 2012, the Company agreed to amend RLW’s operating agreement effective January 1, 2012 to provide that any goodwill impairment, including the 2011 fourth quarter goodwill impairment, is not to be allocated to RLW for the purpose of calculating the distributions to be made to the RLW noncontrolling interest owners. This amendment resulted in an increase in the net income attributable to RLW’s noncontrolling interests of $6.7 million during the year ended December 31, 2012.  This increase is included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures” in the accompanying consolidated statement of operations with an increase in the “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures” in the consolidated balance sheet.  This increase had a related tax impacted of $2.4 million which increased the tax benefit for the period.

Changes in noncontrolling interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2012 through 2014 (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$4,097	$20,046	$18,375
Net income attributable to noncontrolling interest included in liabilities	-	2,024	16,941
Net income attributable to noncontrolling interest included in equity	4,556	1,879	1,068
Accretion of interest on puts	-	-	993
Change in fair value of RLW put/call	-	(59)	3,797
Change in fair value of RHB put/call	-	1,875	2,473
Change due to the RHB amendment	-	(18,103)	-
Issuance of noncontrolling interest in RHB in exchange for net assets of acquired companies	-	-	9,767
Distributions to noncontrolling interests owners	(1,191)	(3,056)	(10,185)
Acquisition of RLW noncontrolling interest	-	(509)	(23,144)
Other	-	-	(39)
Balance, end of period	$7,462	$4,097	$20,046

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2014 shown in the accompanying consolidated statement of operations is $4.6 million, which the Company includes in ”Equity”, “Noncontrolling interests” in the accompanying consolidated balance sheet. There were distributions of $1.2 million to certain noncontrolling interest members during the year ended December 31, 2014.

F16

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2013 shown in the accompanying consolidated statement of operations of $3.9 million, includes income of $2.0 million attributable to noncontrolling interest owners, which the Company includes in liabilities and $1.9 million which the Company includes in equity. Of the $2.0 million included in liabilities, less than $0.1 million of net loss was reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” and $2.1 million of net income has been reclassified from “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” leaving the Company with a zero balance in this account, to “Member’s interest subject to mandatory redemption” in the accompanying consolidated balance sheet. The remaining $1.9 million was attributable to noncontrolling interest owners which the Company includes in equity and was reflected in equity in “Noncontrolling interests” in the accompanying consolidated balance sheet.

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2012 shown in the accompanying consolidated statement of operations of $18.0 million includes $15.0 million attributable to the RLW noncontrolling interest owners, which was reflected in “Current obligation for noncontrolling owners’ interests in subsidiaries and joint ventures,” $1.9 million attributable to RHB noncontrolling interest owners, which was reflected in “Obligation for noncontrolling owners’ interest in subsidiaries and joint ventures” and income of $1.1 million attributable to Myers’ noncontrolling interest owners which was reflected in equity in “Noncontrolling interests” in the accompanying consolidated balance sheet.

3.	Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a noncontrolling variable interest. Where the Company has determined that it is appropriate to consolidate a VIE which it owns a 50% or less interest, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures.”

On August 1, 2011, the Company purchased a 50% limited partner interest in Myers. Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California. The Company has determined that Myers is a VIE for which the Company is the primary beneficiary and has consolidated Myers into these financial statements.

The determination that Myers is a VIE and that the Company is the primary beneficiary is primarily due to the following factors. The partnership agreement requires that Sterling provide a $3 million line of credit to the limited partnership. In addition the partnership is relying on the Company’s surety bonding capacity in order to bid and perform large construction jobs resulting in the Company having joint and several liability for completion of such jobs, and the Company will provide management to the partnership to oversee bidding and management of larger projects. Although the Company will receive 50% of the income from the partnership, it may suffer more than 50% of any losses as a result of its obligation to provide the $3 million line of credit and its obligations under the surety bonds. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.

F17

The financial information of Myers which is reflected in our consolidated balance sheets and statements of operations is as follows (amounts in thousands):

	As of December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$148	$566
Contracts receivable, including retainage	21,327	6,475
Other current assets	7,656	7,964
Total current assets	29,131	15,005
Property and equipment, net	9,303	6,869
Other assets, net	-	5
Goodwill	1,501	1,501
Total assets	$39,935	$23,380
Liabilities:
Current liabilities:
Accounts payable	$15,795	$8,361
Other current liabilities	9,000	7,080
Total current liabilities	24,795	15,441
Long-term liabilities:
Other long-term liabilities	16	137
Total liabilities	$24,811	$15,578

	Year Ended December 31,
	2014	2013	2012
Revenues	$144,837	$82,421	$84,877
Operating income	9,319	3,764	2,152
Net income attributable to Sterling common stockholders	4,657	1,879	694

4.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned subsidiaries as well as the Company’s VIE.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

At December 31, 2014 and 2013, the Company had no short-term investments.

At December 31, 2014, there were no cash and cash equivalents belonging to majority-owned joint ventures that are consolidated in these financial statements. At December 31, 2013, cash and cash equivalents included $0.4 million belonging to majority-owned joint ventures that are consolidated in these financial statements which generally cannot be used for purposes outside such joint ventures.

Gains and losses realized on short-term investment securities are included in “Gains on sale of securities” in the accompanying statements of operations. Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary. For the year ended December 31, 2013 and 2012, total proceeds from sales of short-term investments were $49.9 million and $26.7 million, respectively, with gross realized gains of $0.7 million and $0.8 million, respectively, and gross realized losses of $0.6 million and $0, respectively. Accumulated other comprehensive income at December 31, 2013 included no unrealized gains on short-term investments and $1.1 million at December 31, 2012. Upon the sale of short-term investments, the cost basis used to determine the gain or loss based on the specific identification of the security sold. All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

F18

At each reporting date, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are other-than-temporary. The evaluations include a number of factors, including but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses primarily on liquidity needs and securities portfolio objectives. At December 31, 2014 and 2013, the Company had no short-term investments; thus no evaluation was required.

The Company earned interest income of $0.6 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively, on its cash, cash equivalents and short-term investments. These amounts are recorded in “interest income” in the Company’s consolidated statement of operations.

5.	Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements. In addition, revenue associated with unapproved change orders is also included when realization is probable and amounts can be reliably determined.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2014 and 2013 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (amounts in thousands).

	As of December 31,
	2014	2013
Costs incurred and estimated earnings on uncompleted contracts	$1,566,831	$1,334,322
Billings on uncompleted contracts	(1,559,077)	(1,354,214)
Excess of costs incurred and estimated earnings over billings (excess of billings over costs incurred and estimated earnings) on uncompleted contracts	$7,754	$(19,892)

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,403	$11,684
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,649)	(31,576)
Net amount of costs and estimated earnings on uncompleted contracts above (below) billings	$7,754	$(19,892)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

6.	Construction Joint Ventures

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

F19

Joint venture contracts with project owners typically impose joint and several liability on the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. Historically, the Company has not incurred a liability related to the nonperformance of a joint venture partner.

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

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2014, we had no participation in a joint venture where we had a material non-majority variable interest.

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro rata basis using proportionate consolidation on our consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s consolidated financial statements are shown below (amounts in thousands):

	As of December 31,
	2014	2013
Total combined:
Current assets	$18,132	$51,329
Less current liabilities	(49,035)	(64,531)
Net assets	$(30,903)	$(13,202)
Backlog	$55,063	$101,014

	Years Ended December 31,
	2014	2013	2012
Total combined:
Revenues	$51,015	$135,699	$438,756
Income before tax	3,606	(20,758)	95,765
Sterling’s noncontrolling interest:
Share of revenues	$20,243	$54,096	$82,519
Share of income before tax	2,111	(11,088)	12,424

	As of December 31,
	2014	2013
Sterling’s noncontrolling interest in backlog	$15,889	$30,652
Sterling’s receivables from and equity in construction joint ventures	9,153	6,118

Approximately $16 million of the Company’s backlog at December 31, 2014 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

F20

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	As of December 31,
	2014	2013
Construction equipment	$129,150	$127,199
Transportation equipment	18,205	19,132
Buildings	10,777	10,512
Office equipment	2,761	2,025
Leasehold Improvement	878	816
Construction in progress	387	-
Land	5,530	5,309
Water rights	200	200
	167,888	165,193
Less accumulated depreciation	(80,790)	(71,510)
	$87,098	$93,683

8.	Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. GAAP requires that goodwill not be amortized and that goodwill is to be tested for impairment at least annually at the reporting unit level. The Company tests for goodwill impairment on October 1st of each calendar year. There are two steps involved in the testing of goodwill, excluding a qualitative analysis. The first step compares the book value of the Company’s stock (stockholders’ equity or net assets) to the adjusted fair market value of those shares. If the adjusted fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, then step two of determining the fair value of net assets must be taken to determine the impairment amount.

To determine the fair value of the Company’s net assets, the Company used the weighted average of the following valuation techniques: market capitalization plus control premium (market) approach and a discounted cash flow (income) approach. The market approach includes level one fair value inputs, such as the Company’s stock price, at October 1, 2014, and level two fair value inputs, such as the control premiums based on prior year sales transactions of construction contractors and engineering services, similar sized transactions based on the Company’s market capitalization, and all-inclusive total industries transactions. The income approach includes level three inputs such as the Company’s calculated weighted average cost of capital and future income projections that include assumptions about revenue and gross profit growth, along with other assumptions.

Based on our calculation, we determined that the fair value of the Company’s equity was approximately 19% above the carrying value of the Company’s equity for our 2014 step one test. Testing under step one in 2013 and 2012 also did not indicate that the adjusted fair value of the Company’s stock was less than its book value.

The following table details changes in recorded goodwill (amounts in thousands):

Balance at January 1, 2012	$54,050
Additional goodwill related to acquisitions	360
Goodwill adjustments	410
Balance at December 31, 2013 and 2014	$54,820

After the annual test was completed, the Company’s stock price decreased from $7.54 on October 1, 2014 to $6.39 on December 31, 2014. Due to the decrease in the stock price, the Company noted that a goodwill impairment triggering event occurred during the fourth quarter of 2014. Therefore, the Company updated its annual goodwill impairment assessment using the two valuation methods discussed above. The methods now included fourth quarter information which incorporated the Company’s stock price at December 31, 2014 and reduced gross margins used in our discounted cash flow model projections. Based on this revised testing, there was no goodwill impairment and we determined that the fair value of the Company’s equity was approximately 13% above the carrying value of the Company’s equity.

Refer to Note 21 for further information regarding the Company’s assessment of Goodwill after considering certain subsequent events.

F21

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

At December 31, 2014 and 2013, the accumulated other comprehensive (loss) income consisted of unrecognized loss of $0.1 million and unrecognized gain of $0.1 million, respectively, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date. For the years ended December 31, 2014, 2013 and 2012, the Company recognized pre-tax net realized cash settlement losses on commodity contracts of over $0.1 million, gains of less than $0.1 million and losses of less than $0.1 million, respectively.

At December 31, 2014, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 0.1 million gallons. The monthly volumes hedged range from 10,000 gallons to 15,000 gallons over the period from January 2015 to August 2015 at fixed prices per gallon ranging from $2.75 to $2.79. Due to the recent decline in oil and fuel prices, the Company has not entered into any new derivative instruments.

The derivative instruments are recorded on the consolidated balance sheet at fair value as follows (amounts in thousands):

	As of December 31,
Balance Sheet Location	2014	2013
Derivative assets:
Deposits and other current assets	$-	$109
Other assets, net	-	8
	$-	$117

Derivative liabilities:
Other current liabilities	$(101)	$-
Other long-term liabilities	-	-
	$(101)	$-

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2014	2013	2012
Increase (decrease) in fair value of derivatives included in other comprehensive income (loss) (effective portion)	$(218)	$109	$231
Realized gain (loss) included in cost of revenues (effective portion)	(137)	48	(66)
Increase (decrease) in fair value of derivatives included in cost of revenues (ineffective portion)	-	-	-

The Company’s derivative instruments contain certain credit-risk-related contingent features which apply both to the Company and to the counterparties. The counterparty to the Company’s derivative contracts is a high credit quality financial institution.

F22

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model. The primary input for the model is the forecasted prices for ULSD. The Company’s model is validated by the counterparty’s fair value statements. The swaps are designated as Level 2 within the valuation hierarchy. Refer to Note 1 for a description of the inputs used to value the information shown above.

At December 31, 2014 and 2013, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3 fair value inputs.

10.	Changes in Accumulated Other Comprehensive (Loss) Income by Component

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

Twelve Months Ended December 31, 2014 (*)
Unrealized Gain and Loss on Cash Flow Hedges
Beginning Balance	$117
Other comprehensive loss before reclassification	(355)
Amounts reclassified from accumulated other comprehensive income	137
Net current-period other comprehensive loss	(218)
Ending Balance	$(101)

(*) Amounts in parentheses represent reductions to accumulated other comprehensive (loss) income.

F23

The significant amounts reclassified out of each component of accumulated other comprehensive (loss) income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income (*)
	Twelve Months Ended December 31,
Details About Accumulated Other Comprehensive (Loss) Income Components	2014	2013	2012	Statement of Operations Classification
Realized gains on available-for sale securities	$-	$90	$785	Gain on sale of securities and other
Less: Income tax expense	-	(33)	(275)	Income tax (expense)
Tax valuation allowance	-	33	-	benefit
Total reclassification related to available-for-sale securities	$-	$90	$510	Net income (loss)

Realized gains (losses) on cash flow hedges	$(137)	$48	$(66)	Cost of revenues
Less: Income tax (expense) benefit	-	(17)	23	Income tax (expense)
Tax valuation allowance	-	17	-	benefit
Total reclassification related to cash flow hedges	$(137)	$48	$(43)	Net income (loss)

(*) Amounts in parentheses represent reductions to earnings in the statement of operations.

11.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2014	2013
Credit facility	$34,601	$7,808
Mortgage due monthly through June 2016	116	189
Notes payable for transportation and construction equipment	3,269	468
	37,986	8,465
Less current maturities of long-term debt	(965)	(134)
Total long-term debt	$37,021	$8,331

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

F24

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

On April 29, 2014, the Company obtained an amendment (the “Fifth Amendment”) with our bank which removed a requirement that we raise $20 million of new equity capital by September 30, 2014, in addition to raising $10 million of other liquidity by June 30, 2014, provided that we raise $10 million of new equity capital by May 30, 2014. As discussed below, the Company raised $14.0 million and the cash was used to repay a portion of our outstanding indebtedness under the Credit Facility. The equity raise did not reduce the Company’s borrowing capacity.

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

As a result of the fourth quarter loss, the Company was not in compliance with the tangible net worth covenant related to the Company’s Credit Facility at December 31, 2014. Refer to Note 21 for the subsequent events related to the resolution of our noncompliance with this debt covenant.

At December 31, 2014 and 2013, the Company had $34.6 million and $7.8 million outstanding under the Credit Facility, respectively, and the aggregate amount of letters of credit outstanding under the Credit Facility was $3.0 million and $2.0 million, respectively, which reduces availability under the Credit Facility. Availability under the Credit Facility was, therefore, $2.4 million and $30.2 million at December 31, 2014 and 2013, respectively.

F25

Mortgage

In 2001, TSC completed the construction of a headquarters building and financed it principally through a mortgage of $1.1 million on the land and facilities, at a floating interest rate, which at December 31, 2014 was 3.5% per annum, repayable over 15 years with a prepayment penalty. The outstanding balance on this mortgage was $0.1 million at December 31, 2014.

Notes Payable for transportation and construction equipment

The Company purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $3.3 million and $0.5 million at December 31, 2014 and 2013, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 6.29%.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (amounts in thousands):

Years Ending December 31,	Amount
2015	$965
2016	35,499
2017	710
2018	553
2019	259
Thereafter	-
$37,986

12.	Income Taxes and Deferred Tax Asset/Liability

The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2014 and 2013, and interest and penalties for the year ended December 31, 2012 were not significant. The Company’s U.S. federal income tax returns for 2011 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2010 and later years are open and subject to examination.

Current income tax expense represents federal and state income tax paid or expected to be payable for the years shown in the consolidated statements of operations. The income tax expense (benefit) in the accompanying consolidated financial statements consists of the following (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax expense (benefit)	$632	$(3,928)	$588
Deferred tax expense (benefit)	-	5,150	(1,167)
Total tax expense (benefit)	$632	$1,222	$(579)

F26

Deferred tax assets and liabilities consist of the following (amounts in thousands):

	As of December 31,
	2014		2013
	Current	Long Term	Current	Long Term
Assets related to:
Accrued compensation and other	$1,059	$809	$265	$451
Amortization and impairment of goodwill	-	10,816	-	11,108
Accreted interest to put	-	-	-	985
Contingency on lawsuit	-	-	-	106
Noncontrolling interest	-	2,326	-	1,439
Deferred revenue	125	-	6,993	-
Revaluation of put/call liabilities	-	8,471	-	5,127
Net operating loss carryforwards	-	27,172	-	18,302
Valuation allowance for deferred tax assets	(1,184)	(35,393)	(7,258)	(23,773)
Liabilities related to:
Depreciation of property and equipment	-	(14,186)	-	(12,669)
Other	-	(15)	-	(1,076)
Net asset	$-	$-	$-	$-

The income tax provision (benefit) differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(1,608)	35.0%	$(24,081)	35.0%	$5,997	35.0%
State tax based on income, net of refunds and federal benefits	(155)	3.4	(1,280)	1.8	(58)	(0.3)
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(2,365)	51.5	(1,375)	2.0	(5,938)	(34.7)
Tax benefits of Domestic Production Activities Deduction	-		-	-	(84)	(0.5)
Impairment associated with goodwill that is not amortizable for tax	-		-	-	-	-
Valuation Allowance	4,152	(90.4)	28,215	(41.0)	-	-
Reduction of tax receivable	524	(11.4)	-	-	-	-
Non-taxable interest income	-		(195)	0.3	(529)	(3.1)
Other permanent differences	84	(1.9)	(62)	0.1	33	0.2
Income tax expense (benefit)	$632	(13.8)%	$1,222	(1.8)%	$(579)	(3.4)%

F27

We have federal and state income tax net operating loss (“NOL”) carryforwards of $73.1 million and $36.4 million, which will expire at various dates in the next 20 years for U.S. federal income tax and in the next 6 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire as follows (amounts in thousands):

Year	Amount
2020	$15
2021	50
2028	8,744
2029	3,410
2033	70,003
2034	27,312
Total	$109,534

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. The cumulative three-year period loss that remained in the fourth quarter 2014 was the result of write-downs recorded during the year. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $36.6 million has been recorded on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth.

If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2014, will be accounted for as follows: approximately $34.0 million will be recognized as a reduction of income tax expense and $2.6 million will be recorded as an increase in equity.

As a result of certain realization requirements by GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014, and December 31, 2013, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $16,000 if and when such deferred tax assets are ultimately realized.

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

Employment Agreements

At December 31, 2014, the Company’s Chief Executive Officer, its Executive Vice Presidents and certain executive officers of its subsidiaries had employment agreements which provided for payments of annual salary, deferred salary, incentive compensation and certain benefits if their employment is terminated without cause. The Company has also entered into change of control agreements with certain officers providing for additional payments in the event that their employment is terminated without cause just before or within two years after a change of control of the Company.

F28

Self-Insurance

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. In order to reduce the Company’s exposure to large health claims, it has obtained stop-loss coverage for the policy period as follows:

•	Coverage for medical and prescription drug claim amounts in excess of $55,000 for RLW and JBC, and $95,000 for all other entities, for each insured person within a plan year.

•	Combined coverage for medical and prescription drug claim amounts in excess of $5.2 million within a plan year.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred $2.2 million, $2.4 million, and $2.0 million, respectively, in claim expenses related to this plan.

The Company and its subsidiaries are also self-insured for workers’ compensation, general liability, and auto claims up to $250,000, $250,000 and $50,000 per occurrence, respectively, with a maximum aggregate liability of $4.2 million combined casualty losses per year.

The Company’s policy is to accrue the estimated liability for known claims and for estimated workers compensation, employee health, general liability and other claims that have been incurred but not reported as of each reporting date. At December 31, 2014 and 2013, the Company had recorded an estimated liability of $2.8 million and $1.7 million, respectively, which it believes is adequate for such claims based on its claims history and actuarial studies. The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.

The Company is required by our insurance provider to obtain and hold a standby letter of credit that serves as a guarantee by our lender to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. If ever demanded, the standby letter of credit would be drawn against our Credit Facility and as a result, reduces our current credit availability. Historically, this standby letter of credit has not been drawn upon. Refer to Note 11 for the amount held in our standby letter of credit at December 31, 2014 and 2013.

Guarantees

The Company obtains bonding on construction contracts through Travelers Casualty and Surety Company of America (“Travelers”). As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued. The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.

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

Litigation

In January 2010, a jury trial was held to resolve a dispute between RHB and a subcontractor. The jury rendered a verdict of $1.0 million against RHB, exclusive of interest, court costs and attorney’s fees. The Company recorded this verdict as an expense in the year ended December 31, 2009, but appealed this judgment. The appeal was heard by the Nevada Supreme Court, and during the quarter ended September 30, 2012, the Court upheld the original verdict against RHB. The Company recorded additional expense of $156,000 during that same period to cover court costs and attorney’s fees. Payment for the total judgment, court costs and attorney’s fees was made in October 2012, and this matter is now resolved in its entirety. There are no significant unresolved legal issues as of December 31, 2014.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company.

F29

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

14.	Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,	Amount
2015	$1,550
2016	1,359
2017	1,232
2018	1,251
2019	1,225
Thereafter	2,176
Total future minimum rental payments	$8,793

Total rent expense for all operating leases amounted to approximately $1.6 million, $0.9 million and $1.2 million in fiscal years 2014, 2013 and 2012, respectively.

15.	Net Loss Per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but assumes the exercise of dilutive unvested common stock and stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net loss attributable to Sterling common stockholders for 2014, 2013 and 2012 (amounts in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	$(297)
Revaluation of noncontrolling interest put/call liability reflected in additional paid in capital or retained earnings, net of tax	-	(7,686)	(3,992)
	$(9,781)	$(81,615)	$(4,289)
Denominator:
Weighted average common shares outstanding — basic	18,063	16,635	16,421
Shares for dilutive stock options and warrants	-	-	-
Weighted average common shares outstanding and assumed conversions— diluted	18,063	16,635	16,421
Basic and diluted net loss per share attributable to Sterling common stockholders	$(0.54)	$(4.91)	$(0.26)

The Company had no options outstanding but considered antidilutive due to the option exercise price exceeding the average share market price at December 31, 2014, 2013 and 2012, respectively. In addition, 152,900, 160,206 and 109,424 shares for unvested stock and stock options were excluded from the diluted weighted average common shares outstanding in 2014, 2013 and 2012, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

16.	Stockholders’ Equity

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

F30

The Board of Directors may authorize the issuance of one or more classes or series of preferred stock without stockholder approval and may establish the voting powers, designations, preferences and rights and restrictions of such shares. No preferred shares have been issued.

Treasury and Forfeited Shares

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. There were no shares repurchases in 2014, 2013 and 2012 related to the share-repurchase program.

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

Forfeited shares are generally the result of employee separation from the Company. There were forfeitures of 20,412 and 8,944 shares in 2014 and 2013, respectively, and no shares forfeited in 2012. Such stock is held briefly as treasury stock and canceled during the year. At December 31, 2014 and 2013, there was no treasury stock held by the Company.

Upon the vesting of unvested common stock (or restricted stock) the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2014 and 2013 there were 8,120 and 6,652 shares withheld for tax purposes and retired.

Stock-based Compensation and Grants

The Company has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors (the “2001 Plan”). The 2001 Plan is in effect until May 2021 as a result of a May 2011 amendment to extend its term for an additional ten years. The 2001 Plan provides for the issuance of stock awards for up to 1,900,000 shares of the Company’s common stock. The Compensation Committee may reward employees and non-employees with various types of awards including but not limited to warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service, performance or market criteria.

At December 31, 2014, there were 997,377 shares of common stock available under the 2001 Plan. All 997,377 shares under the plan are available for issuance pursuant to future stock-based compensation awards.

There were no options outstanding at December 31, 2014 and 2013 and no shares are, or will be, available for grant under the Company’s other option plans, all of which have been terminated.

Common Stock Awards

The following table summarizes the Company’s service-based share compensation awards:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2012	71,469	$14.68
Granted	149,704	9.75
Vested	(34,543)	13.05
Forfeited	-	-
Nonvested at December 31, 2012	186,630	11.03
Granted	60,032	9.74
Vested	(56,602)	10.57
Forfeited	(8,944)	13.57
Nonvested at December 31, 2013	181,116	10.61
Granted	61,957	9.05
Vested	(73,190)	6.88
Forfeited	(20,412)	11.66
Nonvested at December 31, 2014	149,471	11.65

F31

In 2014, 2013 and 2012, several key employees were granted an aggregate total of 18,536, 25,207 and 118,774 shares of unvested common stock, respectively, with a weighted average fair value per share of $11.38, $9.30 and $9.76 per share, respectively, resulting in compensation expense of $0.2 million, $0.2 million and $1.2 million, respectively, to be recognized ratably over a three- or five-year restriction period.

The 2001 plan provides for unvested (or restricted) and vested common stock grants, and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2014	2013	2012
Shares awarded to each non-employee director	6,203	4,975	5,155
Total shares awarded	43,421	34,825	30,930
Average grant-date market price per share	$8.06	$10.06	$9.70
Total compensation cost attributable to shares awarded	$350,000	$350,000	$300,000
Compensation cost recognized related to current and prior year awards	$316,750	$333,499	$283,333

During the year ended December 31, 2014, a director of the Company retired and forfeited 6,203 unvested shares. The amortized expense was adjusted for this forfeiture.

In addition to the service based compensation awards discussed above, the Company also awarded performance-based awards. There were no performance-based shares awarded in 2012. In 2013, the Company issued 100,000 shares of unvested common stock to the Company’s CEO. These shares were to vest on March 31, 2018 subject to the satisfaction of a performance condition. In 2014, there were a total of 7,500 performance-based shares issued. In order to recognize compensation expense for these performance based shares, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met. These shares must also be re-valued at each reporting period until they vest. At December 31, 2014, the Company assessed that it would not be probable that the performance condition would be met, as such; no expense was incurred during the year.

At December 31, 2014, total unrecognized compensation cost related to unvested common stock was $0.8 million. This cost is expected to be recognized over a weighted average period of 1.4 years. Compensation expense for stock options and unvested common stock (or restricted stock) grants was $0.8 million (with no tax benefit) in each of 2014 and 2013 and $0.7 million ($0.5 million after tax benefit of 35.0%) in 2012. Proceeds received by the Company from the exercise of options in 2014, 2013 and 2012 were less than $0.1 million for each of these years. The Company also awards common stock as part of its incentive plan with no service or performance vesting requirements. There were no such shares awarded in 2014 and 2012 and 9,521 shares with a grant date fair value of $0.1 million awarded in 2013 which was treated as compensation expense in 2013.

Stock Option Awards

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	22,200	$3.08
Exercised	(8,500)	3.08
Expired/forfeited	(6,200)	3.07
Outstanding at December 31, 2013	7,500	3.10
Exercised	(4,000)	3.10
Expired/forfeited	(3,500)	3.10
Outstanding at December 31, 2014	-	-

	Number of Shares	Aggregate Intrinsic Value
Total options exercised during 2014	4,000	$21,911

F32

For options exercised during 2014, aggregate intrinsic value represents the total pre-tax intrinsic value based on the difference between Company’s closing stock price on the day of exercise and the exercise price multiplied by the shares received upon exercise. There were no options outstanding as of December 31, 2014.

At December 31, 2014, there was no unrecognized stock-based compensation expense related to stock options.

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

On May 6, 2014, the Company closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share. The net proceeds of $14.0 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our Credit Facility.

17.	Employee Benefit Plans

The Company maintains two defined contribution profit-sharing plan (401(k) plans) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provide for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company made aggregate matching contributions of $1.3 million, $1.1 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

F33

The following table presents our participation in these plans (amounts in thousands):

Pension Trust	Identification	Pension Protection Act (“PPA”) Certified Zone Status1		FIP / RP Status Pending /	Contributions			Surcharge	Expiration Date of Collective Bargaining
Fund	Number	2014	2013	Implemented2	2014	2013	2012	Imposed	Agreement3
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	$1,757	$1,654	$508	No	6/30/2016
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	1,447	897	431	No	6/30/2019
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	1,015	759	47	No	6/30/2019
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	322	517	265	No	6/30/2016
All other funds (84)4					6,267	2,608	4,290		Various
			Total Contributions:		$10,808	$6,435	$5,541

1
The most recent PPA zone status available in 2014 and 2013 is for the plan’s year-end during 2013 and 2012, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
3	Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
4
These funds include multiemployer plans for pensions and other employee benefits. The total individually insignificant multiemployer pension costs contributed were $903,000, $603,000 and $466,000 for 2014, 2013 and 2012, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

The work the Company performed in California has increased resulting in an increased contribution to the Laborers Pension Trust for Northern California and the Carpenters Fund Administrative Office during 2014, 2013 and 2012.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

F34

18.	Concentration of Risk and Enterprise Wide Disclosures

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (amounts in thousands):

	Years Ended December 31,
	2014				2013				2012
	Amount		%		Amount		%		Amount	%
Utah Department of Transportation (“UDOT”)	$	*	*	%	$	*	*	%	$100,658	16.0%
California Department of Transportation (“Caltrans”)		97,637	14.5			92,159	16.6		94,171	15.0
*Represents less than 10% of revenues

At December 31, 2014, Foursquare Properties Inc. owed $8.5 million and TxDOT owed $7.6 million to the Company, which is greater than 10% of contract receivables. At December 31, 2013, Central Texas Mobility Constructors (“CTMC”) owed $16.3 million, Foursquare Properties Inc. owed $11.4 million and City of Honolulu owed $10.0 million to the Company, which was greater than 10% of contract receivables. At December 31, 2012, North Texas Tollway Authority (“NTTA”) owed $8.8 million to the Company, which was greater than 10% of contract receivables.

The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

A portion of our labor force is subject to collective bargaining agreements. Refer to Note 17 for further information regarding this concentration of risk.

19.	Related Party Transactions

The Company has limited related party transactions. The most material transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $0.5 million, $0.2 million and less than $0.1 million in 2014, 2013 and 2012, respectively. The total RLW related party billings for professional and other services, which include accounting, payroll, reimbursement for computer and postage usage, provided by RLW was $0.9 million and $1.0 million in 2013 and 2012, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $0.2 million each, plus annual common area maintenance charges of less than $0.1 million each. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to less than $0.2 million in each 2014, 2013 and 2012 year.

The Company had individually immaterial miscellaneous transactions with related parties that totaled $0.4 million, during each year 2014, 2013 and 2012.

During 2012, the Company entered into a business combination with Richard Buenting, the President and Chief Executive Officer of RHB. Refer to Note 2 for a description of the related party transaction.

An independent member of senior management of the Company reviewed all related party sales and purchases before they were transacted.

F35

20.	Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for 2014 and 2013 (amounts in thousands, except per share data):

	2014 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$134,538	$194,806	$189,275	$153,611	$672,230
Gross profit	7,869	12,499	8,356	3,697	32,421
Income (loss) before income taxes and earnings attributable to noncontrolling interests	480	2,473	(1,671)	(5,875)	(4,593)
Net income (loss) attributable to Sterling common stockholders	205	1,200	(3,935)	(7,251)	(9,781)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.01	$0.07	$(0.21)	$(0.39)	$(0.54)
Diluted	0.01	0.07	(0.21)	(0.39)	(0.54)

	2013 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$111,035	$133,350	$185,935	$125,916	$556,236
Gross profit (loss)	1,385	(16,635)	8,359	(23,053)	(29,944)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(7,219)	(25,967)	1,715	(37,333)	(68,804)
Net loss attributable to Sterling common stockholders	(4,580)	(17,025)	(189)	(52,135)	(73,929)
Net loss per share attributable to Sterling common stockholders:
Basic	$(0.39)	$(0.93)	$(0.06)	$(3.52)	$(4.91)
Diluted	(0.39)	(0.93)	(0.06)	(3.52)	(4.91)

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

During the third and fourth quarters of 2014, the Company recorded changes in estimated revenues and gross margin which resulted in net charges of $4.5 million and $9.5 million, respectively. Gross profit was depressed by downward revisions of gross profit on problem projects, the majority of which are being constructed in Texas, primarily due to spot shortages of commodities, over-stretched sub-contractors and vendors, and intense competition for craft labor.

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

21.	Subsequent Events – CEO Departure, Goodwill and Covenant Compliance

CEO Departure

On February 2, 2015, the Company announced that Peter MacKenna, formerly the Company’s President & Chief Executive Officer and a director, had left the Company effective January 31, 2015, with Paul J. Varello, the Chairman of the Board of Directors, being named acting Chief Executive Officer effective February 1, 2015.

The Company expensed $1.8 million in February 2015 related to severance received by Mr. MacKenna.

F36

Goodwill

On January 27, 2015, the Company announced its preliminary fourth quarter and full year 2014 results and that the Company was not in compliance with the Credit Facility’s tangible net worth covenant.

The Company believes these announcements negatively impacted the Company’s stock price which decreased from $5.52 on January 26, 2015 to $3.97 on January 27, 2015 and has not yet recovered. Due to the decrease in the stock price, the Company noted that a goodwill impairment triggering event may have occurred in January 2015.

Covenant Compliance

As a result of the fourth quarter loss, the Company was not in compliance with the tangible net worth covenant related to the Company’s Credit Facility at December 31, 2014. On March 12, 2015, the Company obtained a waiver and amendment (the “Seventh Amendment”) which included the following key modifications:

•	A reduction in our availability of $5 million for total availability of $35 million as of March 12, 2015;

•	A reduction in our availability of $10 million at June 1, 2015, for total availability of $25 million;

•	A reduction in our availability of $10 million at September 1, 2015, for total availability of $15 million;

•	An increase in our annual interest rate from the prime rate plus 150 basis points, or 4.75%, to the prime rate plus 350 basis points, or 6.75%;

•	The tangible net worth covenant is modified to include $11.3 million of available headroom from the $86.3 million of tangible net worth calculated at December 31, 2014;

•	Our first covenant test will begin at the end of April using April annualized figures; and

•
A fee of $0.4 million is due in four equal payments. The first payment was due upon execution of the Seventh Amendment and the second, third and fourth payments are due on June 30th, September 30th, and December 31st of 2015, respectively. However, any remaining unpaid fees are waived if at any point during the year the Company liquidates and terminates the Credit Facility a month before a payment becomes due.

F37