Form 10-Q
period 2015-03-31
STERLING CONSTRUCTION CO INC
filed 2015-05-11
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At April 30, 2015, there were 18,883,949 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1.   Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,196	$22,843
Contracts receivable, including retainage	94,608	78,896
Costs and estimated earnings in excess of billings on uncompleted contracts	25,827	33,403
Inventories	5,515	7,401
Receivables from and equity in construction joint ventures	9,698	9,153
Other current assets	4,451	5,278
Total current assets	157,295	156,974
Property and equipment, net	82,541	87,098
Goodwill	54,820	54,820
Other assets, net	6,345	7,559
Total assets	$301,001	$306,451
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,462	$66,792
Billings in excess of costs and estimated earnings on uncompleted contracts	34,359	25,649
Current maturities of long-term debt	966	965
Income taxes payable	-	1,868
Accrued compensation	8,728	5,169
Other current liabilities	4,727	4,207
Total current liabilities	120,242	104,650
Long-term liabilities:
Long-term debt, net of current maturities	33,477	37,021
Member’s interest subject to mandatory redemption and undistributed earnings	22,200	22,879
Other long-term liabilities	616	753
Total long-term liabilities	56,293	60,653
Commitments and contingencies (Note 8)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 18,894,183 and 18,802,679 shares issued	189	188
Additional paid in capital	205,672	205,697
Retained deficit	(89,090)	(72,098)
Accumulated other comprehensive loss	(59)	(101)
Total Sterling common stockholders’ equity	116,712	133,686
Noncontrolling interests	7,754	7,462
Total equity	124,466	141,148
Total liabilities and equity	$301,001	$306,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$117,682	$134,538
Cost of revenues	(124,518)	(126,669)
Gross (loss) profit	(6,836)	7,869
General and administrative expenses	(11,603)	(8,484)
Other operating income, net	1,761	1,056
Operating (loss) income	(16,678)	441
Interest income	363	358
Interest expense	(382)	(319)
(Loss) income before income taxes and earnings attributable to noncontrolling owners’ interests	(16,697)	480
Income tax expense	(3)	-
Net (loss) income	(16,700)	480
Noncontrolling owners’ interests in earnings of subsidiaries	(292)	(275)
Net (loss) income attributable to Sterling common stockholders	$(16,992)	$205

Net (loss) earnings per share attributable to Sterling common stockholders:
Basic	$(0.90)	$0.01
Diluted	$(0.90)	$0.01

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	18,901,739	16,667,939
Diluted	18,901,739	16,855,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income attributable to Sterling common stockholders	$(16,992)	$205
Net income attributable to noncontrolling interests included in equity	292	275
Add / (deduct) other comprehensive income, net of tax:
Realized loss (gain) from settlement of derivatives	50	(14)
Change in the effective portion of unrealized loss in fair market value of derivatives	(8)	(76)
Comprehensive (loss) income	$(16,658)	$390

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive (Loss)	Noncon-trolling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance at January 1, 2015	18,803	$188	$205,697	$(72,098)	$(101)	$7,462	$141,148
Net (loss) income	-	-	-	(16,992)	-	292	(16,700)
Other comprehensive income	-	-	-	-	42	-	42
Issuance and amortization of restricted stock	129	1	158	-	-	-	159
Other	(38)	-	(183)	-	-	-	(183)
Balance at March 31, 2015	18,894	$189	$205,672	$(89,090)	$(59)	$7,754	$124,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income attributable to Sterling common stockholders	$(16,992)	$205
Plus: Noncontrolling owners’ interests in earnings of subsidiaries	292	275
Net (loss) income	(16,700)	480
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,274	4,633
Gain on disposal of property and equipment	(759)	(283)
Stock-based compensation expense	158	234
Changes in operating assets and liabilities:
Contracts receivable	(15,712)	(1,100)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,576	(7,067)
Receivables from and equity in construction joint ventures	(545)	(5,078)
Income tax receivable	1,453	(87)
Other current assets	2,502	727
Accounts payable	4,669	407
Billings in excess of costs and estimated earnings on uncompleted contracts	8,710	(4,129)
Accrued compensation and other liabilities	2,110	(1,099)
Member’s interest subject to mandatory redemption and undistributed earnings	(679)	180
Net cash used in operating activities	(2,943)	(12,182)
Cash flows from investing activities:
Additions to property and equipment	(1,161)	(2,283)
Proceeds from sale of property and equipment	2,864	2,260
Net cash provided by (used in) investing activities	1,703	(23)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	65,840	66,278
Cumulative daily repayments – Credit Facility	(69,672)	(53,416)
Distributions to noncontrolling interest owners	-	(994)
Other	(575)	(248)
Net cash (used in) provided by financing activities	(4,407)	11,620
Net decrease in cash and cash equivalents	(5,647)	(585)
Cash and cash equivalents at beginning of period	22,843	1,872
Cash and cash equivalents at end of period	$17,196	$1,287
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$376	$265
Cash paid during the period for income taxes	$437	$-
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$588	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Summary and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii and other states in which there are construction opportunities.  Our transportation infrastructure projects include highways, roads, bridges and light rail, and our water infrastructure projects include water, wastewater and storm drainage systems.  The Company performs the majority of the work required by our contracts with our own crews and equipment.

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2014 Form 10-K.  Certain information and note disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations.  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2015 and the results of operations and cash flows for the periods presented.  The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP.  Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.  These accounting policies include, but are not limited to, those related to:

• contracts receivable, including retainage
• revenue recognition
• valuation of property and equipment, goodwill and other long-lived assets
• construction joint ventures
• income taxes
• segment reporting

There have been no material changes to significant accounting policies since December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities.  For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries,” respectively.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%.

Where the Company is a noncontrolling joint venture partner, and otherwise not required to consolidate the joint venture entity, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets.  This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry.  Refer to Note 3 for further information regarding the Company’s construction joint ventures.

Under U.S. GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”).  This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a noncontrolling variable interest.  Refer to Note 11 for further information regarding the Company’s consolidated VIE.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Certain of the Company’s accounting policies require higher degrees of judgment than others in their application.  These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets (including goodwill), and income taxes.  Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.

Revenue Recognition

The Company is a general contractor which engages in various types of heavy civil construction projects principally for public (government) owners.  Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects.  While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs.  Credit risk with private owners is minimized because of statutory mechanic’s liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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

Changes in estimated revenues and gross margin during the three months ended March 31, 2015 and 2014 resulted in a net charge of $12.0 million and net gain of $2.7 million, respectively, included in operating (loss) income, or $(0.63) and $0.16 per diluted share attributable to Sterling common stockholders, respectively, included in net (loss) income attributable to Sterling common stockholders.

Our contracts generally take 12 to 36 months to complete.  The Company generally provides a one to two-year warranty for workmanship under its contracts when completed.  Warranty claims historically have been insignificant.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments are cash and cash equivalents, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage and notes payable, a credit facility with Comerica Bank (“Credit Facility”), and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).

The recorded values of cash and cash equivalents, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded value of long-term contracts receivable is based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximates fair value.  We currently have one long-term contract receivable which is discounted at 4.25% and recorded at fair value.  Interest earned related to the long-term contract receivable was $0.1 million for the three months ended March 31, 2015 and 2014.

The recorded value of the Credit Facility debt approximates its fair value, as the amount outstanding at any given point in time is the principal amount due and interest is paid based on this amount considering the duration outstanding.  Refer to Note 5 regarding the fair value of derivatives and Note 9 regarding the fair value of an earn-out liability along with the current amendments.  The Company had one mortgage outstanding at March 31, 2015 and December 31, 2014 with a remaining balance of $0.1 million in both periods.  The mortgage was accruing interest at 3.50% at both March 31, 2015 and December 31, 2014 and contains pre-payment penalties.  At March 31, 2015 and December 31, 2014, the fair value of the mortgage approximated book value.  The Company also has long-term notes payable of $2.7 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%.  The fair value of the notes payable approximates their book value.  The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K).

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

Out-of-Period Adjustment

During the first quarter of 2015, the Company recorded a $2.8 million out-of-period decrease in revenue that affected our results of operations for the three months ended March 31, 2015.  The adjustment was identified during our first quarter review of projects.  Management evaluated the effect of the adjustment on the Company’s financial statements based on SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year’s financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.”  The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The adoption of this ASU requires retrospective application to all periods presented.  Although early adoption is permitted, the Company expects to adopt this guidance as required and expects a change in the presentation of our consolidated balance sheets and related disclosures.  The Company does not expect a material impact to the consolidated statements of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.”  The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  Early adoption is permitted.  The Company does not expect a material impact to the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statement – Going Concern.”  The guidance, which is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  Early adoption is permitted.  Although early adoption is permitted, the Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The guidance, which is effective for annual reporting periods beginning after December 15, 2016, defines the steps to recognize revenue for entities that have contracts with customers.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries as well as the Company’s VIE.  Refer to Note 11 for more information regarding the Company’s consolidated VIE.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits.  Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

3.	Construction Joint Ventures

The Company participates in various construction joint venture partnerships.  Generally, each construction joint venture is formed to construct a specific project and is jointly controlled by the joint venture partners.  Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K for further information about our joint ventures.  Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2015	December 31, 2014
Total combined:
Current assets	$26,336	$18,132
Less current liabilities	(54,946)	(49,035)
Net assets	$(28,610)	$(30,903)
Backlog	$67,489	$55,063

Sterling’s noncontrolling interest in backlog	$24,053	$15,889
Sterling’s receivables from and equity in net assets of construction joint ventures	$9,698	$9,153

	Three Months Ended March 31,
	2015	2014
Total combined:
Revenues	$13,006	$19,237
Income before tax	2,413	560

Sterling’s noncontrolling interest:
Revenues	$4,552	$8,931
Income before tax	335	559

Approximately $24 million of the Company’s backlog at March 31, 2015 was attributable to projects performed by joint ventures.  The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company.  Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Construction equipment	$122,410	$129,150
Transportation equipment	18,166	18,205
Buildings	10,796	10,777
Office equipment	2,757	2,761
Leasehold improvement	894	878
Construction in progress	538	387
Land	5,530	5,530
Water rights	200	200
	161,291	167,888
Less accumulated depreciation	(78,750)	(80,790)
	$82,541	$87,098

5.	Derivative Financial Instruments

From time to time, the Company may enter into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel.  Refer to Note 9 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K for further information about our derivative financial instruments.

At March 31, 2015, accumulated other comprehensive income consisted of unrecognized losses of $59,000, down from $101,000 at December 31, 2014, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date.  For the three months ended March 31, 2015 and 2014, the Company recognized a pre-tax net realized cash settlement loss on commodity contracts of $50,000 and gain of $14,000, respectively.

At March 31, 2015, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 55,000 gallons.  The monthly volumes hedged range from 10,000 gallons to 15,000 gallons over the April 2015 to August 2015 period at fixed prices per gallon ranging from $2.75 to $2.78.  Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments and we intend to retire our hedging program when our last swap contract is settled in August 2015.

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model.  The primary input for the model is the forecasted prices for ULSD.  The Company’s model is validated by the counterparty’s fair value statements.  The swaps are designated as Level 2 within the valuation hierarchy.  Refer to Note 1 for a description of the inputs used to value the information shown above.

At March 31, 2015 and December 31, 2014, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3 fair value inputs.

6.	Changes in Accumulated Other Comprehensive (Loss) Income by Component

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of stockholders’ equity, are as follows (amounts in thousands):

Three Months Ended March 31, 2015 (*)
Unrealized Gain and Loss on Cash Flow Hedges
Beginning balance	$(101)
Other comprehensive loss before reclassification	(8)
Amounts reclassified from accumulated other comprehensive income	50
Net current-period other comprehensive income	42
Ending balance	$(59)

(*) Amounts in parentheses represent reductions to accumulated other comprehensive (loss) income.

The significant amounts reclassified out of each component of accumulated other comprehensive (loss) income are as follows (amounts in thousands):

	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income (*)
	Three Months Ended March 31,
Details About Accumulated Other Comprehensive (Loss) Income Components	2015	2014	Statement of Operations Classification
Realized (losses) gains on cash flow hedges	$(50)	$14	Cost of revenues
Total reclassification related to cash flow hedges	$(50)	$14	Net (loss) income

(*) Amounts in parentheses represent reductions to earnings in the statements of operations.

7.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns.  Current income tax expense or (benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statements of operations.  The income tax expense in the accompanying condensed consolidated financial statements consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Current tax expense	$3	$-
Deferred tax expense	-	-
Total tax expense	$3	$-

The Company is not expecting a current federal tax liability for the year due to a projected taxable loss.  The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards.  Therefore, a current tax expense has been recorded for those states for the three months ended March 31, 2015.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities.  The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years.  Based upon this analysis, a valuation allowance has been applied to our net deferred tax assets as of March 31, 2015 and December 31, 2014.  Therefore, there has been no change in net deferred taxes for the three months ended March 31, 2015.

The income tax expense or (benefit) differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Three Months Ended March, 31
	2015		2014
	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$(5,843)	35.0%	$168	35.0%
State tax based on income, net of refunds and federal benefits	(309)	1.9	5	1.0
Taxes on subsidiaries’ earnings allocated to noncontrolling interests owners	133	(0.8)	(165)	(34.4)
Valuation allowance	5,699	(34.2)	(55)	(11.5)
Other permanent differences	323	(1.9)	47	9.9
Income tax expense	$3	-%	$-	-%

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

9.	Acquired Subsidiaries with Noncontrolling Owners’ Interests and Earn-out Agreement

On December 30, 2013, the Company and Mr. Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012.  The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million, respectively.  In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell his 50% interest to the Company.  In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting death.  The Company will be the beneficiary and will also pay the premiums related to this life insurance contract.  The life insurance proceeds of $20 million shall be used as full payment for Mr. Buenting’s interest in the occurrence of his death.  In the event of Mr. Buenting’s permanent disability, the $18 million payment will be made by using the Company’s available cash on hand, and/or to the extent necessary, the Company’s line of credit.  The Company is currently in the process of obtaining a disability insurance policy to mitigate its cash exposure if this were to occur.  No other transfer of Member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability.  In the event that Mr. Buenting resigns his 50% interest in RHB or is terminated without cause (i.e., termination other than cause, permanent disability or death), RHB shall be dissolved unless both members agree otherwise.  The amended agreements were entered into in order to eliminate the earnings per share volatility caused by the buy/sell option.

The amended agreements resulted in an obligation to purchase Mr. Buenting’s 50% member’s interest that the Company is certain to incur, either because of Mr. Buenting’s permanent disability or death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheet.  The liability consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Member’s interest subject to mandatory redemption	$20,000	$20,000
Accumulated undistributed earnings attributable to this interest	5,400	6,079
Earnings distributed	(3,200)	(3,200)
Total liability	$22,200	$22,879

Undistributed earnings attributable to this interest decreased by approximately $0.7 million during the first quarter of 2015 and were recorded in “Other operating income, net” on the Company’s condensed consolidated statement of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$7,462	$4,097
Net income attributable to noncontrolling interest included in equity	292	275
Distributions to noncontrolling interest owners	-	(994)
Balance, end of period	$7,754	$3,378

The “Noncontrolling owners’ interest in earnings of subsidiaries” for the three months ended March 31, 2015 and 2014, shown in the accompanying condensed consolidated statements of operations, was $0.3 million in both periods, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying condensed consolidated balance sheets.  There was no distribution to certain noncontrolling interest members during the three months ended March 31, 2015 and a distribution of $1.0 million during the three months ended March 31, 2014.

Earn-out Agreement

In connection with the August 1, 2011, acquisition of J. Banicki Construction, Inc. (“JBC”) by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period.  The additional purchase price is in the form of an earn-out and is classified as a Level 3 fair value measurement.  In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016.  The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above mentioned earn-out agreement in order to reduce the Company’s recorded liability at that time, while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks.  The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013.  As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014.  The amendment increases the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met.  The amendment extends the earn-out period through December 31, 2017 and reduces the benchmark EBITDA for 2014 and 2015 to $1.5 million and increases it to $2.0 million in 2016 and 2017.  This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017.  There was no yearly excess forecasted EBITDA in our calculation at March 31, 2015 of the minimum EBITDA benchmarks for the years 2015 through 2017.  The discounted present value of the additional purchase price was estimated to be $0.4 million as of March 31, 2014 which included a revaluation benefit of $0.2 million recorded in interest income on the condensed consolidated statement of operations.  The undiscounted earn-out liability as of March 31, 2015 is estimated at zero and could increase by $9.3 million if EBITDA during the earn-out period increases $18.5 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year.  Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark.  Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price.  This liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.  As part of recording the present value of this liability, the Company incurs accreted interest expense for the passage of time until the time of settlement.  The Company incurred accreted interest expense of less than $0.2 million for the three months ended March 31, 2014.  As part of the updated EBITDA forecast, the Company reduced its liability and recorded interest income of $0.3 million for the three months ended March 31, 2015.

10.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors.  Refer to Note 16 of the Notes to Consolidated Financial Statements included in the 2014 Form 10-K for further information.  The Company recorded stock-based compensation expense of $0.2 million for the three months ended March 31, 2015 and 2014.

At March 31, 2015, total unrecognized compensation cost related to unvested restricted stock awards was $4.0 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.  There was no unrecognized compensation expense related to stock options at March 31, 2015 and 2014.  No proceeds were received by the Company from the exercise of options for the three months ended March 31, 2015 and 2014.  No options were granted in the three months ended March 31, 2015 or 2014.  At March 31, 2015, there were 901,136 shares of common stock covered by outstanding unvested common stock.

On January 1, 2015, the Company launched a long- and short-term incentive program for certain employees.  The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met.  The stock based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three year period.  The service based awards are recorded as usual; however, the awards based on TSR must be valued using a Monte Carlo simulation.  Based on the valuation obtained using Monte Carlo simulation and valuation on the service based awards, the Company recorded an expense of $0.1 million, which was included in the $0.2 million expense mentioned above, for the three months ended March 31, 2015.

On March 9, 2015, the Company entered into a three-year employment agreement with Paul J. Varello, the Company’s Chief Executive Officer (“CEO”).  As part of the agreement, Mr. Varello will be paid an annual salary of $1 and will receive 600,000 shares of the Company’s common stock which vest in three equal installments on the first three anniversaries of the March 9, 2015 award date.  The award is a special one-time plan for the CEO and is subject to the approval of the Company’s stockholders at its 2015 Annual Meeting.  If not approved, the award by its terms is canceled, and the Company and Mr. Varello will negotiate a replacement compensation package.

11.	Variable Interest Entities

The Company owns a 50% interest in Myers, of which it is the primary beneficiary, and has consolidated Myers into the Company’s financial statements.  Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition.  Refer to Note 3 of the Notes to Consolidated Financial Statements included in the 2014 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers, which is reflected in our condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$605	$148
Contracts receivable, including retainage	28,889	21,327
Other current assets	6,986	7,656
Total current assets	36,480	29,131
Property and equipment, net	9,211	9,303
Goodwill	1,501	1,501
Total assets	$47,192	$39,935
Liabilities:
Current liabilities:
Accounts payable	$21,573	$15,795
Other current liabilities	9,908	9,000
Total current liabilities	31,481	24,795
Long-term liabilities:
Other long-term liabilities	8	16
Total liabilities	$31,489	$24,811

	Three Months Ended March 31,
	2015	2014
Revenues	$36,268	$16,861
Operating income	582	550
Net income attributable to Sterling common stockholders	290	275

12.	Net (Loss) Income per Share Attributable to Sterling Common Stockholders

Basic net (loss) income per share attributable to Sterling common stockholders is computed by dividing net (loss) income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per common share attributable to Sterling common stockholders is the same as basic net (loss) income per share attributable to Sterling common stockholders but includes dilutive unvested stock and stock options using the treasury stock method.  The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net (loss) income attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net (loss) income attributable to Sterling common stockholders	$(16,992)	$205

Denominator:
Weighted average common shares outstanding – basic	18,902	16,668
Shares for dilutive unvested stock and stock options	-	187
Weighted average common shares outstanding and incremental shares assumed repurchased – diluted	18,902	16,855
Basic and diluted (loss) earnings per share attributable to Sterling common stockholders	$(0.90)	$0.01

In accordance with the treasury stock method, no shares of unvested common stock and stock options were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2015, as the assumed proceeds related to these shares would purchase more shares than the unvested shares outstanding resulting in anti-dilution.

13.	Credit Facility and Covenant Compliance

Our Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to leverage, tangible net worth, and asset coverage.  The Credit Facility also contains restrictions on the Company’s ability to:

•	make distributions and pay dividends;
•	incur liens and encumbrances;
•	incur further indebtedness;
•	guarantee obligations;
•	dispose of a material portion of assets or merge with a third party;
•	make acquisitions; and
•	make investments in securities.

At the end of the fourth quarter of 2014, the Company was not in compliance with the minimum tangible net worth financial covenant.  As a result, on March 12, 2015, the Company obtained a Waiver and Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with its lender which accomplished the following:

•	Waived the breach by the Company of the tangible net worth covenant in the fourth quarter of 2014.
•	Reduced the credit line to $35 million on the date of the amendment and provided for future reductions to $25 million on June 1, 2015, and $15 million on September 1, 2015.
•	Increased the annual interest rate from Prime + 150 basis points, or 4.75%, to Prime + 350 basis points, or 6.75%.
•	Reset the Company’s tangible net worth covenant to $75 million commencing April 30, 2015.
•
Required the Company to pay a $400,000 amendment fee in four equal installments on the effective date and at the end of each of the second, third and fourth quarters unless one month prior to a payment date, the Company has refinanced the entire Credit Facility.

The foregoing summary description of the Seventh Amendment is qualified in its entirety by reference to the full text of the Seventh Amendment, which has been filed with the SEC on Form 8-K dated March 12, 2015.

The Company is currently in the process of replacing its existing Credit Facility with long-term financing that has less restrictive covenants and we are planning to obtain the new financing by the end of May 2015.

If the Company has not replaced the Credit Facility before compliance with the tangible net worth covenant test is calculated as of April 30, 2015, the Company anticipates that it will not be in compliance with this covenant test.  That calculation will be performed after completion of our monthly close for April which we expect to complete in late May.  If the Company does not replace the Credit Facility with other long-term financing as anticipated, and if no waiver is obtained under the Credit Facility, noncompliance with the tangible net worth covenant test as of April 30, 2015 would result in a default of the Credit Facility.  If the new financing is not consummated for any reason, we will seek to obtain a waiver of the Credit Facility covenant breach with our current lender.

14.	Goodwill

During the first quarter of 2015, the Company made announcements regarding the Company’s earnings and noncompliance with one of our Credit Facility covenants. On January 27, 2015, the Company announced its preliminary fourth quarter and full year 2014 results and that the Company was not in compliance with the Credit Facility’s tangible net worth covenant. On March 16, 2015, the Company announced actual fourth quarter and full year 2014 results and that a waiver of the covenant breach had been obtained. As a result of these announcements, the Company’s stock price fluctuated greatly during the first quarter of 2015, dropping from a January 2nd price of $6.41 to a March 31st price of $4.52.

Due to the decrease in the stock price that resulted and our first quarter loss, the Company noted that a goodwill impairment triggering event occurred during the first quarter of 2015.  Therefore, we updated our fourth quarter goodwill impairment assessment using the two methods discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.  The assessment used updated first quarter information which incorporated the Company’s stock price at March 31, 2015 and reduced gross margins used in our discounted cash flow model projections.  Based on this revised testing, there was no goodwill impairment and we determined that the fair value of the Company’s equity was approximately 8% above the carrying value of the Company’s equity.

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

•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) under “Item 1A. —Risk Factors.”

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii and other states where there are construction opportunities.  Its transportation infrastructure projects include highways, roads, bridges and light rail and its water infrastructure projects include water, wastewater and storm drainage systems.  Sterling performs the majority of the work required by its contracts with its own crews and equipment.

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations consist of one reportable segment, one operating segment and one reporting unit component: heavy civil construction.  In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”).  Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance.  Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.

Sterling has grown its service profile and geographic reach both organically and through acquisitions.  Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively.  These acquisitions also extended Sterling’s service profiles.  For a more detailed discussion of the Company’s business, readers of this report are advised to review “Item 1, Business,” of the 2014 Form 10-K.

For purposes of the discussions which follow, “Current Quarter” refers to the three month period ended March 31, 2015 and “Prior Quarter” refers to the three month period ended March 31, 2014.

Financial Results for the Current Quarter and Outlook for 2015 Financial Results

In the Current Quarter, the Company had an operating loss of $16.7 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $16.7 million, net loss attributable to Sterling common stockholders of $17.0 million and net loss per diluted share attributable to Sterling common stockholders of $0.90.

Revenues for the Current Quarter decreased 12.5% from the Prior Quarter, primarily as the result of downward percent-complete revisions made to certain projects in the Current Quarter, largely related to construction projects in Texas, and also the completion of certain large projects in Texas which were ongoing in the Prior Quarter.  The decrease in revenue in Texas, excluding the downward percent-complete revisions related to certain projects in Texas, was largely offset by an increase in the number of projects currently under construction in California.

Our gross margin decreased to (5.8)% for the Current Quarter as compared to a 5.8% gross margin in the Prior Quarter.  The decrease in gross margin during the Current Quarter period is attributed to downward percent-complete revisions made to certain projects, largely related to construction projects in Texas, primarily as a result of updated labor rates due to the intense competition for craft labor in Texas, increased costs due to rework of certain project phases caused by defective material purchased from a supplier, unapproved change orders, that after negotiations with our customers during the quarter, are now considered uncollectable, along with unseasonably more rainfall in Texas which caused declines in productivity and unanticipated delays.

Our highway and related bridge work is generally funded through federal and state authorizations.  In recent years, federal and state legislation related to infrastructure spending has been slow to pass.  Funding for federal highway projects primarily originates from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund.  Additional income is provided from the General Fund and certain other funds to maintain the solvency of the Highway Trust Fund, as sources of income remain a challenge.  While government spending on highway and related bridge work has not significantly increased in recent years, we have won sufficient work to keep our backlog above $700 million, and total backlog was $745 million at March 31, 2015.  In addition to highway and related bridge work, we continually look for projects that diversify our book of projects to obtain higher margins and to thereby relieve the continued pressure on our gross margins from new contract awards from local, state and federal authorities that are typically more competitive.

See “Item 1. Business — Our Markets, Competition and Customers” in the 2014 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at March 31, 2015

At March 31, 2015, our backlog of construction projects was $745 million, as compared to $764 million at December 31, 2014.  Our contracts are typically completed in 12 to 36 months.  At March 31, 2015, approximately $58 million was excluded from our consolidated backlog for projects in which we were the apparent low bidder but had not yet been formally awarded the contract or the contract price had not been finalized.  Backlog includes $24 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollar amounts in thousands)
Revenues	$117,682	$134,538	(12.5	) %
Gross (loss) profit	$(6,836)	$7,869	NM
General and administrative expenses	(11,603)	(8,484)	36.8
Other operating income, net	1,761	1,056	66.8
Operating (loss) income	(16,678)	441	NM
Interest income	363	358	1.4
Interest expense	(382)	(319)	19.7
(Loss) income before income taxes and earnings attributable to noncontrolling owners’ interests	(16,697)	480	NM
Income tax expense	(3)	-	NM
Net (loss) income	(16,700)	480	NM
Noncontrolling owners’ interest in earnings of subsidiaries	(292)	(275)	6.2
Net (loss) income attributable to Sterling common stockholders	$(16,992)	$205	NM
Gross margin (deficit)	(5.8)%	5.8%	NM
Operating margin (deficit)	(14.2)%	0.3%	NM
NM – Not meaningful.

	Amount as of
	March 31, 2015	December 31, 2014
Contract backlog, end of period	$745,000	$764,000

Revenues

Revenues decreased $16.9 million, or 12.5%, in the Current Quarter compared with the Prior Quarter.  This decrease is primarily attributable to the downward percent-complete revisions made to certain projects in the Current Quarter, largely related to construction projects in Texas, and also the completion of certain large projects in Texas which were ongoing in the Prior Quarter and a $2.8 million out-of-period decrease in revenue that was recorded as a result of our first quarter review of projects.  The decrease in project revenue in Texas, excluding the downward percent-complete revisions related to certain projects in Texas, was largely offset by an increase in the number of projects currently under construction in California.

Gross (Loss) Profit

Gross profit decreased $14.7 million for the Current Quarter compared with the Prior Quarter and gross margins decreased to (5.8)% in the Current Quarter from 5.8% in the Prior Quarter.  The decrease in gross margin during the Current Quarter period is attributed to downward percent-complete revisions made to certain projects, largely related to construction projects in Texas, primarily as a result of updated labor rates due to the intense competition for craft labor in Texas, increased costs due to rework of certain project phases caused by defective material purchased from a supplier, unapproved change orders, that after negotiations with our customers during the quarter, are now considered uncollectable, along with unseasonably more rainfall in Texas which caused declines in productivity and unanticipated delays.

At March 31, 2015 and 2014, we had approximately 125 and 113 contracts-in-progress, respectively, which were less than 90% complete.  These contracts are of various sizes, of different expected profitability and in various stages of completion.  The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit.  Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses increased $3.1 million to $11.6 million in the Current Quarter from $8.5 million in the Prior Quarter. This increase is primarily due to certain non-recurring costs of $2.4 million recognized in the first quarter of 2015 related to employee severance costs.

As a percentage of revenues, general and administrative expenses for the Current Quarter increased 3.6% to 9.9% from 6.3% in the Prior Quarter.  This increase is primarily the result of the non-recurring employee severance costs paid in the first quarter of 2015 mentioned above.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were less than 1% and zero, respectively.  The Company is not expecting a current federal tax liability for 2015.  The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards.  Therefore, a current tax expense has been recorded for those states for the three months ended March 31, 2015.  In the Current Quarter and Prior Quarter, the effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2015.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.  The ability to realize deferred tax assets and the need for a valuation allowance is evaluated and assessed quarterly.  The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth.  For the quarter ended March 31, 2015, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2014.

Goodwill

During the first quarter of 2015, we made announcements regarding our earnings and noncompliance with one of our Credit Facility covenants.  On January 27, 2015, we announced our preliminary fourth quarter and full year 2014 results and that we were not in compliance with the Credit Facility’s tangible net worth covenant.  On March 16, 2015, we announced actual fourth quarter and full year 2014 results and that a waiver of the covenant breach had been obtained.  As a result of these announcements, our stock price fluctuated greatly during the first quarter of 2015, dropping from a January 2nd price of $6.41 to a March 31st price of $4.52.

Due to the decrease in the stock price that resulted and our first quarter loss, we noted that a goodwill impairment triggering event occurred during the first quarter of 2015.  Therefore, we updated our fourth quarter goodwill impairment assessment using the two methods discussed in Note 8 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.  The assessment used updated first quarter information which incorporated the Company’s stock price at March 31, 2015 and reduced gross margins used in our discounted cash flow model projections. Based on this revised testing, there was no goodwill impairment, and we determined that the fair value of the Company’s equity was approximately 8% above the carrying value of the Company’s equity.

Out-of-Period Adjustment

During the first quarter of 2015, the Company recorded a $2.8 million out-of-period decrease in revenue that affected our results of operations for the three months ended March 31, 2015.  The adjustment was identified during our first quarter review of projects.  Management evaluated the effect of the adjustment on the Company’s financial statements based on SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year’s financial statements.

Historical Cash Flows

The following tables set forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(2,943)	$(12,182)
Capital expenditures	(1,161)	(2,283)
Proceeds from sale of property and equipment	2,864	2,260
Distributions to noncontrolling interest owners	-	(994)
Net (repayment) drawdown on the Credit Facility	(3,832)	12,862
Other	(575)	(248)
Total decrease in cash and cash equivalents	$(5,647)	$(585)

	Amount as of
	March 31, 2015	December 31, 2014
Cash and cash equivalents	$17,196	$22,843
Working capital	$37,053	$52,324

Operating Activities

Significant non-cash items included in operating activities include depreciation and amortization expense which was $4.3 million and $4.6 million in the Current Quarter and Prior Quarter, respectively.  The depreciation expense has decreased slightly from the Current Quarter to the Prior Quarter as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment during seasonal peak operating times.

Besides the net loss and net income in the Current and Prior Quarters, respectively, and the non-cash items discussed above, other significant components of cash flows from operations were:

•
contracts receivable increased by $15.7 million in the Current Quarter and increased $1.1 million in the Prior Quarter while the net cash flow effect of billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings increased by $16.3 million in the Current Quarter and decreased by $11.2 million in the Prior Quarter;

•
receivables from and equity in construction joint ventures increased by $0.5 million and $5.1 million in the Current Quarter and Prior Quarter, respectively; the decrease as compared to the Prior Quarter is the result of the slowdown of a large joint venture project that is near completion;

•
accounts payable increased by $4.7 million in the Current Quarter and $0.4 million in the Prior Quarter; accrued compensation and other liabilities increased by $2.1 million in the Current Quarter and decreased by $1.1 million in the Prior Quarter, and

•
Member’s interest subject to mandatory redemption and undistributed earnings decreased by $0.7 million in the Current Quarter and increased $0.2 million in the Prior Quarter as a result of undistributed earnings (losses).

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Quarter and Prior Quarter totaled $1.2 million and $2.3 million, respectively.  In addition, we financed the purchase of $0.6 million of equipment in the Current Quarter and there were no financed equipment purchases in the Prior Quarter.  Proceeds from the sale of property and equipment for the Current Quarter and Prior Quarter totaled $2.9 million and $2.3 million, respectively, with an associated net gain for the Current Quarter and Prior Quarter of $0.8 million and $0.3 million, respectively.  The level of expenditure in the Current Quarter decreased by $1.1 million from the Prior Quarter as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased equipment during seasonal peak operating times.

Financing Activities

Financing activities in the Current Quarter consisted of a net repayment on the Credit Facility of $3.8 million by using the cash proceeds received on the sale of property and equipment and cash on hand.  In the Prior Quarter, the net drawdown of the Credit Facility of $12.9 million was primarily used to fund our operating activities.  During the Prior Quarter, a distribution of $1.0 million was approved to a certain noncontrolling interest member.

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

As of March 31, 2015, we had working capital of $37.1 million, a decrease of $15.3 million from December 31, 2014.  The decrease in working capital was the result of the following (amounts in thousands):

Net loss	$(16,700)
Depreciation and amortization	4,274
Capital expenditures	(1,161)
Proceeds from sales of property and equipment, net of gain	2,105
Net repayment on the Credit Facility	(3,832)
Other	43
Total decrease in working capital	$(15,271)

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our Credit Facility with Comerica Bank to finance our capital expenditures and working capital needs.  Subject to the terms of the Credit Facility, including the financial covenants and further amendments discussed below, up to $35 million in borrowings and letters of credit are available under the Credit Facility, which matures on September 30, 2016.  Borrowings under the Credit Facility are secured by all assets of the Company, other than proceeds from and other rights under our construction contracts which are pledged to our bond surety.  At March 31, 2015, there was $30.8 million in borrowings outstanding under the Credit Facility; however, there was a letter of credit of $3.0 million outstanding which reduced availability under the Credit Facility to $1.2 million.

Our Credit Facility is subject to our compliance with certain covenants, including financial covenants relating to leverage, tangible net worth and asset coverage.  The Credit Facility also contains restrictions on our ability to:

•	make distributions or pay dividends;
•	incur liens and encumbrances;
•	incur further indebtedness;
•	guarantee obligations;
•	dispose of a material portion of assets or merge with a third party;
•	make acquisitions; and
•	make investments in securities.

At the end of the fourth quarter of 2014, the Company was not in compliance with the minimum tangible net worth financial covenant.  As a result, on March 12, 2015, the Company obtained a Waiver and Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with its lender which accomplished the following:

•	Waived the breach by the Company of the tangible net worth covenant in the fourth quarter of 2014.
•	Reduced the credit line to $35 million on the date of the amendment and provided for future reductions to $25 million on June 1, 2015, and $15 million on September 1, 2015.
•	Increased the annual interest rate from Prime + 150 basis points, or 4.75%, to Prime + 350 basis points, or 6.75%.
•	Reset the Company’s tangible net worth covenant to $75 million commencing April 30, 2015.
•
Required the Company to pay a $400,000 amendment fee in four equal installments on the effective date and at the end of each of the second, third and fourth quarters unless one month prior to a payment date, the Company has refinanced the entire Credit Facility.

The foregoing summary description of the Seventh Amendment is qualified in its entirety by reference to the full text of the Seventh Amendment, which has been filed with the SEC as an exhibit to a Form 8-K dated March 12, 2015.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations − Liquidity and Sources of Capital” in the 2014 Form 10-K for further discussion of the covenants and restrictions under the Credit Facility.

We are currently in the process of replacing our existing Credit Facility with long-term financing that has less restrictive covenants and we are planning to obtain the new financing by the end of May 2015.

If the Company has not replaced the Credit Facility before compliance with the tangible net worth covenant test is calculated as of April 30, 2015, the Company anticipates that it will not be in compliance with this covenant test.  That calculation will be performed after completion of our monthly close for April which we expect to complete in late May.  If the Company does not replace the Credit Facility with other long-term financing as anticipated, and if no waiver is obtained under the Credit Facility, noncompliance with the tangible net worth covenant test as of April 30, 2015 would result in a default of the Credit Facility.  If the new financing is not consummated for any reason, we will seek to obtain a waiver of the Credit Facility covenant breach with our current lender.

Average borrowings under the Credit Facility for the Current Quarter were $21.0 million and the largest amount of borrowings under the Credit Facility was $34.6 million on January 1, 2015.  Average borrowings under the Credit Facility for the Prior Quarter were $21.1 million and the largest amount of borrowings under the Credit Facility was $33.7 million on March 17, 2014.

Based on our average borrowings during the first quarter of 2015 and our forecasted cash needs for the remainder of the year, we believe that we have sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements.  However, if we are unable to secure adequate debt financing or we continue to incur losses, our working capital could be materially and adversely affected.  Refer to “Item 1A. Risk Factors” in the 2014 Form 10-K for further discussion of liquidity related risks.

The Company is continually assessing ways to increase revenues and reduce costs to improve liquidity.  In 2015, our capital expenditures are anticipated to be less than the prior year’s capital expenditures and we are scrutinizing our fleet of equipment in order to identify and liquidate underutilized equipment.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel and steel prices have affected our cost of operations.  Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel.  We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations.  As of March 31, 2015, we had diesel futures contracts for 55,000 gallons with fixed prices at an average of $2.76 per gallon.  This compares to the March 31, 2015 price for off-road ultra-low sulfur diesel published by Platts of $1.62.  Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments in 2015.  In addition, we intend to retire this program when our last swap contract is settled in August 2015.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations−Off-Balance Sheet Arrangements and Joint Ventures” in the 2014 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects.  The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners.  Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share we would be fully liable for such share under our contract with the project owner.  Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At March 31, 2015, there was approximately $67 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $24 million represented our proportionate share.  Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work.  As of March 31, 2015, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations−Liquidity and Sources of Capital−Contractual Obligations” in the 2014 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks.  Outstanding indebtedness under our Credit Facility bears interest at floating rates.  The average borrowings under this facility during the Current Quarter were $21.0 million.  Based on our current level of borrowings for 2015, a change of 1.0% in our interest rate would have a $0.2 million impact on our results from operations.

We are exposed to market risk from changes in commodity prices.  In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements.  We do not participate in these transactions for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements.  The following represents the outstanding contracts at March 31, 2015:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	March 31, 2015 (amounts in thousands)
April 1, 2015	August 31, 2015	$2.75 – 2.78	$2.76	55,000	59
					$59

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

In connection with preparing its financial statements for the quarter ended March 31, 2015, management identified a material weakness in internal control over financial reporting as it relates to the operation of our processes and controls to review the status of our construction projects (i.e., work-in-progress review) in terms of both job costs and revenues at our Texas subsidiary.

Additional information regarding the material weakness in internal control over financial reporting and management’s remediation plan is included below under the caption “Changes in Internal Controls Over Financial Reporting.”

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Due to the material weakness in internal control described above, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2015 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described above, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Other than the description of the material weakness in internal control over financial reporting and our efforts to remediate such material weakness described below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In order to remediate the material weakness in internal control over financial reporting, we continue to execute our remediation plan, which includes, among other things, the following actions:

•	Personnel changes at our Texas subsidiary are being made to ensure an adequate number of competent project managers are on staff to increase the precision of monthly project reviews.

•	A change in senior leadership at our Texas subsidiary has been made to provide increased scrutiny of estimates related to project costs and revenues.

•	New procedures are being put in place to provide a more detailed evaluation of the work-in-progress report for all on-going projects.

The remediation plan is being administered by the Chief Financial Officer and involves key leaders from across the organization, including the Senior Vice President of Corporate Finance and the Texas subsidiary’s Chief Financial Officer. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

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

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A Risk Factors of the 2014 Form 10-K.  You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	51,211 (1)	$3.58	-	-

(1)
These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released (in the month of January) from Company-imposed transfer restrictions in order to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions.  The repurchases were made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 11, 2015	By: /s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date: May 11, 2015	By: /s/ Thomas R. Wright
Thomas R. Wright
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2015
Exhibit Index

Exhibit No.	Description

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Thomas R. Wright, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Thomas R. Wright, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________
*	Filed herewith.