Form 10-Q
period 2015-06-30
STERLING CONSTRUCTION CO INC
filed 2015-08-10
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
[√] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [√]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes    [√] No

At July 31, 2015, there were 19,612,487 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,336	$22,843
Contracts receivable, including retainage	100,563	78,896
Costs and estimated earnings in excess of billings on uncompleted contracts	25,503	33,403
Inventories	5,767	7,401
Receivables from and equity in construction joint ventures	10,837	9,153
Other current assets	5,652	5,278
Total current assets	162,658	156,974
Property and equipment, net	80,813	87,098
Goodwill	54,820	54,820
Other assets, net	9,027	7,559
Total assets	$307,318	$306,451
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,760	$66,792
Billings in excess of costs and estimated earnings on uncompleted contracts	35,137	25,649
Current maturities of long-term debt	5,019	965
Income taxes payable	27	1,868
Accrued compensation	10,274	5,169
Other current liabilities	5,304	4,207
Total current liabilities	131,521	104,650
Long-term liabilities:
Long-term debt, net of current maturities	33,260	37,021
Member’s interest subject to mandatory redemption and undistributed earnings	20,825	22,879
Other long-term liabilities	323	753
Total long-term liabilities	54,408	60,653
Commitments and contingencies (Note 7)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 19,544,069 and 18,802,679 shares issued	195	188
Additional paid in capital	205,994	205,697
Retained deficit	(91,632)	(72,098)
Accumulated other comprehensive loss	(18)	(101)
Total Sterling common stockholders’ equity	114,539	133,686
Noncontrolling interests	6,850	7,462
Total equity	121,389	141,148
Total liabilities and equity	$307,318	$306,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$177,425	$194,806	$295,107	$329,343
Cost of revenues	(168,314)	(182,307)	(292,832)	(308,974)
Gross profit	9,111	12,499	2,275	20,369
General and administrative expenses	(9,598)	(9,507)	(21,201)	(17,991)
Other operating income (expense), net	325	(457)	2,086	599
Operating (loss) income	(162)	2,535	(16,840)	2,977
Interest income	69	189	432	531
Interest expense	(634)	(251)	(1,016)	(554)
Loss on extinguishment of debt	(240)	-	(240)	-
(Loss) income before income taxes and earnings attributable to noncontrolling interests	(967)	2,473	(17,664)	2,954
Income tax expense	(28)	(28)	(31)	(28)
Net (loss) income	(995)	2,445	(17,695)	2,926
Noncontrolling owners’ interests in earnings of subsidiaries	(1,547)	(1,245)	(1,839)	(1,520)
Net (loss) income attributable to Sterling common stockholders	$(2,542)	$1,200	$(19,534)	$1,406

Net (loss) earnings per share attributable to Sterling common stockholders:
Basic	$(0.13)	$0.07	$(1.03)	$0.08
Diluted	$(0.13)	$0.07	$(1.03)	$0.08

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	19,269,977	17,942,124	19,040,870	17,308,551
Diluted	19,269,977	18,110,025	19,040,870	17,464,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to Sterling common stockholders	$(2,542)	$1,200	$(19,534)	$1,406
Net income attributable to noncontrolling interests included in equity	1,547	1,245	1,839	1,520
Add / (deduct) other comprehensive income, net of tax:
Realized loss (gain) from settlement of derivatives	33	(16)	83	(30)
Change in the effective portion of unrealized gain (loss) in fair market value of derivatives	8	47	-	(29)
Comprehensive (loss) income	$(954)	$2,476	$(17,612)	$2,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive (Loss)	Noncon- trolling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance at January 1, 2015	18,803	$188	$205,697	$(72,098)	$(101)	$7,462	$141,148
Net (loss) income	-	-	-	(19,534)	-	1,839	(17,695)
Other comprehensive income	-	-	-	-	83	-	83
Issuance and amortization of restricted stock	780	7	482	-	-	-	489
Distributions to owners	-	-	-	-	-	(2,451)	(2,451)
Other	(39)	-	(185)	-	-	-	(185)
Balance at June 30, 2015	19,544	$195	$205,994	$(91,632)	$(18)	$6,850	$121,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income attributable to Sterling common stockholders	$(19,534)	$1,406
Plus: Noncontrolling owners’ interests in earnings of subsidiaries	1,839	1,520
Net (loss) income	(17,695)	2,926
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,390	9,201
Gain on disposal of property and equipment	(999)	(916)
Stock-based compensation expense	489	383
Loss on extinguishment of debt	240	-
Changes in operating assets and liabilities:
Contracts receivable	(21,667)	(27,364)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,900	(20,301)
Receivables from and equity in construction joint ventures	(1,684)	(2,699)
Income tax receivable	1,415	(60)
Other current assets	(351)	1,410
Accounts payable	8,967	28,558
Billings in excess of costs and estimated earnings on uncompleted contracts	9,488	(1,329)
Accrued compensation and other liabilities	(171)	1,407
Member’s interest subject to mandatory redemption and undistributed earnings	2,054	310
Net cash used in operating activities	(3,624)	(8,474)
Cash flows from investing activities:
Additions to property and equipment	(3,267)	(6,670)
Proceeds from sale of property and equipment	3,278	4,250
Restricted cash used as collateral for letter of credit	(2,950)	-
Net cash used in investing activities	(2,939)	(2,420)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	110,378	150,760
Cumulative daily repayments – Credit Facility	(144,979)	(139,979)
Cash received from equipment-based term loan	20,000	-
Cumulative drawdowns – equipment-based revolver	14,550	-
Distributions to noncontrolling interest owners	(2,451)	(1,190)
Net proceeds from stock issued	-	14,050
Other	558	(338)
Net cash (used in) provided by financing activities	(1,944)	23,303
Net (decrease) increase in cash and cash equivalents	(8,507)	12,409
Cash and cash equivalents at beginning of period	22,843	1,872
Cash and cash equivalents at end of period	$14,336	$14,281
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$749	$533
Cash paid during the period for income taxes	$542	$1
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$987	$997

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business Summary and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii and other states in which there are profitable construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems.

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2014 Form 10-K. Certain information and note disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2015 and the results of operations and cash flows for the periods presented. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations, and the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Under U.S. GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring us to consolidate the entity in which we have a noncontrolling variable interest. Refer to Note 10 for further information regarding the Company’s consolidated VIE.

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

Reclassification

A reclassification has been made to historical financial data on our condensed consolidated statement of cash flow to conform to our current year presentation.

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

Changes in estimated revenues and gross margin resulted in a net gain of $0.9 million and a net charge of $11.2 million during the three months and six months ended June 30, 2015, respectively, included in Operating (loss) income, or $0.04 and $(0.59) per diluted share attributable to Sterling common stockholders, respectively, included in Net (loss) income attributable to Sterling common stockholders. Changes in estimated revenues and gross margin resulted in a net gain of $2.3 million and $5.0 million during the three months and six months ended June 30, 2014, respectively, included in Operating (loss) income, or $0.12 and $0.27 per diluted share attributable to Sterling common stockholders, respectively, included in Net (loss) income attributable to Sterling common stockholders.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage and notes payable, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”), a term loan (the “Term Loan”) with Nations, and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).

The recorded values of cash and cash equivalents, and restricted cash used as collateral for a letter of credit, short-term contracts receivable and accounts payable approximate their fair values based on their short-term nature. The recorded value of long-term contracts receivable is based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximates fair value. We currently have one long-term contract receivable which is discounted at 4.25% and recorded at fair value. Interest earned related to the long-term contract receivable was $0.1 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

Refer to Note 5 regarding the fair value of derivatives, Note 8 regarding the fair value of an earn-out liability along with the most current amendments, and Note 12 regarding the fair value of the Revolving Loan and the Term Loan. The Company had one mortgage outstanding at December 31, 2014 with a remaining balance of $0.1 million and was fully paid in June 2015. At December 31, 2014, the fair value of the mortgage approximated book value. The Company also has long-term notes payable of $2.8 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%. The fair value of the notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K).

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

Out-of-Period Adjustment

During the first quarter of 2015, the Company recorded a $2.8 million out-of-period decrease in revenue that affected our results of operations for the six months ended June 30, 2015. The adjustment was identified during our first quarter review of projects. Management evaluated the effect of the adjustment on the Company’s financial statements based on SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year’s financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this ASU requires retrospective application to all periods presented. Although early adoption is permitted, the Company expects to adopt this guidance when required and expects a change in the presentation of our consolidated balance sheets and related disclosures. The Company does not expect a material impact to the consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The guidance defines the steps to recognize revenue for entities that have contracts with customers. In July 2015, the FASB voted to defer the effective date of this ASU by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities would be permitted to adopt this ASU as early as the original public entity effective date, which was annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption prior to that date would not be permitted.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

2.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries as well as the Company’s VIE. Refer to Note 10 for more information regarding the Company’s consolidated VIE.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheet as of June 30, 2015, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements.  Refer to Note 7 for more information about our standby letter of credit.

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

	June 30, 2015	December 31, 2014
Total combined:
Current assets	$22,517	$18,132
Less current liabilities	(58,058)	(49,035)
Net assets	$(35,541)	$(30,903)
Backlog	$41,428	$55,063

Sterling’s noncontrolling interest in backlog	$12,750	$15,889
Sterling’s receivables from and equity in construction joint ventures	$10,837	$9,153

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total combined:
Revenues	$27,986	$17,988	$40,992	$37,225
Income before tax	2,664	1,565	5,077	2,125

Sterling’s noncontrolling interest:
Revenues	$11,997	$6,694	$16,549	$15,624
Income before tax	1,329	872	1,664	1,432

Approximately $13 million of the Company’s backlog at June 30, 2015 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2015	December 31, 2014

Construction equipment	$122,907	$129,150
Transportation equipment	18,682	18,205
Buildings	10,796	10,777
Office equipment	2,757	2,761
Leasehold improvement	894	878
Construction in progress	1,132	387
Land	5,530	5,530
Water rights	200	200
	162,898	167,888
Less accumulated depreciation	(82,085)	(80,790)
	$80,813	$87,098

5.	Derivative Financial Instruments

From time to time, the Company may enter into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel. Refer to Note 9 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K for further information about our derivative financial instruments.

At June 30, 2015, accumulated other comprehensive income consisted of unrecognized losses of $18,000, down from $101,000 at December 31, 2014, representing the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date. For the six months ended June 30, 2015 and 2014, the Company recognized a pre-tax net realized cash settlement loss on commodity contracts of $83,000 and gain of $30,000, respectively.

At June 30, 2015, the Company had hedged its exposure to the variability in future cash flows from forecasted diesel fuel purchases totaling 20,000 gallons. The monthly volumes are 10,000 gallons for July and August 2015 at a fixed price per gallon of $2.75. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments and we intend to retire our hedging program when our last swap contract is settled in August 2015.

Fair Value

The Company’s swaps are valued based on a discounted future cash flow model. The primary input for the model is the forecasted prices for ULSD. The Company’s model is validated by the counterparty’s fair value statements. The swaps are designated as Level 2 within the valuation hierarchy. Refer to Note 1 for a description of the inputs used to value the information shown above.

At June 30, 2015 and December 31, 2014, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3 fair value inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax expense	$28	$28	$31	$28
Deferred tax expense	-	-	-	-
Total tax expense	$28	$28	$31	$28

The Company is not expecting a current federal tax liability for the year due to a projected taxable loss. The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards. Therefore, a current tax expense has been recorded for those states for the three and six months ended June 30, 2015.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance has been applied to our net deferred tax assets as of June 30, 2015 and December 31, 2014. Therefore, there has been no change in net deferred taxes for the three months ended June 30, 2015.

The income tax expense or (benefit) differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Six Months Ended June 30,
	2015		2014
	Amount	%	Amount	%
Tax (benefit) expense at the U.S. federal statutory rate	$(6,182)	35.0%	$1,033	35.0%
State tax based on income, net of refunds and federal benefits	(339)	1.9	13	0.4
Taxes on subsidiaries’ earnings allocated to noncontrolling interests owners	(397)	2.3	(1,113)	(37.7)
Valuation allowance	6,545	(37.1)	104	3.5
Other permanent differences	404	(2.3)	(9)	(0.3)
Income tax expense	$31	(0.2)%	$28	0.9%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.	Commitments and Contingencies Related to Litigation

The Company is required by our insurance provider to obtain and hold a standby letter of credit that serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. Due to our new Equipment-based Facility, as defined in Note 12, we have now cash collateralized the letter of credit, resulting in the cash being designated as restricted. Refer to Note 2 for more information on our restricted cash and Note 12 for more information on our new Equipment-based Facility.

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

8.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

On December 30, 2013, the Company and Richard Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012. The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million, respectively. In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell his 50% interest to the Company. In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting’s death. The Company will be the beneficiary and will also pay the premiums related to this life insurance contract. The life insurance proceeds of $20 million shall be used as full payment for Mr. Buenting’s interest in the occurrence of his death. On June 2, 2015, the Company purchased an insurance policy with a five-year term on Mr. Buenting that provides a lump sum disability benefit in the principal sum of $20 million.  In the event of Mr. Buenting’s permanent total disability, the principal sum becomes payable to the Company, and in turn the Company is obligated to use the proceeds of the policy to purchase Mr. Buenting’s 50% member’s interest in RHB in accordance with the terms of the amended agreements. No other transfer of member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability. In the event that Mr. Buenting resigns his 50% interest in RHB or is terminated without cause (i.e., termination other than through cause, permanent disability or death), RHB shall be dissolved unless both members agree otherwise. The amended agreements were entered into in order to eliminate the earnings-per-share volatility caused by the buy/sell option.

The amended agreements resulted in an obligation to purchase Mr. Buenting’s 50% member’s interest that the Company is certain to incur, either because of Mr. Buenting’s permanent disability or death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. The liability consists of the following (in thousands):

	June 30, 2015	December 31, 2014

Member’s interest subject to mandatory redemption	$20,000	$20,000
Accumulated undistributed earnings attributable to this interest	5,358	6,079
Earnings distributed	(4,533)	(3,200)
Total liability	$20,825	$22,879

Due to the amended agreements and the accounting classification, Mr. Buenting’s 50% member’s interest, or undistributed earnings, is included in “Other operating income (expense), net” on the Company’s condensed consolidated statements of operations. Undistributed earnings attributable to this interest remained flat and decreased $0.7 million for the three and six months ended June 30, 2015, respectively, and undistributed earnings increased by $1.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries (amounts in thousands):

	Six Months Ended June 30,
	2015	2014

Balance, beginning of period	$7,462	$4,097
Net income attributable to noncontrolling interest included in equity	1,839	1,520
Distributions to noncontrolling interest owners	(2,451)	(1,190)
Balance, end of period	$6,850	$4,427

The “Noncontrolling owners’ interest in earnings of subsidiaries” for the three and six months ended June 30, 2015 and 2014, shown in the accompanying condensed consolidated statements of operations, was $1.5 million and $1.8 million, respectively, and $1.2 million and $1.5 million, respectively, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying condensed consolidated balance sheets. There was a distribution of $2.5 million to certain noncontrolling interest members during the three and six months ended June 30, 2015 and there were distributions of $0.2 million and $1.2 million during the three and six months ended June 30, 2014, respectively.

Noncontrolling Interests’ – Call Options

During the quarter ended June 30, 2015, the Company entered into two agreements, one with RHB and one with Myers which gives the 50% owners of these entities the option to buy the Company’s 50% interest in these entities for $1.00 should the Company ever become subject to the repossession or disposition of its collateral as defined in the Company’s new debt agreement with Nations or if the Company dissolves or becomes insolvent. Based on these agreements, the Company does not believe that it is likely that the exercise of these options would ever transpire; therefore, there has been no value placed on these options which resulted in no impact to our condensed consolidated financial statements. Refer to Note 12 for more information about the debt agreement with Nations.

Earn-out Agreement

In connection with the August 1, 2011, acquisition of JBC by Ralph L. Wadsworth Construction Company, LLC (“RLW”), RLW agreed to additional purchase price payments of up to $5 million to be paid over a five-year period. The additional purchase price is in the form of an earn-out and is classified as a Level 3 fair value measurement. In making this valuation, the unobservable input consisted of forecasted EBITDA for the periods after the period being reported on through July 31, 2016. The additional purchase price is calculated generally as 50% of the amount by which EBITDA exceeds $2.0 million for each of the calendar years 2011 through 2015 and $1.2 million for the seven months ended July 31, 2016.

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above mentioned earn-out agreement in order to reduce the Company’s recorded liability at that time, while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks. The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013. As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increased the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met. The amendment extended the earn-out period through December 31, 2017 and reduced the benchmark EBITDA for 2014 and 2015 to $1.5 million and increased it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017. There was no yearly excess forecasted EBITDA in our calculation at June 30, 2015 of the minimum EBITDA benchmarks for the years 2015 through 2017. The discounted present value of the additional purchase price was estimated to be $0.3 million as of June 30, 2014 which included a revaluation benefit of $0.3 million recorded in interest income on the condensed consolidated statement of operations. The undiscounted earn-out liability as of June 30, 2015 is estimated at zero and could increase by $9.3 million if EBITDA during the earn-out period increases $18.5 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year. Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark. Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price. This liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. As part of recording the present value of this liability, the Company incurs accreted interest expense for the passage of time until the time of settlement. The Company incurred accreted interest expense of less than $0.1 million and $0.3 million for the three months and six months ended June 30, 2014, respectively. As part of the updated EBITDA forecast, the Company reduced its liability to zero and recorded interest income of $0.3 million in the first quarter of 2015. There has been no change in the value of this liability; therefore, the interest income was zero and $0.3 million for the three and six months ended June 30, 2015, respectively.

9.	Stockholders’ Equity

Stock-Based Compensation Plan and Warrants

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors. Refer to Note 16 of the Notes to Consolidated Financial Statements included in the 2014 Form 10-K for further information. The Company recorded stock-based compensation expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively.

At June 30, 2015, total unrecognized compensation cost related to unvested common stock awards was $3.6 million. This cost is expected to be recognized over a weighted average period of 2.8 years. There was no unrecognized compensation expense related to stock options at June 30, 2015 and 2014. There were no proceeds received by the Company from the exercise of stock options for the three and six months ended June 30, 2015 and were immaterial for the three and six months ended June 30, 2014. No stock options were granted in the three or six months ended June 30, 2015 or 2014. At June 30, 2015, there were 0.9 million shares of common stock covered by outstanding unvested common stock.

On January 1, 2015, the Company launched a long- and short-term incentive program for certain employees. The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met. The stock based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three year period. The service based awards are recorded as usual; however, the awards based on TSR must be valued using a Monte Carlo simulation. Based on the valuation obtained using Monte Carlo simulation and valuation on the service based awards, the Company recorded an expense of $0.1 million and $0.2 million, which was included in the $0.3 million and $0.5 million expense mentioned above, for the three and six months ended June 30, 2015, respectively.

On March 9, 2015, the Company entered into a three-year employment agreement with Paul J. Varello, the Company’s Chief Executive Officer (“CEO”). As part of the agreement, Mr. Varello will be paid an annual salary of $1 and received 600,000 shares of the Company’s common stock which vest in three equal installments on the first three anniversaries of the March 9, 2015 award date. The award is a special one-time plan for the CEO and was approved by the Company’s stockholders at its 2015 Annual Meeting in May 2015 and was valued at approximately $2.5 million.

10.	Variable Interest Entities

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

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$-	$148
Contracts receivable, including retainage	24,321	21,327
Other current assets	11,779	7,656
Total current assets	36,100	29,131
Property and equipment, net	9,957	9,303
Goodwill	1,501	1,501
Total assets	$47,558	$39,935
Liabilities:
Current liabilities:
Accounts payable	$23,938	$15,795
Other current liabilities	9,435	9,000
Total current liabilities	33,373	24,795
Long-term liabilities:
Other long-term liabilities	295	16
Total liabilities	$33,668	$24,811

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$54,323	$44,933	$90,591	$61,794
Operating income	3,088	2,749	3,669	3,299
Net income attributable to Sterling common stockholders	1,543	1,373	1,833	1,648

11.	Net (Loss) Income per Share Attributable to Sterling Common Stockholders

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to Sterling common stockholders	$(2,542)	$1,200	$(19,534)	$1,406

Denominator:
Weighted average common shares outstanding — basic	19,270	17,942	19,041	17,309
Shares for dilutive unvested stock and stock options	-	168	-	155
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	19,270	18,110	19,041	17,464
Basic and diluted (loss) earnings per share attributable to Sterling common stockholders	$(0.13)	$0.07	$(1.03)	$0.08

In accordance with the treasury stock method, no shares of unvested common stock and stock options were excluded from the diluted weighted average common shares outstanding for the three months ended June 30, 2015, as the assumed proceeds related to these shares would purchase more shares than the unvested shares outstanding resulting in anti-dilution.

In addition, and also in accordance with the treasury stock method, approximately 0.1 million shares were excluded from the diluted weighted average common shares outstanding for the six months ended June 30, 2015, as the Company incurred a loss during this period and the impact of such shares would have been antidilutive.

12.	Debt

On May 29, 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its prior credit facility with Comerica (“Prior Credit Facility”). The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At June 30, 2015, the Company had approximately $35.9 million of borrowing base which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized by us to provide ongoing working capital and for other general corporate purposes. At June 30, 2015, the Company had $14.6 million drawn on the Revolving Loan, $20.0 million Term Loan outstanding and $1.3 million of borrowings available.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ended June 30, 2016; and (ii) an increase of two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following two quarters. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

The Equipment-based Facility is secured by all of the Company's personal property except accounts receivable, including all of its construction equipment, which forms the basis of availability under the Revolving Loan. The Equipment-based Facility is also secured by one-half of the equipment of the Company's 50%-owned affiliates, Road and Highway Builders, LLC and Myers & Sons Construction, L.P. pursuant to a separate security agreement with those entities. If a default occurs, Nations may exercise the Company's rights in the collateral, with all of the rights of a secured party under the Uniform Commercial Code, including, among other things, the right to sell the collateral at public or private sale.

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs which are included in “Other assets, net” in our condensed consolidated balance sheet, which is being amortized over the term of the Equipment-based Facility.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to:

•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

Due to this new Equipment-based Facility agreement, the Company’s Letter of Credit, which under our Prior Credit Facility reduced the Company’s borrowing availability, is now collateralized with cash. Refer to Note 2 for more information regarding the Company’s cash and cash equivalents including restricted cash used as collateral.

Fair Value

The Company’s debt is recorded at the carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Equipment-based Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of June 30, 2015, the carrying values and fair values are as follows (in thousands):

	June 30, 2015
	Carrying Value	Fair Value

Equipment-based revolving loan	$14,550	$-
Equipment-based term loan	20,000	20,000
Total Equipment-based Facility debt	$34,550	$20,000

The Equipment-based revolving loan’s fair value was not practicable to estimate as the timing of cash drawdowns and repayments cannot be determined. The effective interest rate of the Equipment-based revolving loan was 12.17% at June 30, 2015 with a maturity date of May 29, 2019.

As of December 31, 2014, the recorded value of the Company’s Prior Credit Facility approximated its fair value, as the amount outstanding at any given point in time was the principal amount due and interest was paid based on this amount considering the duration outstanding. In order to extinguish this Prior Credit Facility debt, the Company incurred costs of $0.2 million which is included in the Company’s condensed consolidated statement of operations.

13.	Goodwill

During the first quarter of 2015, the Company made announcements regarding the Company’s earnings and noncompliance with one of our Prior Credit Facility covenants. On January 27, 2015, the Company announced its preliminary fourth quarter and full year 2014 results and that the Company was not in compliance with the Prior Credit Facility’s tangible net worth covenant. On March 16, 2015, the Company announced actual fourth quarter and full year 2014 results and that a waiver of the covenant breach had been obtained. As a result of these announcements, the Company’s stock price fluctuated greatly during the first quarter of 2015, dropping from a January 2nd price of $6.41 to a March 31st price of $4.52.

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

14.	Subsequent Events

CFO Departure

Effective July 3, 2015, Thomas R. Wright resigned as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company. The Company elected Kevan M. Blair, former Senior Vice President, Corporate Finance to replace Mr. Wright as the Company's Chief Financial Officer and Chief Accounting Officer on an interim basis, as of July 3, 2015. Mr. Blair remains Vice President & Chief Financial Officer of the Company’s Ralph L. Wadsworth Construction Company subsidiary. The Company has launched an internal and external search for a new Chief Financial Officer. In connection with Mr. Wright's departure, he entered into a Separation & Release Agreement with the Company. The following description of the Separation & Release Agreement is qualified in its entirety by reference to the full text of the agreement itself, which has been filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K dated July 3, 2015.

The Separation & Release Agreement provided for (a) the award to Mr. Wright of a discretionary bonus consisting of 106,478 shares of the Company's common stock; (b) the vesting of his outstanding 55,536 shares of restricted common stock; and (c) the reimbursement to him (on a pre-tax basis) of his COBRA premiums for a year. The Company expensed $0.5 million in July 2015 related to severance received by Mr. Wright. In consideration of the foregoing, the agreement required Mr. Wright to be available for consulting with the Company in his area of expertise. His consulting obligations will not be so time-consuming as to prevent him from seeking or engaging in full-time employment. The agreement also contained a general release as well as a release under the Age Discrimination in Employment Act by Mr. Wright.

Assets Held for Sale

The Company provides credit in the normal course of business, principally to public (government) owners, and performs ongoing credit evaluations, as deemed necessary, but generally does not require collateral to support such receivables.  In an effort to reduce its credit exposure, as well as accelerate its cash flows, the Company plans to sell, on a non-recourse basis, its only long-term contract receivable pursuant to a factoring agreement with a related party. Under the letter of intent agreement, the Company expects to receive approximately $7.3 million upon the closing of this transaction which is anticipated to occur in the third quarter of 2015.  The Company continues to hold this long-term contract receivable in “Other assets, net” on the balance sheet as it was not ready for immediate sale as of June 30, 2015.

The Company also plans to sell a parcel of land located in Harris County, Texas to Joseph P. Harper, Sr., a former President and Chief Operating Officer of the Company. The contract price is approximately $2.4 million, subject to closing adjustments and is at or above the property’s appraised value. The sale is anticipated to close in the third quarter of 2015. The Company continues to hold this property in “Property and equipment, net” on the balance sheet as it was not ready for immediate sale as of June 30, 2015.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a leading heavy civil construction company that specializes in building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii, and other states where there are profitable construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems.

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

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended June 30, 2015, “Prior Quarter” refers to the three-month period ended June 30, 2014, “Current Period” refers to the six-month period ended June 30, 2015, and “Prior Period” refers to the six-month period ended June 30, 2014.

Financial Results for the Current Quarter and Current Period, Operational Issues and Outlook for 2015 Financial Results

In the Current Quarter and Current Period, we had an operating loss of $0.2 million and $16.8 million, respectively, loss before income taxes and earnings attributable to noncontrolling interest owners of $1.0 million and $17.7 million, respectively, net loss attributable to Sterling common stockholders of $2.5 million and $19.5 million, respectively, and net loss per diluted share attributable to Sterling common stockholders of $0.13 and $1.03, respectively.

Revenues for the Current Quarter and the Current Period decreased 8.9% and 10.4% from the Prior Quarter and Prior Period, respectively. The decrease in the Current Quarter as compared to the Prior Quarter is primarily related to the completion of large projects in Texas which were ongoing in the Prior Quarter, slightly offset with increased revenue from projects under construction in California. The decrease in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, combined with the completion of certain large projects in Texas which were ongoing in the Prior Period and a $2.8 million out-of-period decrease in revenue that was recorded in the first quarter of 2015 and was the result of our first quarter review of projects.

Our gross margins decreased to 5.1% and 0.8% for the Current Quarter and Current Period, respectively, as compared to 6.4% and 6.2% gross margin in the Prior Quarter and Prior Period, respectively. The decrease in gross margin during the Current Quarter as compared to the Prior Quarter was primarily related to the record rainfall that impacted the Company’s Texas operations in the second quarter. The decrease in gross margin during the Current Period as compared to the Prior Period was attributed to the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, primarily as a result of updated labor rates due to the intense competition for craft labor in Texas, increased costs due to rework of certain project phases caused by defective material purchased from a supplier, unapproved change orders that after negotiations with our customers during the Current Period, are now considered uncollectable, along with unseasonably more rainfall in Texas which caused declines in productivity and unanticipated delays.

Our highway and related bridge work is generally funded through federal and state authorizations. In recent years, federal and state legislation related to infrastructure spending has been slow to pass. Funding for federal highway projects primarily originates from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General Fund and certain other funds to maintain the solvency of the Highway Trust Fund, as sources of income remain a challenge. While government spending on highway and related bridge work has not significantly increased in recent years, we have won sufficient work to keep our backlog above $700 million, and total backlog was $743 million at June 30, 2015. In addition to highway and related bridge work, we continually look for projects that diversify our book of projects to obtain higher margins and to thereby relieve the continued pressure on our gross margins from new contract awards from local, state and federal authorities that are typically more competitive.

See “Item 1. Business— Our Markets, Competition and Customers” in the 2014 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at June 30, 2015

At June 30, 2015, our backlog of construction projects was $743 million, as compared to $764 million at December 31, 2014. Our contracts are typically completed in 12 to 36 months. At June 30, 2015, approximately $57 million was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Backlog includes $13 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Revenues	$177,425	$194,806	(8.9)%	$295,107	$329,343	(10.4)%
Gross profit	$9,111	$12,499	(27.1)	$2,275	$20,369	(88.8)
General and administrative expenses	(9,598)	(9,507)	1.0	(21,201)	(17,991)	17.8
Other operating income (expense), net	325	(457)	NM	2,086	599	NM
Operating (loss) income	(162)	2,535	NM	(16,840)	2,977	NM
Interest income	69	189	(63.5)	432	531	(18.6)
Interest expense	(634)	(251)	NM	(1,016)	(554)	83.4
Loss on extinguishment of debt	(240)	-	NM	(240)	-	NM
(Loss) income before taxes and earnings attributable to noncontrolling interests	(967)	2,473	NM	(17,664)	2,954	NM
Income tax expense	(28)	(28)	-	(31)	(28)	10.7
Net (loss) income	(995)	2,445	NM	(17,695)	2,926	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,547)	(1,245)	24.3	(1,839)	(1,520)	21.0
Net (loss) income attributable to Sterling common stockholders	$(2,542)	$1,200	NM	$(19,534)	$1,406	NM
Gross margin	5.1%	6.4%	(20.3)	0.8%	6.2%	(87.1)
Operating margin (deficit)	(0.1)%	1.3%	NM	(5.7)%	0.9%	NM

NM – Not meaningful.

	Amount as of
	June 30, 2015	March 31, 2015	December 31, 2014
Contract Backlog, end of period	$743,000	$745,000	$764,000

Revenues

Revenues decreased $17.4 million, or 8.9%, in the Current Quarter compared with the Prior Quarter and decreased $34.2 million, or 10.4%, for the Current Period compared with the Prior Period. The decrease in the Current Quarter as compared to the Prior Quarter is primarily related to the completion of large projects in Texas which were ongoing in the Prior Quarter, slightly offset with increased revenue from projects under construction in California. The decrease in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, combined with the completion of certain large projects in Texas which were ongoing in the Prior Period and a $2.8 million out-of-period decrease in revenue that was recorded in the first quarter of 2015 and was the result of our first quarter review of projects.

Gross Profit

Gross profit decreased $3.4 million for the Current Quarter compared with the Prior Quarter and $18.1 million for the Current Period compared with the Prior Period. Gross margins decreased to 5.1% in the Current Quarter from a margin of 6.4% in the Prior Quarter and decreased to 0.8% in the Current Period from 6.2% in the Prior Period. The decrease in gross margin during the Current Quarter as compared to the Prior Quarter was primarily related to the record rainfall that impacted the Company’s Texas operations in the second quarter. The decrease in gross margin during the Current Period as compared to the Prior Period was attributed to the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, primarily as a result of updated labor rates due to the intense competition for craft labor in Texas, increased costs due to rework of certain project phases caused by defective material purchased from a supplier, unapproved change orders that after negotiations with our customers during the Current Period, are now considered uncollectable, along with unseasonably more rainfall in Texas which caused declines in productivity and unanticipated delays.

At June 30, 2015 and 2014, we had approximately 143 and 119 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $9.6 million during the Current Quarter from $9.5 million in the Prior Quarter and increased $3.2 million to $21.2 million in the Current Period from $18.0 million in the Prior Period. The increase during the Current Period as compared to the Prior Period is primarily the results of certain non-recurring costs of $2.4 million recognized in the first quarter of 2015 related to employee severance costs.

As a percent of revenues, general and administrative expenses increased 0.5% to 5.4% and 1.7% to 7.2% in the Current Quarter and Current Period, respectively, compared with 4.9% and 5.5% in the Prior Quarter and Prior Period, respectively. The increases in general and administrative expenses, as a percentage of revenue, for the Current Quarter is primarily the result of a decline in revenues and the increase for the Current Period is the result of the non-recurring employee severance costs paid in the first quarter of 2015 and the decline in revenue mentioned above.

Income Taxes

Our effective income tax rates for the Current and Prior Quarters were less than 1%. The Company is not expecting a current federal tax liability for 2015. The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards. Therefore, a current tax expense has been recorded for those states for the three and six months ended June 30, 2015. In the Current Quarter and Prior Quarter, the effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The ability to realize deferred tax assets and the need for a valuation allowance is evaluated and assessed quarterly. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth. For the six months ended June 30, 2015, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2014.

Historical Cash Flows

The following tables set forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(3,624)	$(7,477)
Capital expenditures	(3,267)	(7,667)
Proceeds from sales of property and equipment	3,278	4,250
Net (repayment) drawdown on the Credit Facility	(34,601)	10,781
Equipment-based Facility	34,550	-
Restricted cash	(2,950)	-
Distributions to noncontrolling interest owners	(2,451)	(1,190)
Net proceeds from stock issued	-	14,050
Other	558	(338)
Total	$(8,507)	$12,409

	Amount as of
	June 30, 2015	December 31, 2014
Cash and cash equivalents	$14,336	$22,843
Working capital	$31,137	$52,324

Operating Activities

Significant non-cash items included in operating activities include depreciation and amortization expense which was $8.4 million and $9.2 million in the Current Period and Prior Period, respectively. Depreciation expense has decreased from the Prior Period to the Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment.

Besides the net loss and net income in the Current Period and Prior Period, respectively, and the non-cash items discussed above, other significant components of cash flows from operations were:

•

contracts receivable increased by $21.7 million in the Current Period and increased $27.4 million in the Prior Period while the net cash effect of billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings increased cash by $17.4 million in the Current Period and decreased cash by $21.6 million in the Prior Period;

•	receivables from and equity in construction joint ventures increased by $1.7 million and $2.7 million in the Current Period and Prior Period, respectively; the decrease as compared to the Prior Quarter is the result of the slowdown of a large joint venture project that is near completion;
•	accounts payable increased by $9.0 million in the Current Period and increased $28.6 million in the Prior Period; and
•	member’s interest subject to mandatory redemption and undistributed earnings increased by $2.1 million in the Current Period and increased by $2.4 million in the Prior Period as a result of undistributed earnings (losses).

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Period and Prior Period totaled $3.3 million and $6.7 million, respectively. Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $3.3 million and $4.3 million, respectively, with associated net gains for the Current Period and Prior Period of $1.0 million and $0.9 million, respectively. The level of expenditures in the Current Period decreased by $4.4 million from the Prior Period as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased equipment as needed.

Financing Activities

Financing activities in the Current Period consisted of the net repayments on our Prior Credit Facility of $34.6 million and cumulative drawdowns on our equipment-based revolver of $14.6 million and cash received from our equipment-based term loan of $20.0 million both of which were used to fund our operating activities and replace our Prior Credit Facility. During the Current Period, a distribution of $2.5 million was approved to a certain noncontrolling interest member. In the Prior Period, we received $14.0 million from our common stock offering which was used to strengthen our balance sheet. In addition, there was a net drawdown of $10.8 million on our Prior Credit Facility which was primarily used to fund our operating activities. During the Prior Period, a distribution of $1.2 million was approved to a certain noncontrolling interest member.

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

As of June 30, 2015, we had working capital of $31.1 million, a decrease of $21.2 million from December 31, 2014. The decrease in working capital was the result of the following (amounts in thousands):

Net loss	$(17,695)
Depreciation and amortization	8,390
Capital expenditures	(3,267)
Proceeds from sales of property and equipment, net of gain	2,279
Restricted cash used as collateral for letter of credit	(2,950)
Deferred Loan Costs	(4,085)
Distributions to noncontrolling interest owners	(2,451)
Net repayment on the Credit Facility	(34,601)
Borrowings under Equipment-based Facility	34,550
Other	(1,357)
Total decrease in working capital	$(21,187)

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our available credit or equipment-based facilities to finance our capital expenditures and working capital needs.

On May 29, 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its Prior Credit Facility with Comerica. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balance of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At June 30, 2015, the Company had approximately $35.9 million of borrowing base which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized by us to provide ongoing working capital and for other general corporate purposes. At June 30, 2015, we had $14.6 million drawn on the Revolving Loan, $20.0 million Term Loan outstanding and $1.3 million of borrowings available.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ended June 30, 2016; and (ii) an increase of two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following two quarters. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

The Equipment-based Facility is secured by all of the Company's personal property except accounts receivable, including all of its construction equipment, which forms the basis of availability under the Revolving Loan. The Equipment-based Facility is also secured by one-half of the equipment of the Company's 50%-owned affiliates, Road and Highway Builders, LLC and Myers & Sons Construction, L.P. pursuant to a separate security agreement with those entities. If a default occurs, Nations may exercise the Company's rights in the collateral, with all of the rights of a secured party under the Uniform Commercial Code, including, among other things, the right to sell the collateral at public or private sale.

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs which are included in “Other assets, net” in our condensed consolidated balance sheet, which is being amortized over the term of the Equipment-based Facility. In order to extinguish the Prior Credit Facility debt, the Company incurred costs of $0.2 million which is included in the Company’s condensed consolidated statement of operations.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to:

•	Incur liens and encumbrances;
•	Incur further indebtedness;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

Due to this new Equipment-based Facility agreement, the Company’s Letter of Credit, which under our Prior Credit Facility reduced the Company’s borrowing availability, is now collateralized with cash.

Average combined borrowings under the Prior Credit Facility and the Equipment-based Facility for the Current Quarter were $22.5 million and the largest amount of borrowings was under the Equipment-based Facility of $34.6 million from June 5, 2015 through June 30, 2015. Average borrowings under the Prior Credit Facility for the Prior Quarter were $20.1 million, and the largest amount of borrowings under the Prior Credit Facility was $36.8 million on April 21, 2014.

Based on our average borrowings and cash on hand during the Current Period and our forecasted cash needs for the remainder of the year, we believe that we have sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. However, in the event of a substantial cash constraint and if we are unable to secure adequate debt financing or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” in the 2014 Form 10-K for further discussion of liquidity related risks.

The Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. For the second half of 2015, our capital expenditures are anticipated to be less than the prior year’s capital expenditures during this period and we continue to scrutinize our fleet of equipment in order to identify and liquidate underutilized equipment.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time, increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. We believe that the gains and losses on these contracts will tend to offset increases and decreases in the price we pay for diesel fuel and reduce the volatility of such fuel costs in our operations. As of June 30, 2015, we had diesel futures contracts for 20,000 gallons with a fixed price of $2.75 per gallon. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments in 2015. In addition, we intend to retire this program when our last swap contract is settled in August 2015.

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

Off-Balance Sheet Arrangements and Joint Ventures

As discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation−Off-Balance Sheet Arrangements and Joint Ventures” in the 2014 Form 10-K, we participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement.

At June 30, 2015, there was approximately $41 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $13 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2015, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in the 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Prior Credit Facility incurred interest at floating rates. The average borrowings under this facility during the Current Quarter were $16.9 million. As the new Equipment-based Facility does not bear interest at floating rates, we are not subject to an impact on our results from operations from a change interest rate.

We are exposed to market risk from changes in commodity prices. In the normal course of business, we enter into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements. We do not participate in these transactions for trading or speculative purposes. While the use of these arrangements may limit the benefit to us of decreases in the prices of diesel fuel, it also limits the risk of adverse price movements. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments and we intend to retire our hedging program when our last swap contract is settled in August 2015. The following represents the outstanding contracts at June 30, 2015:

		Price Per Gallon			Fair Value of Derivatives at
Beginning	Ending	Range	Weighted Average	Remaining Volume (gallons)	June 30, 2015 (amounts in thousands
July 1, 2015	August 31, 2015	$2.75	$2.75	20,000	$18

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Due to the material weakness in internal control described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2015 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Previously Reported Material Weakness

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

The remediation plan is being administered by the Acting Chief Financial Officer and involves key leaders from across the organization, including the Texas subsidiary’s Chief Financial Officer. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Other than the description of the material weakness in internal control over financial reporting and our efforts to remediate such material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 – 31, 2015	555 (1)	$4.17	-	-

(1)	These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released (in the month of May) from Company-imposed transfer restrictions in order to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchases were made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1.1*	Call Option Agreement, dated as of May 29, 2015, by and among Clinton W. Myers, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc.
10.1.2*	Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc.
31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Kevan M. Blair, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Kevan M. Blair, Chief Financial Officer
95.1*	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	August 10, 2015	By:	/s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date:	August 10, 2015	By:	/s/ Kevan M. Blair
Kevan M. Blair
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended June 30, 2015

Exhibit Index

Exhibit No.	Description

10.1.1*	Call Option Agreement, dated as of May 29, 2015, by and among Clinton W. Myers, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc.

10.1.2*	Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc.

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Kevan M. Blair, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Kevan M. Blair, Chief Financial Officer.

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.