Form 10-Q
period 2015-09-30
STERLING CONSTRUCTION CO INC
filed 2015-11-09
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At October 31, 2015, there were 19,588,170 shares outstanding of the issuer’s common stock, par value $0.01 per share.

1

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,488	$22,843
Contracts receivable, including retainage	99,666	78,896
Costs and estimated earnings in excess of billings on uncompleted contracts	23,287	33,403
Inventories	2,580	7,401
Receivables from and equity in construction joint ventures	11,089	9,153
Other current assets	9,044	5,278
Total current assets	157,154	156,974
Property and equipment, net	74,550	87,098
Goodwill	54,820	54,820
Other assets, net	4,150	7,559
Total assets	$290,674	$306,451
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,502	$66,792
Billings in excess of costs and estimated earnings on uncompleted contracts	33,049	25,649
Current maturities of long-term debt	5,171	965
Income taxes payable	48	1,868
Accrued compensation	12,600	5,169
Other current liabilities	5,222	4,207
Total current liabilities	115,592	104,650
Long-term liabilities:
Long-term debt, net of current maturities	30,509	37,021
Member’s interest subject to mandatory redemption and undistributed earnings	21,778	22,879
Other long-term liabilities	328	753
Total long-term liabilities	52,615	60,653
Commitments and contingencies (Note 7)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	–	–
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 19,627,487 and 18,802,679 shares issued	196	188
Additional paid in capital	206,639	205,697
Retained deficit	(91,376)	(72,098)
Accumulated other comprehensive loss	–	(101)
Total Sterling common stockholders’ equity	115,459	133,686
Noncontrolling interests	7,008	7,462
Total equity	122,467	141,148
Total liabilities and equity	$290,674	$306,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$176,000	$189,275	$471,107	$518,618
Cost of revenues	(161,542)	(180,919)	(454,374)	(489,894)
Gross profit	14,458	8,356	16,733	28,724
General and administrative expenses	(11,119)	(9,326)	(32,320)	(27,316)
Other operating (expense) income, net	(958)	(603)	1,128	(4)
Operating income (loss)	2,381	(1,573)	(14,459)	1,404
Interest income	32	113	464	644
Interest expense	(1,087)	(211)	(2,103)	(766)
Loss on extinguishment of debt	–	–	(240)	–
Income (loss) before income taxes and earnings attributable to noncontrolling interests	1,326	(1,671)	(16,338)	1,282
Income tax benefit (expense)	39	(546)	8	(573)
Net income (loss)	1,365	(2,217)	(16,330)	709
Noncontrolling owners’ interests in earnings of subsidiaries	(1,109)	(1,718)	(2,948)	(3,238)
Net income (loss) attributable to Sterling common stockholders	$256	$(3,935)	$(19,278)	(2,529)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.01	$(0.21)	$(1.00)	(0.14)
Diluted	$0.01	$(0.21)	$(1.00)	(0.14)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	19,627,674	18,809,401	19,269,123	17,814,332
Diluted	19,627,674	18,809,401	19,269,123	17,814,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Sterling common stockholders	$256	$(3,935)	$(19,278)	$(2,529)
Net income attributable to noncontrolling interests included in equity	1,109	1,718	2,948	3,238
Add / (deduct) other comprehensive income, net of tax:
Realized loss (gain) from settlement of derivatives	24	15	107	(15)
Change in the effective portion of unrealized loss in fair market value of derivatives	(6)	(146)	(6)	(175)
Comprehensive income (loss)	$1,383	$(2,348)	$(16,229)	$519

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive (Loss)	Noncon- trolling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance at January 1, 2015	18,803	$188	$205,697	$(72,098)	$(101)	$7,462	$141,148
Net (loss) income	–	–	–	(19,278)	–	2,948	(16,330)
Other comprehensive income	–	–	–	–	101	–	101
Stock-based compensation	921	9	1,310	–	–	–	1,319
Distributions to owners	–	–	–	–	–	(3,402)	(3,402)
Other	(96)	(1)	(368)	–	–	–	(369)
Balance at September 30, 2015	19,628	$196	$206,639	$(91,376)	$–	$7,008	$122,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(19,278)	$(2,529)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries	2,948	3,238
Net (loss) income	(16,330)	709
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,479	13,809
Gain on disposal of property and equipment	(1,205)	(905)
Stock-based compensation expense	1,319	592
Loss on extinguishment of debt	240	–
Changes in operating assets and liabilities:
Contracts receivable	(20,770)	(28,057)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,116	(20,061)
Receivables from and equity in construction joint ventures	(1,936)	(4,503)
Income tax receivable	1,359	650
Other assets	12,780	1,759
Accounts payable	(7,291)	19,497
Billings in excess of costs and estimated earnings on uncompleted contracts	7,400	(3,055)
Accrued compensation and other liabilities	4,230	3,419
Member’s interest subject to mandatory redemption and undistributed earnings	1,101	(1,152)
Net cash provided by (used in) operating activities	3,492	(17,298)
Cash flows from investing activities:
Additions to property and equipment	(7,086)	(11,224)
Proceeds from sale of property and equipment	5,859	4,874
Restricted cash	(4,945)	–
Net cash used in investing activities	(6,172)	(6,350)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	112,848	237,577
Cumulative daily repayments – Credit Facility	(147,450)	(211,242)
Cash received from equipment-based term loan	18,980	–
Cumulative drawdowns – equipment-based revolver	13,100	–
Distributions to noncontrolling interest owners	(3,402)	(1,190)
Net proceeds from stock issued	–	14,078
Deferred loan costs	(1,309)	–
Other	(1,442)	(447)
Net cash (used in) provided by financing activities	(8,675)	38,776
Net (decrease) increase in cash and cash equivalents	(11,355)	15,128
Cash and cash equivalents at beginning of period	22,843	1,872
Cash and cash equivalents at end of period	$11,488	$17,000
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,893	$760
Cash paid during the period for income taxes	$547	$28
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$1,161	$3,180

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

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the 2014 Form 10-K. Certain information and note disclosures prepared in accordance with generally accepted accounting principles (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2015 and the results of operations and cash flows for the periods presented. The December 31, 2014 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations, and the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Reclassification

A reclassification has been made to historical financial data on our condensed consolidated statement of cash flows to conform to our current year presentation.

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

Changes in estimated revenues and gross margin resulted in a net charge of $1.1 million and $12.3 million during the three months and nine months ended September 30, 2015, respectively, included in Operating income (loss), or $(0.06) and $(0.64) per diluted share attributable to Sterling common stockholders, respectively, included in Net income (loss) attributable to Sterling common stockholders. Changes in estimated revenues and gross margin resulted in a net loss of $4.5 million and a net gain of $0.4 million during the three months and nine months ended September 30, 2014, respectively, included in Operating income (loss), or $(0.24) and $0.02 per diluted share attributable to Sterling common stockholders, respectively, included in Net income (loss) attributable to Sterling common stockholders.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, short-term and long-term contracts receivable, derivatives, accounts payable, mortgage and notes payable, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”), a term loan (the “Term Loan”) with Nations, and an earn-out liability related to the acquisition of J. Banicki Construction, Inc. (“JBC”).

The recorded values of cash and cash equivalents, and restricted cash, short-term contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature. The recorded value of long-term contracts receivable was based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximated fair value.

The Company provides credit in the normal course of business, principally to public (government) owners, and performs ongoing credit evaluations, as deemed necessary, but generally does not require collateral to support such receivables.  In an effort to reduce its credit exposure, as well as accelerate its cash flows, in August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. The Company received approximately $7.1 million upon the closing of this transaction and recorded a loss of approximately $1.4 million in “Other operating (expense) income, net.”  As such, we did not have a long-term contract receivable at September 30, 2015. The long-term contract receivable was historically discounted at 4.25% and recorded at fair value. Interest earned related to the long-term contract receivable was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively.

Refer to Note 5 regarding the fair value of derivatives, Note 8 regarding the fair value of an earn-out liability along with the most current amendments, and Note 12 regarding the fair value of the Revolving Loan and the Term Loan. The Company had one mortgage outstanding at December 31, 2014 with a remaining balance of $0.1 million and was fully paid in June 2015. At December 31, 2014, the fair value of the mortgage approximated book value. The Company also has long-term notes payable of $2.5 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%. The fair value of the notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 14 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K).

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

Out-of-Period Adjustment

During the first quarter of 2015, the Company recorded a $2.8 million out-of-period decrease in revenue that affected our results of operations for the nine months ended September 30, 2015. The adjustment was identified during our first quarter review of projects. Management evaluated the effect of the adjustment on the Company’s financial statements based on SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year’s consolidated financial statements.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance, which incorporates the SEC Staff Announcement at the June 18, 2015 EITF meeting and is effective upon announcement, provides clarification related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently accounting for its debt issuance costs for its Term Loan and line-of-credit Revolver Loan in this manner and would only expect a change in presentation of the deferred amounts related to the Term Loan upon adoption as required by ASU 2015-03. See below for the discussion related to ASU 2015-03.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The guidance, which is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, requires an entity to measure in scope inventory at the lower of cost and net realizable value. Early adoption is permitted as of the beginning of an interim or annual reporting period. Although early adoption is permitted, the Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this ASU requires retrospective application to all periods presented. Although early adoption is permitted, the Company expects to adopt this guidance as required and expects a change in the presentation of our consolidated balance sheets and related disclosures. The Company does not expect a material impact to the consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The guidance defines the steps to recognize revenue for entities that have contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities would be permitted to adopt this ASU as early as the original public entity effective date, which was annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption prior to that date would not be permitted.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

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

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheet as of September 30, 2015, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements.  Refer to Note 7 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheet as of September 30, 2015, and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

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

	September 30, 2015	December 31, 2014
Total combined:
Current assets	$18,042	$18,132
Less current liabilities	(50,817)	(49,035)
Net assets	$(32,775)	$(30,903)
Backlog	$35,202	$55,063

Sterling’s noncontrolling interest in backlog	$10,894	$15,889
Sterling’s receivables from and equity in construction joint ventures	$11,089	$9,153

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total combined:
Revenues	$9,458	$7,734	$50,450	$44,959
Income before tax	808	922	5,886	3,047

Sterling’s noncontrolling interest:
Revenues	$3,437	$2,747	$19,986	$18,371
Income before tax	357	453	2,021	1,885

Approximately $11 million of the Company’s backlog at September 30, 2015 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

4.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2015	December 31, 2014

Construction equipment	$116,221	$129,150
Transportation equipment	17,864	18,205
Buildings	10,796	10,777
Office equipment	2,810	2,761
Leasehold improvement	894	878
Construction in progress	1,823	387
Land	4,257	5,530
Water rights	200	200
	154,865	167,888
Less accumulated depreciation	(80,315)	(80,790)
	$74,550	$87,098

Asset Sold - Land

On August 24, 2015, the Company completed the sale of a parcel of land located in Harris County, Texas to Joseph P. Harper, Sr., a former President and Chief Operating Officer of the Company. Proceeds received were approximately $2.4 million. Upon completion of the sale, the Company recognized a gain of approximately $1.4 million included in “Other operating (expense) income, net” on the condensed consolidated statement of operations.

Assets Held for Sale – Construction and Transportation Equipment

The Company intends to sell certain construction and transportation equipment during the next twelve months. At September 30, 2015, the Company’s condensed consolidated balance sheet included assets held for sale with a carrying value of approximately $3.8 million, net of an immaterial impairment charge, which have been reclassified out of “Property and equipment, net,” and into “other current assets.”

5.	Derivative Financial Instruments

From time to time, the Company historically entered into various fixed rate commodity swap contracts in an effort to manage its exposure to price volatility of diesel fuel. Refer to Note 9 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K for further information about our derivative financial instruments.

At September 30, 2015, accumulated other comprehensive income consisted of unrecognized losses of zero, down from $101,000 at December 31, 2014, which represented the unrealized change in fair value of the effective portion of the Company’s commodity contracts, designated as cash flow hedges, as of the balance sheet date. For the nine months ended September 30, 2015 and 2014, the Company recognized a pre-tax net realized cash settlement loss on commodity contracts of $107,000 and gain of $15,000, respectively.

Due to the recent decline in oil and fuel prices, the Company has not entered into any new derivative instruments and we retired our hedging program when the last swap contract was settled in August 2015.

Fair Value

The Company’s swaps were historically valued based on a discounted future cash flow model. The primary input for the model was the forecasted prices for ULSD. The Company’s model was validated by the counterparty’s fair value statements. The swaps were designated as Level 2 within the valuation hierarchy. Refer to Note 1 for a description of the inputs used to value the information shown above.

At September 30, 2015 and December 31, 2014, the Company did not have any derivative assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3 fair value inputs.

6.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense or (benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statements of operations. The income tax (benefit) expense in the accompanying condensed consolidated financial statements consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax (benefit) expense	$(39)	$546	$(8)	$573
Deferred tax expense	–	–	–	–
Total tax (benefit) expense	$(39)	$546	$(8)	$573

The Company is not expecting a current federal tax liability for the year due to a projected taxable loss. The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards. This state tax expense has been offset with a state tax benefit related to a prior year. Therefore, a net current tax benefit has been recorded for those states for the three and nine months ended September 30, 2015.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance has been applied to our net deferred tax assets as of September 30, 2015 and December 31, 2014. Therefore, there has been no change in net deferred taxes for the three and nine months ended September 30, 2015.

The income tax expense or (benefit) differs from the amounts using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands, except for percentages):

	Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%
Tax (benefit) expense at the U.S. federal statutory rate	$(5,718)	35.0%	$449	35.0%
State tax based on income, net of refunds and federal benefits	(398)	2.4	(53)	(4.1)
Taxes on subsidiaries’ earnings allocated to noncontrolling interests owners	(1,326)	8.1	(1,906)	(148.8)
Valuation allowance	7,438	(45.5)	1,529	119.4
Reduction of tax receivable	–	–	524	40.9
Other permanent differences	(4)	–	30	2.4
Income tax (benefit) expense	$(8)	–%	$573	44.8%

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.	Commitments and Contingencies

The Company is required by our insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. Due to our new Equipment-based Facility, as defined in Note 12, we have now cash collateralized the letter of credit, resulting in the cash being designated as restricted. Refer to Note 2 for more information on our restricted cash and Note 12 for more information on our new Equipment-based Facility.

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

The amended agreements resulted in an obligation to purchase Mr. Buenting’s 50% member’s interest that the Company is certain to incur, either because of Mr. Buenting’s permanent disability or death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Member’s interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. The liability consists of the following (amounts in thousands):

	September 30, 2015	December 31, 2014

Member’s interest subject to mandatory redemption	$20,000	$20,000
Accumulated undistributed earnings attributable to this interest	6,892	6,079
Earnings distributed	(5,114)	(3,200)
Total liability	$21,778	$22,879

Due to the amended agreements and the accounting classification, Mr. Buenting’s 50% member’s interest, or undistributed earnings, is included in “Other operating (expense) income, net” on the Company’s condensed consolidated statements of operations. Undistributed earnings attributable to this interest increased $1.5 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, and undistributed earnings increased by $0.5 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014

Balance, beginning of period	$7,462	$4,097
Net income attributable to noncontrolling interest included in equity	2,948	3,238
Distributions to noncontrolling interest owners	(3,402)	(1,190)
Balance, end of period	$7,008	$6,145

The “Noncontrolling owners’ interest in earnings of subsidiaries” for the three and nine months ended September 30, 2015 and 2014, shown in the accompanying condensed consolidated statements of operations, was $1.1 million and $2.9 million, respectively, and $1.7 million and $3.2 million, respectively, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying condensed consolidated balance sheets. There was a distribution of $1.0 million and $3.4 million to certain noncontrolling interest members during the three and nine months ended September 30, 2015 and there were no distributions and distributions of $1.2 million during the three and nine months ended September 30, 2014, respectively.

Noncontrolling Interests’ – Call Options

During the nine months ended September 30, 2015, the Company entered into two agreements, one with RHB and one with Myers, which gives the 50% owners of these entities the option to buy the Company’s 50% interest in these entities for $1.00 should the Company ever become subject to the repossession or disposition of its collateral as defined in the Company’s new debt agreement with Nations or if the Company dissolves or becomes insolvent. Based on these agreements, the Company does not believe that it is likely that the exercise of these options would ever transpire; therefore, there has been no value placed on these options which resulted in no impact to our condensed consolidated financial statements. Refer to Note 12 for more information about the debt agreement with Nations.

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

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above mentioned earn-out agreement in order to reduce the Company’s recorded liability at that time, while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks. The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013. As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increased the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met. The amendment extended the earn-out period through December 31, 2017 and reduced the benchmark EBITDA for 2014 and 2015 to $1.5 million and increased it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017. There was no yearly excess forecasted EBITDA in our calculation at September 30, 2015 of the minimum EBITDA benchmarks for the years 2015 through 2017. The discounted present value of the additional purchase price was estimated to be $0.3 million as of September 30, 2014 which included a revaluation benefit of $0.3 million recorded in interest income on the condensed consolidated statement of operations. The undiscounted earn-out liability as of September 30, 2015 is estimated at zero and could increase by $9.3 million if EBITDA during the earn-out period increases $18.5 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year. Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark. Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price. This liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. As part of recording the present value of this liability, the Company incurs accreted interest expense for the passage of time until the time of settlement. The Company incurred accreted interest expense of zero and $0.3 million for the three months and nine months ended September 30, 2014, respectively. As part of the updated EBITDA forecast, the Company reduced its liability to zero and recorded interest income of $0.3 million in the first quarter of 2015. There has been no change in the value of this liability; therefore, the interest income was zero and $0.3 million for the three and nine months ended September 30, 2015, respectively.

9.	Stockholders’ Equity

Stock-Based Compensation Plan

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors. Refer to Note 16 of the Notes to Consolidated Financial Statements included in the 2014 Form 10-K for further information. The Company recorded stock-based compensation expense of $0.8 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, total unrecognized compensation cost related to unvested common stock awards was $3.0 million. This cost is expected to be recognized over a weighted average period of 2.0 years. There was no unrecognized compensation expense related to stock options at September 30, 2015 and 2014. There were no proceeds received by the Company from the exercise of stock options for the three and nine months ended September 30, 2015 and such proceeds were immaterial for the three and nine months ended September 30, 2014. No stock options were granted in the three or nine months ended September 30, 2015 or 2014. At September 30, 2015, there were 0.8 million shares of common stock covered by outstanding unvested common stock.

On January 1, 2015, the Company launched a long- and short-term incentive program for certain employees. The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met. The stock based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three year period. The service based awards are recorded as usual; however, the awards based on TSR must be valued using a Monte Carlo simulation. Based on the valuation obtained using Monte Carlo simulation and valuation on the service based awards, the Company recorded an expense of $0.1 million and $0.3 million, which was included in the $0.8 million and $1.3 million expense mentioned above, for the three and nine months ended September 30, 2015, respectively.

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

On July 3, 2015, the Company granted our former CFO a discretionary bonus consisting of 106,478 shares of the Company's common stock valued at $0.4 million which was included in the $0.8 million and $1.3 million expense mentioned above for the three and nine months ended September 30, 2015.

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

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$946	$148
Contracts receivable, including retainage	28,758	21,327
Other current assets	8,777	7,656
Total current assets	38,481	29,131
Property and equipment, net	10,444	9,303
Goodwill	1,501	1,501
Total assets	$50,426	$39,935
Liabilities:
Current liabilities:
Accounts payable	$24,179	$15,795
Other current liabilities	11,644	9,000
Total current liabilities	35,823	24,795
Long-term liabilities:
Other long-term liabilities	400	16
Total liabilities	$36,223	$24,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$43,444	$40,159	$134,035	$101,953
Operating income	2,216	3,461	5,885	6,760
Net (loss) income attributable to Sterling common stockholders	(1,108)	1,728	(2,941)	3,376

11.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive unvested stock and stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Sterling common stockholders	$256	$(3,935)	$(19,278)	$(2,529)

Denominator:
Weighted average common shares outstanding — basic	19,628	18,809	19,269	17,814
Shares for dilutive unvested stock and stock options	–	–	–	–
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	19,628	18,809	19,269	17,814
Basic and diluted income (loss) per share attributable to Sterling common stockholders	$0.01	$(0.21)	$(1.00)	$(0.14)

In accordance with the treasury stock method, 0.2 million and 0.4 million shares of unvested common stock and stock options were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015, as the assumed proceeds related to these shares would purchase more shares than the unvested shares outstanding resulting in anti-dilution.

In addition, in accordance with the treasury stock method, 0.1 million and 0.1 million shares of unvested common stock and stock options were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

12.	Debt

On May 29, 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its prior credit facility with Comerica (“Prior Credit Facility”). The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At September 30, 2015, the Company had approximately $34.3 million of borrowing base which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized by the Company to provide ongoing working capital and for other general corporate purposes. At September 30, 2015, the Company had $13.1 million drawn on the Revolving Loan, $19.0 million Term Loan outstanding and $2.2 million of borrowings available.

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

Interest expense was $1.1 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. This increase in interest expense was driven by the increased interest rate on the new Equipment-based Facility agreement, as described above.

Fair Value

The Company’s debt is recorded at the carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Equipment-based Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of September 30, 2015, the carrying values and fair values are as follows (amounts in thousands):

	September 30, 2015
	Carrying Value	Fair Value

Equipment-based revolving loan	$13,100	$–
Equipment-based term loan	18,980	18,980
Total Equipment-based Facility debt	$32,080	$18,980

The Equipment-based revolving loan’s fair value was not practicable to estimate as the timing of cash drawdowns and repayments cannot be determined. The effective interest rate of the Equipment-based revolving loan was 12.17% at September 30, 2015 with a maturity date of May 29, 2019.

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

During the third quarter of 2015, the Company noted that the revenue projections used in our first quarter goodwill impairment assessment were higher than our actual results for the second and third quarters of 2015; therefore, the Company determined that a goodwill impairment triggering event occurred during the third quarter of 2015. As such, we updated our first quarter goodwill impairment assessment with third quarter 2015 information which incorporated the Company’s stock price at September 30, 2015 and reduced the projected revenue used in our discounted cash flow model. The forecasted cash flows took into consideration historical and recent results, backlog and near term projects, recent developments, strategic actions and management’s outlook for the future. The forecast and growth assumptions included, among other things, improved project performance, continuation of a strong base market, and margin improvements driven by incremental margin product opportunities and pursuing work in adjacent markets. Based on this revised testing, there was no goodwill impairment and we passed by an improved margin compared to that of our first quarter’s 2015 assessment margin.

Our third quarter goodwill impairment assessment’s concluded fair value could be negatively impacted if actual future performance falls short of the collective cash flow model assumptions or if our stock price is adversely affected. If based on future assessments, our goodwill is deemed to be impaired; the impairment would result in a charge to earnings which could be material.

14.	Subsequent event

On October 19, 2015, the Company and Richard Buenting executed the Fourth Amended and Restated Operating Agreement (“Fourth Amendment”) which amends, restates and replaces the Third Amended and Restated Operating Agreement in its entirety which was entered into on December 30, 2013. This revised Fourth Amendment consolidates and clarifies certain conflicting provisions in earlier agreements. The Company is still evaluating the impact of the Fourth Amendment. Refer to Note 8 for further information on this member’s interest.

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a leading heavy civil construction company that specializes in building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Arizona, California, Hawaii, and other states in which there are profitable construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems.

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

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended September 30, 2015, “Prior Quarter” refers to the three-month period ended September 30, 2014, “Current Period” refers to the nine-month period ended September 30, 2015, and “Prior Period” refers to the nine-month period ended September 30, 2014.

Financial Results for the Current Quarter and Current Period, Operational Issues and Outlook for 2015 Financial Results

In the Current Quarter and Current Period, we had an operating income (loss) of $2.4 million and $(14.5) million, respectively, income (loss) before income taxes and earnings attributable to noncontrolling interest owners of $1.3 million and $(16.3) million, respectively, net income (loss) attributable to Sterling common stockholders of $0.3 million and $(19.3) million, respectively, and net income (loss) per diluted share attributable to Sterling common stockholders of $0.01 and (1.00), respectively.

Revenues for the Current Quarter and the Current Period decreased 7.0% and 9.2% from the Prior Quarter and Prior Period, respectively. The decrease in the Current Quarter as compared to the Prior Quarter is primarily related to the completion of large projects in Texas which were ongoing in the Prior Quarter, slightly offset with increased revenue from projects under construction in Utah. The decrease in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, combined with the completion of certain large projects in Texas which were ongoing in the Prior Period and a $2.8 million out-of-period decrease in revenue that was recorded in the first quarter of 2015 and was the result of our first quarter review of projects.

Our gross margins increased to 8.2% in the Current Quarter as compared to 4.4% in the Prior Quarter and decreased to 3.6 % in the Current Period as compared to 5.5% in the Prior Period. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily the result of the Prior Quarter’s downward revision of gross profits related to three problem jobs. The decrease in the Current Period as compared to the Prior Period is a result of the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, along with unseasonably more rainfall during the second quarter of 2015, also in Texas, which caused declines in productivity and unanticipated delays.

Our highway and related bridge work is generally funded through federal and state authorizations. In recent years, federal and state legislation related to infrastructure spending has been slow to pass. Funding for federal highway projects primarily originates from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General Fund and certain other funds to maintain the solvency of the Highway Trust Fund, as sources of income remain a challenge. While government spending on highway and related bridge work has not significantly increased in recent years, we have won sufficient work to keep our backlog above $700 million, and total backlog was $718 million at September 30, 2015. In addition to highway and related bridge work, we continually look for projects that diversify our book of projects to obtain higher margins and to thereby relieve the continued pressure on our gross margins from new contract awards from local, state and federal authorities that are typically more competitive.

See “Item 1. Business— Our Markets, Competition and Customers” in the 2014 Form 10-K for a more detailed discussion of our markets and their funding sources.

Results of Operations

Backlog at September 30, 2015

At September 30, 2015, our backlog of construction projects was $718 million, as compared to $764 million at December 31, 2014. Our contracts are typically completed in 12 to 36 months. At September 30, 2015, approximately $112 million was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Backlog includes $11 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Revenues	$176,000	$189,275	(7.0)%	$471,107	$518,618	(9.2)%
Gross profit	$14,458	$8,356	73.0	$16,733	$28,724	(41.7)
General and administrative expenses	(11,119)	(9,326)	19.2	(32,320)	(27,316)	18.3
Other operating (expense) income, net	(958)	(603)	58.9	1,128	(4)	NM
Operating income (loss)	2,381	(1,573)	NM	(14,459)	1,404	NM
Interest income	32	113	(71.7)	464	644	(28.0)
Interest expense	(1,087)	(211)	NM	(2,103)	(766)	NM
Loss on extinguishment of debt	–	–	NM	(240)	–	NM
Income (loss) before taxes and earnings attributable to noncontrolling interests	1,326	(1,671)	NM	(16,338)	1,282	NM
Income tax benefit (expense)	39	(546)	NM	8	(573)	NM
Net income (loss)	1,365	(2,217)	NM	(16,330)	709	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,109)	(1,718)	(35.4)	(2,948)	(3,238)	(9.0)
Net income (loss) attributable to Sterling common stockholders	$256	$(3,935)	NM	$(19,278)	$(2,529)	NM
Gross margin	8.2%	4.4%	86.4	3.6%	5.5%	(34.5)
Operating margin (deficit)	1.4%	(0.8)%	NM	(3.1)%	0.3%	NM

NM – Not meaningful.

	Amount as of
	September 30, 2015	June 30, 2015	December 31, 2014
Contract Backlog, end of period	$718,000	$743,000	$764,000

Revenues

Revenues decreased $13.3 million, or 7.0%, in the Current Quarter compared with the Prior Quarter and decreased $47.5 million, or 9.2%, for the Current Period compared with the Prior Period. The decrease in the Current Quarter as compared to the Prior Quarter is primarily related to the completion of large projects in Texas which were ongoing in the Prior Quarter, slightly offset with increased revenue from projects under construction in Utah. The decrease in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, combined with the completion of certain large projects in Texas which were ongoing in the Prior Period and a $2.8 million out-of-period decrease in revenue that was recorded in the first quarter of 2015 and was the result of our first quarter review of projects.

Gross Profit

Gross profit increased $6.1 million for the Current Quarter compared with the Prior Quarter and decreased $12.0 million for the Current Period compared with the Prior Period. Gross margins increased to 8.2% in the Current Quarter from a margin of 4.4% in the Prior Quarter and decreased to 3.6% in the Current Period from 5.5% in the Prior Period. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily the result of the Prior Quarter’s downward revision of gross profits related to three problem jobs. The decrease in the Current Period as compared to the Prior Period is a result of the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, along with unseasonably more rainfall during second quarter of 2015, also in Texas, which caused declines in productivity and unanticipated delays.

At September 30, 2015 and 2014, we had approximately 133 and 113 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and Administrative Expenses

General and administrative expenses increased $1.8 million to $11.1 million during the Current Quarter from $9.3 million in the Prior Quarter and increased $5.0 million to $32.3 million in the Current Period from $27.3 million in the Prior Period. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of certain non-recurring costs related to consulting and employee severance payments of $1.1 million and $0.5 million, respectively. The increase during the Current Period as compared to the Prior Period is primarily the result of certain non-recurring costs related to consulting and employee severance payments of $1.2 million and $2.9 million, respectively, recognized in the Current Period.

As a percent of revenues, general and administrative expenses increased 1.4% to 6.3% and 1.6% to 6.9% in the Current Quarter and Current Period, respectively, compared with 4.9% and 5.3% in the Prior Quarter and Prior Period, respectively. The increases in general and administrative expenses, as a percentage of revenue, for the Current Quarter and Current Period are primarily the result of the non-recurring consulting and employee severance costs paid in the first quarter of 2015 and the decline in revenue mentioned above. Excluding these non-recurring costs, general and administrative expenses would have been 5.4% and 6.0% for the Current Quarter and the Current Period, respectively.

Income Taxes

Our effective income tax rates for the Current and Prior Quarter were (2.9)% and (32.7)%, respectively. The Company is not expecting a current federal tax liability for 2015. The Company does expect a state tax liability for 2015 in states without sufficient net operating loss carry forwards. Therefore, a current tax expense has been recorded for those states for the three and nine months ended September 30, 2015. Additionally, we have recorded a current tax benefit for the increase in our state tax receivable. In the Current Quarter and Prior Quarter, the effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The ability to realize deferred tax assets and the need for a valuation allowance is evaluated and assessed quarterly. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence or cumulative losses are no longer present, and additional weight may be given to subjective evidence such as our projections for growth. For the nine months ended September 30, 2015, there was no change in management’s assessment of the amount of deferred tax asset considered realizable from the assessment made at December 31, 2014.

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

During the third quarter of 2015, the Company noted that the revenue projections used in our first quarter goodwill impairment assessment were higher than our actual results for the second and third quarters of 2015; therefore, the Company determined that a goodwill impairment triggering event occurred during the third quarter of 2015. As such, we updated our first quarter goodwill impairment assessment with third quarter 2015 information which incorporated the Company’s stock price at September 30, 2015 and reduced the projected revenue used in our discounted cash flow model. The forecasted cash flows took into consideration historical and recent results, backlog and near term projects, recent developments, strategic actions and management’s outlook for the future. The forecast and growth assumptions included, among other things, improved project performance, continuation of a strong base market, and margin improvements driven by incremental margin product opportunities and pursuing work in adjacent markets. Based on this revised testing, there was no goodwill impairment and we passed by an improved margin compared to that of our first quarter’s 2015 assessment margin.

Our third quarter goodwill impairment assessment’s concluded fair value could be negatively impacted if actual future performance falls short of the collective cash flow model assumptions or if our stock price is adversely affected. If based on future assessments, our goodwill is deemed to be impaired; the impairment would result in a charge to earnings which could be material.

Historical Cash Flows

The following tables set forth information about our cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$3,492	$(17,298)
Capital expenditures	(7,086)	(11,224)
Proceeds from sales of property and equipment	5,859	4,874
Net (repayment) drawdown on the Credit Facility	(34,602)	26,335
Equipment-based Facility	32,080	–
Restricted cash	(4,945)	–
Distributions to noncontrolling interest owners	(3,402)	(1,190)
Net proceeds from stock issued	–	14,078
Other	(2,751)	(447)
Total	$(11,355)	$15,128

	Amount as of
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$11,488	$22,843
Working capital	$41,562	$52,324

Operating Activities

Significant non-cash items included in operating activities include depreciation and amortization expense which was $12.5 million and $13.8 million in the Current Period and Prior Period, respectively. Depreciation expense has decreased from the Prior Period to the Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with leased equipment.

Besides the net loss and net income in the Current Period and Prior Period, respectively, and the non-cash items discussed above, other significant components of cash flows from operations were:

•	contracts receivable increased by $20.8 million in the Current Period and increased $28.1 million in the Prior Period while the net cash effect of billings in excess of costs and estimated earnings, and costs and estimated earnings in excess of billings increased cash by $17.5 million in the Current Period and decreased cash by $23.1 million in the Prior Period;
•	other assets decreased $12.8 million in the Current Period and $1.8 million in the Prior Period; the decrease in the Current Period is primarily due to the sale of our long-term contract receivable;
•	accounts payable decreased by $7.3 million in the Current Period and increased $19.5 million in the Prior Period; and
•	member’s interest subject to mandatory redemption and undistributed earnings decreased by $1.1 million in the Current Period and increased by $1.2 million in the Prior Period as a result of undistributed earnings (losses).

Investing Activities

Capital equipment is acquired as needed to support increased levels of production activities and to replace retiring equipment.  Expenditures for the replacement of certain equipment and to expand our construction fleet of equipment for the Current Period and Prior Period totaled $7.1 million and $11.2 million, respectively. Proceeds from the sale of property and equipment for the Current Period and Prior Period totaled $5.9 million and $4.9 million, respectively, with associated net gains for the Current Period and Prior Period of $1.2 million and $0.9 million, respectively. Included in the proceeds and net gains was $2.4 million and $1.4 million, respectively, for the sale of a parcel of land located in Harris County, Texas. The level of expenditures in the Current Period decreased by $4.1 million from the Prior Period as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

Financing Activities

Financing activities in the Current Period consisted of the net repayments on our Prior Credit Facility of $34.6 million and cumulative drawdowns on our equipment-based revolver of $13.1 million and cash received from our equipment-based term loan of $19.0 million, both of which were used to fund our operating activities and replace our Prior Credit Facility. During the Current Period, a distribution of $3.4 million was approved to a noncontrolling interest member. In the Prior Period, we received $14.1 million from our common stock offering which was used to strengthen our balance sheet. In addition, there was a net drawdown of $26.3 million on our Prior Credit Facility which was primarily used to fund our operating activities. During the Prior Period, a distribution of $1.2 million was approved to a noncontrolling interest member.

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

At September 30, 2015, we had working capital of $41.6 million, a decrease of $10.8 million from December 31, 2014. The decrease in working capital was the result of the following (amounts in thousands):

Net loss	$(16,330)
Depreciation and amortization	12,479
Capital expenditures	(7,086)
Proceeds from sales of property and equipment, net of gain	4,654
Restricted cash	(4,945)
Current portion of long-term debt – equipment-based term loan	(4,085)
Distributions to noncontrolling interest owners	(3,402)
Net repayment on the Prior Credit Facility	(34,602)
Borrowings under Equipment-based Facility	32,080
Prepaid expenses and other assets	12,780
Other	(2,305)
Total decrease in working capital	$(10,762)

In addition to our available cash and cash equivalents and cash provided by operations, from time to time we use borrowings under our available credit or equipment-based facilities to finance our capital expenditures and working capital needs.

On May 29, 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced the Company’s Prior Credit Facility with Comerica. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At September 30, 2015, the Company had approximately $34.3 million of borrowing base which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized by us to provide ongoing working capital and for other general corporate purposes. At September 30, 2015, we had the $19.0 million outstanding on the Term Loan, $13.1 million drawn on the Revolving Loan, and $2.2 million of borrowings available.

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

Average combined borrowings under the Equipment-based Facility for the Current Quarter were $33.4 million and the largest amount of borrowings was under the Equipment-based Facility of $34.2 million from July 1, 2015 through July 31, 2015. Average borrowings under the Prior Credit Facility for the Prior Quarter were $11.4 million, and the largest amount of borrowings under the Prior Credit Facility was $36.8 million on April 21, 2014.

Interest expense was $1.1 million and $2.1 million in the Current Quarter and Current Period, respectively, compared to $0.2 million and $0.8 million in the Prior Quarter and Prior Period, respectively. This increase in interest expense in the Current Quarter and Current Period was driven by the increased interest rate on the new Equipment-based Facility agreement, as described above.

Based on our average borrowings and cash on hand during the Current Period and our forecasted cash needs for the remainder of the year, we believe that we have sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. However, in the event of a substantial cash constraint and were unable to secure adequate debt financing, or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” in the 2014 Form 10-K for further discussion of liquidity related risks.

The Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. During the third quarter of 2015, we scrutinized our fleet of equipment in order to identify underutilized and non-core assets. We identified $3.8 million of underutilized and non-core assets that we intend to sell within the next twelve months. We expect to use the proceeds from the sale of these assets to reduce a portion of our debt and for other working capital needs.

Inflation

Inflation generally has not had a material impact on our financial results; however, from time to time, increases in oil, fuel and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we historically engaged in a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. Due to the decline in oil and fuel prices, we have not entered into any new derivative instruments in 2015. In addition, we retired this program when our last swap contract was settled in August 2015.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and subcontracts do not contain quantity guarantees, and we have no obligation to the suppliers or subcontractors for materials and services beyond those required to complete the contracts with our customers. There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or through project re-engineering.

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

At September 30, 2015, there was approximately $35 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $11 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2015, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in the 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Prior Credit Facility incurred interest at floating rates. There were no borrowings under this facility during the Current Quarter. As the new Equipment-based Facility does not bear interest at floating rates, we are not subject to an impact on our results from operations from a change interest rate. However, our interest rate could increase by 2% based on our fixed charge coverage ratio as noted above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.

We are exposed to market risk from changes in commodity prices. In the normal course of business, we historically entered into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements. We did not participate in these transactions for trading or speculative purposes. While the use of these arrangements may have limited the benefit to us of decreases in the prices of diesel fuel, it also limited the risk of adverse price movements. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments and we retired our hedging program when our last swap contract was settled in August 2015. As such, there are no outstanding contracts at September 30, 2015:

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Due to the material weakness in internal control described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and the material weakness identified during our preparation of the third quarter 2015 financial statements as described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2015 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Reported Material Weakness

As of September 30, 2015, management identified a material weakness in internal controls over financial reporting. Specifically, the Company did not adequately review and challenge the inputs to their valuation model, including giving sufficient consideration to current experience which differed from historical assumptions. This control deficiency could have resulted in a material adjustment to goodwill and related disclosures in the condensed consolidated financial statements for the quarter ended September 30, 2015. Unless remediated, this control deficiency could result in a material misstatement of the Company’s condensed consolidated financial statements that would not be prevented or detected.

In response to the material weakness identified above, management completed the following action plan prior to filing the September 30, 2015 Form 10-Q:

•	Formed a new team which included and received input from the Company’s senior operational and financial management, and its outside advisors including the Company’s recently announced new Chief Financial Officer to review and challenge the various inputs to the revised valuation model. These inputs included, among other things, historical actual results versus forecasted data, recent performance, backlog, and near term projects, recent developments, strategic actions and management’s outlook for the future. The forecast and growth assumptions included, among other things, improved project performance, continuation of a strong base market, and margin improvements driven by incremental margin product opportunities and pursuing work in adjacent markets.

The Company’s management believes that this additional and enhanced procedure and internal control is appropriate. Additionally, this additional action and control will be included as an integral component of the company’s future periodic impairment analysis.

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

In order to remediate the material weakness in internal control over financial reporting, we continue to execute a plan which includes, among other things, the following actions:

•	Personnel changes at our Texas subsidiary are being made to ensure an adequate number of competent project managers are on staff to increase the precision of monthly project reviews.
•	New procedures are being put in place to provide a more detailed evaluation of the work-in-progress report for all on-going projects.

These remediation plans are being administered by the Chief Financial Officer and involves key leaders from across the organization. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Other than the description of the material weaknesses in internal control over financial reporting and our efforts to remediate such material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	44,310 (1)	$4.15	–	–

(1)	These shares were repurchased from an employee holding shares of the Company's common stock that had been awarded to him by the Company and that were released (in the month of July) from Company-imposed transfer restrictions. The repurchase was to enable the employee to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employee pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

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

STERLING CONSTRUCTION COMPANY, INC.

Date:	November 9, 2015	By:	/s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Kevan M. Blair
Kevan M. Blair
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended September 30, 2015

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

