Form 10-Q/A
period 2015-09-30
STERLING CONSTRUCTION CO INC
filed 2015-11-16
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A (Amendment No. 1) (Mark one)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 9, 2015 (“the Original Filing”). The Company is filing this Amendment solely for the purpose of correcting typographical errors in Item 1. Financial Statements, in Note 10 to the condensed consolidated financial statements. The corrections eliminated the parenthesis around $1,108 and $2,941 for the three and nine months ended September 30, 2015, respectively, in the caption “Net (loss) income attributable to Sterling common stockholders,” and also removed the word “(loss)” in the caption.

This Amendment is presented as of the filing date of the Original Filing. Other than as set forth above, this Amendment does not modify or update disclosures in the Original Filing and does not reflect events that may have occurred after that date.

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

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

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$946	$148
Contracts receivable, including retainage	28,758	21,327
Other current assets	8,777	7,656
Total current assets	38,481	29,131
Property and equipment, net	10,444	9,303
Goodwill	1,501	1,501
Total assets	$50,426	$39,935
Liabilities:
Current liabilities:
Accounts payable	$24,179	$15,795
Other current liabilities	11,644	9,000
Total current liabilities	35,823	24,795
Long-term liabilities:
Other long-term liabilities	400	16
Total liabilities	$36,223	$24,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$43,444	$40,159	$134,035	$101,953
Operating income	2,216	3,461	5,885	6,760
Net income attributable to Sterling common stockholders	1,108	1,728	2,941	3,376

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

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	November 16, 2015	By:	/s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date:	November 16, 2015	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended September 30, 2015

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith.