Form 10-K
period 2015-12-31
STERLING CONSTRUCTION CO INC
filed 2016-03-14
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2015
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________to ________________________________
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

[√] ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [√ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [√]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2015: $74,202,960.
At March 4, 2016, the registrant had 19,773,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Sterling is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems.

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

Recent Developments.

Financial Results for 2015, Operational Issues and Outlook for 2016 Financial Results.

In 2015, the Company had an operating loss of $14.4 million and net loss attributable to Sterling common stockholders of $20.4 million. Our gross margins have decreased to 4.6% in 2015 from 4.8% in 2014 and increased from (5.4)% in 2013. In 2015, particularly in the first quarter, our gross margins were adversely impacted by downward revisions to estimated profitability on projects primarily awarded in Texas. These downward revisions were primarily related to projects which are now substantially complete.

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

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, we continue to implement the following to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen our internal control environment:

•	We continue to change roles and responsibilities to improve functional support and controls when needed.
•	We continue to hire senior management with expertise and experience in the construction industry.
•	We continue to develop management tools designed to improve the estimating process and increase the oversight of that process where needed and continue to refine existing tools.
4

•	We continue to implement processes designed to better identify, evaluate and quantify risks for individual projects where needed and continue to refine existing processes.
•	We continue to improve the methodologies for allocating overhead, indirect costs and equipment costs to individual projects in order to provide more accurate job costs and future bidding estimates.
•	We continue to improve the timeliness and content of reporting available to operations management.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors which have adversely affected our ability to secure construction projects at favorable margins. Our highway and related bridge work is generally funded through federal and state authorizations. In recent years, federal and state legislation related to infrastructure spending has been slow to pass. Funding for federal highway projects primarily originate from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General fund and certain other funds to maintain the solvency of the fund as finding sources of income have historically been challenging. In the later part of 2015, this trend improved as we saw the passage of federal, and several state, infrastructure funding plans. Refer to the section below entitled, “Our Markets and Customers,” for additional information on the federal and state funding initiatives in our markets. Our backlog has remained essentially flat: $764 million at December 31, 2014 to $761 million at December 31, 2015, representing sufficient work to be bid on within our markets with acceptable gross margins. Additionally, we experienced an increase in low bid awards that are not officially awarded as contracts (“Unsigned Low-bid Awards”), which were $197 million at the end of 2015 compared to $24 million at the end of 2014. We expect substantially all of the $197 million of Unsigned Low-bid Awards to be signed and included in backlog in the first quarter of 2016. In addition to highway and related bridge work, we continually look for projects that diversify our book of projects to relieve the continued pressure on our gross margins related to new contract awards from local, state and federal authorities.

Our Markets and Customers.

Currently, all of our operations, which resulted in $624 million of revenues in 2015, are performed under our heavy civil construction segment and within the United States (“U.S.”). As such, we rely heavily on federal and state infrastructure spending. Within the U.S., our principal markets are Texas, California, Utah, Nevada, Colorado, Arizona and Hawaii. Within our principal markets, our core customers are the departments of transportation in various states (“DOTs”), regional transit authorities, airport authorities, port authorities, water authorities and railroads. Refer to Note 16 to the consolidated financial statements (references to “Note” or “Notes” refer to the Notes to the consolidated financial statements for the year ended December 31, 2015, included in this document), for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.

The U.S. transportation construction market is forecasted to grow from $200.5 billion in 2015 to $208.3 billion in 2016. This increase is largely driven by the federal “Fixing Americas Surface Transportation Act” (“Fast Act”). The Fast Act is the first law enacted in over ten years that provides long-term funding for transportation, meaning states can move forward with critical projects with confidence as they will now have a Federal partner over the long term. During this period, spending on highways, streets and related work is forecasted to grow from $55.9 billion to $58.1 billion; bridges and tunnels will grow from $33.3 billion to $34.6 billion; airports and runways are forecasted to grow from $12.9 billion to $14.3 billion; ports and waterways will remain flat at $2.3 billion; and rail/light rail will decline slightly from $21.3 billion to $21.1 billion. In addition to the Fast Act, Texas has passed two constitutional amendments (Proposition 1 and Proposition 7) that will increase its transportation spend by $4.0 to $4.5 billion annually. Utah has passed a gas tax increase of five cents/gallon in 2016 with an additional one cent per gallon increase over the next four years. This represents a 20% increase and is expected to generate $75 to $85 million in additional spending per year.

Competition.

Our competition ranges from small local contractors to large international construction companies. We traditionally try to position ourselves to bid on work that is too large for the small local contractors yet too small for the large international construction companies. However, if market conditions became less favorable, we tend to see migration from both the small local contractors and large international players into our bids. This in return reduces both revenue growth and margins.

Seasonality.

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees.

Backlog.

Backlog is the revenue we expect to earn in future periods on our construction projects. However, Unsigned Low-bid Awards are excluded from backlog until the contract is executed by our customer. As the construction on our projects progresses, we increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2015, our backlog was $761 million and our Unsigned Low-bid Awards were $197 million.

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

Design-build is sometimes used by public entities as a method of project delivery. Unlike traditional projects where the owner first hires a design firm or designs a project itself and then puts the project out to bid for construction, design-build projects provide the owner with a single point of responsibility and a single contact for both final design and construction. The owner selects a builder who hires the design team as required and construction typically starts before the design is complete. This project delivery method is typically undertaken through either fixed unit price contracts or lump sum contracts, and price is not the only determining factor used by the owner when selecting a particular contractor.

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

As a normal part of the construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Government and Environmental Regulations.

Our operations are subject to compliance with numerous regulatory requirements of federal, state and local agencies and authorities, including regulations concerning safety, wage and hour, and other labor issues, immigration controls, vehicle and equipment operations and other aspects of our business. For example, our construction operations are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws directed toward the protection of employees. In addition, most of our construction contracts are entered into with public authorities, and these contracts frequently impose additional governmental requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses.

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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Employees.

As of December 31, 2015, the Company had approximately 1,565 employees, including 1,269 field personnel. Of our 1,269 field employees, 326 were union members in Nevada, Arizona, California and Hawaii, and these union employees are represented by 14 unions.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as a result of construction projects being completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations. However, we continue to face intense competition for experienced workers in all our markets.

We focus on our safety processes which have allowed us to maintain a high level of safety at our worksites.  All employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment.  Our project managers and superintendents work closely with the Safety Department to ensure safety is planned into all of our operations before they begin.  Daily, the Foremen are required to conduct safety briefings and stretch with employees.  Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior.

Access to Company’s Filings.

The Company maintains a website at www.strlco.com on which our latest Annual Report on Form 10-K, recent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge; some directly on the website and others through a link to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s Code of Business Conduct & Ethics, the charters of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee of the Board of Directors and information on the Company’s “whistle-blower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this Report by this reference to it.

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

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid or contract;
•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;
•	delays caused by weather conditions;
•	contract or project modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;
•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;
•	availability and skill level of workers in the geographic location of a project;
•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;
•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners, customers or our own personnel;
•	mechanical problems with our machinery or equipment;
•	citations issued by any governmental authority, including OSHA;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations;
•	delays in quickly identifying and taking measures to address issues which arise during production; and
•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part.

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

Our revenue has fluctuated in recent years, in part through market conditions and, in 2007, 2009 and 2011, acquisitions that expanded our geographical footprint. We may be unable to grow our revenues for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses. See “Recent Developments ― Financial Results for 2015, Operational Issues and Outlook for 2016 Financial Results” above for further discussion of the impact on our financial results.

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

See “Business−Our Markets and Customers” above for a more detailed discussion of our markets and their funding sources.

We operate in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and to a lesser extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. The stagnant or depressed economy, to varying degrees, in Texas, Utah, Nevada, Colorado, Arizona, California and Hawaii have adversely affected, and could continue to adversely effect, our business and results of operations.

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

We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts, except in Utah and Nevada where we source and produce some of the aggregates we use from quarries in which we have mining rights. We do not own or operate any quarries in Texas, Arizona, California, or Hawaii. We normally do not bid on contracts unless we have commitments from suppliers for the materials and subcontractors for certain of the services required to complete the contract and at prices that we have included in our bid, except for some construction projects in Utah and Nevada where we use aggregates from quarries in which we have mining rights. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and subcontractors for certain of the services, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials/services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

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

We may not accurately assess the quality, and we may not accurately estimate the quantity, availability and cost, of aggregates we plan to produce, particularly for projects in rural areas, which could have a material adverse effect on our results of operations.

Particularly for projects in rural areas, we typically estimate the quality, quantity, availability and cost for anticipated aggregate sources that we have not previously used to produce aggregates, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. As a result, our failure to accurately assess the quality, quantity, availability and cost of aggregates could cause us to incur losses, which could materially adversely affect our results of operations.

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

In Nevada, Arizona, California and Hawaii, a substantial number of our equipment operators and laborers are unionized. Any work stoppage or other labor dispute involving our unionized workforce, or inability to renew contracts with the unions, could have a material adverse effect on our operations and operating results.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2015, approximately 13.5% of our revenue was generated from Texas Department of Transportation (“TXDOT”) and approximately 15.5% was generated by the California Department of Transportation (“Caltrans”). Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Examples of this are TXDOT, Caltrans and Nevada Department of Transportation which comprised 25.7%, 14.1% and 11.4% of our backlog at December 31, 2015, respectively. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

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

Our aggregate quarry leases in Utah and Nevada could subject us to costs and liabilities. As lessee and operator of the quarries, we could be held responsible for any contamination or regulatory violations resulting from activities or operations at the quarries. Any such costs and liabilities could be significant and could materially and adversely affect our business, operating results and financial condition.

Force majeure events, such as terrorist attacks or natural disasters, have impacted, and could continue to negatively impact, the U.S. economy and the markets in which we operate.

Force majeure events, such as terrorist attacks or natural disasters, have contributed to economic instability in the United States in the past, and further acts of terrorism, violence, war, or natural disasters could affect the markets in which we operate, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These force majeure events may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

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

Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as conditions in our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us. We have pledged the proceeds and other rights under our construction contracts to our bond surety, and we have pledged substantially all of our other assets as collateral in connection with our equipment-based credit facility. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our equipment-based credit facility, we must obtain the consent of our lenders to incur any amount of additional debt from other sources (subject to certain exceptions). If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We are subject to certain covenants under our equipment-based credit facility that could limit our flexibility in managing our business.

We have an equipment-based credit facility that restricts us from engaging in certain activities, including our ability (subject to certain exceptions) to:

•	incur liens or encumbrances;
•	incur further indebtedness;
17

•	dispose of a material portion of assets or merge with a third party;
•	make acquisitions; and
•	make investments in securities.

Our credit facility bears interest at an initial annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarterly period ended June 30, 2016; and (ii) an increase of up to two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following four quarters. To the extent that the fixed charge ratio calculation described above results in an interest rate increase, the increase in interest expense could have a material adverse effect on our business operations, financial performance and financial condition.

We are subject to a limitation on the amount that we can borrow under our equipment-based credit facility based on the value of our collateralized equipment.

Our equipment-based credit facility is secured by all of the Company’s personal property except accounts receivable, including all of its construction equipment, which forms the basis of our borrowing capacity under our credit facility. This facility is also secured by one-half of the equipment of the Company’s 50%-owned affiliates. The sum of the amount borrowed may not exceed the lesser of $40 million or 65% of the appraised value of the collateral pledged for the facility. At December 31, 2015, the Company had approximately $29.6 million of borrowing base which was the result of calculating 65% of the appraised value of the Company’s collateral. Based on market conditions, which includes the amount of construction work available and the demand for construction equipment, the appraised value of our equipment may be subject to fluctuating values. If these market conditions are unfavorable, we may see a decline in our borrowing availability that could result in liquidity constraints, which could materially and adversely affect our business, results of operations and financial condition.

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

We had $54.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2015. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual test of our goodwill to determine if it has become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill may be substantial. If we were required to write down all or a significant part of our goodwill in future periods our net earnings and equity could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in The Woodlands, Texas, in 12,340 square feet of office space leased with a seven year term. Our executive, finance and accounting offices are located at this facility. We also have an office located in Lafayette, Colorado where we lease a small office for our information technology professionals.

Our TSC office building is located in Houston, Texas, which houses TSC’s executive management, project management and finance and accounting offices. The building is located on a seven-acre parcel of land on which the TSC Houston division’s equipment repair center is also located. We also own land, have repair facilities and have constructed offices in San Antonio and Dallas.

Our Utah operations leases office space in Draper, Utah, near Salt Lake City, and also repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW. Refer to Note 17 to the consolidated financial statements for additional information regarding related party transactions.

Our Nevada operations lease office space in Sparks, Nevada, and we own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at four quarry sites in Nevada. In Nevada, we generally source and produce our own aggregates, either from our own quarries or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

Our Arizona, California and Hawaii operations lease office space in Tempe, Sacramento and Honolulu, respectively. We have also constructed a repair facility in Sacramento, California.

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

(At March 14, 2016)

The following is a list of the Company's three executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Paul J. Varello	72	Chief Executive Officer	2015
Con L. Wadsworth	55	Executive Vice President & Chief Operating Officer	2016
Ronald A. Ballschmiede	60	Executive Vice President & Chief Financial Officer, Treasurer, Chief Accounting Officer	2015
Roger M. Barzun	74	Senior Vice President & General Counsel, Secretary	2006

Each executive officer is elected by the Board of Directors and, subject to the terms of any employment agreement he may have with the Company, holds office for such term as the Board of Directors may prescribe, or until his death, disqualification, resignation or removal.

Mr. Varello, who has been a director of the Company since January 2014, was elected Chief Executive Officer on February 1, 2015, initially in an interim capacity. Mr. Varello is the Founder and President of Commonwealth Projects, LLC, a project development company specializing in developing LNG projects in the Caribbean Basin and Bermuda. He is the former Founder and Chairman of Commonwealth Engineering & Construction, LLC (CEC), an engineering and construction management company specializing in the design and construction of major capital projects for the oil & gas, refining, alternative fuels, power, and related energy industries, which he sold in 2014. Prior to founding CEC in May 2003, Mr. Varello was Senior Partner of Varello & Associates, a company that provided technical assessments, economic evaluations, estimates and constructability reviews to project lenders, plant operators and engineering companies from September 2001 to May 2003. From May 1990 to September 2001, Mr. Varello was Chairman of the Board and Chief Executive Officer of American Ref-Fuel Company of Houston, Texas. The company was formed as a joint venture of two publicly-traded companies to develop, own and operate plants that convert solid municipal waste into energy. For the eighteen years prior to 1990, Mr. Varello was with Fluor Corporation, a Fortune 500 company that provides engineering, procurement, construction, maintenance, and project management services to a wide range of global clients. Mr. Varello started with Fluor as a project construction manager and rose to President of the Process Sector. Mr. Varello is a Registered Professional Engineer in California, Texas and Louisiana, and holds a Bachelor of Civil Engineering from Villanova University. He is also a graduate of Harvard Business School's Advanced Management Program.

Mr. Wadsworth has been at Ralph L. Wadsworth Construction Company, LLC (RLW) since 1976 serving in various capacities.  The Company acquired 80% of RLW in 2009 and the remaining 20% in 2012.  In 2009, Mr. Wadsworth was General manager of RLW and in August 2011 he was elected President, reporting to RLW's Chief Executive Officer, his brother, Kip Wadsworth.  With the retirement of Kip Wadsworth as Chief Executive Officer in January 2014, the CEO title was eliminated, and Mr. Wadsworth as President became the chief executive of RLW.  While he remained President of RLW, Mr. Wadsworth served as a Senior Vice President of the Company from June 2014 to mid—February 2015 when he voluntarily gave up that position.  Mr. Wadsworth was elected Executive Vice President & Chief Operating Officer of the Company on March 10, 2016.

Mr. Ballschmiede, was elected to his current position on November 9, 2015. From June 2006 until his retirement in March 2015, Mr. Ballschmiede was Executive Vice President & Chief Financial Officer of Chicago Bridge & Iron Company N.V. (CB&I). Based in The Hague, Netherlands, CB&I is a leading engineering, procurement and construction contractor with approximately $13 billion in sales and 54,000 employees. Prior to that, from July 2002 to June 2006 he was a partner of Deloitte & Touche LLP, and from June 1977 to July 2002, he was at Arthur Andersen LLP where he became a partner in 1989. Mr. Ballschmiede joined the Board of Directors of SemGroup Corporation of Tulsa, Oklahoma in November 2009, and served as Chairman of its Audit Committee from November 2009 to May, 2015. In addition to continuing to serve on its Audit Committee, since May 2015, Mr. Ballschmiede has served as Chairman of its Nominating and Governance Committee. SemGroup is a New York Stock Exchange company that moves energy through a network of pipelines, terminals and storage tanks, primarily for independent oil and natural gas producers in the United States, Canada, Mexico, and the United Kingdom. Mr. Ballschmiede holds a B.S. in Accounting from Northern Illinois University and is a Certified Public Accountant.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other companies from time to time on a part-time basis. He is a member of the bar of New York and Massachusetts.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”). The table below shows the market high and low closing sales prices of the common stock for 2014 and 2015 by quarter.

	High	Low
Year Ended December 31, 2014
First Quarter	$11.63	$8.67
Second Quarter	9.60	6.78
Third Quarter	9.88	7.46
Fourth Quarter	9.15	5.67
Year Ended December 31, 2015
First Quarter	$6.41	$2.41
Second Quarter	4.80	3.26
Third Quarter	5.50	3.72
Fourth Quarter	6.40	3.87

On February 29, 2016, there were 863 holders of record of our common stock.

Dividend Policy.

We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends. Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company’s equipment-based credit facility), business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information.

Certain information about the Company's equity compensation plans is incorporated into Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company's proxy statement for its 2016 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2010 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2010 ($)	December 2011 ($)	December 2012 ($)	December 2013 ($)	December 2014 ($)	December 2015 ($)
Sterling Construction Company, Inc.	100.00	82.59	76.23	89.95	49.00	46.63
Dow Jones US Total Return Index	100.00	101.34	117.89	156.76	177.06	178.18
Dow Jones US Heavy Construction Index	100.00	82.45	100.11	131.42	97.88	86.60

Issuer Purchases of Equity Securities.

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. There were no repurchases of shares during the three months ended December 31, 2015.

Item 6. Selected Financial Data.

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.” Amounts are in thousands, except per share data:

	Years ended December 31,
	2015	2014	2013	2012	2011
Revenues	$623,595	$672,230	$556,236	$630,507	$501,156
(Loss) income before income taxes and earnings attributable to noncontrolling interests	$(17,179)	$(4,593)	$(68,804)	$17,133	$(51,716)
Income tax (expense) benefit	(7)	(632)	(1,222)	579	17,012
Net (loss) income	(17,186)	(5,225)	(70,026)	17,712	(34,704)
Noncontrolling owners’ interests in earnings of subsidiaries	(3,216)	(4,556)	(3,903)	(18,009)	(1,196)
Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	$(73,929)	$(297)	$(35,900)

Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(2.02)	$(0.54)	$(4.91)	$(0.26)	$(2.24)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	19,375	18,063	16,635	16,421	16,396
Cash dividends declared	$--	$--	$--	$--	$--
Balance sheet:
Total assets	$267,284	$306,451	$273,018	$331,510	$303,831
Long-term debt	$16,107	$37,021	$8,331	$24,201	$263
Equity attributable to Sterling common stockholders	$95,845	$133,686	$128,893	$210,148	$213,311
Book value per share of outstanding common stock attributable to Sterling common stockholders	$4.85	$7.11	$7.74	$12.74	$13.07
Shares outstanding	19,753	18,803	16,658	16,495	16,321

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

We are a company that operates in one segment, heavy civil construction, through our subsidiaries, and which specializes in the building and reconstruction of transportation and water infrastructure in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are profitable construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems. We have strategically expanded our operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.

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

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-lived assets (including goodwill), and income taxes. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

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

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined. To support these requirements, the existence of the following items must be satisfied: 1. The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; 2. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; 3. Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and 4. The evidence supporting the claim is objective and verifiable, not based on management’s feel for the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant. Results for 2015, 2014 and 2013 were adversely affected by revisions to estimated profitability on a number of construction projects. See “Recent Developments ― Financial Results for 2015, Operational Issues and Outlook for 2016 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014” for further discussion of the impact on our financial results.

Contracts Receivable, Including Retainage.

Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2015 and 2014, contracts receivable included $19.8 million and $16.4 million of retainage, respectively, which is being contractually withheld by customers until completion of the contracts.

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. At December 2015 and 2014, there was zero and $5.0 million recorded, respectively. We considered the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality.

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

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was minimal bad debt expense recorded in 2015 and no bad debt expense recoded in 2014. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating (expense) income, net.” During 2014, we recovered $1.0 million of this $1.8 million.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that substantially all of contracts receivable at December 31, 2015 are fully collectible, and accordingly, an immaterial allowance for doubtful accounts against contracts receivable was recorded.

Valuation of Long-Lived Assets and Goodwill.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the year ended December 31, 2015, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets. For the year ended December 31, 2014, there was no impairment of our long-lived assets.

Goodwill must be tested for impairment at least annually, and we performed our most recent annual impairment test of historical goodwill on October 1, 2015. Based on our one reporting unit, our test indicated there was no impairment of goodwill. See “Segment Reporting” below for further information regarding the determination of our reporting unit. Note 8 to the consolidated financial statements discusses the two valuation approaches used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment. These valuation approaches are impacted by a number of factors but the key factors are the Company’s stock price, the estimated control premium and our estimated forecast of future cash flows. The valuation approaches contain uncertainty regarding the estimates used. One of the largest uncertainties relates to local, state and government spending which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows. These are discussed in a number of places including “Item 1A. Risk Factors.” We determined that the fair value of the Company’s equity was approximately 21% and 13% above the carrying value of the Company’s equity at December 31, 2015 and 2014, respectively. At December 31, 2015, we had goodwill with a remaining carrying amount of approximately $54.8 million.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance.

Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate. On the basis of our evaluations, at December 31, 2015 and 2014, a full valuation allowance was recorded on our net deferred tax assets and we had no material uncertain tax positions.

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

In addition, the Company noted that even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment because our local offices all have similar economic characteristics and are similar in all of the following areas:

•	The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, airfields, ports, light rail and water, waste water and storm drainage systems.
•	The nature of the production processes — our heavy civil construction services rendered in the construction process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.
•	The type or class of customer for products and services — substantially all of our customers are state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.
•	The methods used to distribute products or provide services — the heavy civil construction services rendered on our projects are performed primarily with our own field work crews (laborers, equipment operators and supervisors) and equipment (backhoes, loaders, dozers, graders, cranes, pug mills, crushers, and concrete and asphalt plants).
•	The nature of the regulatory environment — we perform substantially all of our projects for federal, state and municipal governmental agencies, and all of the projects that we perform are subject to substantially similar regulation under U.S. and state department of transportation rules, including prevailing wage and hour laws; codes established by the federal government and municipalities regarding water and waste water systems installation; and laws and regulations relating to workplace safety and worker health of the U.S. Occupational Safety and Health Administration and to the employment of immigrants of the U.S. Department of Homeland Security.

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

Results of Operations.

Backlog at December 31, 2015.

At December 31, 2015, our backlog of construction projects was $761 million, as compared to $764 million at December 31, 2014. Our contracts are typically completed in 12 to 36 months. At December 31, 2015 and 2014, there was approximately $197 million and $24 million, respectively, excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Backlog includes $12 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

We expect that our markets will continue to improve, driven by the conditions discussed in “Item 1. Business.” Furthermore, we believe that the Company is well-established in our particular markets and has management depth and experience which gives us the ability to perform a broad range of work that will allow us to succeed in current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Item 1. Business — Our Markets and Customers” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014

	2015	2014	% Change
	(Dollar amounts in thousands)
Revenues	$623,595	$672,230	(7.2)%
Gross profit	$28,953	$32,421	(10.7)
General and administrative expenses	(41,880)	(36,897)	13.5
Other operating (expense) income, net	(1,460)	252	NM
Operating loss	(14,387)	(4,224)	NM
Interest income	460	754	(39.0)
Interest expense	(3,012)	(1,123)	NM
Loss on extinguishment of debt	(240)	--	NM
Loss before income taxes and earnings attributable to noncontrolling interests	(17,179)	(4,593)	NM
Income tax expense	(7)	(632)	(98.9)
Net loss	(17,186)	(5,225)	NM
Noncontrolling owners’ interests in earnings of subsidiaries	(3,216)	(4,556)	(29.4)

Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	NM
Gross margin	4.6%	4.8%	(4.2)
Operating margin (deficit)	(2.3)%	(0.6)%	NM
Contract backlog, end of year	$761,000	$764,000	(0.4)

NM – Not meaningful.

Revenues.

Revenues for 2015 decreased 7.2% compared with the prior year. This decrease is primarily attributable to the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas, combined with the completion of certain large projects in Texas which were ongoing in 2014 and a $2.8 million out-of-period decrease in revenue that was recorded in the first quarter of 2015 as a result of our first quarter review of projects.

Gross profit.

Gross profit decreased $3.5 million in 2015 compared with the prior year. Gross margin also decreased to 4.6% in 2015 from 4.8% in 2014 primarily as a result of the downward percent-complete revisions made to certain projects in the first quarter of 2015, largely related to construction projects in Texas.

While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which resulted in downward revisions in estimates in 2015 were:

•	conditions or contract requirements that differed from those assumed in the original bid or contract;
•	delays in taking measures to address issues which arose during construction; and
•	subcontractor performance issues and vendor material spot shortages which caused project progress delays.

We may be entitled to claim proceeds related to customer-caused delays, errors in specification and designs or other causes of unanticipated additional costs related to certain projects; however, we cannot predict the amount of claim proceeds or the timing of the receipt of such proceeds. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At December 31, 2015, we had approximately 104 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

Other operating (expense) income, net.

Other operating (expense) income, net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense while losses are treated as income as earnings would increase the amount in our liability account “Members’ interest subject to mandatory redemption and undistributed earnings,” and losses would decrease this liability. The decrease of $1.8 million, to other operating expense of $1.5 million in 2015 from other operating income of $0.3 million in 2014, is primarily the result of an increase in Members’ interest earnings.

General and administrative expenses.

General and administrative expenses increased $5.0 million during 2015 to $41.9 million from $36.9 million in 2014. This increase is primarily the result of certain non-recurring costs related to consulting services performed and employee severance payments of $1.2 million and $2.9 million, respectively, recognized in 2015.

As a percentage of revenues, general and administrative expenses increased to 6.7% in 2015 from 5.5% in 2014. The increases in general and administrative expenses, as a percentage of revenue, are primarily the result of the non-recurring consulting services and employee severance costs paid during 2015 and the decline in revenue mentioned above. Excluding these non-recurring costs, general and administrative expenses would have been 6.0% in 2015.

Income taxes.

Our effective income tax rates for 2015 and 2014 were minimal and (13.8)%, respectively. In 2015 and in 2014, our effective income tax rate varied from the statutory rate primarily as a result of our deferred tax asset valuation allowance.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. The cumulative three-year period loss that ended in the fourth quarter of 2015 was the result of the write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2015, a full valuation allowance of $56.4 million has been recorded on our net deferred tax assets including federal and state net operating loss carryforwards as they are not likely to be realized. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Net income attributable to noncontrolling interests.

The decrease of $1.4 million to $3.2 million from $4.6 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2015 compared with same period in 2014 is primarily related to net income attributable to the 50% noncontrolling interest in Myers. Approximately $0.5 million of the $1.4 million decrease related to the accounting treatment which was the result of entering into a new agreement in November 2015. The accounting treatment now requires noncontrolling interest earnings of certain members to flow through “Other (expense) income, net” in our consolidated statement of operations, (refer to Note 2 in our consolidated financial statements), and the remaining $0.9 million was primarily related to a slight decline in gross profits for the year.

Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013

	2014	2013	% Change
	(Dollar amounts in thousands)
Revenues	$672,230	$556,236	20.9%
Gross profit (loss)	$32,421	$(29,944)	NM
General and administrative expenses	(36,897)	(40,951)	(9.9)
Other operating income, net	252	1,737	(85.5)
Operating loss	(4,224)	(69,158)	(93.9)
Gains on sale of securities	--	91	NM
Interest income	754	879	(14.2)
Interest expense	(1,123)	(616)	82.3
Loss before income taxes and earnings attributable to noncontrolling interests	(4,593)	(68,804)	(93.3)
Income tax expense	(632)	(1,222)	(48.3)
Net loss	(5,225)	(70,026)	(92.5)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,556)	(3,903)	16.7
Net loss attributable to Sterling common stockholders	$(9,781)	$(73,929)	(86.8)
Gross margin (deficit)	4.8%	(5.4)%	NM
Operating deficit	(0.6)%	(12.5)%	(95.2)
Contract backlog, end of year	$764,000	$687,000	11.2

NM – Not meaningful.

Revenues.

Revenues for 2014 increased 20.9% compared with prior year. This increase is primarily attributable to an increase in the number of projects in progress, largely in our Texas and California markets. However, this increase in revenue was weaker than we anticipated, primarily in our California, Utah and Hawaii markets. The 2013 revenues were adversely affected by the completion of large projects in Utah and to a lesser extent the completion of significant projects in Arizona.

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

We may be entitled to claim proceeds related to customer-caused delays, errors in specification and designs or other causes of unanticipated additional costs related to certain projects; however, we cannot predict the amount of claim proceeds or the timing of the receipt of such proceeds. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. Revenue in excess of contract costs incurred on claims are recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

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

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. The cumulative three-year period loss that ended in the fourth quarter of 2014 was the result of the write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2014, a full valuation allowance of $37.8 million has been recorded on our net deferred tax assets including federal and state net operating loss carryforwards as they are not likely to be realized. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

Liquidity and Sources of Capital.

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Years Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$8,969	$(10,513)
Investing activities	(4,488)	(7,431)
Financing activities	(22,898)	38,915
Total (decrease) increase in cash and cash equivalents	$(18,417)	$20,971

	As of December 31,
	2015	2014
Cash and cash equivalents	$4,426	$22,843
Working capital	$30,274	$52,324

Operating Activities.

During 2015, net cash provided by operating activities was $9.0 million. The drivers of operating activities cash flows were primarily the result of our net loss discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), and the change in other assets as discussed below.

The significant non-cash items included in operating activities include depreciation and amortization expense which was $16.5 million in 2015 and $18.3 million in 2014. Depreciation expense has decreased from 2014 to 2015 as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at December 31, 2015 and 2014 and changes during 2015 were as follows (amounts in thousands):

	As of December 31,
	2015	2014	Change
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,905	$33,403	$6,498
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,556)	(25,649)	4,907
Contracts in progress, net	(3,651)	7,754	11,405
Contracts receivable, including retainage	82,112	78,896	(3,216)
Receivables from and equity in construction joint ventures	12,930	9,153	(3,777)
Inventories	2,535	7,401	4,866
Accounts payable	(58,959)	(66,792)	(7,833)
Contract Capital, net	$34,967	$36,412	$1,445

The 2015 change in Contract Capital increased liquidity by $1.4 million. Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work, and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Other assets decreased $8.1 million and $3.7 million, excluding the change in inventories, in 2015 and 2014, respectively. The decrease during 2015 is primarily the result of the sale of our long-term receivable which we sold for $7.1 million with a loss of $1.4 million (refer to Note 1 in our consolidated financial statements).

Investing Activities.

During 2015, net cash used in investing activities was $4.5 million. The drivers of investing activities cash flows were due to investments in capital equipment and restricted cash as discussed below.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $10.8 million in 2015 which includes $2.7 million of financed capital expenditures. Proceeds from the sale of property and equipment totaled $8.5 million for 2015 with an associated net gain of $1.5 million. For the year ended December 31, 2014, capital expenditures totaled $16.7 million, which included $3.2 million of financed capital expenditures, respectively, while proceeds from the sale of property and equipment totaled $6.1 million with an associated net gain of $1.0 million. The level of expenditures in 2015 decreased by $5.9 million from 2014 as a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

Restricted cash of approximately $3.0 million is designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements and restricted cash of approximately $2.0 million represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

Financing Activities.

During 2015, net cash used in financing activities was $22.9 million. The drivers of financing activities cash flows were primarily due to the change of our prior credit facility with Comerica Bank, N.A. (“Prior Credit Facility”), usage and repayment of our equipment-based revolver and distributions to owners as discussed below.

Financing activities in 2015 consisted of the net repayments on our Prior Credit Facility of $34.6 million and cumulative drawdowns and repayments on our equipment-based revolver of $14.6 million and cash received from our equipment-based term loan of $18.0 million, net of repayments, both of which were used to fund our operating activities and replace our Prior Credit Facility. Distributions to noncontrolling interest owners were $3.4 million for the year. Financing activities in 2014 consisted of net proceeds from our common stock offering of $14.0 million, which was used for working capital purposes. In addition, the net drawdown on our Prior Credit Facility of $26.8 million was used to fund our operating activities. Distributions to noncontrolling interest owners were $1.2 million for the year.

Cash and Working Capital.

Cash at December 31, 2015, was $4.4 million which decreased based on the items mentioned above. Our working capital decreased $22.0 million to $30.3 million from $52.3 million at December 31, 2015 and 2014, respectively, primarily due to our $20.4 million net loss attributable to Sterling common stockholders in 2015.

Credit Facility and Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our available credit or equipment-based credit facilities to finance our capital expenditures and working capital needs.

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations Equipment Finance, LLC (“Nations”), consisting of a $20.0 million term loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced the Company’s Prior Credit Facility. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At December 31, 2015, the Company had approximately a borrowing base of $29.6 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized to provide ongoing working capital and for other general corporate purposes. At December 31, 2015, we had $18.0 million outstanding on the Term Loan, zero drawn on the Revolving Loan, and $11.6 million of borrowings available.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ending June 30, 2016; and (ii) an increase of up to two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following four quarters. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

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

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs, which are included in “Other assets, net” in our consolidated balance sheet and are being amortized on a straight line basis over the term of the Equipment-based Facility. In order to extinguish the Prior Credit Facility debt, the Company incurred costs of $0.2 million, which is included in the Company’s consolidated statement of operations.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to:

•	Incur liens and encumbrances on equipment;
•	Incur further indebtedness;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

Due to this new Equipment-based Facility agreement, the Company’s Letter of Credit, which under our Prior Credit Facility reduced the Company’s borrowing availability, is now collateralized with cash.

Average combined borrowings under the Prior Credit Facility and the Equipment-based Facility for the 2015 fiscal year were $25.9 million, and the largest amount of borrowings was under the Equipment-based Facility of $34.6 million from June 5, 2015 to June 30, 2015. Average combined borrowings under the Prior Credit Facility for the 2014 fiscal year were $16.9 million, and the largest amount of borrowings under the Prior Credit Facility was $36.8 million on April 21, 2014.

Interest expense was $3.0 million for the 2015 fiscal year compared to $1.1 million in the 2014 fiscal year. This increase in interest expense in 2015 was driven by the increased interest rate on the new Equipment-based Facility, as described above.

Based on our average borrowings for 2015 and our 2016 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” for further discussion of liquidity related risks.

The Company is continually assessing ways to increase revenues and reduce costs to improve liquidity as mentioned above. During the fiscal year 2015, we scrutinized our fleet of equipment in order to identify underutilized and non-core assets. At December 31, 2015, $1.1 million of underutilized and non-core assets were held with the intent to sell within the next twelve months. Additionally, we experienced an increase in our fourth quarter 2015 backlog along with several large project wins which we announced in early 2016. We will be exploring additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market. We expect to use proceeds from these initiatives to reduce a portion of our debt and for other working capital needs.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2015:

	Payments due by period
	Total	< 1 Year	1 - 3 Years	4 – 5 Years	> 5 Years
	(Amounts in thousands)
Equipment-based term loan	$17,957	$4,085	$8,170	$5,702	$--
Equipment-based term loan - interest*	4,611	1,930	2,390	291	--
Operating leases**	5,890	1,160	2,032	1,943	755
Notes payable for equipment	3,341	1,107	1,690	544	--
Members’ interest subject to mandatory redemption and undistributed earnings***	50,438	--	--	--	50,438
	$82,237	$8,282	$14,282	$8,480	$51,193

*	Our obligation for interest on our equipment-based term loan is calculated using a 12% interest rate. This rate may increase or decrease by 2% based on the calculated results of our earnings to fixed charge ratio as noted in our agreement. Refer to Note 9 in the footnotes to our consolidated financial statements for further information.

**	Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.

***	Mandatory redemption is based on the death or disability of the interest holders which is not expected to occur within the next five years. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distributions. At this time we cannot predict when such distributions will be made. Refer to Note 2 in the footnotes to our consolidated financial statements for further information.

Our obligations for interest related to our Revolving Loan are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on our Equipment-based Facility is paid monthly in accordance with our Term Loan payment schedule and fluctuates with the balances outstanding on our Revolving Loan during the year. In 2015, interest paid on the Equipment-based Facility and Prior Credit Facility was approximately $2.9 million.

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Management expects capital expenditures in 2016 to be similar to the $10.8 million incurred in 2015; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

Inflation.

Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel, and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.

In order to mitigate our exposure to increases in fuel prices, we have historically engaged in a program to hedge our exposure to increases in diesel fuel prices by entering into swap contracts for diesel fuel. Due to the decline in oil and fuel prices, we did not enter into any new derivative instruments for 2015. In addition, we retired this program when our last swap contract was settled in August 2015.

Where we are the successful bidder on a project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees, and we have no obligation for materials and services beyond those required to complete the contracts with our customers. There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids, and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

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

At December 31, 2015, there was approximately $35 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $12 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2015, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements.

Refer to “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements. To the extent known, we expect the effect of these recent accounting pronouncements on future periods to be in line with what is stated in Note 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Prior Credit Facility incurred interest at floating rates. There were no borrowings under this facility at December 31, 2015. As the new Equipment-based Facility does not bear interest at floating rates, we are not subject to an impact on our results of operations from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio as noted above in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.

We are exposed to market risk from changes in commodity prices. In the normal course of business, we historically entered into derivative transactions, specifically cash flow hedges, to mitigate our exposure to diesel fuel commodity price movements. We did not participate in these transactions for trading or speculative purposes. While the use of these arrangements may have limited the benefit to us of decreases in the prices of diesel fuel, it also limited the risk of adverse price movements. Due to the recent decline in oil and fuel prices, we have not entered into any new derivative instruments, and we retired our hedging program when our last swap contract was settled in August 2015. As such, there are no outstanding contracts at December 31, 2015.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2015 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weaknesses.

During the quarter ended September 30, 2015, management identified a material weakness in internal controls over financial reporting. Specifically, the Company did not adequately review and challenge the inputs to its valuation model, including giving sufficient consideration to current experience which differed from historical assumptions. This control deficiency could have resulted in a material adjustment to goodwill and related disclosures in the condensed consolidated financial statements for the quarter ended September 30, 2015. Unless remediated, this control deficiency could have resulted in a material misstatement of the Company’s condensed consolidated financial statements that would not be prevented or detected.

In response to the material weakness identified above, management formed a new team which included and received input from the Company’s senior operational and financial management, and its outside advisors to review and challenge the various inputs to the revised valuation model. These inputs included, among other things, historical actual results versus forecasted data, recent performance, backlog, and near term projects, recent developments, strategic actions and management’s outlook for the future. The forecast and growth assumptions included, among other things, improved project performance, continuation of a strong base market, and margin improvements driven by incremental margin product opportunities and pursuing work in adjacent markets.

The Company’s management believes that this additional and enhanced procedure and internal control is appropriate. As of December 31, 2015, this procedure and control was successfully tested and the material weakness was deemed remediated.

During the quarter ended March 31, 2015, management identified a material weakness in internal controls over financial reporting. Specifically, the Company identified a material weakness in internal control over financial reporting as it related to the operation of our processes and controls to review the status of our construction projects (i.e., work-in-progress review) in terms of both job costs and revenues at our Texas subsidiary.

In order to remediate the material weakness in internal control over financial reporting, management executed a plan which included, among other things, the following actions:

•	Personnel changes at our Texas subsidiary have been made to ensure an adequate number of competent project managers are on staff to increase the precision of monthly project reviews.
•	New procedures have been put in place to provide for a more detailed evaluation of the work-in-progress report for all on-going projects.

As of December 31, 2015, these new procedures have been successfully tested and the material weakness was deemed remediated.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, at December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended December 31, 2015, other than the inclusion of creating a management team and its outside advisors to review and challenge the various inputs to the Company’s valuation model, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2016 and is incorporated herein by reference. The information can be found under the following headings in the proxy statement:

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

Item 11. Executive Compensation.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2016 and is incorporated herein by reference. The information can be found under the headings Executive Compensation and Board Operations in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2016 and is incorporated herein by reference.

•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company’s common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2016 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Transactions with Related Persons.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14. Principal Accountant Fees and Services.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on May 6, 2016 and is incorporated herein by reference. The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Financial Statement Schedules.

None.

Exhibits.

The following exhibits are filed with this Report.

Explanatory Note

Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company’s name was Oakhurst Company, Inc. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
2.1.1	Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 3, 2009 (SEC File No. 1-31993)).
3.1	Certificate of Incorporation of Sterling Construction Company, Inc. as amended through May 9, 2014 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
3.2*	Bylaws of Sterling Construction Company, Inc. as amended through March 10, 2016.
4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1	Separation & Release Agreement executed on July 3, 2015 between Thomas R. Wright and Sterling Construction Company, Inc.
10.1.1#	The Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.1.1	Call Option Agreement, dated as of May 29, 2015, by and among Clinton W. Myers, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc.
10.1.2#	2014 Sterling Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.1.2	Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc.
10.2#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).
10.3*#	Standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors to be effective March 1, 2016.

10.4.9	Loan and Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.10	Term Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.11	Revolving Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.12	Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Road and Highway Builders, LLC, and Myers & Sons Construction, L.P. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.13	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 3475 High River Road, Fort Worth Texas (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.14	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 5638 FM 1346, San Antonio, Texas (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.15	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent and Texas Sterling Construction Co. relating to 20810 Fernbush Ln., Houston, Texas (incorporated by reference to Exhibit 10.7 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.16	Intercreditor Agreement dated as of May 29, 2015 among Nations Equipment Finance, LLC, as administrative and collateral agent, Nations Fund I, LLC, and Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.5.1#	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on March 18, 2010 (SEC File No. 1-31993)).
10.5.2#	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.6#	Employment Agreement dated December 28, 2012 between Ralph L. Wadsworth Construction Company, LLC and Con L. Wadsworth (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.8.1#	Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013 (SEC File No. 1-31993)).
10.8.2#	Amendment to the Employment Agreement of Thomas R. Wright dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on September 29, 2014 (SEC File No. 1-31993)).
10.8.3#	Separation & Release Agreement executed on July 3, 2015 between Thomas R. Wright and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on July 7, 2015 (SEC File No. 1-31993)).

10.8.4#	Employment arrangement of Ronald A. Ballschmiede (incorporated by reference to the description contained in Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 11, 2015 (SEC File No. 1-31993)).
10.9.1#	Program Description — 2015 Short-Term Incentive Compensation Program & 2015 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993))
10.9.2#	Form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).
10.9.3#	Amended form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.9.3 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.10#	Employment Agreement dated as of March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.11#	Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
10.12#	Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
21

Subsidiaries of Sterling Construction Company, Inc.:

Name                                                                                       State of Incorporation or Organization

Texas Sterling Construction Co.                                         Delaware

Texas Sterling – Banicki, JV LLC                                        Texas

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

RHB Properties, LLC                                                             Nevada

Road and Highway Builders of California, Inc.                California

Sterling Hawaii Asphalt, LLC                                              Hawaii

Ralph L. Wadsworth Construction Company, LLC         Utah

Ralph L. Wadsworth Construction Co. LP                       California

J. Banicki Construction, Inc.                                               Arizona

Myers & Sons Construction, L.P.                                     California

23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello Chief Executive Officer, and Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
95.1*	Mine Safety Disclosure.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition LInkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 14, 2016	By:	/s/ Paul J. Varello
Paul J. Varello, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Milton L. Scott	Chairman of the Board of Directors	March 14, 2016
Milton L. Scott

/s/ Paul J. Varello	Director Chief Executive Officer (principal executive officer)	March 14, 2016
Paul J. Varello

/s/ Ronald A. Ballschmiede	Executive Vice President & Chief Financial	March 14, 2016
Ronald A. Ballschmiede	Officer (principal financial officer and principal accounting officer)

/s/ Marian M. Davenport	Director	March 14, 2016
Marian M. Davenport

/s/Maarten D. Hemsley	Director	March 14, 2016
Maarten D. Hemsley

/s/ Charles R. Patton	Director	March 14, 2016
Charles R. Patton

/s/ Richard O. Schaum	Director	March 14, 2016
Richard O. Schaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sterling Construction Company, Inc.

We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2016

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

(Amounts in thousands, except share and per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,426	$22,843
Contracts receivable, including retainage	82,112	78,896
Costs and estimated earnings in excess of billings on uncompleted contracts	26,905	33,403
Inventories	2,535	7,401
Receivables from and equity in construction joint ventures	12,930	9,153
Other current assets	6,013	5,278
Total current assets	134,921	156,974
Property and equipment, net	73,475	87,098
Goodwill	54,820	54,820
Other assets, net	4,068	7,559
Total assets	$267,284	$306,451
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,959	$66,792
Billings in excess of costs and estimated earnings on uncompleted contracts	30,556	25,649
Current maturities of long-term debt	5,192	965
Income taxes payable	67	1,868
Accrued compensation	5,977	5,169
Other current liabilities	3,896	4,207
Total current liabilities	104,647	104,650
Long-term liabilities:
Long-term debt, net of current maturities	16,107	37,021
Members’ interest subject to mandatory redemption and undistributed earnings	50,438	22,879
Other long-term liabilities	338	753
Total long-term liabilities	66,883	60,653
Commitments and contingencies (Note 11)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 19,753,170 and 18,802,679 shares issued	198	188
Additional paid in capital	188,147	205,697
Retained deficit	(92,500)	(72,098)
Accumulated other comprehensive loss	--	(101)
Total Sterling common stockholders’ equity	95,845	133,686
Noncontrolling interests	(91)	7,462
Total equity	95,754	141,148
Total liabilities and equity	$267,284	$306,451

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands, except per share data)

	2015	2014	2013
Revenues	$623,595	$672,230	$556,236
Cost of revenues	(594,642)	(639,809)	(586,180)
Gross profit (loss)	28,953	32,421	(29,944)
General and administrative expenses	(41,880)	(36,897)	(40,951)
Other operating (expense) income, net	(1,460)	252	1,737
Operating loss	(14,387)	(4,224)	(69,158)
Gain on sale of securities	--	--	91
Interest income	460	754	879
Interest expense	(3,012)	(1,123)	(616)
Loss on extinguishment of debt	(240)	--	--
Loss before income taxes and earnings attributable to noncontrolling interests	(17,179)	(4,593)	(68,804)
Income tax expense	(7)	(632)	(1,222)
Net loss	(17,186)	(5,225)	(70,026)
Noncontrolling owners’ interests in earnings of subsidiaries	(3,216)	(4,556)	(3,903)
Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	$(73,929)
Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(2.02)	$(0.54)	$(4.91)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	19,375,213	18,063,466	16,635,179

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	$(73,929)
Net income attributable to noncontrolling interest included in equity	3,216	4,556	1,879
Net income attributable to noncontrolling interest included in liabilities	--	--	2,024
Add / (deduct) other comprehensive income, net of tax:
Realized gain from available-for-sale securities	--	--	(90)
Change in unrealized holding loss on available-for-sale securities	--	--	(601)
Realized loss (gain) from settlement of derivatives	107	137	(48)
Change in the effective portion of unrealized (loss) gain in fair market value of derivatives	(6)	(355)	160
Comprehensive loss	$(17,085)	$(5,443)	$(70,605)

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained Earnings	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Capital	(Deficit)	(Loss)	Interests	Total
Balance at January 1, 2013	16,495	$165	$197,067	$12,220	$696	$2,438	$212,586
Net (loss) income	--	--	--	(73,929)	--	1,879	(72,050)
Other comprehensive loss	--	--	--	--	(579)	--	(579)
Stock issued upon option exercises	9	--	26	--	--	--	26
Tax impact from exercise of stock options	--	--	(15)	--	--	--	(15)
Stock-based compensation	154	2	926	--	--	--	928
Revaluation of noncontrolling interest and other	--	--	(7,078)	(608)	--	--	(7,686)
Distribution to owners	--	--	--	--	--	(416)	(416)
Balance at December 31, 2013	16,658	167	190,926	(62,317)	117	3,901	132,794
Net (loss) income	--	--	--	(9,781)	--	4,556	(5,225)
Other comprehensive loss	--	--	--	--	(218)	--	(218)
Stock issued upon option exercises	4	--	12	--	--	--	12
Stock-based compensation	41	--	849	--	--	--	849
Distribution to owners	--	--	--	--	--	(994)	(994)
Stock issued in equity offering, net of expense	2,100	21	14,025	--	--	--	14,046
Other	--	--	(115)	--	--	(1)	(116)
Balance at December 31, 2014	18,803	188	205,697	(72,098)	(101)	7,462	141,148
Net (loss) income	--	--	--	(20,402)	--	3,216	(17,186)
Other comprehensive income	--	--	--	--	101	--	101
Stock-based compensation	1,046	11	1,593	--	--	--	1,604
Reclassification and revaluation of noncontrolling interest	--	--	(18,774)	--	--	(7,367)	(26,141)
Distribution to owners	--	--	--	--	--	(3,402)	(3,402)
Other	(96)	(1)	(369)	--	--	--	(370)
Balance at December 31, 2015	19,753	$198	$188,147	$(92,500)	$--	$(91)	$95,754

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	$(73,929)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries	3,216	4,556	3,903
Net loss	(17,186)	(5,225)	(70,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,529	18,348	18,650
Gain on disposal of property and equipment	(1,479)	(995)	(1,837)
Deferred tax expense	--	--	5,150
Stock-based compensation expense	1,604	849	928
Gain on sale of securities	--	--	(91)
Tax impact from exercise of stock options and restricted stock	--	--	15
Loss on extinguishment of debt	240	--	--
Changes in operating assets and liabilities:
Contracts receivable	(3,216)	(1,651)	(6,430)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,498	(21,719)	8,908
Receivables from and equity in construction joint ventures	(3,777)	(3,035)	4,887
Income tax receivable	1,419	4,784	(6,011)
Other assets	12,993	2,480	(6,722)
Accounts payable	(7,834)	5,192	13,794
Billings in excess of costs and estimated earnings on uncompleted contracts	4,907	(5,927)	12,658
Accrued compensation and other liabilities	(3,147)	(2,504)	4,055
Members’ interest subject to mandatory redemption and undistributed earnings	1,418	(1,110)	--
Net cash provided by (used in) operating activities	8,969	(10,513)	(22,072)
Cash flows from investing activities:
Additions to property and equipment	(8,086)	(13,509)	(14,390)
Proceeds from sale of property and equipment	8,543	6,078	6,787
Purchases of short-term securities, available-for-sale	--	--	(1,638)
Sales of short-term securities, available-for-sale	--	--	49,874
Restricted cash	(4,945)	--	--
Net cash (used in) provided by investing activities	(4,488)	(7,431)	40,633
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	126,970	330,338	219,026
Cumulative daily repayments – Credit Facility	(161,571)	(303,545)	(235,230)
Cumulative drawdowns – equipment-based revolver	14,550	--	--
Cumulative repayments – equipment-based revolver	(14,550)	--	--
Cash received from equipment-based term loan	20,000	--	--
Repayments under long-term obligations – equipment-based term loan and other	(3,217)	--	--
Distributions to noncontrolling interest owners	(3,402)	(1,191)	(3,565)
Net proceeds from stock issued	--	14,046	--
Issuance of common stock pursuant to warrants and options exercised	--	12	26
Tax impact from exercise of stock options	--	--	(15)
Deferred loan costs	(1,309)	--	--
Other	(369)	(745)	(73)
Net cash used in financing activities	(22,898)	38,915	(19,831)
Net (decrease) increase in cash and cash equivalents	(18,417)	20,971	(1,270)
Cash and cash equivalents at beginning of period	22,843	1,872	3,142
Cash and cash equivalents at end of period	$4,426	$22,843	$1,872
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,889	$1,075	$595
Cash paid during the period for income taxes	$547	$1	$170
Non-cash items:
Revaluation of noncontrolling interests	$(26,141)	$--	$(7,686)
Transportation and construction equipment acquired through financing arrangements	$2,662	$3,159	$510

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation and water infrastructure projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems.

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”); Road and Highway Builders, LLC (“RHB”); Road and Highway Builders Inc. (“RHB Inc”); Road and Highway Builders of California, Inc. (“RHBCa”); RHB Properties, LLC (“RHBP”); Ralph L. Wadsworth Construction Company, LLC (“RLW”); Ralph L. Wadsworth Construction Co., LP (“RLWLP”); J. Banicki Construction, Inc.(“JBC”); Myers & Sons Construction, L.P. (“Myers”); and Sterling Hawaii Asphalt (“SHA”). TSC, RHB, RHBCa, RLW, JBC and Myers perform construction contracts, RHB Inc. produces aggregates from a leased quarry, primarily for use by RHB, and SHA produces asphalt for use by RHB and has minimal sales to third parties. RHBP and RLWLP are dormant entities.

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

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. Refer to Note 3 for further information regarding the Company’s consolidated VIE.

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

Revenue Recognition

The Company is a general contractor which engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners. Refer to Note 16 for further information regarding the Company’s concentration of risk.

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

Changes in estimated revenues and gross margin during the year ended December 31, 2015 resulted in a net charge of $9.7 million included in operating loss, or $0.50 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2014 resulted in a net charge of $9.1 million included in operating loss, or $0.50 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2013 resulted in a net charge of $57.6 million included in operating loss, or $3.46 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders.

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

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. To support these requirements, the existence of the following items must be satisfied: 1. The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; 2. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; 3. Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and 4. The evidence supporting the claim is objective and verifiable, not based on management’s feel for the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

There were $1.6 million in costs and estimated earnings in excess of billings at December 31, 2015 and $3.5 million in costs and estimated earnings in excess of billing at December 31, 2014, for contract change orders not approved by the customer. In addition, the Company recorded $5.2 million in revenues related to claims during the year ended December 31, 2015, and did not record revenues related to claims during the years ended December 31, 2014 and 2013.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts and will be billed at a later date, usually due to contract terms. In addition, revenue associated with unapproved change orders and claims is also included when realization is probable and amounts can be reliably determined. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2015.

Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, short-term and long-term contracts receivable, accounts payable, notes payable, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”), a term loan (the “Term Loan”) with Nations (combined, the “Equipment-based Facility”), and an earn-out liability related to the acquisition of JBC.

The recorded values of cash and cash equivalents, restricted cash, short-term contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature. The recorded value of the long-term contract receivable was based on the amount of future cash flows discounted using the creditor’s borrowing rate and such recorded value approximated fair value.

The Company provides credit in the normal course of business, principally to public (government) owners, and performs ongoing credit evaluations, as deemed necessary, but generally does not require collateral to support such receivables.  In an effort to reduce its credit exposure, as well as accelerate its cash flows, in August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. The Company received approximately $7.1 million upon the closing of this transaction and recorded a loss of approximately $1.4 million in “Other operating (expense) income, net.”  As such, we did not have a long-term contract receivable at December 31, 2015.

Refer to Note 2 regarding the fair value of an earn-out liability along with the most current amendments, and Note 9 regarding the fair value of the Revolving Loan and the Term Loan. The Company also has long-term notes payable of $2.2 million related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.29%. The fair value of these notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (Refer to Note 12).

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

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2015 and 2014, contracts receivable included $19.8 million and $16.4 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts, and at December 31, 2015, and 2014, there were no unbilled receivables on contracts completed or substantially complete at that date. All contracts receivable include only balances approved for payment by the customer.

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

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. In August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. As such, there was no outstanding long-term contract receivable at December 31, 2015. At December 31, 2014, there was $5.0 million recorded. We considered the credit quality of the borrower to assess the appropriate discount rate applied and continuously monitored the borrower’s credit quality. The long-term contract receivable was historically discounted at 4.25% and recorded at fair value. Interest income related to this receivable was $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was an immaterial amount of bad debt expense recorded in 2015 and no bad debt expense recorded in 2014. In 2013, the Company wrote off $1.8 million of contracts receivable to bad debt expense which was recorded in “Other operating (expense) income, net.” During 2014, we recovered $1.0 million of this $1.8 million.

At year-end, the Company performs a review of outstanding contracts receivable, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2015 and 2014, our allowance for doubtful accounts against contracts receivable was immaterial and zero, respectively.

As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2015 and 2014 were $2.5 million and $7.4 million, respectively. Inventories consist primarily of concrete, aggregate and millings which are primarily expected to be utilized on construction projects in the future. A small portion is sold to third parties. The cost of inventory includes labor, trucking and other equipment costs.

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

Depreciation expense was $16.2 million, $18.2 million and $18.6 million in 2015, 2014 and 2013, respectively.

Leases

We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. The Company had one capital lease at December 31, 2015 of $0.5 million recorded in “Long-term debt, net of current maturities” and “Current maturities of long-term debt,” as applicable, in our consolidated balance sheet and had no capital leases during the years ended December 31, 2014 and 2013.

Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. During 2015, the Company capitalized an additional $1.3 million in loan fees paid to Nations in connection with incurring the new debt, discussed further in Note 9. These capitalized fees are amortized on a straight-line basis over the term of the Equipment-based Facility. Unamortized costs were $1.1 million and $0.2 million at December 31, 2015 and 2014 and are attributable to the Equipment-based Facility and Prior Credit Facility, respectively (Refer to Note 9). Loan cost amortization expense for the years ended December 31, 2015, 2014, and 2013 was $0.3 million, $0.2 million, and $0.1 million, respectively.

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

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The evaluation would be based on estimated undiscounted cash flows associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required. There was an immaterial impairment in 2015 related to assets held for sale, and no impairment in 2014 and 2013, and management believes that there are no additional events or changes in circumstances which have indicated that other long-lived assets may be impaired. See Note 7 for more information regarding our assets held for sale and immaterial impairment charge in 2015.

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

The Company noted that even if our local offices were to be considered separate components of our heavy civil construction operating segment, those components could be aggregated into a single reporting unit for purposes of testing goodwill for impairment under Accounting Standards Codification 280 and EITF D-101 because our local offices all have similar economic characteristics and are similar in all of the following areas:

•	The nature of the products and services — each of our local offices perform similar construction projects — they build, reconstruct and repair roads, highways, bridges, airfields, ports, light rail and water, waste water and storm drainage systems.
•	The nature of the production processes — our heavy civil construction services rendered in the construction process for each of our construction projects performed by each local office is the same — they excavate dirt, remove existing pavement and pipe, lay aggregate or concrete pavement, pipe and rail and build bridges and similar large structures in order to complete our projects.
•	The type or class of customer for products and services — substantially all of our customers are federal and state departments of transportation, cities, counties, and regional water, rail and toll-road authorities. A substantial portion of the funding for the state departments of transportation to finance the projects we construct is furnished by the federal government.
•	The methods used to distribute products or provide services — the heavy civil construction services rendered on our projects are performed by our hired sub-contractors or with our own field work crews (laborers, equipment operators and supervisors) and equipment (backhoes, loaders, dozers, graders, cranes, pug mills, crushers, and concrete and asphalt plants).
•	The nature of the regulatory environment — we perform substantially all of our projects for federal, state and municipal governmental agencies, and all of the projects that we perform are subject to substantially similar regulation under U.S. and state department of transportation rules, including prevailing wage and hour laws; codes established by the federal government and municipalities regarding water and waste water systems installation; and laws and regulations relating to workplace safety and worker health of the U.S. Occupational Safety and Health Administration and to the employment of immigrants of the U.S. Department of Homeland Security.

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

Federal and State Income Taxes

We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Refer to Note 10 for further information regarding our federal and state income taxes.

Stock-Based Compensation

The Company’s stock-based incentive plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may reward employees and non-employees with various types of awards including, but not limited to, warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service, performance or market criteria. The Company recognizes expense based on the grant-date fair value of the service award and amortizes the award based on accelerated or straight line methods. Awards based on performance vesting are subsequently remeasured at each reporting date through the settlement date. Awards that vest based on market criteria are valued using a valuation model that incorporates the probability of the Company meeting the stated criteria, such as the Monte-Carlo simulation, and the expense is amortized on a straight line basis over the term of the agreement.

Upon the vesting of unvested common stock the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required. Refer to Note 14 for further information regarding the stock-based incentive plans.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The update is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company retrospectively adopted the provisions of this ASU at December 31, 2015. Accordingly, $1.2 million of net deferred tax assets have been reclassified from current to non-current in the accompanying consolidated balance sheet as of December 31, 2014. The net deferred tax assets include an offsetting valuation allowance; therefore, there was no change to the consolidated balance sheet as of December 31. Refer to Note 10.

In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance, which incorporates the SEC Staff Announcement at the June 18, 2015 EITF meeting and is effective upon announcement, provides clarification related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently accounting for its debt issuance costs for its Term Loan and line-of-credit Revolver Loan in this manner and would only expect a change in presentation of the deferred amounts related to the Term Loan upon adoption as required by ASU 2015-03. See below for the discussion related to ASU 2015-03.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this ASU requires retrospective application to all periods presented. Although early adoption is permitted, the Company expects to adopt this guidance as required and expects a change in the presentation of our consolidated balance sheets and related disclosures. The Company does not expect any impact to the consolidated statements of operations when the guidance is adopted in the first quarter of 2016.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Early adoption is permitted. The Company does not expect a material impact to the Company’s consolidated financial statements and related disclosures when the guidance is adopted in the first quarter of 2016.

In August 2014, the FASB issued ASU 2014-14, “Presentation of Financial Statement – Going Concern.” The guidance, which is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. Early adoption is permitted. Although early adoption is permitted, the Company expects to adopt this guidance as required and does not expect a material impact to our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The guidance defines the steps to recognize revenue for entities that have contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities would be permitted to adopt this ASU as early as the original public entity effective date, which were annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption prior to that date would not be permitted.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

2.	Acquisitions and Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

RHB

On December 30, 2013, the Company and Richard Buenting revised the Second Amended and Restated Operating Agreement entered into on April 27, 2012 and their Management Agreement entered into on February 1, 2012. The Third Amended and Restated Operating Agreement and the amended Management Agreement eliminated the buy/sell option and instead included the obligation for the Company to purchase Mr. Buenting’s interest upon his death or permanent disability for $20 million or $18 million (subsequently increased to $20 million), respectively. In the event of Mr. Buenting’s death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell his 50% interest to the Company. In order to fund the purchase of Mr. Buenting’s interest, the Company has purchased term life insurance with a payout of $20 million in the event of Mr. Buenting’s death. The Company will be the beneficiary and will also pay the premiums related to this life insurance contract. The life insurance proceeds of $20 million shall be used as full payment for Mr. Buenting’s interest in the occurrence of his death. On June 2, 2015, the Company purchased an insurance policy with a five-year term on Mr. Buenting that provides a lump sum disability benefit in the principal sum of $20 million.  In the event of Mr. Buenting’s permanent total disability, the principal sum becomes payable to the Company, and in turn the Company is obligated to use the proceeds of the policy to purchase Mr. Buenting’s 50% member’s interest in RHB in accordance with the terms of the amended agreements. No other transfer of member’s interest is permitted other than to the selling representative in the event of Mr. Buenting’s death or permanent disability. The amended agreements were entered into in order to eliminate the earnings-per-share volatility caused by the buy/sell option.

The amended agreements resulted in an obligation to purchase Mr. Buenting’s 50% member’s interest that the Company is certain to incur because of Mr. Buenting’s death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheets. The liability consists of the following (amounts in thousands):

	Years Ended December 31,
	2015	2014
Member’s interest subject to mandatory redemption	$20,000	$20,000
Undistributed earnings attributable to this interest	9,836	6,079
Earnings distributed	(6,014)	(3,200)
Total liability	$23,822	$22,879

Undistributed earnings increased by $3.8 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively, and were included in “Other operating (expense) income, net” on the Company’s consolidated statements of operations. Distributions for the years ended December 31, 2015 and 2014 were $2.8 million and $3.2 million, respectively.

Myers

On November 28, 2015, Myers LP entered into its Second Amended and Restated Limited Partnership Agreement, which replaced the Amended and Restated Limited Partnership Agreement. This amendment included the obligation for the Company to purchase Myers’ interest, which includes all members’ interest other than Sterling’s 50% interest, upon the death or permanent disability of Clinton Wallace Myers for $20 million. In the event of Mr. Myers’ death or permanent disability, his estate representative, trustee or designee shall become the selling representative and sell Myers’ 50% interest to the Company. In order to fund the purchase of Myers’ interest, the Company will purchase a term life insurance and disability insurance with a payout of $20 million, which is required to be purchased within 120 days from the date of the executed agreement, in the event of Mr. Myers’ death or permanent disability. The Company will be the beneficiary and will also pay the premiums related to these insurance contracts. The life insurance proceeds of $20 million shall be used as full payment for Myers’ interest upon the occurrence of his death or permanent disability.

The amended agreements resulted in an obligation to purchase Myers’ 50% interest that the Company is certain to incur because of Mr. Myers’ death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheets. The liability consists of the following (amounts in thousands):

	Years Ended December 31,
	2015	2014
Member’s interest subject to mandatory redemption	$20,000	$--
Undistributed earnings attributable to this interest	6,616	--
Total liability	$26,616	$--

In order to reclassify the initial $26.1 million liability, $18.8 million was reclassified to the liability account and reduced “Additional paid in capital” (“APIC”) on the Company’s consolidated balance sheets. This $18.8 million represented the portion of the revaluation of Myers’ noncontrolling interest that was above the $7.3 million held as Myers’ Noncontrolling interest in Equity when the agreement was executed. According to GAAP, this reduction to APIC is treated similarly to a dividend to a preferred shareholder, and would reduce earnings per share. Therefore, this $18.8 million reduction in APIC was included as a reduction to earnings per share attributable to Sterling common stockholders. Refer to Note 13.

Undistributed earnings included $6.1 million of accumulated earnings through November 30, 2015. An additional $0.5 million was included in undistributed earnings for December 2015 and was included in “Other operating (expense) income, net” on the Company’s consolidated statement of operations.

RHB Inc.

On June 20, 2014, the Company sold to Mr. Buenting a 50% interest in RHB Inc. RHB Inc. is currently an ancillary company that provides certain services for RHB LLC. RHB Inc. is run as a cost center with a financial goal to break-even, and has an immaterial amount of assets. The purchase price and the accounting effects of the total transaction were immaterial to the Company.

JBC

On January 23, 2014, RLW, the former owner of JBC and the Company agreed to amend the above mentioned earn-out agreement in order to reduce the Company’s recorded liability at that time, while providing the former owner, who at the time was the chief executive officer of JBC, a greater incentive to meet earnings benchmarks. The amendment resulted in a reduction of $0.6 million in the Company’s earn-out liability, thereby reducing the total earn-out liability to $1.4 million on December 31, 2013. As part of the amendment, a payment of $0.8 million was made during the first quarter of 2014. The amendment increased the total available earn-out from $5.0 million to $10.0 million if certain EBITDA benchmarks are met. The amendment extended the earn-out period through December 31, 2017 and reduced the benchmark EBITDA for 2014 and 2015 to $1.5 million and increased it to $2.0 million in 2016 and 2017. This earn-out liability continues to be classified as a Level 3 fair value measurement and the unobservable inputs continue to be the forecasted EBITDA for the periods after the period being reported on through December 31, 2017. There was no yearly excess forecasted EBITDA in our calculation at December 31, 2015 of the minimum EBITDA benchmarks for the years 2016 through 2017. The discounted present value of the additional purchase price was estimated to be $0.3 million as of December 31, 2014. The undiscounted earn-out liability as of December 31, 2015 is minimal and could increase by $9.3 million if EBITDA during the earn-out period increases $18.5 million or more and could decrease by the full amount of the liability for the year if EBITDA does not exceed the minimum threshold for that year. Each year is considered a discrete earnings period and future losses by JBC, if any, would not reduce the Company’s liability in years in which JBC has exceeded its earnings benchmark. Any significant increase or decrease in actual EBITDA compared to the forecasted amounts would result in a significantly higher or lower fair value measurement of the additional purchase price. This liability is included in other long-term liabilities on the accompanying consolidated balance sheets. As part of recording the present value of this liability, the Company incurs accreted interest expense for the passage of time until the time of settlement. The Company incurred accreted interest expense of $0.3 million for the year ended December 31, 2014. As part of the updated EBITDA forecast, the Company reduced its liability to zero and recorded interest income of $0.3 million in the first quarter of 2015. There has been minimal change in the value of this liability; therefore, the interest income was $0.3 million for the year ended December 31, 2015.

Noncontrolling Interests’ – Call Options

During the year ended December 31, 2015, the Company entered into several agreements, with RHB and with Myers, which gives the 50% owners of these entities the option to buy the Company’s 50% interest in these entities for $10,000 should the Company ever become subject to the repossession or disposition of its collateral as defined in the Company’s new debt agreement with Nations or if the Company dissolves or becomes insolvent. Based on these agreements, the Company does not believe that it is likely that the exercise of these options would ever transpire; therefore, there has been no value placed on these options which resulted in no impact to our consolidated financial statements. Refer to Note 9 for more information about the debt agreement with Nations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2013 through 2015 (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$7,462	$4,097	$20,046
Net income attributable to noncontrolling interest included in liabilities	--	--	2,024
Net income attributable to noncontrolling interest included in equity	3,216	4,556	1,879
Change in fair value of RLW put/call	--	--	(59)
Change in fair value of RHB put/call	--	--	1,875
Change due to the Myers amendment	(7,367)	--	--
Change due to the RHB amendment	--	--	(18,103)
Distributions to noncontrolling interests owners	(3,402)	(1,191)	(3,056)
Acquisition of RLW noncontrolling interest	--	--	(509)
Balance, end of period	$(91)	$7,462	$4,097

Noncontrolling owners’ interest in earnings of subsidiaries for the year ended December 31, 2015 shown in the accompanying consolidated statement of operations is $3.2 million, which the Company includes in “Equity”, “Noncontrolling interests” in the accompanying consolidated balance sheet. There were distributions of $3.4 million to certain noncontrolling interest members during the year ended December 31, 2015.

Noncontrolling owners’ interest in earnings of subsidiaries for the year ended December 31, 2014 shown in the accompanying consolidated statement of operations is $4.6 million, which the Company includes in ”Equity”, “Noncontrolling interests” in the accompanying consolidated balance sheet. There were distributions of $1.2 million to certain noncontrolling interest members during the year ended December 31, 2014.

Noncontrolling owners’ interest in earnings of subsidiaries and joint ventures for the year ended December 31, 2013 shown in the accompanying consolidated statement of operations of $3.9 million includes income of $2.0 million attributable to noncontrolling interest owners, which the Company includes in liabilities and $1.9 million which the Company includes in equity. Of the $2.0 million included in liabilities, less than $0.1 million of net loss was reflected in “Current obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” and $2.1 million of net income has been reclassified from “Obligations for noncontrolling owners’ interests in subsidiaries and joint ventures,” leaving the Company with a zero balance in this account, to “Members’ interest subject to mandatory redemption” in the accompanying consolidated balance sheet. The remaining $1.9 million was attributable to noncontrolling interest owners which the Company includes in equity and was reflected in equity in “Noncontrolling interests” in the accompanying consolidated balance sheet.

3.	Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a VIE. This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. Where the Company has determined that it is appropriate to consolidate a VIE which it owns a 50% or less interest, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries,” unless the equity interest is deemed to be mandatorily redeemable. Refer to Note 2 regarding the Company’s mandatorily redeemable obligations.

On August 1, 2011, the Company purchased a 50% limited partner interest in Myers. Myers is a construction limited partnership located in California and was acquired in order to expand the geographic scope of the Company’s operations into California. The Company has determined that Myers is a VIE for which the Company is the primary beneficiary and has consolidated Myers into the Company’s financial statements.

The determination that Myers is a VIE and that the Company is the primary beneficiary is primarily due to the following factors. The partnership agreement requires that Sterling provide funding as needed, when available, to the limited partnership. In addition, the partnership is relying on the Company’s surety bonding capacity in order to bid and perform large construction jobs resulting in the Company having joint and several liability for completion of such jobs, and the Company will provide management to the partnership to oversee bidding and management of larger projects. Although the Company will receive 50% of the income from the partnership, it may suffer more than 50% of any losses as a result of its obligation to provide funding and its obligations under the surety bonds. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company consolidated Myers within the Company’s financial statements from August 1, 2011, the date of acquisition.

The financial information of Myers, which is reflected in our consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	As of December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$3,226	$148
Contracts receivable, including retainage	19,941	21,327
Other current assets	15,887	7,656
Total current assets	39,054	29,131
Property and equipment, net	10,080	9,303
Goodwill	1,501	1,501
Total assets	$50,635	$39,935
Liabilities:
Current liabilities:
Accounts payable	$20,596	$15,795
Other current liabilities	10,986	9,000
Total current liabilities	31,582	24,795
Long-term liabilities:
Other long-term liabilities	3,370	16
Total liabilities	$34,952	$24,811

	Year Ended December 31,
	2015	2014	2013
Revenues	$175,691	$144,837	$82,421
Operating income	7,371	9,319	3,764
Net income attributable to Sterling common stockholders	3,681	4,657	1,879
4.	Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned subsidiaries and less than wholly-owned subsidiaries as well as the Company’s VIE. Refer to Note 3 for more information regarding the Company’s consolidated VIE.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the consolidated balance sheet as of December 31, 2015, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements.  Refer to Notes 9 and 11 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “Other current assets” on the consolidated balance sheet as of December 31, 2015, and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

At December 31, 2015 and 2014, the Company had no short-term investments.

At December 31, 2015 and 2014, there were no cash and cash equivalents belonging to majority-owned joint ventures that are consolidated in these financial statements.

Gains and losses realized on short-term investment securities are included in “Gains on sale of securities” in the accompanying statements of operations. Unrealized gains (losses) on short-term investments are included in accumulated other comprehensive income in stockholders’ equity, net of tax, as the gains and losses may be temporary. For the year ended December 31, 2013, total proceeds from sales of short-term investments were $49.9 million, with gross realized gains of $0.7 million, and gross realized losses of $0.6 million. Accumulated other comprehensive income at December 31, 2013 included no unrealized gains on short-term investments. Upon the sale of short-term investments, the cost basis used to determine the gain or loss based on the specific identification of the security sold. All items included in accumulated other comprehensive income are at the corporate level, and no portion is attributable to noncontrolling interests.

The Company earned no interest income for the years ended December 31, 2014 and 2015, respectively, and earned interest income of $0.6 million for the year ended December 31, 2013 on its cash, cash equivalents and short-term investments. These amounts are recorded in “interest income” in the Company’s consolidated statement of operations.

5.	Costs and Estimated Earnings and Billings on Uncompleted Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements. In addition, revenue associated with unapproved change orders and claims is also included when realization is probable and amounts can be reliably determined.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2015 and 2014 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (amounts in thousands).

	As of December 31,
	2015	2014
Costs incurred and estimated earnings on uncompleted contracts	$1,741,070	$1,566,831
Billings on uncompleted contracts	(1,744,721)	(1,559,077)
(Excess of billings over costs incurred and estimated earnings) excess of costs incurred and estimated earnings over billings on uncompleted contracts	$(3,651)	$7,754

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,905	$33,403
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,556)	(25,649)
Net amount of costs and estimated earnings on uncompleted contracts (below) above billings	$(3,651)	$7,754

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

6.	Construction Joint Ventures

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

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2015, we had no participation in a joint venture where we had a material non-majority variable interest.

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

	As of December 31,
	2015	2014
Total combined:
Current assets	$17,312	$18,132
Less current liabilities	(49,371)	(49,035)
Net assets	$(32,059)	$(30,903)
Backlog	$35,113	$55,063

	Years Ended December 31,
	2015	2014	2013
Total combined:
Revenues	$60,289	$51,015	$135,699
Income before tax	6,909	3,606	(20,758)
Sterling’s noncontrolling interest:
Share of revenues	$23,778	$20,243	$54,096
Share of income before tax	2,502	2,111	(11,088)

	As of December 31,
	2015	2014
Sterling’s noncontrolling interest in backlog	$11,748	$15,889
Sterling’s receivables from and equity in construction joint ventures	12,930	9,153

Approximately $12 million of the Company’s backlog at December 31, 2015 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Shimmick Construction Company, where the Company has a 30% interest.

The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	As of December 31,
	2015	2014
Construction equipment	$114,724	$129,150
Transportation equipment	18,056	18,205
Buildings	10,860	10,777
Office equipment	2,810	2,761
Leasehold improvement	894	878
Construction in progress	1,986	387
Land	4,257	5,530
Water rights	200	200
	153,787	167,888
Less accumulated depreciation	(80,312)	(80,790)
	$73,475	$87,098

Asset Sold - Land

On August 24, 2015, the Company completed the sale of a parcel of land located in Harris County, Texas to Joseph P. Harper, Sr., former President and Chief Operating Officer of the Company. Proceeds received were approximately $2.4 million. Upon completion of the sale, the Company recognized a gain of approximately $1.4 million included in “Other operating (expense) income, net” on the consolidated statement of operations.

Assets Held for Sale – Construction and Transportation Equipment

The Company intends to sell certain construction and transportation equipment during the next twelve months. At December 31, 2015, the Company’s consolidated balance sheet included assets held for sale with a carrying value of approximately $1.1 million, net of an immaterial impairment charge, which have been reclassified out of “Property and equipment, net,” and into “Other current assets.”

8.	Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. GAAP requires that goodwill not be amortized and that goodwill is to be tested for impairment at least annually at the reporting unit level. The Company tests for goodwill impairment annually on October 1st unless impairment triggers exist at interim periods. There are two steps involved in the testing of goodwill, excluding a qualitative analysis. The first step compares the book value of the Company’s stock (stockholders’ equity or net assets) to the adjusted fair market value of those shares. If the adjusted fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, then step two of determining the fair value of net assets must be taken to determine the impairment amount.

To determine the fair value of the Company’s net assets, the Company used the weighted average of the following valuation techniques: the market approach, which uses market capitalization information plus a control premium and an income approach, which uses a discounted cash flow methodology. The market approach includes level one fair value inputs, such as the Company’s stock price, at the date of our test, and level two fair value inputs, such as the control premiums based on prior year sales transactions of construction contractors and engineering services, similar sized transactions based on the Company’s market capitalization, and all-inclusive total industries transactions. The income approach includes level three inputs such as the Company’s calculated weighted average cost of capital and future income projections that include assumptions about revenue and gross profit growth, along with other assumptions.

During the first and third quarters of 2015, the Company noted there was an impairment trigger present during these interim periods and performed step one of the impairment test discussed above. Based on the results of our goodwill impairment tests, we concluded that there was not an impairment of goodwill during these periods. In addition, as part of our 2015 and 2014 annual tests, we determined that the fair value of the Company’s equity continues to be more than the carrying value of the Company’s equity by approximately 21% and 19%, respectively.

At December 31, 2015, we had goodwill with a remaining carrying amount of approximately $54.8 million. Testing under step one in 2014 and 2013 also did not indicate that the adjusted fair value of the Company’s stock was less than its book value.

9.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2015	2014
Equipment-based Facility	$17,957	$--
Credit Facility	--	34,601
Notes payable for transportation and construction equipment and other	3,342	3,385
	21,299	37,986
Less current maturities of long-term debt	(5,192)	(965)
Total long-term debt	$16,107	$37,021

Equipment-based Facility

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its Prior Credit Facility. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At December 31, 2015, the Company had approximately a borrowing base of $29.6 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The Revolving Loan may be utilized by the Company to provide ongoing working capital and for other general corporate purposes.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ending June 30, 2016; and (ii) an increase of up to two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following four quarters. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

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

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs which are included in “Other assets, net” in our consolidated balance sheet, which is being amortized on a straight line basis over the term of the Equipment-based Facility.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to:

•	Incur liens and encumbrances on equipment;
•	Incur further indebtedness;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

Due to this new Equipment-based Facility agreement, the Company’s Letter of Credit, which under our Prior Credit Facility reduced the Company’s borrowing availability, is now collateralized with cash. The aggregate amount of letters of credit outstanding under the Prior Credit Facility was $3.0 million at December 31, 2014, which reduced availability under the Prior Credit Facility. Refer to Note 4 for more information regarding the Company’s cash and cash equivalents including restricted cash used as collateral.

Interest expense related to our Equipment-based Facility was $2.9 million for the 2015 fiscal year compared to $1.0 million in the 2014 fiscal year. This increase in interest expense in 2015 was driven by the increased interest rate on the new Equipment-based Facility agreement, as described above.

At December 31, 2015, the Company had zero drawn on the Revolving Loan, $18.0 million Term Loan outstanding and $11.6 million of borrowings available. At December 31, 2014, the Company had $34.6 million outstanding under the Prior Credit Facility and $2.4 million of borrowings available.

Fair Value

The Company’s debt is recorded at the carrying amount in the consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Equipment-based Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of December 31, 2015, the carrying values and fair values are as follows (amounts in thousands):

	As of December 31, 2015
	Carrying Value	Fair Value

Equipment-based revolving loan	$--	$--
Equipment-based term loan	17,957	17,957
Total Equipment-based Facility debt	$17,957	$17,957

The Equipment-based revolving loan’s fair value was not practicable to estimate as the timing of cash drawdowns and repayments cannot be determined. The effective interest rate of the Equipment-based revolving loan was 12.17% at December 31, 2015.

As of December 31, 2014, the recorded value of the Company’s Prior Credit Facility approximated its fair value, as the amount outstanding at any given point in time was the principal amount due and interest was paid based on this amount considering the duration outstanding. In order to extinguish this Prior Credit Facility debt, the Company incurred costs of $0.2 million which is included in the Company’s consolidated statement of operations.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $3.3 million at both December 31, 2015 and 2014. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 6.29%.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (amounts in thousands):

Years Ending December 31,	Amount
2016	$5,192
2017	4,993
2018	4,868
2019	6,196
2020	50
Thereafter	--
$21,299

The long-term obligations above include $0.5 million related to a capital lease outstanding as of December 31, 2015.  See Note 1 for more information regarding our capital lease.

10.	Income Taxes and Deferred Tax Asset/Liability

Current income tax expense represents federal and state income tax paid or expected to be payable for the years shown in the consolidated statements of operations. The income tax expense (benefit) in the accompanying consolidated financial statements consists of the following (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax expense (benefit)	$7	$632	$(3,928)
Deferred tax expense	--	--	5,150
Total tax expense	$7	$632	$1,222

Deferred tax assets and liabilities consist of the following (amounts in thousands):

	Long Term
	As of December 31,
	2015	2014
Assets related to:
Accrued compensation and other	$2,084	$1,868
Amortization and impairment of goodwill	6,705	9,489
Noncontrolling interest	2,247	2,326
Deferred revenue	688	125
Revaluation of put/call liabilities	18,638	8,471
Net operating loss carryforwards	39,317	30,822
Valuation allowance for deferred tax assets	(56,399)	(37,774)
Liabilities related to:
Depreciation of property and equipment	(11,766)	(14,186)
Receivables from and equity in construction joint ventures	(1,494)	(1,126)
Other	(20)	(15)
Net asset	$--	$--

The income tax provision differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Tax benefit at the U.S. federal statutory rate	$(6,013)	35.0%	$(1,608)	35.0%	$(24,081)	35.0%
State tax based on income, net of refunds and federal benefits	(740)	4.3	(155)	3.4	(1,280)	1.8
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(2,620)	15.3	(2,365)	51.5	(1,375)	2.0
Valuation allowance	9,404	(54.7)	4,152	(90.4)	28,215	(41.0)
Reduction of tax receivable	--	--	524	(11.4)	--	--
Non-taxable interest income	--	--	--	--	(195)	0.3
Other permanent differences	(24)	0.1	84	(1.9)	(62)	0.1
Income tax expense	$7	--%	$632	(13.8)%	$1,222	(1.8)%

We have federal and state income tax net operating loss (“NOL”) carryforwards of $105.4 million and $48.4 million, which will expire at various dates in the next 20 years for U.S. federal income tax and in the next 5 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire as follows (in thousands):

Year	Amount
2020	$15
2021	5
2028	8,748
2029	3,480
2033	73,102
2034	40,026
2035	28,465
Total	$153,841

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. The cumulative three-year period loss that remained at December 31, 2015 was the result of write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $56.4 million has been recorded on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth.

If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2015, will be accounted for as follows: approximately $46.8 million will be recognized as a reduction of income tax expense and $9.6 million will be recorded as an increase in equity.

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

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2015 or 2014. The Company’s U.S. federal income tax returns for 2012 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2011 and later years are open and subject to examination.

11.	Commitments and Contingencies

Employment Agreements

At December 31, 2015, the Company’s Chief Executive Officer, one other officer and certain officers of its subsidiaries had employment agreements which provided for payments of annual salary, incentive compensation and, for certain of the officers, benefits if their employment is terminated without cause.

Self-Insurance

The Company is self-insured for employee health claims. Its policy is to accrue the estimated liability for known claims and for estimated claims that have been incurred but not reported as of each reporting date. In order to reduce the Company’s exposure to large health claims, it has obtained stop-loss coverage for the policy period as follows:

•	Coverage for medical and prescription drug claim amounts in excess of $55,000 for RLW and JBC, and $125,000 for all other entities, for each insured person within a plan year.
•	Combined coverage for medical and prescription drug claim amounts in excess of $5.2 million within a plan year.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred $2.0 million, $2.2 million, and $2.4 million, respectively, in claim expenses related to this plan.

The Company and its subsidiaries are also self-insured for workers’ compensation, general liability, and auto claims up to $350,000, $250,000 and $50,000 per occurrence, respectively, with a maximum aggregate liability of $4.0 million combined casualty losses per year.

The Company’s policy is to accrue the estimated liability for known claims and for estimated workers compensation, employee health, general liability and other claims that have been incurred but not reported as of each reporting date. At December 31, 2015 and 2014, the Company has recorded an estimated liability of $2.9 million and $2.8 million, respectively, which it believes is adequate for such claims based on its claims history and actuarial studies. The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.

The Company is required by our insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. Due to our new Equipment-based Facility, we have now cash collateralized the letter of credit, resulting in the cash being designated as restricted. Historically, this standby letter of credit has not been drawn upon. Refer to Note 4 for more information on our restricted cash and Note 9 for more information on our new Equipment-based Facility, including the amount held in our standby letter of credit at December 31, 2015 and 2014.

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

Litigation

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company. There are no significant unresolved legal issues as of December 31, 2015 and 2014.

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

12.	Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,	Amount
2016	$1,160
2017	1,007
2018	1,025
2019	978
2020	965
Thereafter	755
Total future minimum rental payments	$5,890

Total rent expense for operating leases amounted to approximately $1.5 million, $1.6 million and $0.9 million during 2015, 2014 and 2013, respectively.

13.	Net Loss Per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but assumes the exercise of dilutive unvested common stock and stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net loss attributable to Sterling common stockholders for 2015, 2014 and 2013 (amounts in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to Sterling common stockholders	$(20,402)	$(9,781)	$(73,929)
Revaluation of noncontrolling interest due to a new agreement or a put/call liability reflected in additional paid in capital or retained earnings, net of tax	(18,774)	--	(7,686)
	$(39,176)	$(9,781)	$(81,615)
Denominator:
Weighted average common shares outstanding — basic	19,375	18,063	16,635
Shares for dilutive unvested stock and stock options	--	--	--
Weighted average common shares outstanding and assumed conversions— diluted	19,375	18,063	16,635
Basic and diluted net loss per share attributable to Sterling common stockholders	$(2.02)	$(0.54)	$(4.91)

The Company had no options outstanding but considered antidilutive due to the option exercise price exceeding the average share market price at December 31, 2015, 2014 and 2013, respectively. In addition, approximately 0.4 million, 0.2 million and 0.2 million shares of unvested stock and stock options were excluded from the diluted weighted average common shares outstanding in 2015, 2014 and 2013, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

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

Treasury and Forfeited Shares

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. There were no shares repurchases in 2015 and 2014 related to the share-repurchase program.

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

Forfeited shares are generally the result of an employee’s separation from the Company. Forfeitures of our service-, performance- and market-based share awards are discussed below. Such stock is held briefly as treasury stock and canceled during the year. At December 31, 2015 and 2014, there was no treasury stock held by the Company.

Upon the vesting of unvested common stock (or restricted stock) the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2015 and 2014, there were 96,076 and 8,120 shares withheld for tax purposes and retired.

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

At December 31, 2015, there were 614,921 shares of common stock available under the 2001 Plan. All shares under the plan are available for issuance pursuant to future stock-based compensation awards.

There were no options outstanding at December 31, 2015 and 2014 and no shares are, or will be, available for grant under the Company’s other option plans, all of which have been terminated.

Common Stock Awards

The following table summarizes the Company’s service-based share compensation awards:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2013	186,630	$11.03
Granted	60,032	9.74
Vested	(56,602)	10.57
Forfeited	(8,944)	13.57
Nonvested at December 31, 2013	181,116	10.61
Granted	61,957	9.05
Vested	(73,190)	6.88
Forfeited	(20,412)	11.66
Nonvested at December 31, 2014	149,471	11.65
Granted	978,526	4.53
Vested	(166,622)	8.56
Forfeited	(47,552)	6.91
Nonvested at December 31, 2015	913,823	4.83

In 2015, 2014 and 2013, several key employees were granted an aggregate total of 917,851, 18,536 and 25,207 shares of unvested common stock, respectively, with a weighted average fair value per share of $4.55, $11.38 and $9.30 per share, respectively, resulting in compensation expense of $4.4 million, $0.2 million and $0.2 million, respectively, expected to be recognized ratably over a three- or five-year restriction period. Of the 917,851 shares awarded and the $4.4 million expense, $2.5 million, and 600,000 shares, is related to the award granted to the Company’s CEO in May 2015 which vests ratably over three years.

The 2001 plan provides for unvested (or restricted) and vested common stock grants, and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2015	2014	2013
Shares awarded to each non-employee director	12,135	6,203	4,975
Total shares awarded	60,675	43,421	34,825
Average grant-date market price per share	$4.12	$8.06	$10.06
Total compensation cost attributable to shares awarded	$250,000	$350,000	$350,000
Compensation cost recognized related to current and prior year awards	$266,667	$316,750	$333,499

During the year ended December 31, 2014, a director of the Company retired and forfeited 6,203 unvested shares. The amortized expense was adjusted for this forfeiture.

In addition to the service based compensation awards discussed above, the Company also awarded performance-based awards. In 2013, the Company issued 100,000 shares of unvested common stock to the Company’s former CEO which were accelerated and distributed to him upon his separation in January 2015. In 2014 and 2015, there were a total of 7,500 and 10,000 performance-based shares issued, respectively. In 2015, 13,750 of performance based shares were forfeited. In order to recognize compensation expense for these performance based shares, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met. These shares must also be re-valued at each reporting period until they vest. At December 31, 2015 and 2014, the Company assessed that it would not be probable that the performance conditions would be met, as such; no expense was incurred during either year.

On January 1, 2015, the Company launched a long- and short-term incentive program for certain employees.  The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met.  The stock-based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three-year period or a market based stock award.  The service based awards are recorded as usual; however, the market-based awards of 86,483 shares were valued using a Monte Carlo simulation and their expense was included in the $1.2 million of total unvested and market-based awards discussed below. During the year ended December 31, 2015, 55,419 of these shares were forfeited and amortization expense was adjusted.

At December 31, 2015, total unrecognized compensation cost related to unvested common and market-based stock was $3.1 million. This cost is expected to be recognized over a weighted average period of 1.6 years. Compensation expense for unvested common stock (or restricted stock) and market-based grants were $1.2 million in 2015, and $0.8 million in each of 2014 and 2013. There were no proceeds received by the Company from the exercise of options in 2015 as there were no options outstanding in 2015, and in 2014 and 2013, the proceeds received were less than $0.1 million for each of these years.

The Company also awards common stock as part of its incentive plan with no service or performance vesting requirements. There were 119,343 shares with a grant date fair value of $0.5 million awarded in 2015 which was treated as compensation expense in 2015, no such shares were awarded in 2014 and 9,521 shares with a grant date fair value of $0.1 million were awarded in 2013 and recorded as compensation expense in 2013.

Stock Option Awards

The following tables summarize the stock option activity under the 2001 Plan and previously active plans:

	2001 Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	7,500	$3.10
Exercised	(4,000)	3.10
Expired/forfeited	(3,500)	3.10
Outstanding at December 31, 2014	--	--

At December 31, 2014, there were no outstanding options remaining and there was no unrecognized stock-based compensation expense related to stock options.

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

On May 6, 2014, the Company closed a public offering with D.A. Davidson & Co. as sole underwriter (the “Underwriter”), pursuant to which the Underwriter purchased from the Company 2,100,000 shares of the Company’s common stock at a price of $6.90 per share. The net proceeds of $14.0 million from the offering, after deducting underwriting discounts and offering expenses, was used to repay a portion of the indebtedness outstanding under our Prior Credit Facility.

15.	Employee Benefit Plans

The Company maintains two defined contribution profit-sharing plans (401(k) plans) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provide for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company made aggregate matching contributions of $1.8 million, $1.3 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•	If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans (amounts in thousands):

Pension Trust	Pension Plan Employer Identification	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending /	Contributions			Surcharge	Expiration Date of Collective Bargaining
Fund	Number	2015	2014	Implemented[2]	2015	2014	2013	Imposed	Agreement[3]
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	$2,151	$1,757	$1,654	No	Various
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	966	1,447	897	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	842	1,015	759	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	371	322	517	No	Various
All other funds					10,204	6,267	2,608		Various
Total Contributions:					$14,533	$10,808	$6,435

1The most recent PPA zone status available in 2015 and 2014 is for the plan’s year-end during 2014 and 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

4These funds include multiemployer plans for pensions and other employee benefits. The total individually insignificant multiemployer pension costs contributed were $1.5 million, $0.9 million and $0.6 million for 2015, 2014 and 2013, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

16.	Concentration of Risk and Enterprise Wide Disclosures

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (amounts in thousands):

	Years Ended December 31,
	2015		2014				2013
	Amount	%	Amount		%		Amount		%
Texas Department of Transportation (“TXDOT”)	$84,129	13.5%	$	*	*	%	$	*	*	%
California Department of Transportation (“Caltrans”)	96,470	15.5		97,637	14.5			92,159	16.6

*Represents less than 10% of revenues

At December 31, 2015, there were no customers who owed the Company greater than 10% of contract receivables. At December 31, 2014, Foursquare Properties Inc. owed $8.5 million and TXDOT owed $7.6 million to the Company, which were amounts greater than 10% of contract receivables.

The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

A portion of our labor force is subject to collective bargaining agreements. Refer to Note 15 for further information regarding this concentration of risk.

17.	Related Party Transactions

The Company has limited related party transactions. The most material transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $3.7 million, $0.5 million and $0.2 million in 2015, 2014 and 2013, respectively. The total RLW related party billings for professional and other services, which include accounting, payroll, reimbursement for computer and postage usage, provided by RLW was $0.9 million in 2013. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $0.5 million. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to $0.2 million, $0.1 million, and $0.2 million in 2015, 2014 and 2013, respectively.

The Company had other individually immaterial miscellaneous transactions with related parties that totaled $0.2 million in 2015 and $0.4 million during each year 2014 and 2013.

In August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. The Company received approximately $7.1 million upon the closing of this transaction and recorded a loss of approximately $1.4 million in “Other operating (expense) income, net.” See Note 1 for more information regarding this sale.

In addition, in August 2015, the Company completed the sale of a parcel of land located in Harris County, Texas to Joseph P. Harper, Sr., former President and Chief Operating Officer of the Company. Proceeds received were approximately $2.4 million. See Note 7 for more information regarding this sale.

An independent member of senior management of the Company reviewed all related party sales and purchases before they were transacted.

18.	Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for 2015 and 2014 (amounts in thousands, except per share data):

	2015 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$117,682	$177,425	$176,000	$152,488	$623,595
Gross profit	(6,836)	9,111	14,458	12,220	28,953
(Loss) income before income taxes and earnings attributable to noncontrolling interests	(16,697)	(967)	1,326	(841)	(17,179)
Net (loss) income attributable to Sterling common stockholders	(16,992)	(2,542)	256	(1,124)	(20,402)
Net (loss) income per share attributable to Sterling common stockholders:
Basic	$(0.90)	$(0.13)	$0.01	$(1.01)	$(2.02)
Diluted	(0.90)	(0.13)	0.01	(1.01)	(2.02)

	2014 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$134,538	$194,806	$189,275	$153,611	$672,230
Gross profit	7,869	12,499	8,356	3,697	32,421
Income (loss) before income taxes and earnings attributable to noncontrolling interests	480	2,473	(1,671)	(5,875)	(4,593)
Net income (loss) attributable to Sterling common stockholders	205	1,200	(3,935)	(7,251)	(9,781)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.01	$0.07	$(0.21)	$(0.39)	$(0.54)
Diluted	0.01	0.07	(0.21)	(0.39)	(0.54)

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

The Company recorded downward percent-complete revisions to certain projects in the first quarter of 2015, largely related to construction projects in Texas, and there was unseasonably more rainfall during second quarter of 2015, also in Texas, which caused declines in productivity and unanticipated delays during this quarter.

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

F33