Form 10-K/A
period 2015-12-31
STERLING CONSTRUCTION CO INC
filed 2016-04-04
CIK 874238

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

Large accelerated filer [ ]	Accelerated filer [√]
Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No
Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2015: $74,202,960.
At March 4, 2016, the registrant had 19,773,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2016 are incorporated by reference into Part III of this Form 10-K

Explanatory Note

This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Original Filing") is being filed to correct certain inadvertent errors and omissions in the information and exhibits contained in the Exhibit List under Item 15 and in the Exhibit Index, as follows:

(a)	To remove Exhibit 10.1 of the Original Filing because it duplicates Exhibit 10.8.3 of the Original Filing.

(b)	To change the number of the second exhibit numbered 10.1.1 in the Original Filing to Exhibit 10.13 and to file the same.

(c)	To change the number of the second exhibit numbered 10.1.2 in the Original Filing to Exhibit 10.14 and to file the same.

(d)	To delete Exhibit 10.6 of the Original Filing because it has not been in effect for more than two years.

(e)	To correct certain incorporation by reference information in Exhibits 10.5.1 and 10.8.4 in the Original Filing.

(f)	To delete the incorporation by reference information in Exhibit 10.9.3 in the Original Filing and to file the same.

(g)	To list and file new exhibits numbered 10.13.1 and 10.15 through 10.21, a series of exhibits related to the Company's two 50%-owned affiliates that were omitted from the Original Filing.

No other changes have been made to the Original Filing.

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

Number	Exhibit Title
2.1.1	Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 3, 2009 (SEC File No. 1-31993)).
3.1	Certificate of Incorporation of Sterling Construction Company, Inc. as amended through May 9, 2014 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
3.2*	Bylaws of Sterling Construction Company, Inc. as amended through March 11, 2016.
4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1.1#	The Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.1.2#	2014 Sterling Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.2#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).
10.3*#	Standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors to be effective March 1, 2016.
10.4.9	Loan and Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.10	Term Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.11	Revolving Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).

10.4.12	Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Road and Highway Builders, LLC, and Myers & Sons Construction, L.P. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.13	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 3475 High River Road, Fort Worth Texas (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.14	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 5638 FM 1346, San Antonio, Texas (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.15	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent and Texas Sterling Construction Co. relating to 20810 Fernbush Ln., Houston, Texas (incorporated by reference to Exhibit 10.7 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.16	Intercreditor Agreement dated as of May 29, 2015 among Nations Equipment Finance, LLC, as administrative and collateral agent, Nations Fund I, LLC, and Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.5.1#	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on March 16, 2009 (SEC File No. 1-31993)).
10.5.2#	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.8.1#	Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013 (SEC File No. 1-31993)).
10.8.2#	Amendment to the Employment Agreement of Thomas R. Wright dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on September 29, 2014 (SEC File No. 1-31993)).
10.8.3#	Separation & Release Agreement executed on July 3, 2015 between Thomas R. Wright and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on July 7, 2015 (SEC File No. 1-31993)).

10.8.4#	Employment arrangement of Ronald A. Ballschmiede (incorporated by reference to the description contained in Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 12, 2015 (SEC File No. 1-31993)).
10.9.1#	Program Description — 2015 Short-Term Incentive Compensation Program & 2015 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993))
10.9.2#	Form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).
10.9.3#**	Amended form of Long-Term Incentive Program Award Agreement.
10.10#	Employment Agreement dated as of March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.11#	Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
10.12#	Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
10.13**	Call Option Agreement, dated as of May 29, 2015, by and between Clinton W. Myers, an individual, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc.
10.13.1**	Amendment No. 1 to the Call Option Agreement dated as of May 29, 2015 by and between Clinton W. Meyers, an individual, Clinton Charles Meyers, Trustee, and Sterling Construction Company, Inc.
10.14**	Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc.
10.15**	Fourth Amended and Restated Operating Agreement of Road and Highway Builders, LLC dated as of October 19, 2015.
10.15.1**	Amendment No. 1 to Fourth Amended and Restated Operating Agreement of Road and Highway Builders, LLC dated as of November 28, 2015.
10.16**	Second Amended and Restated Limited Partnership Agreement of Myers & Sons Construction, L.P. dated as of November 19, 2015.
10.17**	Secured Revolving Promissory Note made by Sterling Construction Company, Inc. dated March 11, 2016 payable to Road and Highway Builders, LLC and Myers & Sons Construction, L.P.
10.18**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 20800 Fernbush Lane, Houston, Texas.
10.19**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 5638 FM 1346, San Antonio, Texas.

10.20**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to St. Hedwig Road, San Antonio, Texas.
10.21**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 3475 High River Road, Fort Worth, Texas.
21	Subsidiaries of Sterling Construction Company, Inc.:

	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Texas Sterling – Banicki, JV LLC	Texas
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	RHB Properties, LLC	Nevada
	Road and Highway Builders of California, Inc.	California
	Sterling Hawaii Asphalt, LLC	Hawaii
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. LP	California
	J. Banicki Construction, Inc.	Arizona
	Myers & Sons Construction, L.P.	California
23.1*	Consent of Grant Thornton LLP.
31.1**	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2**	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello Chief Executive Officer, and Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
95.1*	Mine Safety Disclosure.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition LInkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement.

* Filed with the Original Filing.

** Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: April 4, 2016	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede,
Executive Vice President & Chief Financial Officer
(duly authorized officer)

Exhibit Index

Explanatory Note

Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company’s name was Oakhurst Company, Inc. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
2.1.1	Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 3, 2009 (SEC File No. 1-31993)).
3.1	Certificate of Incorporation of Sterling Construction Company, Inc. as amended through May 9, 2014 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
3.2*	Bylaws of Sterling Construction Company, Inc. as amended through March 11, 2016.
4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1.1#	The Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.1.2#	2014 Sterling Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.2#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).
10.3*#	Standard compensation arrangements for non-employee directors of Sterling Construction Company, Inc. adopted by the Board of Directors to be effective March 1, 2016.
10.4.9	Loan and Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.10	Term Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.11	Revolving Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).

10.4.12	Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Road and Highway Builders, LLC, and Myers & Sons Construction, L.P. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.13	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 3475 High River Road, Fort Worth Texas (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.14	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 5638 FM 1346, San Antonio, Texas (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.15	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent and Texas Sterling Construction Co. relating to 20810 Fernbush Ln., Houston, Texas (incorporated by reference to Exhibit 10.7 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.4.16	Intercreditor Agreement dated as of May 29, 2015 among Nations Equipment Finance, LLC, as administrative and collateral agent, Nations Fund I, LLC, and Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.5.1#	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on March 16, 2009 (SEC File No. 1-31993)).
10.5.2#	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.8.1#	Employment Agreement dated as of September 25, 2013 between Sterling Construction Company, Inc. and Thomas R. Wright (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013 (SEC File No. 1-31993)).
10.8.2#	Amendment to the Employment Agreement of Thomas R. Wright dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on September 29, 2014 (SEC File No. 1-31993)).
10.8.3#	Separation & Release Agreement executed on July 3, 2015 between Thomas R. Wright and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on July 7, 2015 (SEC File No. 1-31993)).

10.8.4#	Employment arrangement of Ronald A. Ballschmiede (incorporated by reference to the description contained in Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 12, 2015 (SEC File No. 1-31993)).
10.9.1#	Program Description — 2015 Short-Term Incentive Compensation Program & 2015 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993))
10.9.2#	Form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).
10.9.3#**	Amended form of Long-Term Incentive Program Award Agreement.
10.10#	Employment Agreement dated as of March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.11#	Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
10.12#	Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993))
10.13**	Call Option Agreement, dated as of May 29, 2015, by and between Clinton W. Myers, an individual, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc.
10.13.1**	Amendment No. 1 to the Call Option Agreement dated as of May 29, 2015 by and between Clinton W. Meyers, an individual, Clinton Charles Meyers, Trustee, and Sterling Construction Company, Inc.
10.14**	Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc.
10.15**	Fourth Amended and Restated Operating Agreement of Road and Highway Builders, LLC dated as of October 19, 2015.
10.15.1**	Amendment No. 1 to Fourth Amended and Restated Operating Agreement of Road and Highway Builders, LLC dated as of November 28, 2015.
10.16**	Second Amended and Restated Limited Partnership Agreement of Myers & Sons Construction, L.P. dated as of November 19, 2015.
10.17**	Secured Revolving Promissory Note made by Sterling Construction Company, Inc. dated March 11, 2016 payable to Road and Highway Builders, LLC and Myers & Sons Construction, L.P.
10.18**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 20800 Fernbush Lane, Houston, Texas.
10.19**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 5638 FM 1346, San Antonio, Texas.

10.20**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to St. Hedwig Road, San Antonio, Texas.
10.21**	Deed of Trust and Security Agreement dated March 11, 2016 between Texas Sterling Construction Co.; Road and Highway Builders, LLC; and Myers & Sons Construction, L.P. relating to 3475 High River Road, Fort Worth, Texas.
21	Subsidiaries of Sterling Construction Company, Inc.:

	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Texas Sterling – Banicki, JV LLC	Texas
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	RHB Properties, LLC	Nevada
	Road and Highway Builders of California, Inc.	California
	Sterling Hawaii Asphalt, LLC	Hawaii
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. LP	California
	J. Banicki Construction, Inc.	Arizona
	Myers & Sons Construction, L.P.	California
23.1*	Consent of Grant Thornton LLP.
31.1**	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2**	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello Chief Executive Officer, and Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
95.1*	Mine Safety Disclosure.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition LInkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement.

* Filed with the Original Filing.

** Filed with this Form 10-K/A.