Form 10-Q
period 2016-03-31
STERLING CONSTRUCTION CO INC
filed 2016-05-02
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At April 29, 2016, there were 19,768,724 shares outstanding of the issuer’s common stock, par value $0.01 per share.

1

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,919	$4,426
Contracts receivable, including retainage	94,758	82,112
Costs and estimated earnings in excess of billings on uncompleted contracts	28,188	26,905
Inventories	2,930	2,535
Receivables from and equity in construction joint ventures	8,316	12,930
Other current assets	4,627	6,013
Total current assets	153,738	134,921
Property and equipment, net	72,481	73,475
Goodwill	54,820	54,820
Other assets, net	2,968	2,949
Total assets	$284,007	$266,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,389	$58,959
Billings in excess of costs and estimated earnings on uncompleted contracts	39,083	30,556
Current maturities of long-term debt	4,857	4,856
Income taxes payable	67	67
Accrued compensation	9,395	5,977
Other current liabilities	4,572	3,896
Total current liabilities	121,363	104,311
Long-term liabilities:
Long-term debt, net of current maturities	27,273	15,324
Member’s interest subject to mandatory redemption and undistributed earnings	46,211	50,438
Other long-term liabilities	355	338
Total long-term liabilities	73,839	66,100
Commitments and contingencies (Note 5)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 19,768,724 and 19,753,170 shares issued	198	198
Additional paid in capital	188,534	188,147
Retained deficit	(99,828)	(92,500)
Total Sterling common stockholders’ equity	88,904	95,845
Noncontrolling interests	(99)	(91)
Total equity	88,805	95,754
Total liabilities and equity	$284,007	$266,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$126,567	$117,682
Cost of revenues	(122,737)	(124,518)
Gross profit (loss)	3,830	(6,836)
General and administrative expenses	(10,542)	(11,603)
Other operating income, net	246	1,761
Operating loss	(6,466)	(16,678)
Interest income	3	363
Interest expense	(873)	(382)
Loss before income taxes and earnings attributable to noncontrolling interests	(7,336)	(16,697)
Income tax expense	-	(3)
Net loss	(7,336)	(16,700)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	8	(292)
Net loss attributable to Sterling common stockholders	$(7,328)	$(16,992)

Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(0.37)	$(0.90)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	19,760,221	18,901,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss attributable to Sterling common stockholders	$(7,328)	$(16,992)
Net (loss) income attributable to noncontrolling interests included in equity	(8)	292
Other comprehensive income (loss), net of tax:
Realized loss from settlement of derivatives	-	50
Change in the effective portion of unrealized loss in fair market value of derivatives	-	(8)
Comprehensive loss	$(7,336)	$(16,658)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon-trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2016	19,753	$198	$188,147	$(92,500)	$(91)	$95,754
Net loss	-	-	-	(7,328)	(8)	(7,336)
Stock-based compensation	20	-	400	-	-	400
Other	(4)	-	(13)	-	-	(13)
Balance at March 31, 2016	19,769	$198	$188,534	$(99,828)	$(99)	$88,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(7,328)	$(16,992)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(8)	292
Net loss	(7,336)	(16,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,162	4,274
Loss (gain) on disposal of property and equipment	175	(759)
Stock-based compensation expense	400	158
Changes in operating assets and liabilities:
Contracts receivable	(12,646)	(15,712)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,283)	7,576
Inventories	(395)	1,886
Receivables from and equity in construction joint ventures	4,614	(545)
Other assets	297	2,069
Accounts payable	4,429	4,669
Billings in excess of costs and estimated earnings on uncompleted contracts	8,527	8,710
Accrued compensation and other liabilities	4,123	2,110
Member’s interest subject to mandatory redemption and undistributed earnings	(4,227)	(679)
Net cash provided by (used in) operating activities	840	(2,943)
Cash flows from investing activities:
Additions to property and equipment	(2,818)	(1,161)
Proceeds from sale of property and equipment	715	2,864
Net cash (used in) provided by investing activities	(2,103)	1,703
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	-	65,840
Cumulative daily repayments – Credit Facility	-	(69,672)
Cumulative repayments – equipment-based term loan and other	(1,298)	-
Cumulative drawdowns – equipment-based revolver	14,000	-
Cumulative repayments – equipment-based revolver	(900)	-
Other	(46)	(575)
Net cash provided by (used in) financing activities	11,756	(4,407)
Net increase (decrease) in cash and cash equivalents	10,493	(5,647)
Cash and cash equivalents at beginning of period	4,426	22,843
Cash and cash equivalents at end of period	$14,919	$17,196
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$820	$376
Cash paid during the period for income taxes	$-	$437
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$81	$588

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

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2016 and the results of operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K. These accounting policies include, but are not limited to, those related to:

•	revenue recognition
•	contracts receivable, including retainage
•	valuation of property and equipment, goodwill and other long-lived assets
•	income taxes
•	segment reporting

There have been no material changes to significant accounting policies since December 31, 2015.

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

Where the Company is a noncontrolling joint venture partner, and otherwise not required to consolidate the joint venture entity, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Refer to Note 7 for further information regarding the Company’s construction joint ventures.

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which it has a noncontrolling variable interest. Refer to Note 8 for further information regarding the Company’s consolidated VIE.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets (including goodwill) and income taxes. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.

Reclassification

Reclassifications have been made to historical financial data on our condensed consolidated financial statements to conform to our current year presentation.

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

Changes in estimated revenues and gross margin resulted in a net charge of $1.2 million and $12.0 million during the three months ended March 31, 2016 and 2015, respectively, included in “operating loss” on the condensed consolidated statements of operations.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, short-term contracts receivable, accounts payable, notes payable, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”), and a term loan (the “Term Loan”) with Nations (combined, the “Equipment-based Facility”).

The recorded values of cash and cash equivalents, restricted cash, short-term contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature.

Refer to Note 11 regarding the fair value of the Revolving Loan and the Term Loan and notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 12 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K).

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued its new stock compensation guidance in Accounting Standards Update (“ASU”) No. 2016-09 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has chosen to early adopt this guidance and chosen to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The result of adopting this guidance was immaterial to the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

2.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries and majority-owned joint ventures, as well as the Company’s VIE. Refer to Note 8 for more information regarding the Company’s consolidated VIE. At March 31, 2016, cash and cash equivalents included $0.6 million belonging to a majority-owned joint venture which generally cannot be used for purposes outside the joint venture.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheet as of March 31, 2016 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 5 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheet as of March 31, 2016 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

3.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2016	December 31, 2015

Construction equipment	$119,651	$114,724
Transportation equipment	18,652	18,056
Buildings	12,728	10,860
Office equipment	2,813	2,810
Leasehold improvement	894	894
Construction in progress	89	1,986
Land	3,509	4,257
Water rights	200	200
	158,536	153,787
Less accumulated depreciation	(86,055)	(80,312)
Total property and equipment, net	$72,481	$73,475

4.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense or (benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statements of operations.

The Company is not expecting a current federal tax liability due to sufficient net operating loss carry forwards. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. No current tax expense and a minimal tax expense were recorded for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of March 31, 2016 and December 31, 2015. Therefore, there has been no change in net deferred taxes for the three months ended March 31, 2016.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

5.	Commitments and Contingencies

The Company is required by our insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. Due to our Equipment-based Facility, we have cash collateralized the letter of credit, resulting in the cash being designated as restricted. Refer to Note 2 for more information on our restricted cash.

At March 31, 2016, the Company has recorded a legal reserve of $0.8 million as a result of a dispute between one of the Company’s wholly-owned subsidiaries and a subcontractor. The dispute is currently in arbitration and the Company has extended an offer of $0.8 million to settle the case. This amount was recorded in “other current liabilities” and as “cost of revenues” in our condensed consolidated balance sheets and statements of operations, respectively.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the condensed consolidated financial statements of the Company.

6.	Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

The amended agreements, as described in Note 2 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K, resulted in an obligation to purchase Mr. Buenting’s and Myers’ 50% members’ interest that the Company is certain to incur, either because of Mr. Buenting’s or Mr. Myers’ death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. The liability consists of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	6,211	10,438
Total liability	$46,211	$50,438

Earnings for the three months ended March 31, 2016 and 2015 were zero and $0.7 million, respectively, and were included in “Other operating income, net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$(91)	$7,462
Net (loss) income attributable to noncontrolling interest included in equity	(8)	292
Balance, end of period	$(99)	$7,754

Due to the events above, the Company’s subsidiaries with noncontrolling interest earnings are minimal.

7.	Construction Joint Ventures

The Company participates in various construction joint ventures. Generally, each construction joint venture is formed to construct a specific project and is jointly controlled by the joint venture partners. Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further information about our joint ventures. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2016	December 31, 2015
Total combined:
Current assets	$22,957	$17,312
Less current liabilities	(49,634)	(49,371)
Net assets	$(26,677)	$(32,059)
Backlog	$123,672	$35,113

Sterling’s noncontrolling interest in backlog	$53,818	$11,748
Sterling’s receivables from and equity in construction joint ventures	$8,316	$12,930

	Three Months Ended March 31,
	2016	2015
Total combined:
Revenues	$8,804	$13,006
Income before tax	535	2,413

Sterling’s noncontrolling interest:
Revenues	$3,780	$4,552
Income before tax	258	335

Approximately $54 million of the Company’s backlog at March 31, 2016 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Granite Construction Corporation, where the Company has a 49% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

8.	Variable Interest Entities

The Company owns a 50% interest in Myers, of which it is the primary beneficiary, and has consolidated Myers into the Company’s financial statements. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements included in the 2015 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$5,348	$3,226
Contracts receivable, including retainage	18,848	19,941
Other current assets	6,222	15,887
Total current assets	30,418	39,054
Property and equipment, net	10,249	10,080
Goodwill	1,501	1,501
Total assets	$42,168	$50,635
Liabilities:
Current liabilities:
Accounts payable	$16,499	$20,596
Other current liabilities	11,705	10,986
Total current liabilities	28,204	31,582
Long-term liabilities:
Other long-term liabilities	351	3,370
Total liabilities	$28,555	$34,952

	Three Months Ended March 31,
	2016	2015

Revenues	$26,943	$36,268
Operating income	194	582
Net income attributable to Sterling common stockholders	94	290

9.	Stock-Based Compensation

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2015 Form 10-K for further information. The Company recorded stock-based compensation expense of $0.4 million for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015.

At March 31, 2016, total unrecognized compensation cost related to unvested common stock awards was $2.8 million. This cost is expected to be recognized over a weighted average period of 2.1 years. At March 31, 2016, there were 0.8 million shares of common stock covered by outstanding unvested common stock.

10.	Net Loss per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but includes dilutive unvested stock using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net loss attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to Sterling common stockholders	$(7,328)	$(16,992)

Denominator:
Weighted average common shares outstanding — basic	19,760	18,902
Shares for dilutive unvested stock	-	-
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	19,760	18,902
Basic and diluted loss per share attributable to Sterling common stockholders	$(0.37)	$(0.90)

In accordance with the treasury stock method, 0.3 million and no shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

11.	Debt

Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Equipment-based Facility	$30,036	$17,957
Less deferred loan costs	(1,063)	(1,119)
Equipment-based Facility, net	28,973	16,838
Notes payable for transportation and construction equipment and other	3,157	3,342
	32,130	20,180

Current maturities of long-term debt	5,193	5,192
Less current deferred loan costs	(336)	(336)
Less current maturities of long-term debt, net	(4,857)	(4,856)
Total long-term debt	$27,273	$15,324

Equipment-based Facility

At March 31, 2016, the Company had a borrowing base of $30.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. At March 31, 2016, the Company had $13.1 million drawn on the revolving loan and $16.9 million of its term loan outstanding.

Fair Value

The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of March 31, 2016, the carrying values and fair values are as follows (amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Revolving Loan	$13,100	$-	$-	$-
Term Loan	16,936	16,863	17,957	17,957
Total Equipment-based Facility debt	$30,036	$16,863	$17,957	$17,957

The Revolving Loan’s fair value was not practicable to estimate at March 31, 2016 as the timing of cash drawdowns and repayments cannot be determined.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $3.2 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 7.13%. The fair value of these notes payable approximates their book value.

Interest Expense

Interest expense related to our Equipment-based Facility and other debt for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.4 million, respectively. The increase in interest expense was due to the increased interest rate on the Equipment-based Facility.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;

•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•	actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;

•	factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;

•	design/build contracts which subject us to the risk of design errors and omissions;

•	cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	our dependence on a limited number of significant customers;

•	adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;

•	the presence of competitors with greater financial resources or lower margin requirements than ours and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;

•	adverse economic conditions in our markets; and

•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) under “Item 1A. — Risk Factors.”

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

The forward-looking statements included in this Report are made only as of the date of this Report and we undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of after the date of this Report, except as may be required by applicable securities laws.

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

Market Outlook and Trends

Market outlook: Our core business is primarily driven by Federal and state funding. The recent passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. In addition, California is currently trying to pass a $3.6 billion per year transportation bill. See “Item 1. Business—Our Markets, Competition and Customers” in our 2015 Form 10-K for a more detailed discussion of our markets and their funding sources.

Bid discipline and project execution: To ensure that we take full advantage of the improved market conditions and maximize profitability we have completed an extensive evaluation of our projects’ historical success based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process, which along with the institution of common processes, we believe will enable us to focus our resources on the most beneficial projects and significantly reduce our risk. In addition, in order to strengthen these processes and capitalize further on the improved market conditions, we appointed a Chief Operating Officer late in the first quarter of 2016.

Backlog, backlog gross margin and gross margin trends:

	Dollars	Gross Margin in Backlog
	(amounts in thousands)
First quarter of 2016	$854,000	7.7%
Fourth quarter of 2015	$761,000	7.0%
Third quarter of 2015	$718,000	6.5%
Second quarter of 2015	$743,000	6.3%
First quarter of 2015	$745,000	6.0%

Our total margin in backlog has increased approximately 170 basis points, from 6.0% at March 31, 2015 to 7.7% at March 31, 2016. During the last two quarters, we have won approximately $390 million worth of new projects at an average margin of more than 8.5%. In addition, once we complete approximately $70 million worth of legacy projects with small or zero margins, we expect that our overall backlog margins will be in the 8.5% to 9.0% range by December 31, 2016. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Our gross margin has increased 8.8%, 5.6% and 3.8% from the first quarter of 2015 to the first quarter of 2016, from the fourth quarter of 2014 to the fourth quarter of 2015 and from the third quarter of 2014 to the third quarter of 2015, respectively. This increase is a result of the improving market conditions, our bid discipline and our improving project execution.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended March 31, 2016 and “Prior Quarter” refers to the three-month period ended March 31, 2015.

Summary of Financial Results for the Current Quarter

In the Current Quarter, we had an operating loss of $6.5 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $7.3 million, loss attributable to Sterling common stockholders of $7.3 million and net loss per diluted share attributable to Sterling common stockholders of $0.37.

Revenues for the Current Quarter increased 7.6% from the Prior Quarter. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of downward percent-complete revisions made to certain projects in the Prior Quarter, largely related to construction projects in Texas, and a $2.8 million out-of-period decrease in revenue that was recorded in the Prior Quarter as a result of our review of projects. Current Quarter revenues increased in almost all of our markets compared to the Prior Quarter. The largest increases were in our Utah and Colorado markets which were driven by increases in backlog and the timing of work performed.

Our gross margins increased to 3.0% in the Current Quarter as compared to a gross margin deficit of 5.8% in the Prior Quarter. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily the result of the Prior Quarter’s downward revision of gross profits related to construction projects in Texas. Current Quarter gross margin was adversely affected by a California project which recorded an additional loss of approximately $1.0 million. The majority of this loss was attributable to unfavorable developments relating to a subcontractor claim. This project was substantially completed at December 31, 2015. Excluding this claim, gross margin for the Current Quarter would have been approximately 3.8%.

The first quarter of our fiscal year incurs the greatest declines related to seasonality in both revenues and gross profit. Seasonality declines related to revenues are the result of heavy winter weather which in some cases results in work ceasing in the winter months, hinders productivity, or causes delays, on our projects in progress mainly in the northern or mountainous parts of our markets. Seasonality declines related to gross profits are the result of under-absorbed overhead due to the lower revenue volumes. Overhead rates are set for equipment usage hours and labor hours performed on projects based on expected total hours of equipment usage or expected total hours of work to be performed for the full year. In a period with low volume, the under-absorbed overhead amounts have an unfavorable effect on gross profit. Typically, a portion of this first quarter under-absorbed overhead is recovered in subsequent quarters when the activity levels are higher.

Results of Operations

Backlog at March 31, 2016

At March 31, 2016, our backlog of construction projects was $854 million, as compared to $761 million at December 31, 2015. Our contracts are typically completed in 12 to 36 months. At March 31, 2016 and December 31, 2015, approximately $68 million and $197 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at March 31, 2016 and December 31, 2015, were $922 million and $958 million, respectively. Backlog includes $54 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of operations for the Current Quarter as compared to the Prior Quarter

	Three Months Ended March 31,
	2016	2015	% Change
	(dollar amounts in thousands)
Revenues	$126,567	$117,682	7.6%
Gross profit (loss)	$3,830	$(6,836)	NM
General and administrative expenses	(10,542)	(11,603)	(9.1)
Other operating income, net	246	1,761	(86.0)
Operating loss	(6,466)	(16,678)	(61.2)
Interest income	3	363	(99.2)
Interest expense	(873)	(382)	NM
Loss before taxes and earnings attributable to noncontrolling interests	(7,336)	(16,697)	(56.1)
Income tax expense	-	(3)	NM
Net loss	(7,336)	(16,700)	(56.1)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	8	(292)	NM
Net loss attributable to Sterling common stockholders	$(7,328)	$(16,992)	(56.9)
Gross margin (deficit)	3.0%	(5.8)%	NM
Operating margin (deficit)	(5.1)%	(14.2)%	(64.1)

NM – Not meaningful.

	Amount as of
	March 31, 2016	December 31, 2015
Contract Backlog, end of period	$854,000	$761,000

Revenues

Revenues increased $8.9 million, or 7.6%, in the Current Quarter compared with the Prior Quarter. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of downward percent-complete revisions made to certain projects in the Prior Quarter, largely related to construction projects in Texas, and a $2.8 million out-of-period decrease in revenue that was recorded in the Prior Quarter as a result of our review of projects. Current Quarter revenues increased in almost all of our markets compared to the Prior Quarter. The largest increases were in our Utah and Colorado markets which were driven by increases in backlog and the timing of work performed.

Gross profit (loss)

Gross profit increased $10.7 million for the Current Quarter compared with the Prior Quarter. Gross margins increased to 3.0% in the Current Quarter from a gross margin deficit of 5.8% in the Prior Quarter. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily a result of the downward percent-complete revisions made to certain projects in the Prior Quarter, largely related to construction projects in Texas. Current Quarter gross margin was adversely affected by a California project which recorded an additional loss of approximately $1.0 million. The majority of this loss was attributable to unfavorable developments relating to a subcontractor claim. This project was substantially completed at December 31, 2015. Excluding this claim, gross margin for the Current Quarter would have been approximately 3.8%.

The first quarter of our fiscal year incurs the greatest declines related to seasonality in both revenues and gross profit. Seasonality declines related to revenues are the result of heavy winter weather which in some cases results in work ceasing in the winter months, hinders productivity, or causes delays, on our projects in progress mainly in the northern or mountainous parts of our markets. Seasonality declines related to gross profits are the result of under-absorbed overhead due to the lower revenue volumes. Overhead rates are set for equipment usage hours and labor hours performed on projects based on expected total hours of equipment usage or expected total hours of work to be performed for the full year. In a period with low volume, the under-absorbed overhead amounts have an unfavorable effect on gross profit. Typically, a portion of this first quarter under-absorbed overhead is recovered in subsequent quarters when the activity levels are higher.

At March 31, 2016 and 2015, we had approximately 121 and 125 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses decreased $1.1 million to $10.5 million during the Current Quarter from $11.6 million in the Prior Quarter. The decrease in the Current Quarter as compared to the Prior Quarter is primarily the result of certain non-recurring costs related to employee severance payments of $2.4 million in the Prior Quarter offset by an increase in certain employee and employee benefit costs in the Current Quarter.

As a percent of revenues, general and administrative expenses decreased 1.6% to 8.3% in the Current Quarter compared with 9.9% in the Prior Quarter. The decrease in general and administrative expenses, as a percentage of revenue, for the Current Quarter is primarily the result of the non-recurring employee severance costs paid in the Prior Quarter mentioned above, along with an increase in revenue.

Other operating income, net

Other operating income, net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense while losses are treated as income as earnings would increase the amount in our liability account “Members’ interest subject to mandatory redemption and undistributed earnings,” and losses would decrease this liability. The decrease of $1.6 million, to other operating income of $ 0.2 million in the Current Quarter from other operating income of $1.8 million in the Prior Quarter, is primarily the result of a decrease in Members’ interest earnings.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were zero and less than 1%, respectively. The Company is not expecting a current federal tax liability. We may incur current state tax liabilities in states in which we do not have sufficient net operating loss carry forwards. No current tax expense and a minimal tax expense were recorded for the Current and Prior Quarters, respectively. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$840	$(2,943)
Investing activities	(2,103)	1,703
Financing activities	11,756	(4,407)
Total increase (decrease) in cash and cash equivalents	$10,493	$(5,647)

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$14,919	$4,426
Working capital	$32,375	$30,610

Operating Activities.

During the Current Quarter, net cash provided by operating activities was $0.8 million compared to net cash used of $2.9 million in the Prior Quarter. The drivers of operating activities cash flows were primarily the result of our net loss discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) and the change in other assets as discussed below.

The significant non-cash items included in operating activities include depreciation and amortization expense, which were $4.2 million in the Current Quarter and $4.3 million in the Prior Quarter. Depreciation expense has decreased from the Prior Quarter to the Current Quarter as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at March 31, 2016 and December 31, 2015 and changes during the Current Quarter were as follows (amounts in thousands):

	March 31, 2016	December 31, 2015	Change
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,188	$26,905	$(1,283)
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,083)	(30,556)	8,527
Contracts in progress, net	(10,895)	(3,651)	7,244
Contracts receivable, including retainage	94,758	82,112	(12,646)
Receivables from and equity in construction joint ventures	8,316	12,930	4,614
Inventories	2,930	2,535	(395)
Accounts payable	(63,389)	(58,959)	4,430
Contract Capital, net	$31,720	$34,967	$3,247

The Current Quarter change in Contract Capital increased liquidity by $3.2 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Investing Activities.

During the Current Quarter, net cash used in investing activities was $2.1 million compared to net cash provided of $1.7 million in the Prior Quarter. The driver of investing activities cash flows were investments in capital equipment as discussed below.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $2.8 million for the Current Quarter. Proceeds from the sale of property and equipment totaled $0.7 million for the Current Quarter with an associated net loss of $0.2 million. For the Prior Quarter, expenditures totaled $1.2 million, while proceeds from the sale of property and equipment totaled $2.9 million with an associated net gain of $0.8 million. The level of expenditures in the Current Quarter increased by $1.6 million compared to the Prior Quarter. The minimal increase is a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

Financing Activities.

During the Current Quarter, net cash provided by financing activities was $11.8 million compared to cash used of $4.4 million in the Prior Quarter. The increase in cash provided by financing activities was a result of a net drawdown of $13.1 million of our Revolving Loan in the Current Quarter, compared to a net repayment of $3.8 million of our prior credit facility in the Prior Quarter.

Cash and Working Capital.

Cash at March 31, 2016, was $14.9 million, which increased based on the items mentioned above. Cash includes $5.3 million that was held by our VIE. Our working capital increased $1.8 million to $32.4 million at March 31, 2016 from $30.6 million at December 31, 2015 primarily due to our $7.3 million net loss attributable to Sterling common stockholders in the Current Quarter offset by our cash increase of $10.5 million.

Credit Facility and Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our Equipment-based Facility to finance our capital expenditures and working capital needs.

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its prior credit facility. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balance of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At March 31, 2016, the Company had a borrowing base of approximately $30.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. At March 31, 2016, we had $16.9 million outstanding on the Term Loan, $13.1 million drawn on the Revolving Loan.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ended June 30, 2016; and (ii) an increase of two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following two quarters. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. The outstanding Revolving Loan is payable in full on May 29, 2019.

The Equipment-based Facility is secured by all of the Company's personal property, including all of its construction equipment, which forms the basis of availability under the Revolving Loan. The Equipment-based Facility is also secured by specified equipment of the Company's 50%-owned affiliates, Road and Highway Builders, LLC and Myers & Sons Construction, L.P. pursuant to a separate security agreement with those entities. If a default occurs, Nations may exercise the Company's rights in the collateral, with all of the rights of a secured party under the Uniform Commercial Code, including, among other things, the right to sell the collateral at public or private sale.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to incur liens and encumbrances or dispose of a material portion of assets or merge with a third party.

Average borrowings under our Equipment-based Facility for the Current Quarter were $29.6 million and the largest amount of borrowings was $31.6 million from January 5, 2016 to January 31, 2016. Average combined borrowings under the prior credit facility and the Equipment-based Facility during the year ended December 31, 2015, were $25.9 million and the largest amount of borrowings was under the Equipment-based Facility of $34.6 million from June 5, 2015 to June 30, 2015.

Based on our average borrowings for 2015 and our 2016 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” in the 2015 Form 10-K for further discussion of liquidity related risks.

During the fiscal year 2015, we scrutinized our fleet of equipment in order to identify and sell underutilized and non-core assets. Additionally, we experienced an increase in our fourth quarter 2015 backlog along with several large project wins which we announced during the Current Quarter. We will be exploring additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market, including potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, refinancing our Equipment-based Facility, or a combination thereof. We expect to use proceeds from these initiatives to reduce a portion of our debt and for other working capital needs.

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

At March 31, 2016, there was approximately $124 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $54 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2016, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Equipment-based Facility does not bear interest at floating rates, so our results from operations are not impacted from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio as noted above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in Part I, Item 1A Risk Factors of our 2015 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 – March 31, 2016	2,571	(1)	$5.32	-	-

(1)	These shares were repurchased from an employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 5. Other Information

None.

Item 6. Exhibits

ExhibitNo.	Description

3*	Certificate of Incorporation of Sterling Construction Company, Inc., as amended through May 9, 2014 and as corrected

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 2, 2016	By: /s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date: May 2, 2016	By: /s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended March 31, 2016

Exhibit Index

Exhibit No.	Description

3*	Certificate of Incorporation of Sterling Construction Company, Inc., as amended through May 9, 2014 and as corrected

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	Filed herewith.

