Form 10-Q
period 2016-06-30
STERLING CONSTRUCTION CO INC
filed 2016-08-01
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At July 29, 2016, there were 25,002,964 shares outstanding of the issuer’s common stock, par value $0.01 per share.

1

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,635	$4,426
Contracts receivable, including retainage	106,595	82,112
Costs and estimated earnings in excess of billings on uncompleted contracts	35,391	26,905
Inventories	3,725	2,535
Receivables from and equity in construction joint ventures	7,365	12,930
Other current assets	5,428	6,013
Total current assets	201,139	134,921
Property and equipment, net	72,035	73,475
Goodwill	54,820	54,820
Other assets, net	2,968	2,949
Total assets	$330,962	$266,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79,853	$58,959
Billings in excess of costs and estimated earnings on uncompleted contracts	56,914	30,556
Current maturities of long-term debt	4,854	4,856
Income taxes payable	27	67
Accrued compensation	10,855	5,977
Other current liabilities	4,869	3,896
Total current liabilities	157,372	104,311
Long-term liabilities:
Long-term debt, net of current maturities	13,044	15,324
Member’s interest subject to mandatory redemption and undistributed earnings	49,260	50,438
Other long-term liabilities	389	338
Total long-term liabilities	62,693	66,100
Commitments and contingencies (Note 5)

Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 25,002,964 and 19,753,170 shares issued	250	198
Additional paid in capital	208,031	188,147
Retained deficit	(97,805)	(92,500)
Total Sterling common stockholders’ equity	110,476	95,845
Noncontrolling interests	421	(91)
Total equity	110,897	95,754
Total liabilities and equity	$330,962	$266,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$189,582	$177,425	$316,149	$295,107
Cost of revenues	(173,493)	(168,314)	(296,230)	(292,832)
Gross profit	16,089	9,111	19,919	2,275
General and administrative expenses	(9,104)	(9,598)	(19,646)	(21,201)
Other operating income (expense), net	(3,604)	325	(3,358)	2,086
Operating income (loss)	3,381	(162)	(3,085)	(16,840)
Interest income	1	69	4	432
Interest expense	(812)	(634)	(1,685)	(1,016)
Loss on extinguishment of debt	-	(240)	-	(240)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	2,570	(967)	(4,766)	(17,664)
Income tax expense	(27)	(28)	(27)	(31)
Net income (loss)	2,543	(995)	(4,793)	(17,695)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(520)	(1,547)	(512)	(1,839)
Net income (loss) attributable to Sterling common stockholders	$2,023	$(2,542)	$(5,305)	$(19,534)

Net income (loss) per share attributable to Sterling common stockholders:
Basic and diluted	$0.09	$(0.13)	$(0.25)	$(1.03)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	22,761,671	19,269,977	21,260,946	19,040,870
Diluted	22,958,551	19,269,977	21,260,946	19,040,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Sterling common stockholders	$2,023	$(2,542)	$(5,305)	$(19,534)
Net income attributable to noncontrolling interests included in equity	520	1,547	512	1,839
Other comprehensive income (loss), net of tax:
Realized loss from settlement of derivatives	-	33	-	83
Change in the effective portion of unrealized loss in fair market value of derivatives	-	8	-	-
Comprehensive income (loss)	$2,543	$(954)	$(4,793)	$(17,612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon- trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2016	19,753	$198	$188,147	$(92,500)	$(91)	$95,754
Net income (loss)	-	-	-	(5,305)	512	(4,793)
Stock-based compensation	79	-	805	-	-	805
Stock issued in equity offering, net of expense	5,175	52	19,092	-	-	19,144
Other	(4)	-	(13)	-	-	(13)
Balance at June 30, 2016	25,003	$250	$208,031	$(97,805)	$421	$110,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(5,305)	$(19,534)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	512	1,839
Net loss	(4,793)	(17,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,144	8,390
Gain on disposal of property and equipment	(274)	(999)
Stock-based compensation expense	805	489
Loss on extinguishment of debt	-	240
Changes in operating assets and liabilities:
Contracts receivable	(24,483)	(21,667)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,486)	7,900
Inventories	(1,190)	1,634
Receivables from and equity in construction joint ventures	5,565	(1,684)
Other assets	(504)	(570)
Accounts payable	20,894	8,967
Billings in excess of costs and estimated earnings on uncompleted contracts	26,358	9,488
Accrued compensation and other liabilities	5,877	(171)
Member’s interest subject to mandatory redemption and undistributed earnings	(1,178)	2,054
Net cash provided by (used in) operating activities	26,735	(3,624)
Cash flows from investing activities:
Additions to property and equipment	(6,070)	(3,267)
Proceeds from sale of property and equipment	1,394	3,278
Restricted cash used as collateral for letter of credit	-	(2,950)
Net cash used in investing activities	(4,676)	(2,939)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	-	110,378
Cumulative daily repayments – Credit Facility	-	(144,979)
Cash received– equipment-based term loan	-	20,000
Cumulative repayments – equipment-based term loan and other	(2,948)	-
Cumulative drawdowns – equipment-based revolver	19,000	14,550
Cumulative repayments – equipment-based revolver	(19,000)	-
Net proceeds from stock issued	19,144	-
Distributions to noncontrolling interest owners	--	(2,451)
Other	(46)	558
Net cash provided by (used in) financing activities	16,150	(1,944)
Net increase (decrease) in cash and cash equivalents	38,209	(8,507)
Cash and cash equivalents at beginning of period	4,426	22,843
Cash and cash equivalents at end of period	$42,635	$14,336
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,940	$749
Cash paid during the period for income taxes	$-	$542
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$511	$987

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

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2016 and the results of operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Changes in estimated revenues and gross margin resulted in a net gain of $0.7 million and a net charge of $0.5 million during the three months and six months ended June 30, 2016, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations. Changes in estimated revenues and gross margin resulted in a net gain of $0.9 million and a net charge of $11.2 million during the three months and six months ended June 30, 2015, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations.

Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. Revenue in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims. We have a Texas project where we are in the process of negotiating a claim. If negotiations are not successful, we intend to pursue legal avenues to resolve this claim. The claim is primarily related to a change in project timeline due to customer caused delays. The project began late in 2011 and was substantially completed in late 2014. We believe it will be resolved without a material adverse effect on our financial statements. However, claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, short-term contracts receivable, accounts payable, notes payable, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”) and a term loan (the “Term Loan”) with Nations (combined, the “Equipment-based Facility”).

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (forward-looking). Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. This new guidance is effective for public entities for annual reporting periods, beginning after December 15, 2019, including interim reporting periods therein. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

In April and May 2016, the FASB issued additional revenue recognition guidance in ASU No. 2016-12, No. 2016-11 and 2016-10 (Topic 606). All three of these standards provide implementation guidance and clarifications of ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2016-10 provides additional guidance on identifying performance obligations and licensing, ASU 2016-11 rescinds SEC guidance based on the previous revenue recognition standards and ASU 2016-12 relates to narrow-scope improvements and practical expedients. All of these amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued its new stock compensation guidance in ASU No. 2016-09 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has chosen to early adopt this guidance and chosen to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The result of adopting this guidance was immaterial to the Company’s condensed consolidated financial statements.

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

2.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries and majority-owned joint ventures, as well as the Company’s VIE. Refer to Note 8 for more information regarding the Company’s consolidated VIE. At June 30, 2016, cash and cash equivalents included $14.9 million belonging to a majority-owned joint venture which generally cannot be used for purposes outside the joint venture.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheets as of June 30, 2016 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 5 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheets as of June 30, 2016 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

3.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2016	December 31, 2015

Construction equipment	$121,735	$114,724
Transportation equipment	18,830	18,056
Buildings	12,728	10,860
Office equipment	2,878	2,810
Leasehold improvement	894	894
Construction in progress	225	1,986
Land	3,509	4,257
Water rights	200	200
	160,999	153,787
Less accumulated depreciation	(88,964)	(80,312)
Total property and equipment, net	$72,035	$73,475

4.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense or (benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statements of operations.

The Company is not expecting a current federal tax liability due to sufficient net operating loss carry forwards. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. A minimal tax expense was recorded for the three and six months ended June 30, 2016 and also for the three and six months ended June 30, 2015. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of June 30, 2016 and December 31, 2015. Therefore, there has been no change in net deferred taxes for the three and six months ended June 30, 2016.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

5.	Commitments and Contingencies

The Company is required by our insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. Due to the change to our Equipment-based Facility, we have cash collateralized the letter of credit, resulting in the cash being designated as restricted. Refer to Note 2 for more information on our restricted cash.

During the three and six months ended June 30, 2016, the Company recorded a legal reserve of $0.2 million and $1.0 million, respectively, as a result of a dispute between one of the Company’s wholly-owned subsidiaries and a subcontractor. These amounts were recorded in “other current liabilities” and as “cost of revenues” in our condensed consolidated balance sheets and statements of operations. The dispute was settled for $1.0 million during the second quarter of 2016 which eliminated the legal reserve recorded. This matter is now resolved in its entirety.

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

	June 30, 2016	December 31, 2015
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	9,260	10,438
Total liability	$49,260	$50,438

Earnings for the three and six months ended June 30, 2016 and 2015 were $3.9 million for both periods and remained flat and decreased $0.7 million, respectively. These amounts were included in “Other operating income, net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Six Months Ended June 30,
	2016	2015

Balance, beginning of period	$(91)	$7,462
Net income attributable to noncontrolling interest included in equity	512	1,839
Distributions to noncontrolling interest owners	-	(2,451)
Balance, end of period	$421	$6,850

Due to the events described in Note 2 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K, the Company’s subsidiaries with noncontrolling interest earnings are minimal.

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

	June 30, 2016	December 31, 2015
Total combined:
Current assets	$28,816	$17,312
Less current liabilities	(56,180)	(49,371)
Net assets	$(27,364)	$(32,059)
Backlog	$100,086	$35,113

Sterling’s noncontrolling interest in backlog	$46,407	$11,748
Sterling’s receivables from and equity in construction joint ventures	$7,365	$12,930

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total combined:
Revenues	$19,750	$27,986	$28,554	$40,992
Income before tax	1,379	2,664	1,913	5,077

Sterling’s noncontrolling interest:
Revenues	$7,684	$11,997	$11,464	$16,549
Income before tax	593	1,329	851	1,664

Approximately $46 million of the Company’s backlog at June 30, 2016 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Granite Construction Corporation, where the Company has a 49% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

8.	Variable Interest Entities

The Company owns a 50% interest in Myers & Sons Construction, L.P. (“Myers”), of which it is the primary beneficiary and has consolidated Myers into the Company’s financial statements. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements included in the 2015 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$8,676	$3,226
Contracts receivable, including retainage	21,624	19,941
Other current assets	7,809	15,887
Total current assets	38,109	39,054
Property and equipment, net	10,411	10,080
Goodwill	1,501	1,501
Total assets	$50,021	$50,635
Liabilities:
Current liabilities:
Accounts payable	$21,877	$20,596
Other current liabilities	12,418	10,986
Total current liabilities	34,295	31,582
Long-term liabilities:
Other long-term liabilities	321	3,370
Total liabilities	$34,616	$34,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$43,967	$54,323	$70,910	$90,591
Operating income	1,982	3,088	2,174	3,669
Net income attributable to Sterling common stockholders	989	1,543	1,083	1,833

9.	Stockholders’ Equity

Stock Offering

On May 9, 2016, the Company completed an underwritten public offering of 5,175,000 shares of the Company’s common stock, which included the full exercise of the sole underwriter’s over-allotment option, at a price to the public of $4.00 per share ($3.77 per share net of underwriting discounts). The net proceeds from the offering of $19.1 million, after deducting underwriting discounts and other offering expenses, were used for working capital, repayment of our indebtedness under the revolving loan portion of our Equipment-based Facility and for general corporate purposes.

Stock-Based Compensation

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2015 Form 10-K for further information.

During the three and six months ended June 30, 2016, the Company awarded a total of 20,000 and 79,240 shares of common stock, respectively, at a weighted-average grant date value of $4.36 per share, based on the closing price of the Company’s common stock on the date of issuance. The Company recorded stock-based compensation expense of $0.4 million and $0.8 million for the three months and six months ended June 30, 2016, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, total unrecognized compensation cost related to unvested common stock awards was $2.7 million. This cost is expected to be recognized over a weighted average period of 1.7 years. At June 30, 2016, there were 0.8 million shares of common stock covered by outstanding unvested common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Sterling common stockholders	$2,023	$(2,542)	$(5,305)	$(19,534)

Denominator:
Weighted average common shares outstanding — basic	22,762	19,270	21,261	19,041
Shares for dilutive unvested stock	197	-	-	-
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	22,959	19,270	21,261	19,041
Basic and diluted income (loss) per share attributable to Sterling common stockholders	$0.09	$(0.13)	$(0.25)	$(1.03)

In accordance with the treasury stock method, approximately 0.2 million shares of unvested common stock were excluded from the calculation of the diluted weighted average common shares outstanding for the six months ended June 30, 2016, as the Company incurred a loss during this period and the impact of such shares would have been antidilutive. In accordance with the treasury stock method, no shares and approximately 0.1 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2015, as the Company incurred a loss during that period and the impact of such shares would have been antidilutive.

11.	Debt

Debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Equipment-based Facility	$15,574	$17,957
Less deferred loan costs	(979)	(1,119)
Equipment-based Facility, net	14,595	16,838
Notes payable for transportation and construction equipment and other	3,303	3,342
	17,898	20,180

Current maturities of long-term debt	5,190	5,192
Less current deferred loan costs	(336)	(336)
Less current maturities of long-term debt, net	(4,854)	(4,856)
Total long-term debt	$13,044	$15,324

Equipment-based Facility

At June 30, 2016, the Company had a borrowing base of $27.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral.

Fair Value

The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of June 30, 2016, the carrying values and fair values are as follows (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Revolving Loan	$-	$-	$-	$-
Term Loan	15,574	15,513	17,957	17,957
Total Equipment-based Facility debt	$15,574	$15,513	$17,957	$17,957

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $3.3 million at both June 30, 2016 and December 31, 2015. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 7.13%. The fair value of these notes payable approximates their book value.

Interest Expense

Interest expense related to our Equipment-based Facility and other debt for the three and six months ended June 30, 2016 was $0.8 million and $1.7 million, respectively and $0.6 million and $1.0 million for the three and six months ended June 30, 2015, respectively. The increase in interest expense was due to the increased interest rate on the Equipment-based Facility.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;
•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•	actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;
•	factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;
•	design/build contracts which subject us to the risk of design errors and omissions;
•	cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;
•	our dependence on a limited number of significant customers;
•	adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;
•	the presence of competitors with greater financial resources or lower margin requirements than ours and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;
•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) under “Part I, Item 1A. Risk Factors.”

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

Backlog, backlog gross margin and gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Second quarter of 2016	$810,000	7.8%
First quarter of 2016	$854,000	7.7%
Fourth quarter of 2015	$761,000	7.0%
Third quarter of 2015	$718,000	6.5%
Second quarter of 2015	$743,000	6.3%

Our total margin in backlog has increased approximately 150 basis points, from 6.3% at June 30, 2015 to 7.8% at June 30, 2016. During the last two quarters, we have won approximately $255 million worth of new projects at an average margin of more than 8.5%. In addition, once we complete approximately $40 million worth of legacy projects with small or zero margins, we expect that our overall backlog margins will be in the 8.5% to 9.0% range by December 31, 2016. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Our gross margin has increased 66.7%, 8.8% and 5.6% from the second quarter of 2015 to the second quarter of 2016, from the first quarter of 2015 to the first quarter of 2016 and from the fourth quarter of 2014 to the fourth quarter of 2015, respectively. These increases are a result of the improving market conditions, our bid discipline and our improving project execution.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended June 30, 2016, “Prior Quarter” refers to the three-month period ended June 30, 2015, Current Period” refers to the six-month period ended June 30, 2016 and “Prior Period” refers to the six-month period ended June 30, 2015.

Summary of Financial Results for the Current Quarter and Current Period

In the Current Quarter and Current Period, we had operating income of $3.4 million and an operating loss of $3.1 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $2.6 million and a loss of $4.8 million, respectively, net income attributable to Sterling common stockholders of $2.0 million and a loss attributable to Sterling common stockholders of $5.3 million, respectively, and net income per diluted share attributable to Sterling common stockholders of $0.09 and a net loss per diluted share attributable to Sterling common stockholders of $0.25 million, respectively.

Revenues for the Current Quarter and Current Period increased 6.9 % and 7.1 % from the Prior Quarter and Prior Period, respectively. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of increased project activity in Nevada, Hawaii and Utah which was slightly offset with lower project activity in Texas as a result of heavy rainfall which caused flooding in the Houston and surrounding areas and the winding down of a large project in California which was ongoing in the Prior Quarter. The increase in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the Prior Period, largely related to construction projects in Texas and a $2.8 million out-of-period decrease in revenue that was recorded in the Prior Period as a result of our review of projects. Current Period revenues increased in-line with the Current Quarter results with increases in project activity largely in Nevada, Hawaii and Utah which was slightly offset with lower project activity in Texas as a result of heavy rainfall which caused flooding in the Houston and surrounding areas and the winding down of a large project in California which was ongoing in the Prior Period.

Our gross margins increased to 8.5% and 6.3% in the Current Quarter and Current Period, respectively, as compared to 5.1% and 0.8% in the Prior Quarter and Prior Period, respectively. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily related to the change in the project margin mix as we have less zero or near zero margin projects allowing us to burn off more profitable backlog. The increase in the gross margin during the Current Period as compared to the Prior Period is primarily a result of downward revision of gross profits related to construction projects in Texas in the Prior Period as well as improved project margin mix as noted above. Current Period gross margin was adversely affected by a California project which recorded an additional loss of approximately $1.0 million. This loss was attributable to unfavorable developments relating to a subcontractor claim. This project was substantially completed at December 31, 2015. Excluding this claim, gross margin for the Current Period would have been approximately 6.6%.

Results of Operations

Backlog at June 30, 2016

At June 30, 2016, our backlog of construction projects was $810 million, as compared to $761 million at December 31, 2015. Our contracts are typically completed in 12 to 36 months. At June 30, 2016 and December 31, 2015, approximately $109 million and $197 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at June 30, 2016 and December 31, 2015, were $919 million and $958 million, respectively. Backlog at June 30, 2016 includes $46 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollar amounts in thousands)
Revenues	$189,582	$177,425	6.9%	$316,149	$295,107	7.1%
Gross profit	$16,089	$9,111	76.6	$19,919	$2,275	NM
General and administrative expenses	(9,104)	(9,598)	(5.1)	(19,646)	(21,201)	(7.3)
Other operating income (expense), net	(3,604)	325	NM	(3,358)	2,086	NM
Operating income (loss)	3,381	(162)	NM	(3,085)	(16,840)	(81.7)
Interest income	1	69	(98.6)	4	432	(99.1)
Interest expense	(812)	(634)	28.1	(1,685)	(1,016)	65.8
Loss on extinguishment of debt	-	(240)	NM	-	(240)	NM
Income (loss) before taxes and earnings attributable to noncontrolling interests	2,570	(967)	NM	(4,766)	(17,664)	(73.0)
Income tax expense	(27)	(28)	NM	(27)	(31)	(12.9)
Net income (loss)	2,543	(995)	NM	(4,793)	(17,695)	(72.9)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(520)	(1,547)	(66.4)	(512)	(1,839)	(72.2)
Net income (loss) attributable to Sterling common stockholders	$2,023	$(2,542)	NM	$(5,305)	$(19,534)	(72.8)
Gross margin	8.5%	5.1%	66.7	6.3%	0.8%	NM
Operating margin (deficit)	1.8%	(0.1)%	NM	(1.0)%	(5.7)%	(82.5)

NM – Not meaningful.

Revenues

Revenues increased $12.2 million, or 6.9%, in the Current Quarter compared with the Prior Quarter and increased $21.0 million, or 7.1%, in the Current Period compared with the Prior Period. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of increased project activity in Nevada, Hawaii and Utah which was slightly offset with lower project activity in Texas as a result of heavy rainfall which caused flooding in the Houston and surrounding areas and the winding down of a large project in California which was ongoing in the Prior Quarter. The increase in the Current Period as compared to the Prior Period is primarily the result of downward percent-complete revisions made to certain projects in the Prior Period, largely related to construction projects in Texas and a $2.8 million out-of-period decrease in revenue that was recorded in the Prior Period as a result of our review of projects. Current Period revenues increased in line with the Current Quarter results with increases in project activity largely in Nevada, Hawaii and Utah which was slightly offset with lower project activity in Texas as a result of heavy rainfall which caused flooding in the Houston and surrounding areas and the winding down of a large project in California which was ongoing in the Prior Period.

Gross profit

Gross profit increased $7.0 million for the Current Quarter compared with the Prior Quarter and $17.6 million for the Current Period compared with the Prior Period. Our gross margins increased to 8.5% and 6.3% in the Current Quarter and Current Period, respectively, as compared to 5.1% and 0.8% in the Prior Quarter and Prior Period, respectively. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily related to the change in the project margin mix as we have less zero or near zero margin projects allowing us to burn off more profitable backlog. The increase in the gross margin during the Current Period as compared to the Prior Period is primarily a result of downward revision of gross profits related to construction projects in Texas in the Prior Period as well as improved project margin mix as noted above. Current Period gross margin was adversely affected by a California project which recorded an additional loss of approximately $1.0 million. This loss was attributable to unfavorable developments relating to a subcontractor claim. This project was substantially completed at December 31, 2015. Excluding this claim, gross margin for the Current Period would have been approximately 6.6%.

At June 30, 2016 and 2015, we had approximately 124 and 143 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. Revenue in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims. We have a Texas project where we are in the process of negotiating a claim. If negotiations are not successful, we intend to pursue legal avenues to resolve this claim. The claim is primarily related to a change in project timeline due to customer caused delays. The project began late in 2011 and was substantially completed in late 2014. We believe it will be resolved without a material adverse effect on our financial statements. However, claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

General and administrative expenses

General and administrative expenses decreased $0.5 million to $9.1 million during the Current Quarter from $9.6 million in the Prior Quarter and decreased $1.6 million to $19.6 million during the Current Period from $21.2 million in the Prior Period. The decrease in the Current Quarter compared to the Prior Quarter is primarily the result of a decrease in employee benefit costs. The decrease in the Current Period as compared to the Prior Period is primarily the result of certain non-recurring costs related to employee severance payments of $2.4 million in the Prior Period offset by an increase in certain employee and employee benefit costs in the Current Period.

As a percent of revenues, general and administrative expenses decreased 0.6% to 4.8% and 1.0% to 6.2% in the Current Quarter and Current Period, respectively, compared with 5.4% and 7.2% in the Prior Quarter and Prior Period, respectively. The decrease in general and administrative expenses, as a percentage of revenue, for the Current Quarter and Current Period is primarily the result of the decrease in employee benefit costs and the non-recurring employee severance costs paid in the Prior Period as mentioned above, along with an increase in revenue in both periods.

Other operating income (expense), net

Other operating income (expense), net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increases our liability account “Members’ interest subject to mandatory redemption and undistributed earnings.” The change in other operating income (expense), net was primarily due to increased Members’ interest expense of $3.9 million for the Current Quarter and the Current Period and $0.7 million for the Prior Quarter and Prior Period.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were less than 1%. The Company is not expecting a current federal tax liability. We may incur current state tax liabilities in states in which we do not have sufficient net operating loss carry forwards. A minimal tax expense was recorded for the Current and Prior Quarters. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$26,735	$(3,624)
Investing activities	(4,676)	(2,939)
Financing activities	16,150	(1,944)
Total increase (decrease) in cash and cash equivalents	$38,209	$(8,507)

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$42,635	$4,426
Working capital	$43,767	$30,610

Operating Activities.

During the Current Period, net cash provided by operating activities was $26.7 million compared to net cash used of $3.6 million in the Prior Period. The drivers of operating activities cash flows were primarily the result of our net loss discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.

The significant non-cash items included in operating activities include depreciation and amortization expense, which were $8.1 million in the Current Period and $8.4 million in the Prior Period. Depreciation expense has decreased from the Prior Period to the Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at June 30, 2016 and December 31, 2015 and changes during the Current Period were as follows (amounts in thousands):

	June 30, 2016	December 31, 2015	Change
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,391	$26,905	$(8,486)
Billings in excess of costs and estimated earnings on uncompleted contracts	(56,914)	(30,556)	26,358
Contracts in progress, net	(21,523)	(3,651)	20,028
Contracts receivable, including retainage	106,595	82,112	(24,483)
Receivables from and equity in construction joint ventures	7,365	12,930	5,565
Inventories	3,725	2,535	(1,190)
Accounts payable	(79,853)	(58,959)	18,738
Contract Capital, net	$16,309	$34,967	$18,658

The Current Period change in Contract Capital increased liquidity by $18.7 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Investing Activities.

During the Current Period, net cash used in investing activities was $4.7 million compared to $2.9 million in the Prior Period. The primary driver of investing activities cash flows was investments in capital equipment as discussed below.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $6.1 million for the Current Period. Proceeds from the sale of property and equipment totaled $1.4 million for the Current Period with an associated net gain of $0.3 million. For the Prior Period, expenditures totaled $3.3 million, while proceeds from the sale of property and equipment totaled $3.3 million with an associated net gain of $1.0 million. The level of expenditures in the Current Period increased by $2.8 million compared to the Prior Period. This increase was the result of the need to replace and expand our construction fleet in strategic areas of our markets in order to position ourselves to take advantage of our growing backlog in those areas.

Financing Activities.

During the Current Period, net cash provided by financing activities was $16.2 million compared to cash used of $1.9 million in the Prior Period. The increase in cash provided by financing activities was primarily a result of net proceeds of $19.1 million received from the issuance of common stock, compared to a net repayment of $34.6 million of our prior credit facility offset by a drawdown of our Equipment-based Facility of the same amount and $2.5 million of distributions to noncontrolling interest owners in the Prior Period.

Cash and Working Capital.

Cash at June 30, 2016, was $42.6 million, which increased based on the items mentioned above. Cash includes $8.7 million that was held by our VIE and $14.9 million belonging to a majority-owned joint venture which generally cannot be used for purposes outside the joint venture. Our working capital increased $13.2 million to $43.8 million at June 30, 2016 from $30.6 million at December 31, 2015, primarily due to our $18.7 million increase in contract capital in the Current Period offset by our net loss attributable to Sterling common stockholders of $5.3 million in the Current Period.

Credit Facility and Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our Equipment-based Facility to finance our capital expenditures and working capital needs.

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations Fund I, LLC and Nations Equipment Finance, LLC, as the administrative agent and collateral agent for the lender (“Nations”), consisting of a $20.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (the “Revolving Loan” and combined with the Term Loan, the “Equipment-based Facility”), which replaced its prior credit facility. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balance of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At June 30, 2016, the Company had a borrowing base of approximately $27.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. At June 30, 2016, we had $15.6 million outstanding on the Term Loan and no outstanding balance on the Revolving Loan.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ended June 30, 2016; and (ii) an increase of two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following two quarters. There have been no interest rate changes during the three and six months ended June 30, 2016. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. The outstanding Revolving Loan is payable in full on May 29, 2019.

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

Average borrowings under our Equipment-based Facility for the Current Quarter and Current Period were $22.8 million and $26.2 million, respectively, and the largest amount of borrowings was $31.6 million from January 5, 2016 to January 31, 2016. Average combined borrowings under the prior credit facility and the Equipment-based Facility during the year ended December 31, 2015, were $25.9 million and the largest amount of borrowings was under the Equipment-based Facility of $34.6 million from June 5, 2015 to June 30, 2015.

Based on our average borrowings for 2015 and our 2016 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Part I, Item 1A. Risk Factors” in the 2015 Form 10-K for further discussion of liquidity related risks.

On May 9, 2016, the Company completed an underwritten public offering of 5,175,000 shares of the Company’s common stock, which included the full exercise of the sole underwriter’s over-allotment option, at a price to the public of $4.00 per share ($3.77 per share net of underwriting discounts). The net proceeds from the offering of $19.1 million, after deducting underwriting discounts and other offering expenses, were used for working capital, repayment of our indebtedness under the revolving loan portion of our Equipment-based Facility and for general corporate purposes.

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

At June 30, 2016, there was approximately $100 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $46 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2016, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Equipment-based Facility does not bear interest at floating rates, so our results from operations are not impacted from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio as noted above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.”

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: August 1, 2016	By: /s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date: August 1, 2016	By: /s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended June 30, 2016

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

