Form 10-Q
period 2016-09-30
STERLING CONSTRUCTION CO INC
filed 2016-10-31
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [ ] Accelerated filer [√] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At October 28, 2016, there were 25,002,964 shares outstanding of the issuer’s common stock, par value $0.01 per share.

1

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,021	$4,426
Contracts receivable, including retainage	105,415	82,112
Costs and estimated earnings in excess of billings on uncompleted contracts	31,989	26,905
Inventories	4,000	2,535
Receivables from and equity in construction joint ventures	9,469	12,930
Other current assets	6,170	6,013
Total current assets	200,064	134,921
Property and equipment, net	70,363	73,475
Goodwill	54,820	54,820
Other assets, net	2,968	2,949
Total assets	$328,215	$266,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,861	$58,959
Billings in excess of costs and estimated earnings on uncompleted contracts	61,896	30,556
Current maturities of long-term debt	4,653	4,856
Income taxes payable	63	67
Accrued compensation	10,412	5,977
Other current liabilities	5,545	3,896
Total current liabilities	159,430	104,311
Long-term liabilities:
Long-term debt, net of current maturities	6,952	15,324
Member’s interest subject to mandatory redemption and undistributed earnings	46,466	50,438
Other long-term liabilities	911	338
Total long-term liabilities	54,329	66,100
Commitments and contingencies (Note 5)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 25,002,964 and 19,753,170 shares issued	250	198
Additional paid in capital	208,435	188,147
Retained deficit	(95,390)	(92,500)
Total Sterling common stockholders’ equity	113,295	95,845
Noncontrolling interests	1,161	(91)
Total equity	114,456	95,754
Total liabilities and equity	$328,215	$266,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$205,629	$176,000	$521,778	$471,107
Cost of revenues	(188,597)	(161,542)	(484,827)	(454,374)
Gross profit	17,032	14,458	36,951	16,733
General and administrative expenses	(9,575)	(11,119)	(29,221)	(32,320)
Other operating income (expense), net	(3,785)	(958)	(7,143)	1,128
Operating income (loss)	3,672	2,381	587	(14,459)
Interest income	15	32	19	464
Interest expense	(491)	(1,087)	(2,176)	(2,103)
Loss on extinguishment of debt	-	-	-	(240)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	3,196	1,326	(1,570)	(16,338)
Income tax (expense) benefit	(41)	39	(68)	8
Net income (loss)	3,155	1,365	(1,638)	(16,330)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(740)	(1,109)	(1,252)	(2,948)
Net income (loss) attributable to Sterling common stockholders	$2,415	$256	$(2,890)	$(19,278)

Net income (loss) per share attributable to Sterling common stockholders:
Basic and diluted	$0.10	$0.01	$(0.12)	$(1.00)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	25,002,964	19,627,674	23,914,688	19,269,123
Diluted	25,364,881	19,627,674	23,914,688	19,269,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Sterling common stockholders	$2,415	$256	$(2,890)	$(19,278)
Net income attributable to noncontrolling interests included in equity	740	1,109	1,252	2,948
Other comprehensive income (loss), net of tax:
Realized loss from settlement of derivatives	-	24	-	107
Change in the effective portion of unrealized loss in fair market value of derivatives	-	(6)	-	(6)
Comprehensive income (loss)	$3,155	$1,383	$(1,638)	$(16,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon- trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2016	19,753	$198	$188,147	$(92,500)	$(91)	$95,754
Net income (loss)	-	-	-	(2,890)	1,252	(1,638)
Stock-based compensation	79	-	1,211	-	-	1,211
Stock issued in equity offering, net of expense	5,175	52	19,090	-	-	19,142
Other	(4)	-	(13)	-	-	(13)
Balance at September 30, 2016	25,003	$250	$208,435	$(95,390)	$1,161	$114,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(2,890)	$(19,278)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,252	2,948
Net loss	(1,638)	(16,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,097	12,479
Gain on disposal of property and equipment	(255)	(1,205)
Stock-based compensation expense	1,211	1,319
Loss on extinguishment of debt	-	240
Changes in operating assets and liabilities:
Contracts receivable	(23,303)	(20,770)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,084)	10,116
Inventories	(1,465)	4,821
Receivables from and equity in construction joint ventures	3,461	(1,936)
Other assets	(1,246)	9,318
Accounts payable	17,902	7,291
Billings in excess of costs and estimated earnings on uncompleted contracts	31,340	7,400
Accrued compensation and other liabilities	6,662	4,230
Member’s interest subject to mandatory redemption and undistributed earnings	(3,972)	1,101
Net cash provided by operating activities	35,710	3,492
Cash flows from investing activities:
Additions to property and equipment	(8,852)	(7,086)
Proceeds from sale of property and equipment	2,187	5,859
Restricted cash	-	(4,945)
Net cash used in investing activities	(6,665)	(6,172)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	-	112,848
Cumulative daily repayments – Credit Facility	-	(147,450)
Cash received– equipment-based term loan	-	18,980
Cumulative repayments – equipment-based term loan and other	(9,546)	-
Cumulative drawdowns – equipment-based revolver	19,000	13,100
Cumulative repayments – equipment-based revolver	(19,000)	-
Net proceeds from stock issued	19,142	-
Distributions to noncontrolling interest owners	-	(3,402)
Other	(46)	(2,751)
Net cash provided by (used in) financing activities	9,550	(8,675)
Net increase (decrease) in cash and cash equivalents	38,595	(11,355)
Cash and cash equivalents at beginning of period	4,426	22,843
Cash and cash equivalents at end of period	$43,021	$11,488
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,429	$1,893
Cash paid during the period for income taxes	$5	$547
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$735	$1,161

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

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2016 and the results of operations and cash flows for the periods presented. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

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

Changes in estimated revenues and gross margin resulted in a net charge of $0.6 million and a net charge of $1.1 million during the three months and nine months ended September 30, 2016, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations. Changes in estimated revenues and gross margin resulted in a net charge of $1.1 million and $12.3 million during the three months and nine months ended September 30, 2015, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations for which we have customer approval for a change of scope but a price change associated with the scope change has not yet been agreed upon. Costs associated with unapproved change orders are included in the estimated costs to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

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

The Company has projects where we are in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with our customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders with pending change order pricing or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to our customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $2.4 million, $9.1 million and $3.9 million, respectively, at September 30, 2016, and $1.6 million, $5.2 million and $3.9 million, respectively, at December 31, 2015, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) No. 2016-15 (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses specific cash flow issues with the objective of reducing existing diversity in practice. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued guidance in ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (forward-looking). Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. This new guidance is effective for public entities for annual reporting periods, beginning after December 15, 2019, including interim reporting periods therein. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

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

2.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly owned subsidiaries, as well as cash held by majority owned subsidiaries, construction joint ventures, and the Company’s VIE that we consolidate. Refer to Note 8 for more information regarding the Company’s consolidated VIE. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures. At September 30, 2016 and December 31, 2015, cash and cash equivalents included $14.1 million and a minimal amount, respectively, belonging to a majority-owned joint venture which generally cannot be used for purposes outside the joint venture.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 5 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balances sheet as of September 30, 2016 and December 31, 2015, which represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

3.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2016	December 31, 2015

Construction equipment	$121,371	$114,724
Transportation equipment	18,924	18,056
Buildings	12,771	10,860
Office equipment	3,041	2,810
Leasehold improvement	915	894
Construction in progress	96	1,986
Land	3,509	4,257
Water rights	200	200
	160,827	153,787
Less accumulated depreciation	(90,464)	(80,312)
Total property and equipment, net	$70,363	$73,475

4.	Income Taxes

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense (or benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the condensed consolidated statements of operations.

The Company is not expecting a current federal tax liability due to sufficient net operating loss carry forwards. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. A minimal tax expense was recorded for the three and nine months ended September 30, 2016 and a minimal tax benefit was recorded for the three and nine months ended September 30, 2015. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences.

The Company’s deferred tax expense (or benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of September 30, 2016 and December 31, 2015. Therefore, there has been no change in net deferred taxes for the three and nine months ended September 30, 2016.

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

During the first six months of 2016, the Company recorded a legal reserve of $1.0 million as a result of a dispute between one of the Company’s wholly-owned subsidiaries and a subcontractor. This amount was recorded as “cost of revenues” in our condensed statements of operations and was settled for $1.0 million during the second quarter of 2016. This matter is now resolved in its entirety.

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the condensed consolidated financial statements of the Company.

6.	Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

The amended agreements, as described in Note 2 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K, resulted in an obligation to purchase Mr. Buenting’s and Myers’ 50% members’ interest that the Company is certain to incur, either because of Mr. Buenting’s or Mr. Myers’ death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. The liability consists of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	6,466	10,438
Total liability	$46,466	$50,438

Earnings for the three and nine months ended September 30, 2016 were $3.4 million and $7.3 million, respectively and $1.5 million and $0.8 million for the three and nine months ended September 30, 2015. These amounts were included in “Other operating income, net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015

Balance, beginning of period	$(91)	$7,462
Net income attributable to noncontrolling interest included in equity	1,252	2,948
Distributions to noncontrolling interest owners	-	(3,402)
Balance, end of period	$1,161	$7,008

Net income attributable to noncontrolling interests for the nine months ended September 30, 2016, is primarily from the Company’s majority-owned construction joint venture. Due to the events described in Note 2 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K, the Company’s subsidiaries with noncontrolling interest earnings are less than the earnings in the prior year period.

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

	September 30, 2016	December 31, 2015
Total combined:
Current assets	$26,893	$17,312
Less current liabilities	(51,181)	(49,371)
Net assets	$(24,288)	$(32,059)
Backlog	$125,850	$35,113

Sterling’s noncontrolling interest in backlog	$60,947	$11,748
Sterling’s receivables from and equity in construction joint ventures	$9,469	$12,930

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total combined:
Revenues	$15,520	$9,458	$44,074	$50,450
Income before tax	1,925	808	3,838	5,866

Sterling’s portion of noncontrolling interest:
Revenues	$6,103	$3,437	$17,567	$19,986
Income before tax	519	357	1,370	2,021

Approximately $61 million of the Company’s backlog at September 30, 2016 was attributable to projects being performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Granite Construction Corporation, where the Company has a 49% interest.

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

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$2,074	$3,226
Contracts receivable, including retainage	25,107	19,941
Other current assets	10,052	15,887
Total current assets	37,233	39,054
Property and equipment, net	10,279	10,080
Goodwill	1,501	1,501
Total assets	$49,013	$50,635
Liabilities:
Current liabilities:
Accounts payable	$25,907	$20,596
Other current liabilities	11,541	10,986
Total current liabilities	37,448	31,582
Long-term liabilities:
Other long-term liabilities	425	3,370
Total liabilities	$37,873	$34,952

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$50,739	$43,444	$121,649	$134,035
Operating income	2,720	2,216	4,894	5,885
Net income attributable to Sterling common stockholders	1,357	1,108	2,440	2,941

9.	Stockholders’ Equity

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

During the three and nine months ended September 30, 2016, the Company awarded a total of zero and 79,240 shares of common stock, respectively, at a weighted-average grant date value of zero and $4.36 per share, respectively, based on the closing price of the Company’s common stock on the date of award. The Company recorded stock-based compensation expense of $0.4 million and $1.2 million for the three months and nine months ended September 30, 2016, respectively, and $0.8 million and $1.3 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, total unrecognized compensation cost related to unvested common stock awards was $2.3 million. This cost is expected to be recognized over a weighted average period of 1.5 years. At September 30, 2016, there were 0.8 million shares of common stock covered by outstanding unvested common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Sterling common stockholders	$2,415	$256	$(2,890)	$(19,278)

Denominator:
Weighted average common shares outstanding — basic	25,003	19,628	23,915	19,269
Shares for dilutive unvested stock	362	-	-	-
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	25,365	19,628	23,915	19,269
Basic and diluted income (loss) per share attributable to Sterling common stockholders	$0.10	$0.01	$(0.12)	$(1.00)

In accordance with the treasury stock method, zero and approximately 0.3 million shares of unvested common stock were excluded from the calculation of the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2016, as the Company incurred a loss during the nine month period and the impact of such shares would have been antidilutive. In accordance with the treasury stock method, 0.2 million and 0.4 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015, as the assumed proceeds related to these shares would purchase more shares than the unvested shares outstanding resulting in anti-dilution.

11.	Debt

Debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Equipment-based Facility	$9,553	$17,957
Less deferred loan costs	(891)	(1,119)
Equipment-based Facility, net	8,662	16,838
Notes payable for transportation and construction equipment and other	2,943	3,342
	11,605	20,180

Current maturities of long-term debt	5,009	5,192
Less current deferred loan costs	(356)	(336)
Less current maturities of long-term debt, net	(4,653)	(4,856)
Total long-term debt	$6,952	$15,324

Equipment-based Facility

At September 30, 2016, the Company had a borrowing base of $27.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral.

During the three months ended September 30, 2016 the Company prepaid $5 million of the principal balance of our Term Loan and paid approximately $0.2 million as a prepayment fee which was recorded as “interest expense” in our condensed consolidated statement of operations.

Fair Value

The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of September 30, 2016, the carrying values and fair values are as follows (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Revolving Loan	$-	$-	$-	$-
Term Loan	9,553	9,527	17,957	17,957
Total Equipment-based Facility debt	$9,553	$9,527	$17,957	$17,957

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $2.9 million at September 30, 2016 and $3.3 million at December 31, 2015. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 7.13%. The fair value of these notes payable approximates their book value.

Interest Expense

Interest expense related to our Equipment-based Facility and other debt for the three and nine months ended September 30, 2016 was $0.5 million and $2.2 million, respectively, and $1.1 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. The decrease in interest expense for the three months ended September 30, 2016 was due to the decreased debt outstanding during the period. The slight increase in interest expense for the nine months ended September 30, 2016, was due to the prepayment fee discussed above and the higher interest rate on the Equipment-based Facility compared to the interest rate on our prior credit facility.

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

Market Outlook and Trends

Market outlook: Our core business is primarily driven by Federal and state funding. The late 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. In addition, California is currently trying to pass a $3.6 billion per year transportation bill. See “Item 1. Business—Our Markets, Competition and Customers” in our 2015 Form 10-K for a more detailed discussion of our markets and their funding sources.

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

Backlog, backlog gross margin and gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Third quarter of 2016	$820,000	8.0%
Second quarter of 2016	$810,000	7.8%
First quarter of 2016	$854,000	7.7%
Fourth quarter of 2015	$761,000	7.0%
Third quarter of 2015	$718,000	6.5%

Our total margin in backlog has increased approximately 150 basis points, from 6.5% at September 30, 2015 to 8.0% at September 30, 2016. During the nine months ended September 30, 2016, we have won approximately $455 million worth of new projects at an average margin of more than 8.5%. In addition, once we complete approximately $21 million worth of legacy projects with small or zero margins, we expect that our overall backlog margins to continue to increase and will be in the 8.0% to 8.5% range by December 31, 2016. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Our gross margin has increased 1.2%, 66.7% and 8.8% from the third quarter of 2015 to the third quarter of 2016, from the second quarter of 2015 to the second quarter of 2016 and from the first quarter of 2015 to the first quarter of 2016, respectively. These increases are a result of the improving market conditions, our bid discipline and our improving project execution.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended September 30, 2016, “Prior Quarter” refers to the three-month period ended September 30, 2015, Current Period” refers to the nine-month period ended September 30, 2016 and “Prior Period” refers to the nine-month period ended September 30, 2015.

Summary of Financial Results for the Current Quarter and Current Period

In the Current Quarter and Current Period, we had operating income of $3.7 million and $0.6 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $3.2 million and a loss of $1.6 million, respectively, net income attributable to Sterling common stockholders of $2.4 million and a loss attributable to Sterling common stockholders of $2.9 million, respectively, and net income per diluted share attributable to Sterling common stockholders of $0.10 and a net loss per diluted share attributable to Sterling common stockholders of $0.12, respectively.

Results of Operations

Backlog

At September 30, 2016, our backlog of construction projects was $820 million, as compared to $761 million at December 31, 2015. Our contracts are typically completed in 12 to 36 months. At September 30, 2016 and December 31, 2015, approximately $94 million and $197 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at September 30, 2016 and December 31, 2015, was $914 million and $958 million, respectively. Backlog at September 30, 2016 includes $61 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollar amounts in thousands)
Revenues	$205,629	$176,000	16.8%	$521,778	$471,107	10.8%
Gross profit	$17,032	$14,458	17.8	$36,951	$16,733	NM
General and administrative expenses	(9,575)	(11,119)	(13.9)	(29,221)	(32,320)	(9.6)
Other operating income (expense), net	(3,785)	(958)	NM	(7,143)	1,128	NM
Operating income (loss)	3,672	2,381	54.2	587	(14,459)	NM
Interest income	15	32	(53.1)	19	464	(95.9)
Interest expense	(491)	(1,087)	(54.8)	(2,176)	(2,103)	3.5
Loss on extinguishment of debt	-	-	NM	-	(240)	NM
Income (loss) before taxes and earnings attributable to noncontrolling interests a	3,196	1,326	NM	(1,570)	(16,338)	(90.4)
Income tax (expense) benefit	(41)	39	NM	(68)	8	NM
Net income (loss)	3,155	1,365	NM	(1,638)	(16,330)	(90.0)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(740)	(1,109)	(33.3)	(1,252)	(2,948)	(57.5)
Net income (loss) attributable to Sterling common stockholders	$2,415	$256	NM	$(2,890)	$(19,278)	(85.0)
Gross margin	8.3%	8.2%	1.2	7.1%	3.6%	97.2
Operating margin (deficit)	1.8%	1.4%	28.6	0.1%	(3.1)%	NM

NM – Not meaningful.

Revenues

Revenues increased $29.6 million, or 16.8%, in the Current Quarter compared with the Prior Quarter and increased $50.7 million, or 10.8%, in the Current Period compared with the Prior Period. As our markets continue to improve, so has the trend of increasing backlog which increased $102 million from September 30, 2015 to September 30, 2016. This trend has contributed to the increased execution of projects and has favorably affected revenues in both the Current Quarter and Current Period. Specifically, the increase in revenues during the Current Quarter as compared to the Prior Quarter is primarily the result of increased project activity in nearly all of our markets which resulted in a $35.0 million increase, offset by a $5.4 million decrease in Texas. The Texas decrease is primarily due to the slower ramp up of new work driven by owner delays. The majority of the increase was due to the ramp up of two large Utah projects constructed by our majority-owned construction joint venture that were not ongoing in the Prior Quarter or the Prior Period. The increase in the Current Period as compared to the Prior Period is primarily the result of the ramp up of these two large projects along with the lower revenue projects constructed in the Prior Period and the downward percent-complete revisions made to certain projects in the Prior Period. Current Period revenues increased largely in Utah, Nevada and Hawaii by $75.4 million which was offset by $24.7 million due to lower project activity in Texas as a result of heavy rainfall which caused flooding in the Houston and surrounding areas, slower ramp up of new work driven by owner delays and the winding down of a large project in California which was ongoing in the Prior Period.

Gross profit

Gross profit increased $2.6 million for the Current Quarter compared with the Prior Quarter and $20.2 million for the Current Period compared with the Prior Period. Our gross margins increased to 8.3% and 7.1% in the Current Quarter and Current Period, respectively, as compared to 8.2% and 3.6% in the Prior Quarter and Prior Period, respectively. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily related to the overall increasing margin in backlog driven by the Company’s improving markets and the change in the project margin mix as we have less revenue in the current quarter from zero or near zero margin projects. Favorable project mix has improved gross margin in backlog by 1.5% to 8.0% at September 30, 2016, from 6.5% at September 30, 2015. The increase in the gross margin during the Current Period as compared to the Prior Period is primarily a result of downward revision of gross profits related to construction projects in Texas in the Prior Period as well as improved project margin mix as noted above. Current Period gross margin was adversely affected by a completed California project which recorded an additional loss of approximately $1.6 million. This loss was primarily attributable to unfavorable developments relating to a subcontractor claim.

At September 30, 2016 and 2015, we had 121 and 133 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

The Company has projects where we are in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with our customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders with pending change order pricing or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to our customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $2.4 million, $9.1 million and $3.9 million, respectively, at September 30, 2016, and $1.6 million, $5.2 million and $3.9 million, respectively, at December 31, 2015, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

General and administrative expenses

General and administrative expenses decreased $1.5 million to $9.6 million during the Current Quarter from $11.1 million in the Prior Quarter and decreased $3.1 million to $29.2 million during the Current Period from $32.3 million in the Prior Period. The decrease in the Current Quarter compared to the Prior Quarter is primarily the result of certain non-recurring costs related to consulting and employee severance payments of $1.1 million and $0.5 million, respectively, in the Prior Quarter. The decrease in the Current Period as compared to the Prior Period is primarily the result of certain non-recurring costs related to consulting and employee severance payments of $1.2 million and $2.9 million, respectively, in the Prior Period offset by an increase in certain employee and employee benefit costs in the Current Period.

As a percent of revenues, general and administrative expenses decreased 1.6% to 4.7% and 1.3% to 5.6% in the Current Quarter and Current Period, respectively, compared with 6.3% and 6.9% in the Prior Quarter and Prior Period, respectively. The decrease in general and administrative expenses, as a percentage of revenue, for the Current Quarter and Current Period is primarily the result of the decrease in the non-recurring employee severance costs and consulting costs paid in the Prior Period as mentioned above, along with the leverage generated from generally fixed costs and increases in revenue in both current periods.

Other operating income (expense), net

Other operating income (expense), net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and result in an increase to our liability account “Members’ interest subject to mandatory redemption and undistributed earnings.” The change in other operating income (expense), net was primarily due to increased Members’ interest earnings and an earn-out expense of $3.4 million and $0.4 million, respectively, for the Current Quarter and Members’ interest earnings of $7.3 million for the Current Period.

Income taxes

Our effective income tax rates for the Current and Prior Quarters were minimal. The Company is not expecting a current federal tax liability. We may incur current state tax liabilities in states in which we do not have sufficient net operating loss carry forwards. A minimal tax expense was recorded for the Current and Prior Quarters. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$35,710	$3,492
Investing activities	(6,665)	(6,172)
Financing activities	9,550	(8,675)
Total increase (decrease) in cash and cash equivalents	$38,595	$(11,355)

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$43,021	$4,426
Working capital	$40,634	$30,610

Operating Activities.

During the Current Period, net cash provided by operating activities was $35.7 million compared to $3.5 million in the Prior Period. The drivers of operating activities cash flows were primarily the result of our lower net loss discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) and the change in other assets as discussed below.

The significant non-cash items included in operating activities include depreciation and amortization expense, which were $12.1 million in the Current Period and $12.5 million in the Prior Period. Depreciation expense has decreased from the Prior Period to the Current Period as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The components of Contract Capital at September 30, 2016 and December 31, 2015 and changes during the Current Period were as follows (amounts in thousands):

	September 30, 2016	December 31, 2015	Change
Costs and estimated earnings in excess of billings on uncompleted contracts	$31,989	$26,905	$(5,084)
Billings in excess of costs and estimated earnings on uncompleted contracts	(61,896)	(30,556)	31,340
Contracts in progress, net	(29,907)	(3,651)	26,256
Contracts receivable, including retainage	105,415	82,112	(23,303)
Receivables from and equity in construction joint ventures	9,469	12,930	3,461
Inventories	4,000	2,535	(1,465)
Accounts payable	(76,861)	(58,959)	17,902
Contract Capital, net	$12,116	$34,967	$22,851

The Current Period change in Contract Capital increased liquidity by $22.9 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Other assets increased by $1.3 million in the Current Period compared to a decrease of $9.3 million in the Prior Period which was primarily due to the sale of our long-term contract receivable in the Prior Period.

Cash from operating activities continues to improve with the quality of our backlog margin. We expect this improvement in backlog margin, along with our focus on project cost containment and working capital management, to continue into 2017.

Investing Activities.

During the Current Period, net cash used in investing activities was $6.7 million compared to $6.2 million in the Prior Period. The primary driver of investing activities cash flows was cash used as collateral for our letter of credit requirements and for use in an escrow account where both amounts were designated as restricted cash and also investments in capital equipment as discussed below.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $8.9 million for the Current Period. Proceeds from the sale of property and equipment totaled $2.2 million for the Current Period with an associated net gain of $0.3 million. For the Prior Period, expenditures totaled $7.1 million, while proceeds from the sale of property and equipment totaled $5.9 million with an associated net gain of $1.2 million. The decrease in proceeds in the Current Period was due to the completion of our Company wide initiative that focused on selling underutilized and non-core assets that was ongoing in the Prior Period. The level of expenditures in the Current Period increased by $1.8 million compared to the Prior Period. This increase was the result of the need to replace and expand our construction fleet in strategic areas of our markets in order to satisfy specific project needs.

Financing Activities.

During the Current Period, net cash provided by financing activities was $9.6 million compared to cash used of $8.7 million in the Prior Period. The increase in cash provided by financing activities was primarily a result of net proceeds of $19.1 million received from the issuance of common stock which was offset by the Revolving Loan payoff and Term Loan monthly payments along with a $5 million prepayment made in the Current Period. Financing activities in the Prior Period consisted of the net repayments on our Prior Credit Facility of $34.6 million and cumulative drawdowns on our equipment-based revolver of $13.1 million and cash received from our equipment-based term loan of $19.0 million, both of which were used to fund our operating activities and replace our Prior Credit Facility. In addition, during the Prior Period, distributions of $3.4 million were made to a noncontrolling interest member.

Cash and Working Capital.

Cash at September 30, 2016, was $43.0 million, which increased based on the items mentioned above. Cash includes $2.1 million that was held by our VIE, $14.1 million belonging to our majority owned joint venture and a $22.9 million increase in contract capital in the Current Period offset by our net loss attributable to Sterling common stockholders of $2.9 million in the Current Period.

Credit Facility and Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our Equipment-based Facility to finance our capital expenditures and working capital needs.

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations Fund I, LLC and Nations Equipment Finance, LLC, as the administrative agent and collateral agent for the lender (“Nations”), consisting of a $20.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (the “Revolving Loan” and combined with the Term Loan, the “Equipment-based Facility”), which replaced its prior credit facility. The amount of the Revolving Loan that may be borrowed from time to time is determined quarterly and may not exceed $20.0 million. In addition, the sum of the outstanding balance of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At September 30, 2016, the Company had a borrowing base of approximately $27.0 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. At September 30, 2016, we had $9.6 million outstanding on the Term Loan and no outstanding balance on the Revolving Loan.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ended June 30, 2016; and (ii) an increase of two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following two quarters. There have been no interest rate changes during the three and nine months ended September 30, 2016. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. Up to $5.0 million of the Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. During the three and nine months ended September 30, 2016, we prepaid $5 million of the Term Loan and paid $0.2 million in pre-payment fees. The outstanding Revolving Loan is payable in full on May 29, 2019.

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

Average borrowings under our Equipment-based Facility for the Current Quarter and Current Period were $11.0 million and $21.1 million, respectively, and the largest amount of borrowings was $31.6 million from January 5, 2016 to January 31, 2016. Average combined borrowings under the prior credit facility and the Equipment-based Facility during the year ended December 31, 2015, were $25.9 million and the largest amount of borrowings was under the Equipment-based Facility of $34.6 million from June 5, 2015 to June 30, 2015.

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

Due to the continuing improvement in our markets along with several large project wins during the Current Period, we will be exploring additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market. This would include the potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, refinancing our Equipment-based Facility, or a combination thereof. We expect to use proceeds from these initiatives to reduce a portion of our debt and for other working capital needs.

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

At September 30, 2016, there was approximately $126 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $61 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2016, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2016 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: October 31, 2016	By: /s/ Paul J. Varello
Paul J. Varello
Chief Executive Officer

Date: October 31, 2016	By: /s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended September 30, 2016

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