Form 10-K
period 2016-12-31
STERLING CONSTRUCTION CO INC
filed 2017-03-09
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended: December 31, 2016
[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the transition period from _______________________to ________________________________
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2016: $116,433,206.

At March 1, 2017, the registrant had 25,051,045 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;
•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•	actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;
•	factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;
•	design/build contracts which subject us to the risk of design errors and omissions;
•	cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, and cost escalations associated with subcontractors and labor;
•	our dependence on a limited number of significant customers;
•	adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;
•	the presence of competitors with greater financial resources or lower margin requirements than ours, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;
•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in “Item 1A. Risk Factors”.

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

Item 1. Business.

Overview of the Company’s Business.

Sterling Construction Company, Inc. was founded in 1991 as a Delaware corporation. Our principal executive offices are located at 1800 Hughes Landing Boulevard, Suite 250, The Woodlands, Texas 77380 and our telephone number at this address is (281) 214-0800. Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: Texas Sterling Construction Co., a Delaware corporation, or “TSC”; Road and Highway Builders, LLC, a Nevada limited liability company, or “RHB”; Road and Highway Builders of California, Inc., a California corporation, or “RHBCa”; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; and Myers & Sons Construction, L.P., a California limited partnership, or “Myers”. The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

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

Recent Developments.

Financial Results for 2016, Operational Issues and Outlook for 2017 Financial Results.

In 2016, the Company had an operating loss of $4.7 million and net loss attributable to Sterling common stockholders of $9.2 million. Our gross margins have increased to 6.4% in 2016 from 4.6% in 2015 and 4.8% in 2014. Although our gross margins have recovered from 2015 and 2014 levels, the Company was challenged in 2016 with unusually poor weather conditions, including rain in Texas and snow at our Nevada jobs during the first quarter. In addition, in the fourth quarter, there was a $2.5 million charge on a negotiated global settlement with several entities which allowed the close-out of a Texas project, thus avoiding further negotiation and litigation expense along with charges on Texas projects and to under-recovered equipment costs. However, our other four operating subsidiaries collectively have exceeded gross margin expectations for the year.

The majority of our revenues and backlog is derived from fixed unit price contracts or from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual costs. As discussed in “Item 1A. Risk Factors,” we realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or result in a loss, negatively affecting our cash flow, earnings and financial position.

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

In 2015 and 2014, our gross margins were adversely affected by downward percent-complete revisions on several projects which began in 2014 and prior which affected revenues and profitability. However, as we continue to improve our project execution and strengthen our internal control environment, these downward percent-complete revisions have been less significant which helped increase our gross margin in our operating results for 2016.

In addition to the factors discussed above which impact the profitability on individual projects, there are other factors related to federal and state spending which have also affected our business. Our highway and related bridge work is generally funded through federal and state authorizations. Funding for federal highway projects primarily originates from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General Fund and certain other funds to maintain the solvency of the fund. In the later part of 2015, we saw the passage of federal and several state, infrastructure funding plans. Refer to the section below entitled, “Our Markets and Customers,” for additional information on the federal and state funding initiatives in our markets. This trend of increased federal and state spending has helped our backlog grow from $761 million at December 31, 2015 to $823 million at December 31, 2016, representing a favorable industry trend with sufficient work to be bid on within our markets with acceptable and improving gross margins. In addition to our backlog, we are the apparent low bidder for contracts that have not been officially awarded as contracts (“Unsigned Low-bid Awards”), which were $226 million at December 31, 2016 and $197 million at the end of 2015. We expect substantially all of the Unsigned Low-bid Awards at December 31, 2016, to be signed and included in backlog in the first quarter of 2017. In addition to highway and related bridge work, we continually look for projects that diversify our backlog and increase our gross margins.

Our Markets and Customers.

Currently, all of our operations, which resulted in $690 million of revenues in 2016, are performed under our heavy civil construction segment and within the United States (“U.S.”). As such, we rely heavily on federal and state infrastructure spending. Within the U.S., our principal markets are Texas, California, Utah, Nevada, Colorado, Arizona and Hawaii. Within our principal markets, our core customers are the departments of transportation in various states (“DOTs”), regional transit authorities, airport authorities, port authorities, water authorities and railroads.

The U.S. transportation construction market is forecasted to grow from $244.5 billion in 2016 to $273.4 billion in 2021. This increase is largely driven by the federal “Fixing Americas Surface Transportation Act” (“Fast Act”). The Fast Act is the first law enacted in over ten years that provides long-term funding for transportation, meaning states can move forward with critical projects with confidence as they will now have a Federal partner over the long term. Over the next five years, spending for both public and private bridge and highway work is forecasted to grow from $148.8 billion to $165.9 billion; airports and runways are forecasted to grow from $13.1 billion to $14.8 billion; ports and waterways will increase slightly from $2.1 billion to $2.4 billion; and rail/light rail will grow from $19.3 billion to $22.6 billion. In addition to the Fast Act, certain States within our markets have passed legislation that will help funding of transportation construction. Texas has passed two constitutional amendments (Proposition 1 and Proposition 7) that will increase its transportation spend by $4.0 to $4.5 billion annually. Utah passed a gas tax increase of five cents/gallon in 2016 with an additional one cent per gallon increase over the next four years. This represents a 20% increase and is expected to generate $75 to $85 million in additional spending per year. In addition, a 1-cent sales tax increase was approved in Los Angeles, California in 2016 which will provide $3 billion a year for local road, bridge and transit projects.

Currently, our largest customers are the California DOT, the Texas DOT and the Utah DOT. These customers have each contributed more than 10% of our revenues in 2016. We routinely construct projects for these customers; however, if one or more of these customers were lost, it could have a material adverse effect on our financial results. Refer to Note 16 to the consolidated financial statements (references to “Note” or “Notes” refer to the Notes to the consolidated financial statements for the year ended December 31, 2016, included in this document), for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.

Competition.

Our competition ranges from small local contractors to large international construction companies. We traditionally try to position ourselves to bid on work that is too large for the small local contractors yet too small for the large international construction companies. However, if market conditions became less favorable, we would tend to see migration from both the small local contractors and large international players into our bids. This in return reduces both revenue growth and margins.

Seasonality.

Our operations are typically affected by weather conditions during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees.

Backlog.

Backlog is the revenue we expect to earn in future periods on our construction projects. However, Unsigned Low-bid Awards are excluded from backlog until the contract is executed by our customer. As the construction on our projects progresses, we increase or decrease backlog to take into account our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, including completion penalties and incentives. At December 31, 2016, our backlog was $823 million and our Unsigned Low-bid Awards were $226 million.

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

Construction management is a method of delivering a project whereby a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. The owner of the project typically hires the contractor as a construction manager early in the design phase of the project. The construction manager works with the design team to help ensure that the design is something that can in fact be built within the owner’s desired cost and other parameters and that the ultimate construction contractor will be able to understand the design drawings and specifications. There are two basic types of construction management: construction manager as advisor and construction manager at risk. In the construction manager as advisor type of arrangement, the construction manager acts as a technical consultant to the owner of the project and has no legal responsibility for the performance of the actual construction work. In the construction manager at risk type of arrangement, the construction manager becomes the prime contractor during the construction phase and makes a determination as to which portions of the work will be self-performed and which will be performed through subcontracts. In either type of construction management process, portions of a project are often submitted for bid during the course of the construction manager relationship, with the construction manager bidding, and oftentimes having the first right to bid, on portions of the project.

Contracts.

Types of Contracts.

We provide our services primarily by using traditional general contracting arrangements, including fixed unit price contracts, lump sum contracts and cost-plus contracts.

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

Although the factors described above are relevant in determining the appropriate amount to bid, the contracting process is managed differently if the project is to be performed on a design-build basis or a construction manager/general contractor (“CM/GC”) basis. For design-build projects, we assemble a team that may include project managers, engineers, quality managers and surveyors, to learn about a project that we have identified as one on which we may desire to bid. For some projects, pre-qualification for the project is required where each contractor and/or contracting team prepares a description of financial strengths, past experience on similar types of projects, safety record and the persons who will be on the project management and design team, after which, the customer will usually announce a short list of three to five contractors to respond to a request for proposal, generally within three months. Utilizing the limited design specifications provided by the customer, we generally meet weekly over a two to three month period with design engineers to generate a bid containing quantities, prices, timing and a description of our approach for completing the project. The customer then reviews the bids and selects the one that has the best value, and considers factors such as contractor qualifications, the time estimated to complete the project and the price bid.

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

Most of our construction contracts provide for termination of the contract for the convenience of the customer, with provisions to generally pay us for work performed through the date of termination plus a margin. Our backlog and results of operations have not been materially adversely affected by these provisions in the past.

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

As a normal part of the construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

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

Employees.

As of December 31, 2016, the Company had approximately 1,684 employees, including 1,364 field personnel. Of our 1,364 field employees, 366 were union members primarily in Nevada, Arizona, California and Hawaii, and covered by collective bargaining agreements.

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

We focus on our safety processes which have allowed us to maintain a high level of safety at our worksites. All employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with the safety department to ensure safety is planned into all of our operations before they begin. Daily, our project foremen are required to conduct safety briefings and stretch with employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior.

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

The majority of our revenues and backlog are derived from fixed unit price contracts and from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenues exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our cash flow, earnings and financial position.

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

Our revenue has fluctuated in recent years, in part through market conditions and, in 2007, 2009 and 2011, acquisitions that expanded our geographical footprint. We may be unable to grow our revenues for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in our current markets, reduced spending by our customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into our business. A substantial decline in our revenue could have a material adverse effect on our financial condition and results of operations if we are unable to also reduce our operating expenses. See “Recent Developments ― Financial Results for 2016, Operational Issues and Outlook for 2017 Financial Results” above for further discussion of the impact on our financial results.

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

Refer to our “Business−Our Markets and Customers” section above for a more detailed discussion of our markets and their funding sources.

We operate in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and to a lesser extent in other states, and adverse changes to the economy and business environment in those states have had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenues and reduced profitability.

Because of this concentration in specific geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in these regions, including natural or other disasters. The stagnant or depressed economy, to varying degrees, in Texas, Utah, Nevada, Colorado, Arizona, California and Hawaii have adversely affected, and could continue to adversely affect, our business and results of operations.

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

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all undocumented immigrants who work for us. Our failure to identify undocumented immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our operations, results of operations and financial condition.

In Nevada, Arizona, California and Hawaii, a substantial number of our equipment operators and laborers are unionized. Any work stoppage or other labor dispute involving our unionized workforce, or inability to renew contracts with the unions, could have a material adverse effect on our operations and operating results.

Our contracts may require us to perform extra or change order work, which can result in claim disputes and adversely affect our working capital, profits and cash flows.

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

Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, but we may nonetheless unknowingly employ undocumented immigrants. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

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

Force majeure events, such as terrorist attacks or natural disasters, have contributed to economic instability in the United States in the past and further acts of terrorism, violence, war, or natural disasters could affect the markets in which we operate, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These force majeure events may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

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

Our equipment-based credit facility is secured by all of the Company’s personal property except accounts receivable, including all of its construction equipment, which forms the basis of our borrowing capacity under our credit facility. This facility is also secured by one-half of the equipment of the Company’s 50%-owned affiliates. The sum of the amount borrowed may not exceed the lesser of $40 million or 65% of the appraised value of the collateral pledged for the facility. At December 31, 2016, the Company had approximately $24.4 million of borrowing base which was the result of calculating 65% of the appraised value of the Company’s collateral. Based on market conditions, which includes the amount of construction work available and the demand for construction equipment, the appraised value of our equipment may be subject to fluctuating values. If these market conditions are unfavorable, we may see a decline in our borrowing availability that could result in liquidity constraints, which could materially and adversely affect our business, results of operations and financial condition.

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

We have limited cash on hand and the timing of payments on our contract receivables is difficult to predict. If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially and adversely affected.

We had $54.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2016. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual test of our goodwill to determine if it has become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill may be substantial. If we were required to write down all or a significant part of our goodwill in future periods our net earnings and equity could be materially and adversely affected.

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

Our Utah operations lease office space in Draper, Utah, near Salt Lake City, and also repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW. Refer to Note 17 to the consolidated financial statements for additional information regarding related party transactions.

Our Nevada operations lease office space in Sparks, Nevada, and we own our office and repair facilities located on a forty-five acre parcel of land in Lovelock, Nevada. We also lease the right to mine stone and sand at quarry sites in Nevada. In Nevada, we generally source and produce our own aggregates, either from our own quarries or from other sources near job sites where we enter into short-term leases to acquire the aggregates necessary for the job.

Our Arizona, California and Hawaii operations lease office space in Phoenix, Sacramento and Honolulu, respectively. We also own a repair facility in Sacramento, California.

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

(At March 1, 2017)

The following is a list of the Company's executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Paul J. Varello	73	Chief Executive Officer	2015
Joseph A. Cutillo	51	President	2016
Con L. Wadsworth	56	Executive Vice President & Chief Operating Officer	2016
Ronald A. Ballschmiede	61	Executive Vice President & Chief Financial Officer, Chief Accounting Officer, Treasurer	2015
Roger M. Barzun	75	Senior Vice President & General Counsel, Secretary	2006

Each executive officer is elected by the Board of Directors and, subject to the terms of any employment agreement he may have with the Company, holds office for such term as the Board of Directors may prescribe, or until his death, disqualification, resignation or removal.

Mr. Varello, who has been a director of the Company since January 2014, was elected Chief Executive Officer in February 2015, initially in an interim capacity. Mr. Varello is the Founder and President of Commonwealth Projects, LLC, a project development company specializing in developing LNG projects in the Caribbean Basin and Bermuda. He is the former Founder and Chairman of Commonwealth Engineering & Construction, LLC (CEC), an engineering and construction management company specializing in the design and construction of major capital projects for the oil & gas, refining, alternative fuels, power, and related energy industries, which he sold in 2014. Prior to founding CEC in May 2003, Mr. Varello was Senior Partner of Varello & Associates, a company that provided technical assessments, economic evaluations, estimates and constructability reviews to project lenders, plant operators and engineering companies from September 2001 to May 2003.

Mr. Cutillo joined the Company in October 2015 as Vice President – Strategy & Business Development. In May 2016, he was promoted to Executive Vice President & Chief Business Development Officer. In February 2017, he was elected President of the Company. Prior to joining the Company, from August 2008 to October 2015, Mr. Cutillo was President and Chief Executive Officer of Inland Pipe Rehabilitation LLC, a $200 million private equity-backed trenchless pipe rehabilitation company.

Mr. Wadsworth joined the company’s Ralph L. Wadsworth Construction Company, LLC (RLW) subsidiary in 1976 serving in various capacities until March 2016, when he ceased to be President of RLW and was elected to his current position.

Mr. Ballschmiede joined the Company in November 2015. From June 2006 until his retirement in March 2015, Mr. Ballschmiede was Executive Vice President & Chief Financial Officer of Chicago Bridge & Iron Company N.V. (CB&I). Based in The Hague, Netherlands, CB&I is a leading engineering, procurement and construction contractor.

Mr. Barzun has been an officer of the Company for more than the last five years and also serves as general counsel to other companies from time to time on a part-time basis. He is a member of the bar of New York and Massachusetts.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”). The table below shows the market high and low closing sales prices of the common stock for 2015 and 2016 by quarter.

	High	Low
Year Ended December 31, 2015
First Quarter	$6.41	$2.41
Second Quarter	4.80	3.26
Third Quarter	5.50	3.72
Fourth Quarter	6.40	3.87
Year Ended December 31, 2016
First Quarter	$6.29	$4.37
Second Quarter	5.37	4.22
Third Quarter	7.82	5.06
Fourth Quarter	8.99	6.42

On February 28, 2017, there were 818 holders of record of our common stock.

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

Equity Compensation Plan Information.

Certain information about the Company's equity compensation plans is incorporated into “Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company's proxy statement for its 2017 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2011 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	December 2011 ($)	December 2012 ($)	December 2013 ($)	December 2014 ($)	December 2015 ($)	December 2016 ($)
Sterling Construction Company, Inc.	100.00	92.29	108.91	59.33	56.45	78.55
Dow Jones US Total Return Index	100.00	116.32	154.68	174.71	175.81	197.35
Dow Jones US Heavy Construction Index	100.00	121.43	159.41	118.72	105.04	129.58

Issuer Purchases of Equity Securities.

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 – November 31, 2016	18,229	(1)	$7.11	--	--

(1)	These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

Item 6. Selected Financial Data.

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.” Amounts are in thousands, except per share data:

	Years ended December 31,
	2016	2015	2014	2013	2012
Revenues	$690,123	$623,595	$672,230	$556,236	$630,507
(Loss) income before income taxes and earnings attributable to noncontrolling interests	$(7,324)	$(17,179)	$(4,593)	$(68,804)	$17,133
Income tax (expense) benefit	(88)	(7)	(632)	(1,222)	579
Net (loss) income	(7,412)	(17,186)	(5,225)	(70,026)	17,712
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,826)	(3,216)	(4,556)	(3,903)	(18,009)
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	(9,238)	(20,402)	(9,781)	(73,929)	(297)
Revaluation of noncontrolling interest due to a new agreement or a put/call liability reflected in additional paid in capital or retained earnings, net of tax	--	(18,774)	--	(7,686)	(3,992)
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	$(9,781)	$(81,615)	$(4,289)

Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(0.40)	$(2.02)	$(0.54)	$(4.91)	$(0.26)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	23,140	19,375	18,063	16,635	16,421
Cash dividends declared	$--	$--	$--	$--	$--
Balance sheet:
Total assets	$301,823	$266,165	$306,451	$273,018	$331,510
Long-term debt	$1,549	$15,324	$37,021	$8,331	$24,201
Equity attributable to Sterling common stockholders	$107,434	$95,845	$133,686	$128,893	$210,148
Book value per share of outstanding common stock attributable to Sterling common stockholders	$4.30	$4.85	$7.11	$7.74	$12.74
Shares outstanding	24,987	19,753	18,803	16,658	16,495

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

We are a company that operates in one segment, heavy civil construction, through our subsidiaries and which specializes in the building and reconstruction of transportation and water infrastructure in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are profitable construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems. We have strategically expanded our operations, either by establishing an office in a new market, often after having successfully bid on and completed a project in that market, or by acquiring a company that gives us an immediate entry into a market.

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

Revenue Recognition.

The majority of our construction contracts with our customers are “fixed unit price” and “lump sum” contracts. Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). Most of our state and municipal contracts provide for termination of the contract for the convenience of the owner, with provisions to pay us only for work performed through the date of termination.

Revenue from these construction contracts is recognized using the percentage-of-completion accounting method. Under this method, revenue is recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. This cost-to-cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as indirect salaries and wages, equipment maintenance, repairs, fuel and depreciation, insurance and payroll taxes. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations for which we have a change of scope for which we believe we are contractually entitled to additional price but a price change associated with the scope change has not yet been agreed upon with the customer. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined. To support these requirements, the existence of the following items must be satisfied: 1. The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; 2. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; 3. Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and 4. The evidence supporting the claim is objective and verifiable, not based on management’s subjective evaluation of the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one- to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant. Results for 2016, 2015 and 2014 were adversely affected by certain weather conditions and revisions to estimated profitability on our construction projects. See “Recent Developments ― Financial Results for 2016, Operational Issues and Outlook for 2017 Financial Results” above and “Results of Operations ― Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 31, 2015” for further discussion of the impact on our financial results.

Contracts Receivable, Including Retainage.

Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2016 and 2015, contracts receivable included $23.4 million and $19.8 million of retainage, respectively, which is being contractually withheld by customers until completion of the contracts.

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality. At December 2016 and 2015, there were no such long-term contract receivables recorded in our consolidated balance sheets.

As the majority of our construction contracts are entered into with federal, state or municipal government customers, credit risk is minimal. The Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was no bad debt expense recorded in 2016 and 2014 and a minimal amount recorded in 2015.

Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all of contracts receivable at December 31, 2016 are fully collectible and accordingly, no allowance for doubtful accounts against contracts receivable was recorded.

Valuation of Long-Lived Assets and Goodwill.

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2016 and 2015, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Goodwill must be tested for impairment at least annually and we performed our most recent annual impairment test of historical goodwill on October 1, 2016. Based on our one reporting unit, our test indicated there was no impairment of goodwill. See “Segment Reporting” below for further information regarding the determination of our reporting unit. Note 8 to the consolidated financial statements discusses the two valuation approaches used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment. These valuation approaches are impacted by a number of factors but the key factors are the Company’s stock price, the estimated control premium and our estimated forecast of future cash flows. The valuation approaches contain uncertainty regarding the estimates used. One of the largest uncertainties relates to local, state and government spending which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows. These are discussed in a number of places including “Item 1A. Risk Factors.” Based on our valuation approaches, we determined that the fair value of the Company’s equity was above the carrying value of the Company’s equity at December 31, 2016 and 2015. At December 31, 2016 and 2015, we had goodwill with a carrying amount of approximately $54.8 million.

Income Taxes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance.

Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use historical three-year accumulated losses, estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate. On the basis of our evaluations, at December 31, 2016 and 2015, a full valuation allowance was recorded on our net deferred tax assets and we had no material uncertain tax positions.

If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Segment Reporting.

We operate in one operating segment and have only one reportable segment and one reporting unit component, which is heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

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

Market Outlook and Trends

Market outlook: Our core business is primarily driven by federal, state and municipal funding. The late 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. In addition, a 1-cent sales tax increase was approved in Los Angeles, California in 2016 which will provide $3 billion a year for local road, bridge and transit projects.

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

Backlog, backlog gross margin and gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Fourth quarter of 2016	$823,000	8.2%
Third quarter of 2016	$820,000	8.0%
Second quarter of 2016	$810,000	7.8%
First quarter of 2016	$854,000	7.7%
Fourth quarter of 2015	$761,000	7.0%

Our total margin in backlog has increased approximately 120 basis points, from 7.0% at December 31, 2015 to 8.2% at December 31, 2016. During 2016 we won approximately $749 million worth of new projects at an average margin of 9%. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Our gross margin has increased 39.1% from the full year of 2015 compared to the full year of 2016. This increase is a result of the improving market conditions, our enhanced bid discipline and our improving project execution.

Summary of Financial Results for 2016.

In 2016, we had operating loss of $4.7 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $7.3 million, net loss attributable to Sterling common stockholders of $9.2 million and net loss per diluted share attributable to Sterling common stockholders of $0.40.

Results of Operations.

Backlog at December 31, 2016.

At December 31, 2016, our backlog of construction projects was $823 million, as compared to $761 million at December 31, 2015. Our contracts are typically completed in 12 to 36 months. At December 31, 2016 and 2015, there was approximately $226 million and $197 million, respectively, excluded from our consolidated backlog where we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized. Backlog included $53 million and $12 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2016 and 2015, respectively.

We expect that our markets will continue to improve, driven by the conditions discussed in “Item 1. Business.” Furthermore, we believe that the Company is well-established in our particular markets and has the management depth and experience which gives us the ability to perform a broad range of work that will allow us to succeed in current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Item 1. Business — Our Markets and Customers” for a more detailed discussion of our markets and their funding sources.

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 31, 2015

	2016	2015	% Change
	(Dollar amounts in thousands)
Revenues	$690,123	$623,595	10.7%
Gross profit	43,854	$28,953	51.5
General and administrative expenses	(38,623)	(41,880)	(7.8)
Other operating (expense) income, net	(9,960)	(1,460)	NM
Operating income (loss)	(4,729)	(14,387)	(67.1)
Interest income	33	460	(92.8)
Interest expense	(2,628)	(3,012)	(12.7)
Loss on extinguishment of debt	--	(240)	NM
Loss before income taxes and earnings attributable to noncontrolling interests	(7,324)	(17,179)	(57.4)
Income tax expense	(88)	(7)	NM
Net loss	(7,412)	(17,186)	(56.9)
Noncontrolling owners’ interests in earnings of subsidiaries	(1,826)	(3,216)	(43.2)
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	(9,238)	(20,402)	(54.7)
Revaluation of noncontrolling interest due to a new agreement	--	(18,774)	NM
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	(76.4)

Gross margin	6.4%	4.6%	39.1

Operating margin (deficit)	(0.7)%	(2.3)%	(69.6)

Contract backlog, end of year	$823,000	$761,000	8.1

NM – Not meaningful.

Revenues.

Revenues for 2016 increased $66.5 million, or 10.7%, compared with the prior year. As our markets continue to improve, so has the trend of increasing backlog which increased $62 million from December 31, 2015 to December 31, 2016. This trend has contributed to the increased execution of projects and has favorably affected revenues in 2016. Specifically, the $66.5 million increase is attributable to a total increase of approximately $106 million primarily due to the ramp up of two large Utah projects constructed by our majority-owned joint venture and construction on large projects in Nevada and Hawaii. This increase was offset by approximately $39 million of decreased project activity primarily in California and Texas due to the winding down of a large project in California and heavy rainfall and a slower ramp up of new work driven by owner delays in Texas.

Gross profit.

Gross profit increased $14.9 million, or 51.5% in 2016 compared with the prior year. Gross margin also increased to 6.4% in 2016 from 4.6% in 2015, primarily as a result of constructing higher margin projects which stem from higher margins in our backlog. Our backlog margins have increased from 7.0% to 8.2% as of December 31, 2015 and 2016, respectively. In addition, these projects are being executed with less downward percent-complete revisions which have positively affected profitability in 2016.

While there are a number of factors which cause the costs incurred and gross profit realized on our contracts to vary, sometimes substantially, from our original projections, the primary factors which result in downward revisions are:

•	conditions or contract requirements that differed from those assumed in the original bid or contract;

•	delays in taking measures to address issues which arose during construction; and

•	subcontractor performance issues and vendor material spot shortages which caused project progress delays.

At times, we may be entitled to claim proceeds related to customer-caused delays, errors in specification and designs or other causes of unanticipated additional costs related to certain projects; however, we cannot predict the amount of claim proceeds or the timing of the receipt of such proceeds. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.

At December 31, 2016, we had approximately 125 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

The Company has projects where we are in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with our customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based upon completing work associated with change orders with pending change order pricing or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to our customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action may be taken.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, and $1.6 million, $5.2 million and $3.9 million, respectively, at December 31, 2015, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Other operating (expense) income, net.

Other operating (expense) income, net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense while losses are treated as income as earnings would increase the amount in our liability account “Members’ interest subject to mandatory redemption and undistributed earnings,” and losses would decrease this liability. Other operating expense increased to $10.0 million in 2016 from $1.5 million in 2015, with the increase being primarily the result of an increase in Members’ interest earnings of approximately $8.9 million and $1.2 million related to our JBC earn-out expense.

General and administrative expenses.

General and administrative expenses decreased $3.3 million during 2016 to $38.6 million from $41.9 million in 2015. This decrease is primarily the result of certain non-recurring costs related to consulting services performed and employee severance payments of $1.2 million and $2.9 million, respectively, recognized in 2015 offset by an increase in certain employee and employee benefit costs in 2016.

As a percentage of revenues, general and administrative expenses decreased to 5.6% in 2016 from 6.7% in 2015. The decreases in general and administrative expenses, as a percentage of revenue, are primarily the result of the leverage generated from generally fixed costs and increases in revenues.

Income taxes.

Our effective income tax rates for 2016 and 2015 were minimal in both periods. In 2016 and 2015, our effective income tax rate varied from the statutory rate primarily as a result of our deferred tax asset valuation allowance. We expect our tax rate to remain low due to our net operating losses available to offset taxable income.

In order to determine that a valuation allowance was necessary, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. The cumulative three-year period loss that ended in the fourth quarter of 2016 was the result of the write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2016, a full valuation allowance of $58.0 million has been recorded on our net deferred tax assets including federal and state net operating loss carryforwards as they are not likely to be realized. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Net income attributable to noncontrolling interests.

The decrease of $1.4 million to $1.8 million from $3.2 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2016 compared with the same period in 2015 is primarily related to the November 2015 agreement entered with Myers. This agreement changed our accounting treatment of our Myers 50% noncontrolling interest, which was included in “noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” to “other operating (expense) income, net” after the agreement was executed. The Myers’ 50% portion of earnings totaled $3.7 million, $3.2 million of which was recorded in “noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” and $0.5 million was recorded in “other operating expense (income), net.” During 2016, the only income attributable to noncontrolling interests was primarily from our Utah construction joint venture where our joint venture partner has a 40% noncontrolling interest. Net income attributable to noncontrolling interest from construction joint ventures was $1.8 million and an immaterial amount in 2016 and 2015, respectively.

Revaluation of noncontrolling interest due to a new agreement.

Refer to the section below titled “Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014, – Revaluation of noncontrolling interest due to a new agreement” for the explanation of the 2015 increase.

Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014

	2015	2014	% Change
	(Dollar amounts in thousands)
Revenues	$623,595	$672,230	(7.2)%
Gross profit	$28,953	$32,421	(10.7)
General and administrative expenses	(41,880)	(36,897)	13.5
Other operating (expense) income, net	(1,460)	252	NM
Operating loss	(14,387)	(4,224)	NM
Interest income	460	754	(39.0)
Interest expense	(3,012)	(1,123)	NM
Loss on extinguishment of debt	(240)	--	NM
Loss before income taxes and earnings attributable to noncontrolling interests	(17,179)	(4,593)	NM
Income tax expense	(7)	(632)	(98.9)
Net loss	(17,186)	(5,225)	NM
Noncontrolling owners’ interests in earnings of subsidiaries	(3,216)	(4,556)	(29.4)
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	(20,402)	(9,781)	NM
Revaluation of noncontrolling interest due to a new agreement	(18,774)	--	NM
Net loss attributable to Sterling common stockholders	$(39,176)	$(9,781)	NM

Gross margin	4.6%	4.8%	(4.2)

Operating margin (deficit)	(2.3)%	(0.6)%	NM

Contract backlog, end of year	$761,000	$764,000	(0.4)

NM – Not meaningful.

Revenues.

Revenues for 2015 decreased 7.2% or $48.6 million compared to the prior year. Of the $48.6 million decrease, $37.6 million was the net decrease in revenues for the Company which largely related to the completion of several large projects in Texas which were ongoing in 2014 and were replaced with smaller, lower revenue projects in 2015; approximately $8.2 million was related to the significant downward first quarter of 2015 percent-complete revisions on Texas projects; and $2.8 million related to the out-of-period correction of an error, which decreased revenue. The majority of the $8.2 million decrease in revenues resulted from adjustments to our production rates related to material, labor and equipment costs on certain Texas projects. During the first half of 2015, we identified an escalation of these costs compared to our estimated costs and noted that there was no way to mitigate or reduce these increases. Therefore, we adjusted our estimated total costs to reflect these additional costs over the remaining duration of the contracts. The increases primarily resulted from greater than anticipated increases in wages at our Texas subsidiary beginning in the first half of 2015, additional material costs as prior purchase orders expired and new purchase orders with higher costs were obtained as a result of extending the construction period due to project delays, and increases in equipment rates due to an unanticipated increase in equipment repair costs (which repairs are typically performed in the winter months due to slower activity caused by the colder and wetter weather, primarily in January and February). As these Texas projects were in a loss position, the effect of downward percent-complete revisions decreases revenues, gross profits and operating losses by the same amounts. This occurs because there are no additional estimated gross profit amounts which would absorb a portion of the downward percent-complete revisions.

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

The decrease of $1.4 million to $3.2 million from $4.6 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2015 compared with the same period in 2014 is primarily related to net income attributable to the 50% noncontrolling interest in Myers. Approximately $0.5 million of the $1.4 million decrease related to the accounting treatment which was the result of entering into a new agreement in November 2015. The accounting treatment now requires noncontrolling interest earnings of certain members to flow through “Other (expense) income, net” in our consolidated statement of operations (refer to Note 4 in our consolidated financial statements), and the remaining $0.9 million was primarily related to lower income generated from Myers in 2015.

Revaluation of noncontrolling interest due to a new agreement.

Revaluation of noncontrolling interest due to a new agreement increased as a result of an amendment to a Myers agreement entered into in November 2015. Due to this agreement, $18.8 million was reclassified to the liability account “Members’ interest subject to mandatory redemption and undistributed earnings” and reduced “Additional paid in capital” (“APIC”) on the Company’s consolidated balance sheets. This $18.8 million represented the portion of the revaluation of noncontrolling interest above the $7.4 million held as “Noncontrolling interest” in the consolidated balance sheet when the agreement was executed. According to GAAP, this reduction to APIC was treated similarly to a dividend to a preferred shareholder and reduced net income attributable to Sterling’s stockholders and earnings per share.

Liquidity and Sources of Capital.

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Years Ended December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$44,499	$8,969
Investing activities	(8,174)	(4,488)
Financing activities	2,034	(22,898)
Total (decrease) increase in cash and cash equivalents	$38,359	$(18,417)

	As of December 31,
	2016	2015
Cash and cash equivalents	$42,785	$4,426
Working capital	$29,316	$30,610

Operating Activities.

During 2016, net cash provided by operating activities was $44.5 million. The drivers of operating activities cash flows were primarily the result of our net loss discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), and the change in members’ interests subject to mandatory redemption and undistributed earnings as discussed below.

The significant non-cash items reconciled to operating activities include depreciation and amortization expense which was $16.0 million in 2016 and $16.5 million in 2015. Depreciation expense has decreased from 2015 to 2016 as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment. In addition, there was a non-cash revaluation of noncontrolling interest of $18.8 million in 2015 which was discussed above,

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in components of Contract Capital at December 31, 2016 and 2015 and variances were as follows (amounts in thousands):

	YTD Changes in Components of Contract Capital
	2016	2015	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(5,800)	$6,498	$(12,298)
Billings in excess of costs and estimated earnings on uncompleted contracts	33,544	4,907	28,637
Contracts in progress, net	27,744	11,405	16,339
Contracts receivable, including retainage	(2,020)	(3,216)	1,196
Receivables from and equity in construction joint ventures	5,800	(3,777)	9,577
Inventories	(1,173)	4,866	(6,039)
Accounts payable	8,138	(7,834)	15,972
Contract Capital, net	$38,489	$1,444	$37,045

The 2016 change in Contract Capital increased liquidity by $38.5 million. Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Members’ interests subject to mandatory redemption and undistributed earnings decreased $5.2 million and increased $27.5 million in 2016 and 2015, respectively. The decrease during 2016 is primarily the result of distributions made to the Members while the increase in 2015 was due to the amended Myers agreement and increases in earnings which were not distributed.

Investing Activities.

During 2016, net cash used in investing activities was $8.2 million, compared to $4.5 million in 2015. The primary driver of investing activities cash flows in 2016 was an increase in purchases of capital equipment combined with less cash proceeds from the sale of property and equipment. In 2015, the cash used in investing activities was the cash used as collateral for our letter of credit requirements and for use in an escrow account where both amounts were designated as restricted cash in 2015 as purchases of equipment were offset by proceeds from the sale of equipment.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $11.6 million in 2016, which included $0.7 million of financed capital expenditures. Proceeds from the sale of property and equipment totaled $2.7 million for 2016 with an associated net gain of $0.4 million. For the year ended December 31, 2015, capital expenditures totaled $10.8 million, which included $2.7 million of financed capital expenditures, while proceeds from the sale of property and equipment totaled $8.5 million with an associated net gain of $1.5 million. The level of proceeds for the sale of equipment declined in 2016 as a result of the increased sales in 2015 from our initiative to sell non-core and underutilized equipment. Management intends to continue its initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

At December 31, 2016 and 2015, restricted cash of approximately $3.0 million was designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements and restricted cash of approximately $2.0 million represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

Financing Activities.

During 2016, net cash provided by financing activities was $2.0 million compared to net cash used in financing activities of $22.9 million for 2015. The increase in cash provided by financing activities in 2016 was primarily a result of net proceeds of $19.1 million received from the issuance of common stock which was offset by the Revolving Loan payoff and Term Loan monthly payments along with a total $10.0 million prepayment made in 2016.

During 2015, the drivers of financing activities cash flows were primarily due to the change of our prior credit facility with Comerica Bank, N.A. (“Prior Credit Facility”), usage and repayment of our equipment-based revolver and distributions to owners as discussed below.

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

Cash and Working Capital.

Cash at December 31, 2016, was $42.8 million which increased from the prior year based on the items mentioned above. Our working capital largely remained flat with a slight decrease of $1.0 million to $29.3 million from $30.6 million at December 31, 2016 and 2015, respectively.

Credit Facility and Other Sources of Capital.

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings under our available credit or equipment-based credit facilities to finance our capital expenditures and working capital needs.

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations Equipment Finance, LLC (“Nations”), consisting of a $20.0 million term loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced the Company’s Prior Credit Facility. The sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At December 31, 2016, the Company had a borrowing base of approximately $24.4 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The amount of the Revolving Loan that may be borrowed from time to time is the lesser of $20.0 million or the available borrowing base. The Revolving Loan may be utilized to provide ongoing working capital and for other general corporate purposes. At December 31, 2016, we had $2.7 million outstanding on the Term Loan, net of $0.8 of deferred loan costs, zero drawn on the Revolving Loan, and $20.0 million of borrowings available.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ending June 30, 2016; and (ii) an increase of up to two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following four quarters. The interest rate has not changed since inception and continues to be 12%. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. The Term Loan may be prepaid in any year but is subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

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

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million in 2015 under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs, which are included in “Long-term debt, net of current maturities” and “Current maturities of long-term debt” in our consolidated balance sheet and are being amortized on a straight line basis over the term of the Equipment-based Facility. In order to extinguish the Prior Credit Facility debt, the Company incurred costs of $0.2 million in 2015, which is included in “Loss on extinguishment of debt” in the Company’s consolidated statement of operations.

The Company’s Equipment-based Facility has no financial covenants; however, it contains restrictions on the Company’s ability to:

•	Incur liens and encumbrances on equipment;
•	Incur further indebtedness;
•	Dispose of a material portion of assets or merge with a third party;
•	Make acquisitions; and
•	Make investments in securities.

Due to the 2015 Equipment-based Facility agreement, the Company’s Letter of Credit, which under our Prior Credit Facility reduced the Company’s borrowing availability, is now collateralized with cash.

Average combined borrowings under the Equipment-based Facility for the 2016 fiscal year were $18.1 million, and the largest amount of borrowings under the Equipment-based Facility was $31.6 million in January 2016. Average combined borrowings under the Prior Credit Facility and the Equipment-based Facility for the 2015 fiscal year were $25.9 million, and the largest amount of borrowings was under the Equipment-based Facility and was $34.6 million, in June 2015.

Interest expense was $2.6 million for the 2016 fiscal year compared to $3.0 million and $1.1 million in 2015 and 2014, respectively. The decrease in interest expense in 2016 compared with 2015 was due to the decreased debt outstanding during the period offset by prepayment fees. The increase in interest expense in 2015 compared to 2014 was driven by the increased interest rate on the Equipment-based Facility entered into in 2015, as described above.

Based on our average borrowings for 2016 and our 2017 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we continue to incur losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” for further discussion of liquidity related risks.

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

Due to the continuing improvement in our market strategy along with several large project awards during the year, we will continue to explore additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market. This would include the potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, refinancing our Equipment-based Facility, or a combination thereof. We expect to use proceeds from these initiatives to invest in projects meeting our gross margin, overall profitability and other requirements, as well as pursuing projects or investments in adjacent markets.

Purchase of Concrete Company.

On March 8, 2017, the Company entered into a definitive agreement to buy Tealstone Construction (“Tealstone”), a Denton, Texas-based concrete construction company for $85 million, subject to specified post-closing adjustments. Tealstone is a market leader in commercial and residential concrete construction in the Dallas-Fort Worth Metroplex. The company serves commercial contractors and multi-family developers, as well as national homebuilders in Texas and Oklahoma.

Sterling plans to finance the acquisition through a combination of $15 million of seller financing, 1,882,058 shares of Sterling common stock, and $55 million of debt from Sterling’s new $85 million credit facility, which will replace the existing facility.  The transaction is expected to close in the second quarter of 2017 and is contingent on customary closing conditions including new debt financing and regulatory approvals.

Contractual Obligations.

The following table sets forth our fixed, non-cancelable obligations at December 31, 2016:

	Payments due by period
	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
	(Amounts in thousands)
Equipment-based term loan	$2,729	$2,729	$--	$--	$--
Equipment-based term loan - interest*	286	286	--	--	--
Operating leases**	11,315	3,634	5,026	2,395	260
Notes payable for equipment	2,665	1,116	1,485	64	--
Earn-out liability	1,242	1,242	--	--	--
Members’ interest subject to mandatory redemption and undistributed earnings***	45,230	--	--	--	45,230
	$63,467	$9,007	$6,511	$2,459	$45,490

*	Our obligation for interest on our equipment-based term loan is calculated using a 12% interest rate. This rate may increase or decrease by 2% based on the calculated results of our earnings to fixed charge ratio. Refer to Note 9 in the footnotes to our consolidated financial statements for further information.
**	Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.
***	Mandatory redemption is based on the death or disability of the interest holders which is not expected to occur within the next five years. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distributions. At this time we cannot predict when such distributions will be made.

Interest on our Equipment-based Facility is paid monthly in accordance with our Term Loan payment schedule. In 2016 and 2015, interest paid on the Equipment-based Facility and Prior Credit Facility was approximately $2.6 million and $2.9, respectively.

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

Capital Expenditures.

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Management expects capital expenditures in 2017 to be similar to the $11.6 million incurred in 2016; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

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

At December 31, 2016, there was approximately $107 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $53 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2016, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates are one of our sources of market risk. Outstanding indebtedness under our Prior Credit Facility incurred interest at floating rates. There were no borrowings under this facility at December 31, 2016. As the new Equipment-based Facility does not bear interest at floating rates, we are not subject to an impact on our results of operations from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio as noted above in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2016 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. The Company’s management has concluded that, at December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.

Attestation Report of the Registered Public Accounting Firm.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation we have concluded that no significant changes in our internal control over financial reporting occurred during the three months ended December 31, 2016, other than the inclusion of creating a management team and its outside advisors to review and challenge the various inputs to the Company’s valuation model, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2017 and is incorporated herein by reference. The information can be found under the following headings in the proxy statement:

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

Item 11. Executive Compensation.

The information required in this item is contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2017 and is incorporated herein by reference. The information can be found under the headings Executive Compensation and Board Operations in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2017 and is incorporated herein by reference.

•	Equity Compensation Plan Information can be found in the proxy statement under the heading Executive Compensation.
•	Information regarding the ownership of the Company’s common stock can be found in the proxy statement under the heading Stock Ownership Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2017 and is incorporated herein by reference.

•	Information regarding any relationships between directors and officers and the Company can be found in the proxy statement under the heading Transactions with Related Persons.
•	Information about director independence can be found in the proxy statement under the heading Election of Directors (Proposal 1).

Item 14. Principal Accounting Fees and Services.

The information required in this item is contained in the Company’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2017 and is incorporated herein by reference. The information can be found in the proxy statement under the heading Information about Audit Fees and Audit Services.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Financial Statement Schedules.

None.

Exhibits.

The following exhibits are filed with this Report.

Explanatory Note

Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company’s name was Oakhurst Company, Inc. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

Number	Exhibit Title
2.1	Purchase Agreement, dated as of December 3, 2009, by and among Kip Wadsworth, Ty Wadsworth, Con Wadsworth, Tod Wadsworth and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on December 3, 2009 (SEC File No. 1-31993)).
3.1	Certificate of Incorporation of Sterling Construction Company, Inc. as amended through May 2, 2016 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 2, 2016 (SEC File No. 1-31993)).
3.2	Amended and Restated Bylaws of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 14, 2016 (SEC file No. 1-31993)).
4.1	Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).
10.1#	The Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).
10.2#	Forms of Stock Option Agreement under the Oakhurst Company, Inc. 2001 Stock Incentive Plan (now known as The Sterling Construction Company, Inc. Stock Incentive Plan) (incorporated by reference to Exhibit 10.52 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005 (SEC File No. 1-31993)).
10.3

Call Option Agreement, dated as of May 29, 2015, by and among Clinton W. Myers, Clinton Charles Myers, Trustee, and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.13 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on April 4, 2016 (SEC file No. 1-31993)).

10.4

Call Option Agreement, dated as of May 29, 2015, by and between Richard H. Buenting and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.14 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on April 4, 2016 (SEC file No. 1-31993)).

10.5#	Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective March 1, 2016 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 14, 2016 (SEC file No. 1-31993)).

10.6.1	Loan and Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.2	Term Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.3	Revolving Loan Promissory Note dated May 29, 2015 in the amount of $20,000,000 (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.4	Security Agreement dated as of May 29, 2015 between Nations Fund I, LLC, Nations Equipment Finance, LLC, as administrative and collateral agent, Road and Highway Builders, LLC, and Myers & Sons Construction, L.P. (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.5	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 3475 High River Road, Fort Worth Texas (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.6	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent, and Texas Sterling Construction Co. relating to 5638 FM 1346, San Antonio, Texas (incorporated by reference to Exhibit 10.6 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.7	Real Property Waiver dated May 29, 2015 between Nations Equipment Finance, LLC as administrative and collateral agent and Texas Sterling Construction Co. relating to 20810 Fernbush Ln., Houston, Texas (incorporated by reference to Exhibit 10.7 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.6.8	Intercreditor Agreement dated as of May 29, 2015 among Nations Equipment Finance, LLC, as administrative and collateral agent, Nations Fund I, LLC, and Sterling Construction Company, Inc. and its wholly-owned subsidiaries (incorporated by reference to Exhibit 10.8 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on June 3, 2015 (SEC File No. 1-31993)).
10.7.1#	Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on March 18, 2010 (SEC File No. 1-31993)).
10.7.2#	Amendment dated January 18, 2012 of the Employment Agreement dated as of March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.8#	Employment Agreement dated December 28, 2012 between Ralph L. Wadsworth Construction Company, LLC and Con L. Wadsworth (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 17, 2014 (SEC File No. 1-31993)).
10.9#	Separation & Release Agreement executed on July 3, 2015 between Thomas R. Wright and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on July 7, 2015 (SEC File No. 1-31993)).
10.10#	Employment arrangement of Ronald A. Ballschmiede (incorporated by reference to the description contained in Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on November 11, 2015 (SEC File No. 1-31993)).
10.11.1#	Program Description — 2015 Short-Term Incentive Compensation Program & 2015 Long-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).

10.11.2#	Form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on December 17, 2014 (SEC File No. 1-31993)).
10.11.3#	Amended form of Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.9.3 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.12#	Employment Agreement dated as of March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K filed on March 16, 2015 (SEC File No. 1-31993)).
10.13.1#	Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).
10.13.2#	Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).
10.13.3#	Program Description — 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 5, 2017 (SEC File No. 1-31993)).
10.13.4#	Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 5, 2017 (SEC File No. 1-31993)).
21	Subsidiaries of Sterling Construction Company, Inc.:
	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Texas Sterling – Banicki, JV LLC	Texas
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	RHB Properties, LLC	Nevada
	Road and Highway Builders of California, Inc.	California
	Sterling Hawaii Asphalt, LLC	Hawaii
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. LP	California
	J. Banicki Construction, Inc.	Arizona
	Myers & Sons Construction, L.P.	California
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Paul J. Varello, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Paul J. Varello Chief Executive Officer, and Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
95.1*	Mine Safety Disclosure.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: March 9, 2017	By:	/s/ Paul J. Varello
Paul J. Varello, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Milton L. Scott	Chairman of the Board of Directors	March 9, 2017
Milton L. Scott

/s/ Paul J. Varello	Director	March 9, 2017
Paul J. Varello	Chief Executive Officer (principal executive officer)

/s/ Ronald A. Ballschmiede	Executive Vice President & Chief Financial	March 9, 2017
Ronald A. Ballschmiede	Officer (principal financial officer and principal accounting officer)

/s/ Marian M. Davenport	Director	March 9, 2017
Marian M. Davenport

/s/Maarten D. Hemsley	Director	March 9, 2017
Maarten D. Hemsley

/s/ Charles R. Patton	Director	March 9, 2017
Charles R. Patton

/s/ Richard O. Schaum	Director	March 9, 2017
Richard O. Schaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sterling Construction Company, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Construction Company, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016 related to the presentation of deferred loan costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sterling Construction Company, Inc.

We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2017

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(Amounts in thousands, except share and per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$42,785	$4,426
Contracts receivable, including retainage	84,132	82,112
Costs and estimated earnings in excess of billings on uncompleted contracts	32,705	26,905
Inventories	3,708	2,535
Receivables from and equity in construction joint ventures	7,130	12,930
Other current assets	5,448	6,013
Total current assets	175,908	134,921
Property and equipment, net	68,127	73,475
Goodwill	54,820	54,820
Other assets, net	2,968	2,949
Total assets	$301,823	$266,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67,097	$58,959
Billings in excess of costs and estimated earnings on uncompleted contracts	64,100	30,556
Current maturities of long-term debt	3,845	4,856
Income taxes payable	78	67
Accrued compensation	5,322	5,977
Other current liabilities	6,150	3,896
Total current liabilities	146,592	104,311
Long-term liabilities:
Long-term debt, net of current maturities	1,549	15,324
Members’ interest subject to mandatory redemption and undistributed earnings	45,230	50,438
Other long-term liabilities	362	338
Total long-term liabilities	47,141	66,100
Commitments and contingencies (Note 11)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 24,987,306 and 19,753,170 shares issued	250	198
Additional paid in capital	208,922	188,147
Retained deficit	(101,738)	(92,500)
Total Sterling common stockholders’ equity	107,434	95,845
Noncontrolling interests	656	(91)
Total equity	108,090	95,754
Total liabilities and equity	$301,823	$266,165

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except per share data)

	2016	2015	2014
Revenues	$690,123	$623,595	$672,230
Cost of revenues	(646,269)	(594,642)	(639,809)
Gross profit	43,854	28,953	32,421
General and administrative expenses	(38,623)	(41,880)	(36,897)
Other operating (expense) income, net	(9,960)	(1,460)	252
Operating loss	(4,729)	(14,387)	(4,224)
Interest income	33	460	754
Interest expense	(2,628)	(3,012)	(1,123)
Loss on extinguishment of debt	--	(240)	--
Loss before income taxes and earnings attributable to noncontrolling interests	(7,324)	(17,179)	(4,593)
Income tax expense	(88)	(7)	(632)
Net loss	(7,412)	(17,186)	(5,225)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,826)	(3,216)	(4,556)
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	(9,238)	(20,402)	(9,781)
Revaluation of a noncontrolling interest due to a new agreement	--	(18,774)	--
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	$(9,781)
Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(0.40)	$(2.02)	$(0.54)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	23,140	19,375	18,064

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	2016	2015	2014
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	$(9,781)
Net income attributable to noncontrolling interest included in equity	1,826	3,216	4,556
Other comprehensive income, net of tax:
Realized loss from settlement of derivatives	--	107	137
Change in the effective portion of unrealized loss in fair market value of derivatives	--	(6)	(355)
Comprehensive loss	$(7,412)	$(35,859)	$(5,443)

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Addi- tional Paid in	Retained	Accu- mulated Other Compre- hensive Income	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Total
Balance at January 1, 2014	16,658	$167	$190,926	$(62,317)	$117	$3,901	$132,794
Net (loss) income	--	--	--	(9,781)	--	4,556	(5,225)
Other comprehensive loss	--	--	--	--	(218)	--	(218)
Stock issued upon option exercises	4	--	12	--	--	--	12
Stock-based compensation	41	--	849	--	--	--	849
Distribution to owners	--	--	--	--	--	(994)	(994)
Stock issued in equity offering, net of expense	2,100	21	14,025	--	--	--	14,046
Other	--	--	(115)	--	--	(1)	(116)
Balance at December 31, 2014	18,803	188	205,697	(72,098)	(101)	7,462	141,148
Net (loss) income	--	--	--	(39,176)	--	3,216	(35,960)
Other comprehensive income	--	--	--	--	101	--	101
Stock-based compensation	1,046	11	1,593	--	--	--	1,604
Reclassification and revaluation of noncontrolling interest	--	--	(18,774)	18,774	--	(7,367)	(7,367)
Distribution to owners	--	--	--	--	--	(3,402)	(3,402)
Other	(96)	(1)	(369)	--	--	--	(370)
Balance at December 31, 2015	19,753	198	188,147	(92,500)	--	(91)	95,754
Net (loss) income	--	--	--	(9,238)	--	1,826	(7,412)
Stock-based compensation	79	--	1,810	--	--	--	1,810
Stock issued in equity offering, net of expense	5,175	52	19,090	--	--	--	19,142
Distribution to owners	--	--	--	--	--	(1,079)	(1,079)
Other	(20)	--	(125)	--	--	--	(125)
Balance at December 31, 2016	24,987	$250	$208,922	$(101,738)	$--	$656	$108,090

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	$(9,781)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,826	3,216	4,556
Net loss	(7,412)	(35,960)	(5,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,048	16,529	18,348
Revaluation of noncontrolling interest due to a new agreement	--	18,774	--
Gain on disposal of property and equipment	(367)	(1,479)	(995)
Stock-based compensation expense	1,810	1,604	849
Loss on extinguishment of debt	--	240	--
Changes in operating assets and liabilities:
Contracts receivable	(2,020)	(3,216)	(1,651)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,800)	6,498	(21,719)
Inventories	(1,173)	4,866	(1,212)
Receivables from and equity in construction joint ventures	5,800	(3,777)	(3,035)
Income tax receivable	--	1,419	4,784
Other assets	595	8,127	3,692
Accounts payable	8,138	(7,834)	5,192
Billings in excess of costs and estimated earnings on uncompleted contracts	33,544	4,907	(5,927)
Accrued compensation and other liabilities	544	(3,147)	(2,504)
Members’ interest subject to mandatory redemption and undistributed earnings	(5,208)	1,418	(1,110)
Net cash provided by (used in) operating activities	44,499	8,969	(10,513)
Cash flows from investing activities:
Additions to property and equipment	(10,888)	(8,086)	(13,509)
Proceeds from sale of property and equipment	2,714	8,543	6,078
Restricted cash	-	(4,945)	--
Net cash used in investing activities	(8,174)	(4,488)	(7,431)
Cash flows from financing activities:
Cumulative daily drawdowns – Credit Facility	19,000	126,970	330,338
Cumulative daily repayments – Credit Facility	(19,000)	(161,571)	(303,545)
Cumulative drawdowns – equipment-based revolver	(15,871)	14,550	--
Cumulative repayments – equipment-based revolver	--	(14,550)	--
Cash received from equipment-based term loan	--	20,000	--
Repayments under long-term obligations – equipment-based term loan and other	--	(3,217)	--
Distributions to noncontrolling interest owners	(1,079)	(3,402)	(1,191)
Net proceeds from stock issued	19,142	--	14,046
Deferred loan costs	--	(1,309)	--
Other	(158)	(369)	(733)
Net cash provided by (used in) financing activities	2,034	(22,898)	38,915
Net (decrease) increase in cash and cash equivalents	38,359	(18,417)	20,971
Cash and cash equivalents at beginning of period	4,426	22,843	1,872
Cash and cash equivalents at end of period	$42,785	$4,426	$22,843
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,628	$2,889	$1,075
Cash paid during the period for income taxes	$72	$547	$1
Non-cash items:
Revaluation of noncontrolling interests	$--	$(26,141)	$--
Transportation and construction equipment acquired through financing arrangements	$740	$2,662	$3,159

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

Sterling owns equity interests in the following subsidiaries: Texas Sterling Construction Co. (“TSC”); Road and Highway Builders, LLC (“RHB”); Road and Highway Builders Inc. (“RHB Inc.”); Road and Highway Builders of California, Inc. (“RHBCa”); RHB Properties, LLC (“RHBP”); Ralph L. Wadsworth Construction Company, LLC (“RLW”); Ralph L. Wadsworth Construction Co., LP (“RLWLP”); J. Banicki Construction, Inc.(“JBC”); Myers & Sons Construction, L.P. (“Myers”); and Sterling Hawaii Asphalt (“SHA”). TSC, RHB, RHBCa, RLW, JBC and Myers perform construction contracts, RHB Inc. produces aggregates from a leased quarry, primarily for use by RHB, and SHA produces asphalt for use by RHB and has minimal sales to third parties. RHBP and RLWLP are dormant entities.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members’ interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense (income), net,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%. Refer to Note 4 for further information regarding the Company’s Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interest.

Where the Company is a noncontrolling joint venture partner, and otherwise not required to consolidate the joint venture entity, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Refer to Note 5 for further information regarding the Company’s construction joint ventures.

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. Refer to Note 6 for further information regarding the Company’s consolidated VIE.

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

Our contracts generally take 12 to 36 months to complete. The Company generally provides a one- to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost-to-cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Changes in estimated revenues and gross margin during the year ended December 31, 2016 resulted in a net charge of $6.3 million included in operating loss, or $0.27 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2015 resulted in a net charge of $9.7 million included in operating loss, or $0.50 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders. Changes in estimated revenues and gross margin during the year ended December 31, 2014 resulted in a net charge of $9.1 million included in operating loss, or $0.50 per diluted share attributable to Sterling common stockholders, included in net loss attributable to Sterling common stockholders.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations for which we have a change of scope for which we believe we are contractually entitled to additional price but a price change associated with the scope change has not yet been agreed upon with the customer. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. To support these requirements, the existence of the following items must be satisfied: 1. The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; 2. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; 3. Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and 4. The evidence supporting the claim is objective and verifiable, not based on management’s subjective evaluation of the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

The Company has projects where we are in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with our customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders with pending change order pricing or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to our customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action may be taken.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, and $1.6 million, $5.2 million and $3.9 million, respectively, at December 31, 2015, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets was in accordance with GAAP.

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

Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2016.

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

The Company has an earn-out agreement with JBC’s former owner. This earn-out liability is classified as a Level 3 fair value measurement and the unobservable input is the forecasted earnings before interest taxes depreciation and amortization (“EBITDA”) for the periods after the period being reported through December 31, 2017. Whenever forecasted EBITDA is above the benchmarks set there is an earn-out liability recorded. In 2016, we noted that forecasted EBITDA was surpassing the benchmarks which resulted in an earn-out expense of $1.2 million recorded in “Other operating (expense) income, net” on the consolidated statements of operations. This liability is included in other current liabilities on the accompanying consolidated balance sheets. There was no earn-out earned in 2015, thus no liability was recorded at December 31, 2015.

The Company has the Revolving Loan and the Term Loan and also has long-term notes payable of $2.7 million at December 31, 2016 related to machinery and equipment purchased which have payment terms ranging from 3 to 5 years and associated interest rates ranging from 3.12% to 6.92% (Refer to Note 9). The fair value of these notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (Refer to Note 10).

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

Contracts Receivable

Contracts receivable are generally based on amounts billed to the customer. At December 31, 2016 and 2015, contracts receivable included $23.4 million and $19.8 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts. At December 31, 2016 and 2015, there were no unbilled receivables on contracts completed or substantially complete. Contracts receivable includes only balances approved for payment by the customer.

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

There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. In August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. As such, there was no outstanding long-term contract receivable at December 31, 2015. We considered the credit quality of the borrower to assess the appropriate discount rate applied and continuously monitored the borrower’s credit quality. The long-term contract receivable was historically discounted at 4.25% and recorded at fair value. Interest income related to this receivable was $0.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was no bad debt expense recorded in 2016 and 2014 and a minimal amount of bad debt expense recorded in 2015.

At year-end, the Company performs a review of outstanding contracts receivable, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2016 and 2015, our allowance for doubtful accounts against contracts receivable was zero and immaterial, respectively.

As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Inventories

The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2016 and 2015 were $3.7 million and $2.5 million, respectively. Inventories consist primarily of concrete, aggregate and millings which are primarily expected to be utilized on construction projects in the future. A small portion is sold to third parties. The cost of inventory includes labor, trucking and other equipment costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives used for computing depreciation and amortizations are as follows:

Buildings (in years)		39
Construction equipment (in years)	5	-	15
Land improvements (in years)	5	-	15
Office furniture and fixtures (in years)	3	-	10
Leasehold improvements (in years or lease period, if shorter)	3	-	10
Transportation equipment (in years)		5

Depreciation expense was $15.7 million, $16.2 million and $18.2 million in 2016, 2015 and 2014, respectively.

Leases

We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Equipment under Capital Leases

The Company’s policy is to account for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. The Company had two capital leases totaling $0.4 million at December 31, 2016 and one capital lease at December 31, 2015 with $0.5 million recorded in “Long-term debt, net of current maturities” and “Current maturities of long-term debt,” as applicable, in our consolidated balance sheets.

Deferred Loan Costs

Deferred loan costs represent loan origination fees paid to the lender and related professional fees such as legal fees related to drafting of loan agreements. In 2015, the Company capitalized $1.3 million in loan fees paid to Nations in connection with incurring the new debt, discussed further in Note 9. These capitalized fees are amortized on a straight-line basis over the term of the Equipment-based Facility. Unamortized costs were $0.8 million and $1.1 million at December 31, 2016 and 2015, respectively, and are attributable to the Equipment-based Facility. Loan cost amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.3 million and $0.2 million, respectively. In 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 as noted below, a new standard of the Financial Accounting Standards Board (FASB), which simplifies the presentation of debt issuance costs. In accordance with the new standard, we now reflect debt issuance costs as a reduction from the face amount of debt on our consolidated balance sheets.

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

Evaluating Impairment of Long-Lived Assets

When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The evaluation would be based on estimated undiscounted cash flows associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required. There was no impairment in 2016, an immaterial impairment in 2015 and no impairment in 2014. Management believes that there are no additional events or changes in circumstances which have indicated that other long-lived assets may be impaired. See Note 7 for more information regarding our immaterial impairment charge in 2015.

Segment reporting

We operate in one operating segment and have only one reportable segment and one reporting unit component, which is heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. The service provided by the Company, in all instances of our construction projects, is heavy civil construction. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments which would allow aggregation of individual operating segments into one reportable segment if multiple operating segments existed.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued its new stock compensation guidance in ASU No. 2016-09 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has chosen to early adopt this guidance and has chosen to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The result of adopting this guidance was immaterial to the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance as required in the first quarter of 2016 and changed the presentation of our consolidated balance sheets and related debt disclosures.

In August 2014, the FASB issued ASU 2014-14, “Presentation of Financial Statement – Going Concern.” The guidance, which is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this guidance as required in the fourth quarter of 2016. No changes to the presentation of our financial statements or related disclosures were required.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued guidance in ASU No. 2017-04 “Intangibles-Goodwill and Other” (Topic 350) which simplifies and eliminates step 2 of the current two step goodwill impairment test. This guidance is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt in 2017 and does not expect a material impact to our consolidated financial statements upon adoption.

In November 2016, the FASB issued guidance in ASU No. 2016-18 “Statement of Cash Flows” (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements other than to the presentation of restricted cash on our consolidated statements of cash flows.

In August 2016, the FASB issued guidance in ASU No. 2016-15 (Topic 230): “Classification of Certain Cash Receipts and Cash Payments. This update addresses specific cash flow issues with the objective of reducing existing diversity in practice.” Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance including: ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We expect that revenue generated from our fixed unit price contracts, which represent a significant portion of our total contracts, will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with our current practice. We also expect our revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements under the standard. The Company is currently determining the impact of the new standard on our lump-sum, cost-plus and other than fixed unit price contracts. Because the standards will impact our business processes, systems and controls, the Company is also developing a comprehensive change management project plan to guide the implementation. We will adopt the requirements of the new standard effective January 1, 2018 and intend to use the modified retrospective adoption approach, but will not make a final decision on the adoption method until later in 2017.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned subsidiaries, as well as cash held by majority-owned subsidiaries, majority-owned construction joint ventures, and the Company’s VIE that we consolidate. Refer to Note 6 for more information regarding the Company’s consolidated VIE. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures. At December 31, 2016 and December 31, 2015, cash and cash equivalents included $10.9 million and $0, respectively, belonging to a majority-owned joint venture which generally cannot be used for purposes outside the joint venture.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the consolidated balance sheet as of December 31, 2016 and December 31, 2015, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Notes 9 and 11 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “Other current assets” on the consolidated balance sheet as of December 31, 2016 and December 31, 2015 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

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

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2016 and 2015 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (amounts in thousands).

	As of December 31,
	2016	2015
Costs incurred and estimated earnings on uncompleted contracts	$1,749,328	$1,741,070
Billings on uncompleted contracts	(1,780,723)	(1,744,721)
Excess of billings over costs incurred and estimated earnings	$(31,395)	$(3,651)

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,705	$26,905
Billings in excess of costs and estimated earnings on uncompleted contracts	(64,100)	(30,556)
Net amount of costs and estimated earnings on uncompleted contracts below billings	$(31,395)	$(3,651)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

4.	Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

The Company is obligated to purchase its partners’ interests in two 50% owned subsidiaries, due to circumstances outlined in their agreements that are certain to occur. Therefore, the Company has classified these obligations as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. The liability consists of the following (amounts in thousands):

	As of December 31,
	2016	2015
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	5,230	10,438
Total liability	$45,230	$50,438

Due to an amendment to one of these agreements on November 28, 2015, $18.8 million was reclassified to the liability account “Members’ interest subject to mandatory redemption and undistributed earnings” and reduced “Additional paid in capital” (“APIC”) on the Company’s consolidated balance sheets. This $18.8 million represented the portion of the revaluation of noncontrolling interest above the $7.4 million held as “Noncontrolling interest” in the consolidated balance sheet when the agreement was executed. According to GAAP, this reduction to APIC was treated similarly to a dividend to a preferred shareholder and reduced earnings per share attributable to Sterling common stockholders. Refer to Note 13.

Earnings, subject to distribution by the Company, in these 50% owned subsidiaries for 2016, 2015 and 2014 were $8.9 million, $4.2 million and $2.1 million, respectively, and were recorded in “Other operating (expense) income, net” on the Company’s consolidated statements of operations. In 2015 and 2014, Myers’ portion of earnings subject to distribution by the Company was $0.5 million and zero, respectively, as the amendment to the agreement was not entered into until November 2015. Before the amendment, Myers’ portion of earnings was included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures.”

Changes in Noncontrolling Interests

The Company also participates in majority-owned joint ventures. For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. See discussion above regarding the amendment of one of the Company’s joint venture agreements in 2015, which is reflected as the $7.4 million adjustment in the table below. The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2014 through 2016 (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$(91)	$7,462	$4,097
Net income attributable to noncontrolling interest included in equity	1,826	3,216	4,556
Change due to amendment	--	(7,367)	--
Distributions to noncontrolling interests owners	(1,079)	(3,402)	(1,191)
Balance, end of period	$656	$(91)	$7,462

5.	Construction Joint Ventures

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

Under GAAP, the Company must determine whether each joint venture in which it participates is a variable interest entity. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2016, we had no participation in a joint venture where we had a material non-majority variable interest.

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

	As of December 31,
	2016	2015
Total combined:
Current assets	$32,592	$17,312
Less current liabilities	(57,598)	(49,371)
Net assets	$(25,006)	$(32,059)

Backlog	$107,333	$35,113
Sterling’s noncontrolling interest in backlog	52,992	11,748
Sterling’s receivables from and equity in construction joint ventures	7,130	12,930

	Years Ended December 31,
	2016	2015	2014
Total combined:
Revenues	$62,440	$60,289	$51,015
Income before tax	5,144	6,909	3,606
Sterling’s noncontrolling interest:
Share of revenues	$25,537	$23,778	$20,243
Share of income before tax	1,980	2,502	2,111

Approximately $53 million of the Company’s backlog at December 31, 2016 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Granite Construction Company, where the Company has a 49% interest.

The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

6.	Variable Interest Entities

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a VIE. This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. Where the Company has determined that it is appropriate to consolidate a VIE in which it owns a 50% or less interest, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” unless the equity interest is deemed to be mandatorily redeemable. Refer to Note 4 regarding the Company’s mandatorily redeemable obligations.

The Company owns a 50% interest in Myers, a construction limited partnership located in California. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, Myers has been determined to be a VIE and the Company has consolidated this partnership within the Company’s financial statements since the date of acquisition.

The financial information of Myers, which is included in our consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	As of December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$9,655	$3,226
Contracts receivable, including retainage	15,046	19,941
Other current assets	10,208	15,887
Total current assets	34,909	39,054
Property and equipment, net	9,824	10,080
Goodwill	1,501	1,501
Total assets	$46,234	$50,635
Liabilities:
Current liabilities:
Accounts payable	$21,274	$20,596
Other current liabilities	8,782	10,986
Total current liabilities	30,056	31,582
Long-term liabilities:
Other long-term liabilities	5,373	3,370
Total liabilities	$35,429	$34,952

	Year Ended December 31,
	2016	2015	2014
Revenues	$156,202	$175,691	$144,837
Operating income	6,005	7,371	9,319
Net income attributable to Sterling common stockholders	2,993	3,681	4,657

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	As of December 31,
	2016	2015
Construction equipment	$121,441	$114,724
Transportation equipment	19,017	18,056
Buildings	12,771	10,860
Office equipment	3,108	2,810
Leasehold improvement	914	894
Construction in progress	313	1,986
Land	3,509	4,257
Water rights	200	200
	161,273	153,787
Less accumulated depreciation	(93,146)	(80,312)
	$68,127	$73,475

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

Assets Held for Sale – Construction and Transportation Equipment

At December 31, 2015, the Company’s consolidated balance sheet included assets held for sale with a carrying value of approximately $1.1 million, net of an immaterial impairment charge, which were reclassified out of “Property and equipment, net,” and into “Other current assets.” There were no assets held for sale at December 31, 2016.

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

During the first and third quarters of 2015, the Company noted there was an impairment trigger present during these interim periods and performed step one of the impairment test discussed above. Based on the results of our goodwill impairment tests, we concluded that there was not an impairment of goodwill during these periods. In addition, as part of our 2016 and 2015 annual tests, we determined that the fair value of the Company’s equity continues to be more than the carrying value of the Company’s equity.

At December 31, 2016, we had goodwill with a remaining carrying amount of approximately $54.8 million. Testing under step one in 2015 and 2014 also did not indicate that the adjusted fair value of the Company’s stock was less than its book value. Therefore, there was no impairment expense recorded in these periods.

9.	Line of Credit and Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2016	2015
Equipment-based Facility	$3,532	$17,957
Less deferred loan costs	(803)	(1,119)
Equipment-based Facility, Net	2,729	16,838
Notes payable for transportation and construction equipment and other	2,665	3,342
	5,394	20,180

Current maturities of long-term debt	4,648	5,192
Less current deferred loan costs	(803)	(336)
Less current maturities of long-term debt, net	(3,845)	(4,856)
Total long-term debt	$1,549	$15,324

Equipment-based Facility

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”), which replaced its Prior Credit Facility. The sum of the outstanding balances of the Equipment-based Facility may not exceed the lesser of $40.0 million or 65% of the appraised value of the collateral pledged for the loans. At December 31, 2016, the Company had a borrowing base of approximately $24.4 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. The amount of the Revolving Loan that may be borrowed from time to time is the lesser of $20.0 million or the available borrowing base. However, as a result of the $10.0 million in principal payments made to our Term Loan during the year, as discussed below, we have reached our $20.0 million revolver cap, and therefore, only $20.0 million of borrowings were available at December 31, 2016. The Revolving Loan may be utilized by the Company to provide ongoing working capital and for other general corporate purposes.

The Equipment-based Facility bears interest at an initial fixed annual rate of 12%, which is subject to (i) a decrease of up to two percentage points based on the Company's fixed charge coverage ratio for each of the most recently ended four quarters beginning with the four quarters ending June 30, 2016; and (ii) an increase of up to two percentage points beginning December 31, 2015 based on the fixed charge coverage ratio at the end of the following four quarters. The interest rate has not changed since inception and continues to be 12%. Principal on the Term Loan is payable in 47 monthly installments (with accrued interest) with a final payment of the then outstanding principal amount on May 29, 2019. The Term Loan may be prepaid in any year, but subject to a pre-payment fee that declines as the Term Loan nears maturity. Outstanding Revolving Loans are payable in full thirty days before the maturity date of the Term Loan.

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

The proceeds of the Term Loan of $20.0 million and our initial draw of $14.6 million under the Revolving Loan were utilized by the Company to repay the balance outstanding and terminate the Prior Credit Facility and for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $1.3 million in deferred debt issuance costs which were included in “Long-term debt, net of current maturities” and “Current maturities of long-term debt” in our consolidated balance sheet, which is being amortized on a straight line basis over the term of the Equipment-based Facility.

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

During 2016, the Company prepaid $10.0 million of the principal balance of our Term Loan and paid approximately $0.3 million as prepayment fees which were recorded as “Interest expense” in our consolidated statement of operations. There were no prepayments made to the Term Loan in 2015.

Interest expense related to our Equipment-based Facility was $2.6 million for the 2016 fiscal year compared to $2.9 million and $1.0 million in the 2015 and 2014 fiscal years, respectively. The decrease in interest expense for 2016 was due to the decreased debt outstanding during the period offset by the prepayment fees noted above.

At December 31, 2016, the Company had no amounts drawn on the Revolving Loan, $3.5 million outstanding under the Term Loan and $20.0 million of borrowings available. At December 31, 2015, the Company had no amounts drawn on the Revolving Loan, $18.0 million outstanding under the Term Loan and $11.6 million of borrowings available.

Fair Value

The Company’s debt is recorded at the carrying amount in the consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of December 31, 2016 and 2015, the carrying values approximated fair values and were $3.5 million and $18.0 million, respectively, for the Term Loan. There were no amounts outstanding on the Revolving Loan as of December 31, 2016 and 2015.

In order to extinguish our Prior Credit Facility debt, the Company incurred costs of $0.2 million which were included in “Loss on extinguishment of debt” in the Company’s 2015 consolidated statement of operations.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable, including current maturities of long-term debt, related to the purchase of financed equipment was $2.7 million at December 31, 2016, and $3.3 million at December 31, 2015. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 6.92%.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (amounts in thousands):

Years Ending December 31,	Amount
2017	$3,845
2018	920
2019	566
2020	59
2021	4
Thereafter	--
$5,394

The long-term obligations above include $0.4 million related to two capital leases outstanding as of December 31, 2016. See Note 1 for more information regarding our capital leases.

10.	Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,	Amount
2017	$3,634
2018	2,971
2019	2,055
2020	1,654
2021	741
Thereafter	260
Total future minimum rental payments	$11,315

Total expense for operating leases amounted to approximately $4.7 million, $1.5 million and $1.6 million during 2016, 2015 and 2014, respectively.

11.	Commitments and Contingencies

Employment Agreements

At December 31, 2016, the Company’s Chief Executive Officer, one other officer and certain officers of its subsidiaries had employment agreements which provided for payments of annual salary, incentive compensation and, for certain of the officers, benefits if their employment is terminated without cause.

Self-Insurance

The Company’s policy is to accrue the estimated liability for known claims and for estimated employee health claims, workers compensation claims, general liability claims and other claims that have been incurred but not reported as of each reporting date for our self-insured plans. At December 31, 2016 and 2015, the Company has recorded an estimated liability of $4.0 million and $2.9 million, respectively, which it believes is adequate for such claims based on its claims history and actuarial studies.

In order to reduce the Company’s exposure to large self-insured health claims, it has obtained stop-loss coverage for the policy period. This covers medical and prescription drug claim amounts in excess of $55,000 for RLW and JBC, and $145,000 for all other entities, for each insured person within a plan year and has a combined stop-loss coverage for medical and prescription drug claim amounts in excess of $5.2 million within a plan year.

In order to reduce the Company’s exposure to other large self-insured claims, it has obtained stop-loss coverage for the policy period for workers’ compensation, general liability, and auto claims in excess of $500,000, $250,000 and $100,000 per occurrence, respectively, with a maximum aggregate liability of $5.0 million combined casualty losses per year.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $3.0 million, $2.0 million and $2.2 million, respectively, in claim expenses related to these plans.

The Company has a safety and training program in place to help prevent accidents and injuries and works closely with its employees and the insurance company to monitor all claims.

In addition to the self-insurance items noted above, the Company is required by our insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. As a result of entering into our Equipment-based Facility in 2015, we have cash collateralized the letter of credit, resulting in the cash being designated as restricted. Historically, this standby letter of credit has not been drawn upon. Refer to Note 2 for more information on our restricted cash and Note 9 for more information on our Equipment-based Facility, including the amount held in our standby letter of credit at December 31, 2016 and 2015.

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

Litigation

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company. There are no significant unresolved legal issues as of December 31, 2016 and 2015.

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

12.	Income Taxes and Deferred Tax Asset/Liability

The Company and its subsidiaries file U.S. federal and various U.S. state income tax returns. Current income tax expense (or benefit) represents federal and state taxes based on tax paid or expected to be payable or receivable for the periods shown in the consolidated statements of operations.

We have federal and state NOL carryforwards of $112.9 million and $56.1 million, respectively, which will expire at various dates in the next 20 years for U.S. federal income tax and in the next 5 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire as follows (in thousands):

Year	Amount
2020	$15
2021	5
2028	8,745
2029	3,480
2033	72,046
2034	41,433
2035	30,635
2036	12,686
Total	$169,045

Current income tax expense represents federal and state income tax paid or expected to be payable for the years shown in the consolidated statements of operations. The income tax expense in the accompanying consolidated financial statements consists of the following (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax expense	$88	$7	$632
Deferred tax expense	--	--	--
Total tax expense	$88	$7	$632

The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners, which is taxable to those owners rather than to the Company, state income taxes and other permanent differences. The income tax provision differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Tax benefit at the U.S. federal statutory rate	$(2,563)	35.0%	$(6,013)	35.0%	$(1,608)	35.0%
State tax based on income, net of refunds and federal benefits	(113)	1.5	(860)	5.0	(155)	3.4
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(3,786)	51.7	(2,620)	15.3	(2,365)	51.5
Valuation allowance	6,919	(94.5)	10,036	(58.4)	4,152	(90.4)
Tax credits	(1,258)	17.2	(551)	3.2	--	--
Reduction of tax receivable	--	--	--	--	524	(11.4)
Return to provision	400	(5.5)	--	--	--	--
Earn-out liability	433	(5.9)	--	--	--	--
Other permanent differences	56	(0.8)	15	(0.1)	84	(1.9)
Income tax expense	$88	(1.3)%	$7	--%	$632	(13.8)%

Deferred tax assets and liabilities consist of the following (amounts in thousands):

	Long Term
	As of December 31,
	2016	2015
Assets related to:
Accrued compensation and other	$4,490	$2,084
Goodwill	3,909	6,705
Noncontrolling interest	2,085	2,247
Deferred revenue	482	688
Revaluation of put/call liabilities	16,620	18,638
Net operating loss carryforwards	41,942	39,317
Valuation allowance for deferred tax assets	(58,034)	(56,399)
Liabilities related to:
Depreciation of property and equipment	(11,471)	(11,766)
Receivables from and equity in construction joint ventures	--	(1,494)
Other	(23)	(20)
Net asset	$--	$--

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. The cumulative three-year period loss that remained at December 31, 2016 was the result of write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $58.0 million was recorded on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth.

If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2016, will be accounted for as follows: approximately $48.3 million will be recognized as a reduction of income tax expense and $9.7 million will be recorded as an increase in equity.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2016 or 2015. The Company’s U.S. federal income tax returns for 2013 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2012 and later years are open and subject to examination.

13.	Net Loss Per Share Attributable to Sterling Common Stockholders

Basic net loss per share attributable to Sterling common stockholders is computed by dividing net loss attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share attributable to Sterling common stockholders is the same as basic net loss per share attributable to Sterling common stockholders but assumes the exercise of dilutive unvested common stock using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net loss attributable to Sterling common stockholders for 2016, 2015 and 2014 (amounts in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	$(9,238)	$(20,402)	$(9,781)
Revaluation of a noncontrolling interest due to a new agreement	--	(18,774)	--
	$(9,238)	$(39,176)	$(9,781)
Denominator:
Weighted average common shares outstanding — basic	23,140	19,375	18,063
Shares for dilutive unvested stock	--	--	--
Weighted average common shares outstanding and assumed conversions— diluted	23,140	19,375	18,063
Basic and diluted net loss per share attributable to Sterling common stockholders	$(0.40)	$(2.02)	$(0.54)

In accordance with the treasury stock method, approximately 0.4 million, 0.4 million and 0.2 million shares of unvested stock were excluded from the diluted weighted average common shares outstanding in 2016, 2015 and 2014, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

14.	Stockholders’ Equity

Holders of common stock are entitled to one vote for each share on all matters voted upon by the stockholders, including the election of directors and do not have cumulative voting rights. Subject to the rights of holders of any then outstanding shares of preferred stock, common stockholders are entitled to receive ratably any dividends that may be declared by the Board of Directors out of funds legally available for that purpose. Holders of common stock are entitled to share ratably in net assets upon any dissolution or liquidation after payment of provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Common stock shares are not subject to any redemption provisions and are not convertible into any other shares of capital stock. The rights, preferences and privileges of holders of common stock are subject to those of the holders of any shares of preferred stock that may be issued in the future.

The Board of Directors may authorize the issuance of one or more classes or series of preferred stock without stockholder approval and may establish the voting powers, designations, preferences and rights and restrictions of such shares. No preferred shares have been issued.

Treasury and Forfeited Shares

In October 2008, the Company announced a share-repurchase program to purchase up to $5 million in shares of common stock. In August 2010, the Company announced an increase to the share-repurchase program to purchase an additional $5 million in shares of common stock, for a total up to $10 million. The specific timing and amount of repurchase will vary based on market conditions, securities law limitations and other factors. There were no share repurchases in 2016 and 2015 related to the share-repurchase program.

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

Forfeited shares are generally the result of an employee’s separation from the Company. Forfeitures of our service-, performance- and market-based share awards are discussed below. Such stock is held briefly as treasury stock and canceled during the year. At December 31, 2016 and 2015, there was no treasury stock held by the Company.

Upon the vesting of unvested common stock (or restricted stock) the Company may withhold shares, based on the employee’s election, in order to satisfy federal tax withholdings. The shares held by the Company are considered constructively retired and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2016 and 2015, there were 18,229 and 96,076 shares withheld for tax purposes and retired.

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

At December 31, 2016, there were 555,785 shares of common stock available under the 2001 Plan. All shares under the plan are available for issuance pursuant to future stock-based compensation awards.

Common Stock Awards

The following table summarizes the Company’s service-based share compensation awards:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2014	181,116	$10.61
Granted	61,957	9.05
Vested	(73,190)	6.88
Forfeited	(20,412)	11.66
Nonvested at December 31, 2014	149,471	11.65
Granted	978,526	4.53
Vested	(166,622)	8.56
Forfeited	(47,552)	6.91
Nonvested at December 31, 2015	913,823	4.83
Granted	79,240	4.36
Vested	(351,855)	4.46
Forfeited	--	--
Nonvested at December 31, 2016	641,208	4.97

In 2016, 2015 and 2014, certain key employees were granted an aggregate total of 20,000, 917,851 and 18,536 shares of unvested common stock, respectively, with a weighted average fair value per share of $4.78, $4.55 and $11.38 per share, respectively, resulting in compensation expense of $0.1 million, $4.4 million and $0.2 million, respectively, expected to be recognized ratably over a three- or five-year restriction period. In May 2015, 600,000 shares, which vest ratably over three years, were awarded to the Company’s CEO. The 2001 plan provides for unvested (or restricted) and vested common stock grants and pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2016	2015	2014
Shares awarded to each non-employee director	11,848	12,135	6,203
Total shares awarded	59,240	60,675	43,421
Average grant-date market price per share	$4.22	$4.12	$8.06
Total compensation cost attributable to shares awarded	$250,000	$250,000	$350,000
Compensation cost recognized related to current and prior year awards	$249,995	$266,667	$316,750

In addition to the service-based compensation awards discussed above, the Company also awarded performance-based awards. In 2016, 2015, and 2014, there were a total of 64,159, 10,000 and 7,500 performance-based shares issued, respectively. In 2016 and 2015, 1,875 and 13,750 performance based shares were forfeited, respectively. In order to recognize compensation expense for these performance based shares, the Company must assess, at each reporting period, whether it is probable that the performance condition will be met. These shares must also be re-valued at each reporting period until they vest. At December 31, 2016, only the 2016 issuance was deemed probable of meeting the performance conditions and as a result the Company recorded $0.1 million in compensation expense.

On January 1, 2015, the Company implemented a long- and short-term incentive program for certain employees. The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met. The stock-based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three-year period or a market based stock award. The service based awards are recorded as usual; however, the market-based awards of 86,483 shares were valued using a Monte Carlo simulation and their expense was included in the $1.2 million of total unvested and market-based awards discussed below. During the year ended December 31, 2015, 54,519 of these shares were forfeited and amortization expense was adjusted. None of these shares were forfeited during the year ended December 31, 2016.

At December 31, 2016, total unrecognized compensation cost related to unvested common and market-based stock was $2.2 million. This cost is expected to be recognized over a weighted average period of 1.5 years. Compensation expense for unvested common stock (or restricted stock), performance and market-based grants were $1.8 million, $1.2 million and $0.8 million for 2016, 2015 and 2014, respectively.

The Company also awards common stock as part of its incentive plan with no service or performance vesting requirements which are expensed fully in the year granted. There were no such shares awarded in 2016, 119,343 shares with a grant date fair value of $0.5 million awarded in 2015 and no such shares were awarded in 2014.

Stock Offerings

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

The Company maintains two defined contribution profit-sharing plans (401(k) plans) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The Plans provide for discretionary employer contributions, the level of which, if any, may vary by subsidiary and is determined annually by each company’s board of directors. The Company made aggregate matching contributions of $1.8 million, $1.8 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had approximately 1,684 employees, including 1,364 field personnel. Of our 1,364 field employees, 366, or 22% of total employees, were union members primarily in Nevada, Arizona, California and Hawaii and covered by collective bargaining agreements.

The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans (amounts in thousands):

	Pension Plan Employer	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund	Identification Number	2016	2015	Pending / Implemented[2]	2016	2015	2014
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	$2,145	$2,151	$1,757	No	Various
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	1,059	966	1,447	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	636	842	1,015	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	311	371	322	No	Various
All other funds[4]					8,487	10,204	6,267
				Total Contributions:	$12,638	$14,534	$10,808

1The most recent PPA zone status available in 2016 and 2015 is for the plan’s year-end during 2015 and 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.

2Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

4These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $1.2 million, $1.5 million and $0.9 million for 2016, 2015 and 2014, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

16.	Concentration of Risk and Enterprise-Wide Disclosures

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of revenues (amounts in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
California Department of Transportation (“Caltrans”)	$88,627	12.8%	$96,470	15.5%	$97,637	14.5%
Texas Department of Transportation (“TXDOT”)	85,224	12.4	84,129	13.5	*	*
Utah Department of Transportation (“UDOT”)	79,421	11.5	*	*	*	*

*Represents less than 10% of revenues

At December 31, 2016, the Texas Department of Transportation (TXDOT) owed the Company $7.9 million which was greater than 10% of contracts receivable. At December 31, 2015, there were no customers who owed the Company amounts greater than 10% of contract receivables.

The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

A portion of our labor force is subject to collective bargaining agreements. Refer to Note 15 for further information regarding this concentration of risk.

17.	Related Party Transactions

The Company has limited related party transactions. The most material transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $4.1 million, $3.7 million and $0.5 million in 2016, 2015 and 2014, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $0.5 million. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to $0.8 million, $0.2 million and $0.1 million in 2016, 2015 and 2014, respectively.

The Company had other individually immaterial miscellaneous transactions with related parties that totaled $0.6 million, $0.2 million and $0.4 million during 2016, 2015 and 2014, respectively.

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

An independent member of senior management of the Company reviewed all related party sales and purchases before they were transacted.

18.	Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for 2016 and 2015 (amounts in thousands, except per share data):

	2016 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$126,567	$189,582	$205,629	$168,345	$690,123
Gross profit	3,830	16,089	17,032	6,903	43,854
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(7,336)	2,570	3,196	(5,754)	(7,324)
Net income (loss) attributable to Sterling common stockholders	(7,328)	2,023	2,415	(6,348)	(9,238)
Net income (loss) per share attributable to Sterling common stockholders:
Basic and diluted	$(0.37)	$0.09	$0.10	$(0.25)	$(0.40)

	2015 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$117,682	$177,425	$176,000	$152,488	$623,595
Gross profit (loss)	(6,836)	9,111	14,458	12,220	28,953
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(16,697)	(967)	1,326	(841)	(17,179)
Net income (loss) attributable to Sterling common stockholders	(16,992)	(2,542)	256	(19,898)	(39,176)
Net income (loss) per share attributable to Sterling common stockholders:
Basic and diluted	$(0.90)	$(0.13)	$0.01	$(1.01)	$(2.02)

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

During the first quarter of 2016, the Company was challenged with unusually poor weather conditions, including rain in Texas and snow at our Nevada jobs. In addition, in the fourth quarter, there was a $2.5 million charge on a negotiated global settlement with several entities which allowed the close-out of a Texas project, thus avoiding further negotiation and litigation expense, along with charges on Texas projects and to under-recovered equipment costs.

In 2015, the Company recorded downward percent-complete revisions to certain projects in the first quarter of 2015, largely related to construction projects in Texas, and there was unseasonably more rainfall during second quarter of 2015, also in Texas, which caused declines in productivity and unanticipated delays during this quarter. The fourth quarter loss was largely due to a revaluation of noncontrolling interest due to a new agreement with the noncontrolling interest owners.

19. Subsequent Event –Purchase of Concrete Company

On March 8, 2017, the Company entered into a definitive agreement to buy Tealstone Construction (“Tealstone”), a Denton, Texas-based concrete construction company for $85 million, subject to specified post-closing adjustments. Tealstone is a market leader in commercial and residential concrete construction in the Dallas-Fort Worth Metroplex. The company serves commercial contractors and multi-family developers, as well as national homebuilders in Texas and Oklahoma.

Sterling plans to finance the acquisition through a combination of $15 million of seller financing, 1,882,058 shares of Sterling common stock, and $55 million of debt from Sterling’s new $85 million credit facility, which will replace the existing facility.  The transaction is expected to close in the second quarter of 2017 and is contingent on customary closing conditions including new debt financing and regulatory approvals.