Form 10-Q
period 2017-03-31
STERLING CONSTRUCTION CO INC
filed 2017-05-03
CIK 874238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ]	Accelerated filer [√]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No

At April 28, 2017, there were 26,977,437 shares outstanding of the issuer’s common stock, par value $0.01 per share.

1

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,147	$42,785
Contracts receivable, including retainage	91,089	84,132
Costs and estimated earnings in excess of billings on uncompleted contracts	34,475	32,705
Inventories	3,757	3,708
Receivables from and equity in construction joint ventures	7,890	7,130
Other current assets	6,609	5,448
Total current assets	180,967	175,908
Property and equipment, net	65,821	68,127
Goodwill	54,820	54,820
Other assets, net	2,968	2,968
Total assets	$304,576	$301,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,448	$67,097
Billings in excess of costs and estimated earnings on uncompleted contracts	62,656	64,100
Current maturities of long-term debt	2,939	3,845
Income taxes payable	105	78
Accrued compensation	7,885	5,322
Other current liabilities	6,745	6,150
Total current liabilities	151,778	146,592
Long-term liabilities:
Long-term debt, net of current maturities	1,358	1,549
Members’ interest subject to mandatory redemption and undistributed earnings	44,183	45,230
Other long-term liabilities	419	362
Total long-term liabilities	45,960	47,141
Commitments and contingencies (Note 8)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 25,050,501 and 24,987,306 shares issued	251	250
Additional paid in capital	209,555	208,922
Retained deficit	(103,995)	(101,738)
Total Sterling common stockholders’ equity	105,811	107,434
Noncontrolling interests	1,027	656
Total equity	106,838	108,090
Total liabilities and equity	$304,576	$301,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$153,416	$126,567
Cost of revenues	(144,129)	(123,019)
Gross profit	9,287	3,548
General and administrative expenses	(10,604)	(10,085)
Other operating (expense) income, net	(471)	71
Operating loss	(1,788)	(6,466)
Interest income	41	3
Interest expense	(112)	(873)
Loss before income taxes and earnings attributable to noncontrolling interests	(1,859)	(7,336)
Income tax expense	(27)	--
Net loss	(1,886)	(7,336)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(371)	8
Net loss attributable to Sterling common stockholders	$(2,257)	$(7,328)

Net loss per share attributable to Sterling common stockholders:
Basic and diluted	$(0.09)	$(0.37)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and diluted	25,022	19,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon- trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2017	24,987	$250	$208,922	$(101,738)	$656	$108,090
Net (loss) income	--	--	--	(2,257)	371	(1,886)
Stock-based compensation	64	1	639	--	--	640
Other	--	--	(6)	--	--	(6)
Balance at March 31, 2017	25,051	$251	$209,555	$(103,995)	$1,027	$106,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss attributable to Sterling common stockholders	$(2,257)	$(7,328)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	371	(8)
Net loss	(1,886)	(7,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,070	4,162
Gain on disposal of property and equipment	(358)	(175)
Stock-based compensation expense	640	400
Changes in operating assets and liabilities:
Contracts receivable	(6,957)	(12,646)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,770)	(1,283)
Inventories	(49)	(395)
Receivables from and equity in construction joint ventures	(760)	4,614
Other assets	(1,059)	297
Accounts payable	4,351	4,429
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,444)	8,527
Accrued compensation and other liabilities	3,207	4,123
Members’ interest subject to mandatory redemption and undistributed earnings	(1,047)	(4,227)
Net cash (used in) provided operating activities	(3,062)	490
Cash flows from investing activities:
Additions to property and equipment	(1,825)	(2,818)
Proceeds from sale of property and equipment	588	1,065
Net cash used in investing activities	(1,237)	(1,753)
Cash flows from financing activities:
Cumulative repayments – equipment-based term loan and other	(1,333)	(1,298)
Cumulative drawdowns – equipment-based revolver	--	14,000
Cumulative repayments – equipment-based revolver	--	(900)
Other	(6)	(46)
Net cash (used in) provided by financing activities	(1,339)	11,756
Net (decrease) increase in cash and cash equivalents	(5,638)	10,493
Cash and cash equivalents at beginning of period	42,785	4,426
Cash and cash equivalents at end of period	$37,147	$14,919
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$113	$820
Cash paid during the period for income taxes	$--	$--
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$70	$81

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii, and other states where there are construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems. Its residential and commercial concrete projects include concrete foundations for single-family and multi-family homes, commercial projects and parking structures.

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2017 and the results of operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations, and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or subsequent quarters.

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) and entered into a Loan and Security Agreement providing for a term loan of $85,000,000 with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Company is reviewing the impact which the acquisition will have on its segment reporting beginning with the quarter ending June 30, 2017. Preliminarily, the Company believes that the residential concrete portion of Tealstone will be an additional reportable segment. Refer to Note 12 regarding subsequent events for additional information.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K. These accounting policies include, but are not limited to, those related to:

•	revenue recognition
•	contracts receivable, including retainage
•	valuation of property and equipment, goodwill and other long-lived assets
•	income taxes
•	segment reporting

There have been no material changes to significant accounting policies since December 31, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members’ interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense (income), net,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%. Refer to Note 3 for further information regarding the Company’s Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interest.

Where the Company is a noncontrolling joint venture partner, and otherwise not required to consolidate the joint venture entity, its share of the operations of such construction joint venture is accounted for on a pro rata basis in the condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Refer to Note 4 for further information regarding the Company’s construction joint ventures.

Under GAAP, the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which it has a noncontrolling variable interest. Refer to Note 5 for further information regarding the Company’s consolidated VIE.

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

Reclassification

Reclassifications have been made to historical financial data in our condensed consolidated financial statements to conform to our current year presentation.

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

Our heavy civil construction contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

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

Changes in estimated revenues and gross margin resulted in a net gain of $0.8 million and a net charge of $1.2 million during the three months ended March 31, 2017 and 2016, respectively, included in “operating loss” on the condensed consolidated statements of operations.

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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $0.4 million, $10.3 million and $3.9 million, respectively, at March 31, 2017, and $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, contracts receivable, accounts payable, notes payable, and until April 3, 2017, a revolving loan (the “Revolving Loan”) with Nations Fund I, LLC and Nations Equipment Finance, LLC, as administrative agent and collateral agent for the lender (“Nations”), and a term loan (the “Term Loan”) with Nations (combined, the “Equipment-based Facility”). Refer to Note 12 regarding the subsequent event related to our Equipment-based Facility.

The recorded values of cash and cash equivalents, restricted cash, contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature.

Refer to Note 7 regarding the fair value of the Revolving Loan and the Term Loan and notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 10 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K).

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles-Goodwill and Other” (Topic 350) which simplifies and eliminates step 2 of the current two step goodwill impairment test. This guidance is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU on January 1, 2017. The adoption did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued guidance in ASU No. 2017-01 “Business Combinations” (Topic 805): Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of assets and activities is not a business, provide a framework to assist entities in evaluating whether both an input and a substantive process are present and narrow the definition of the term output to be consistent with Topic 606. This guidance is effective for public business entities for annual periods beginning after December 15, 2017 including interim periods within those periods. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.

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

In August 2016, the FASB issued guidance in ASU No. 2016-15 (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This update addresses specific cash flow issues with the objective of reducing existing diversity in practice. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance to the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

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

2.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries and majority-owned construction joint ventures, as well as the Company’s VIE. Refer to Note 5 for more information regarding the Company’s consolidated VIE. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures. At March 31, 2017 and December 31, 2016, cash and cash equivalents included $18.4 million and $10.9 million, respectively, belonging to majority-owned joint ventures which generally cannot be used for purposes outside the joint venture.

Restricted cash of approximately $3.0 million was included in “other assets, net” on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 8 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

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

	March 31, 2017	December 31, 2016
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	4,183	5,230
Total liability	$44,183	$45,230

Earnings for the three months ended March 31, 2017 and 2016 were minimal in both periods, and were included in “Other operating income, net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Three Months Ended March 31,
	2017	2016

Balance, beginning of period	$656	$(91)
Net income attributable to noncontrolling interest included in equity	371	(8)
Distributions to noncontrolling interest owners	--	--
Balance, end of period	$1,027	$(99)

The increase in net income attributable to noncontrolling interest included in equity is due to the Company’s two Utah based majority-owned joint ventures which were not ongoing during the same prior year period.

4.	Construction Joint Ventures

The Company participates in various construction joint ventures. Generally, each construction joint venture is formed to construct a specific project and is jointly controlled by the joint venture partners. Refer to Note 5 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further information about our joint ventures. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2017	December 31, 2016
Total combined:
Current assets	$32,782	$32,592
Less current liabilities	(53,883)	(57,598)
Net assets	$(21,101)	$(25,006)

Backlog	$92,724	$107,333
Sterling’s noncontrolling interest in backlog	46,504	52,992
Sterling’s receivables from and equity in construction joint ventures	7,890	7,130

	Three Months Ended March 31,
	2017	2016
Total combined:
Revenues	$14,609	$8,804
Income before tax	1,173	535

Sterling’s noncontrolling interest:
Revenues	$6,488	$3,780
Income before tax	553	258

Approximately $47 million and $53 million of the Company’s backlog at March 31, 2017 and December 31, 2016, respectively, were attributable to projects performed by joint ventures. The most significant amount of the construction joint venture backlog outstanding at March 31, 2017 was attributable to the Company’s construction joint venture with Steve. P. Rados, Inc., where the Company has a 50% interest, and the most significant amount of backlog outstanding at December 31, 2016 was attributable to the Company’s construction joint venture with Granite Construction Corporation, where the Company has a 49% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

5.	Variable Interest Entities

The Company owns a 50% interest in Myers, of which it is the primary beneficiary, and has consolidated Myers into the Company’s financial statements. Because the Company exercises primary control over activities of the partnership and it is exposed to the majority of potential losses of the partnership, the Company has consolidated Myers within the Company’s financial statements since August 1, 2011, the date of acquisition. Refer to Note 6 of the Notes to Consolidated Financial Statements included in the 2016 Form 10-K for additional information on the acquisition of this limited partnership.

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$1,447	$9,655
Contracts receivable, including retainage	16,279	15,046
Other current assets	10,925	10,208
Total current assets	28,651	34,909
Property and equipment, net	9,450	9,824
Goodwill	1,501	1,501
Total assets	$39,602	$46,234
Liabilities:
Current liabilities:
Accounts payable	$18,906	$21,274
Other current liabilities	9,104	8,782
Total current liabilities	28,010	30,056
Long-term liabilities:
Other long-term liabilities	399	5,373
Total liabilities	$28,409	$35,429

	Three Months Ended March 31,
	2017	2016

Revenues	$23,285	$26,943
Operating income	394	194
Net income attributable to Sterling common stockholders	195	94

6.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Construction equipment	$122,097	$121,441
Transportation equipment	18,161	19,017
Buildings	12,786	12,771
Office equipment	3,108	3,108
Leasehold improvement	914	914
Construction in progress	100	313
Land	3,509	3,509
Water rights	200	200
	160,875	161,273
Less accumulated depreciation	(95,054)	(93,146)
Total property and equipment, net	$65,821	$68,127

7.	Line of Credit and Long-Term Debt

Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Equipment-based Facility	$2,511	$3,532
Less deferred loan costs	(602)	(803)
Equipment-based Facility, net	1,909	2,729
Notes payable for transportation and construction equipment and other	2,388	2,665
	4,297	5,394

Current maturities of long-term debt	3,541	4,648
Less current deferred loan costs	(602)	(803)
Less current maturities of long-term debt, net	(2,939)	(3,845)
Total long-term debt	$1,358	$1,549

Equipment-based Facility

At March 31, 2017, the Company had a borrowing base of approximately $24.4 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. However, we had reached our revolver $20.0 million cap, and therefore only $20.0 million of borrowings were available at March 31, 2017. The Company had no amounts drawn on the revolving loan and $2.5 million of its term loan outstanding at March 31, 2017. Refer to Note 12 regarding the subsequent event related to our Equipment-based Facility.

Fair Value

The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. The Company uses an income approach to determine the fair value of its 12% Term Loan due May 29, 2019 using estimated cash flows, which is a Level 3 fair value measurement. As of March 31, 2017 and December 31, 2016, the carrying values approximated the fair values and were $2.5 million and $3.5 million, respectively, for the Term Loan. There were no amounts outstanding on the revolving loan as of March 31, 2017 or December 31, 2016.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $2.4 million and $2.7 million at March 31, 2017 and December 31, 2016, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.12% to 7.13%. The fair value of these notes payable approximates their book value.

Interest Expense

Interest expense related to our Equipment-based Facility and other debt for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.9 million, respectively. The decrease in interest expense was due to the decreased principal amounts outstanding on the Equipment-based Facility.

8.	Commitments and Contingencies

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

The Company is not expecting a current federal tax liability due to sufficient net operating loss carry forwards. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. A minimal amount and no amount of current tax expense were recorded for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes, and other permanent differences.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of March 31, 2017 and December 31, 2016. Therefore, there has been no change in net deferred taxes for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to Sterling common stockholders	$(2,257)	$(7,328)

Denominator:
Weighted average common shares outstanding — basic	25,022	19,760
Shares for dilutive unvested stock	--	--
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	25,022	19,760
Basic and diluted loss per share attributable to Sterling common stockholders	$(0.09)	$(0.37)

In accordance with the treasury stock method, 0.5 million and 0.3 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, as the Company incurred a loss during these periods and the impact of such shares would have been antidilutive.

11.	Stock-Based Compensation

The Company has a stock-based incentive plan which is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2016 Form 10-K for further information. The Company recorded stock-based compensation expense of $0.6 million for the three months ended March 31, 2017 and $0.4 million for the three months ended March 31, 2016.

At March 31, 2017, total unrecognized compensation cost related to unvested common stock awards was $1.7 million. This cost is expected to be recognized over a weighted average period of 1.4 years. At March 31, 2017, there were 0.5 million shares of common stock covered by outstanding unvested common stock.

12.	Subsequent Events

Purchase of Tealstone

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash (less debt outstanding on the closing date and costs incurred by the Sellers and Tealstone in connection with the transaction), 1,882,058 shares of the Company’s common stock (the “Placement Shares”), and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,500,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments may be made on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets.

The preliminary acquisition-date fair value of the consideration transferred totaled $83.7 million, which consisted of the following:

Fair value of consideration transferred (amounts in thousands):

Cash	$55,000
Common stock (1,882,058 shares)	17,100
Promissory notes	4,400
Deferred payments	7,200
Total	$83,700

The fair value of the 1,882,058 common shares issued was determined based on the average market price of the Company’s common shares on the acquisition date.

The promissory notes and deferred payments have been discounted using a preliminary 12% fair value discount rate. The earn-out arrangement requires the Company to pay up to an aggregate of $15,000,000 in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. The Company’s preliminary analysis indicates that the compensation is tied to the continuing employment of certain key employees and executives of Tealstone and will be treated as additional compensation and not as additional contingent consideration.

The Company is in the process of estimating the fair values of the assets acquired and liabilities assumed at the acquisition date and obtaining third-party valuations of certain intangible assets. Additionally, the Company is in the process of compiling the pro forma financial information required.

Loan Agreement

On April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Loan Agreement”), providing for a term loan of $85,000,000 (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Loan is secured by substantially all of the assets of the Company and its subsidiaries.

Interest on the Loan is equal to the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Interest on the Loan is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium.

The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 beginning with the four consecutive quarters ending June 30, 2017, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;
•	daily cash collateral of not less than $10,000,000 commencing on June 30, 2017, increasing to $15,000,000 on October 1, 2017, and potentially further increasing to $18,000,000 beginning on April 4, 2018;
•	a rolling four quarter gross margin in contract backlog of not less than $60,000,000 commencing June 30, 2017, increasing to $70,000,000 by March 31, 2019;
•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;
•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and
•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters, commencing June 30, 2017.

The Loan Agreement also includes customary events of default, including events of default relating to non-payment of principal or interest, inaccuracy of representations and warranties, breaches of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid, calls under the Company’s bonds, failure of specified individuals to remain employed by the Company, and a change of control. If an event of default occurs, the lenders will be able to accelerate the maturity of the Loan Agreement and exercise other rights and remedies.

 Warrants

 On April 3, 2017, the Company issued Warrants (the “Warrants”) to the lenders under the Loan Agreement (the “Holders”) pursuant to which the Holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average antidilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;
•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•	actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;
•	factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;
•	design/build contracts which subject us to the risk of design errors and omissions;
•	cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;
•	our dependence on a limited number of significant customers;
•	adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;
•	the presence of competitors with greater financial resources or lower margin requirements than ours and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;
•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) under “Item 1A. — Risk Factors.”

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a leading heavy civil construction company that specializes in building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii, and other states where there are construction opportunities. Its transportation infrastructure projects include highways, roads, bridges, airfields, ports and light rail. Its water infrastructure projects include water, wastewater and storm drainage systems. Its residential and commercial concrete projects include concrete foundations for single-family and multi-family homes, commercial projects and parking structures.

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that through March 31, 2017, our operations consisted of one reportable segment, one operating segment and one reporting unit component: heavy civil construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around each heavy civil construction project when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered that each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments.

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) and entered into a Loan and Security Agreement providing for a term loan of $85,000,000 with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Company is reviewing the impact which the acquisition will have on its segment reporting beginning with the quarter ending June 30, 2017. Preliminarily, the Company believes that the residential concrete portion of Tealstone will be an additional reportable segment. Refer to Note 12 regarding subsequent events for additional information.

Market Outlook and Trends

Market outlook: Our core business, through March 31, 2017, was primarily driven by Federal and state funding. The 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase there in 18 years. In addition, a 1-cent sales tax increase was approved in Los Angeles, California in 2016 which will provide $3 billion a year for local road, bridge and transit projects. See “Item 1. Business—Our Markets, Competition and Customers” in our 2016 Form 10-K for a more detailed discussion of our markets and their funding sources.

Bid discipline and project execution: To ensure that we take full advantage of the improved market conditions and maximize profitability, we have completed an extensive evaluation of our projects’ historical success based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process, which along with the institution of common processes, we believe will enable us to focus our resources on the most beneficial projects and significantly reduce our risk. In addition, in order to strengthen these processes and capitalize further on the improved market conditions, we appointed a Chief Operating Officer in the first quarter of 2016.

Backlog, expected backlog gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
First quarter of 2017	$925,000	8.4%
Fourth quarter of 2016	$823,000	8.2%
Third quarter of 2016	$820,000	8.0%
Second quarter of 2016	$810,000	7.8%
First quarter of 2016	$854,000	7.7%

Our gross margin in backlog has increased approximately 70 basis points, from 7.7% at March 31, 2016 to 8.4% at March 31, 2017. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline and the completion of legacy low margin projects.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended March 31, 2017 and “Prior Quarter” refers to the three-month period ended March 31, 2016.

Summary of Financial Results for the Current Quarter

In the Current Quarter, we had an operating loss of $1.8 million, loss before income taxes and earnings attributable to noncontrolling interest owners of $1.9 million, loss attributable to Sterling common stockholders of $2.3 million and net loss per diluted share attributable to Sterling common stockholders of $0.09.

Results of Operations

Backlog at March 31, 2017

At March 31, 2017, our backlog of construction projects was $925 million, as compared to $823 million at December 31, 2016. Our heavy civil construction contracts are typically completed in 12 to 36 months. At March 31, 2017 and December 31, 2016, approximately $55 million and $226 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at March 31, 2017 and December 31, 2016, was $980 million and $1,049 million, respectively. Backlog includes $47 million and $53 million at March 31, 2017 and December 31, 2016, respectively, attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Results of Operations for the Current Quarter as compared to the Prior Quarter

	Three Months Ended March 31,
	2017	2016	% Change
	(dollar amounts in thousands)
Revenues	$153,416	$126,567	21.2%
Gross profit	$9,287	$3,548	NM
General and administrative expenses	(10,604)	(10,085)	5.1
Other operating (expense) income, net	(471)	71	NM
Operating loss	(1,788)	(6,466)	(72.3)
Interest income	41	3	NM
Interest expense	(112)	(873)	(87.2)
Loss before taxes and earnings attributable to noncontrolling interests	(1,859)	(7,336)	(74.7)
Income tax expense	(27)	--	NM
Net loss	(1,886)	(7,336)	(74.3)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(371)	8	NM
Net loss attributable to Sterling common stockholders	$(2,257)	$(7,328)	(69.2)
Gross margin	6.1%	2.8%	NM
Operating margin (deficit)	(1.2)%	(5.1)%	(76.5)

NM – Not meaningful.

	Amount as of
	March 31, 2017	December 31, 2016
Contract Backlog, end of period	$925,000	$823,000

Revenues

Revenues increased $26.8 million, or 21.2%, in the Current Quarter compared with the Prior Quarter. As our markets continue to improve, so has the trend of increasing backlog which increased $62 million from December 31, 2015 to $823 million at December 31, 2016 and increased an additional $102 million from December 31, 2016 to March 31, 2017. This trend has contributed to the increased execution of projects and has favorably affected revenues in the first quarter of 2017. Specifically, the $26.8 million increase is attributable to a total increase of approximately $31 million primarily due to the ramp up of large Utah projects constructed by our majority-owned joint ventures and construction on large projects in Texas as well as in Utah. The Texas increase was also aided by improved weather conditions during the Current Quarter. This increase was offset by approximately $4 million of decreased project activity primarily in California due to the winding down of a large project in California.

Gross profit

Gross profit increased $5.7 million for the Current Quarter compared with the Prior Quarter. Gross margins increased to 6.1% from 2.8% in the Prior Quarter. The increase in gross margin during the Current Quarter as compared to the Prior Quarter was primarily a result of improved project execution and higher backlog margins which have positively affected profitability in the first quarter of 2017.

The first quarter of our fiscal year incurs the greatest declines related to seasonality in both revenues and gross profit. Seasonality declines related to revenues are the result of heavy winter weather which in some cases results in work ceasing in the winter months, hinders productivity, or causes delays, on our projects in progress mainly in the northern or mountainous parts of our markets. Seasonality declines related to gross profits are the result of under-absorbed overhead due to the lower revenue volumes. Overhead rates are set for equipment usage hours and labor hours performed on projects based on expected total hours of equipment usage or expected total hours of work to be performed for the full year. In a period with low volume, the under-absorbed overhead amounts have an unfavorable effect on gross profit. Typically, a portion of this first quarter under-absorbed overhead is recovered in subsequent quarters when the activity levels are higher. During the Current Quarter, under-absorbed overhead, which we believe will be recovered by higher levels of activity for the balance of the year, was approximately $1.5 million.

At March 31, 2017 and 2016, we had approximately 126 and 121 contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses increased $0.5 million to $10.6 million during the Current Quarter from $10.1 million in the Prior Quarter. The increase in the Current Quarter as compared to the Prior Quarter is primarily the result of higher salary and wage costs due to increased hiring to perform work on a greater number of projects in the Current Quarter.

As a percent of revenues, general and administrative expenses decreased 1.1% to 6.9% in the Current Quarter compared with 8.0% in the Prior Quarter. The decrease in general and administrative expenses, as a percentage of revenue, for the Current Quarter is primarily the result of the leverage generated from generally fixed costs and increases in revenues.

Other operating income, net

Other operating income, net, includes 50% of earnings and losses related to members’ interests and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense while losses are treated as income, as earnings would increase the amount in our liability account “Members’ interest subject to mandatory redemption and undistributed earnings,” and losses would decrease this liability. The change in other operating (expense) income, net of $0.5 million was primarily due to consulting and legal costs of $0.3 million related to our acquisition of Tealstone.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(3,062)	$490
Investing activities	(1,237)	(1,753)
Financing activities	(1,339)	11,756
Total (decrease) increase in cash and cash equivalents	$(5,638)	$10,493

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$37,147	$42,785
Working capital	$29,189	$29,316

Operating Activities.

During the Current Quarter, net cash used in operating activities was $3.1million compared to net cash provided of $0.5 million in the Prior Quarter. The drivers of operating activities cash flows were primarily the result of our net loss noted in our Results of Operations above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.

The significant non-cash items reconciled to operating activities include depreciation and amortization expense, which were $4.1 million in the Current Quarter and $4.2 million in the Prior Quarter. Depreciation expense has decreased slightly from the Prior Quarter to the Current Quarter as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at March 31, 2017 and March 31, 2016 and changes during the Current Quarter and Prior Quarter were as follows (amounts in thousands):

	Quarterly Changes in Components of Contract Capital for the Period Ended
	March 31, 2017	March 31, 2016	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(1,770)	$(1,283)	$(487)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,444)	8,527	(9,971)
Contracts in progress, net	(3,214)	7,244	(10,458)
Contracts receivable, including retainage	(6,957)	(12,646)	5,689
Receivables from and equity in construction joint ventures	(760)	4,614	(5,374)
Inventories	(49)	(395)	346
Accounts payable	4,351	4,429	(78)
Contract Capital, net	$(6,629)	$3,246	$(9,875)

During the Current Quarter, Contract Capital decreased liquidity by $9.9 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Investing Activities.

During the Current Quarter, net cash used in investing activities was $1.2 million compared to net cash used of $1.8 million in the Prior Quarter. The driver of investing activities cash flows were investments in capital equipment as discussed below.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $1.8 million for the Current Quarter. Proceeds from the sale of property and equipment totaled $0.6 million for the Current Quarter with an associated net gain of $0.4 million. For the Prior Quarter, expenditures totaled $2.8 million, while proceeds from the sale of property and equipment totaled $1.1 million with an associated net gain of $0.2 million. The level of expenditures in the Current Quarter decreased by $1.0 million compared to the Prior Quarter. The decrease is a result of management’s efforts to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

Financing Activities.

During the Current Quarter, net cash used in financing activities was $1.3 million compared to cash provided of $11.8 million in the Prior Quarter. The increase in cash used by financing activities was a result of typical scheduled principal payment for our Equipment-based Facility and notes payable, compared to a net drawdown of $13.1 million of our Revolving Loan in the Prior Quarter.

Cash and Working Capital.

Cash at March 31, 2017, was $37.1 million, which decreased based on the items mentioned above. Cash includes $1.5 million that was held by our VIE and $18.4 million belonging to our majority-owned joint ventures. Our working capital largely remained flat with a decrease of $0.1 million to $29.2 million at March 31, 2017 from $29.3 million at December 31, 2016.

Credit Facility, Other Sources of Capital and Acquisition

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we have used borrowings under our Equipment-based Facility to finance our capital expenditures and working capital needs.

At March 31, 2017, the Company had a borrowing base of $24.4 million, which was the result of calculating 65% of the appraised value (where appraised value equals net operating liquidated value) of the Company’s collateral. However, we had reached our revolver $20.0 million cap, and therefore only $20.0 million of borrowings were available at March 31, 2017. The Company had no amounts drawn on the revolving loan and $2.5 million of its term loan outstanding at March 31, 2017. Refer to Note 12 regarding the subsequent event related to our Equipment-based Facility.

Average borrowings under our Equipment-based Facility for the Current Quarter were $3.2 million and the largest amount of borrowings was $3.5 million in January 2017. Average borrowings under the Equipment-based Facility for the 2016 fiscal year were $18.1 million, and the largest amount of borrowings under the Equipment-based Facility was $31.6 million in January 2016.

Based on our average borrowings for 2016 and our 2017 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we incurred losses, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” in the 2016 Form 10-K for further discussion of liquidity related risks.

We will continue to explore additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market. This could include the potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, or a combination thereof. We expect to use proceeds from these initiatives to invest in projects meeting our gross margin, overall profitability and other requirements, as well as pursuing projects or investments in adjacent markets.

Purchase of Tealstone

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash (less debt outstanding on the closing date and costs incurred by the Sellers and Tealstone in connection with the transaction), 1,882,058 shares of the Company’s common stock (the “Placement Shares”), and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,500,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments may be made on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets.

The preliminary acquisition-date fair value of the consideration transferred totaled $83.7 million, which consisted of the following:

Fair value of consideration transferred (amounts in thousands):

Cash	$55,000
Common stock (1,882,058 shares)	17,100
Promissory notes	4,400
Deferred payments	7,200
Total	$83,700

The fair value of the 1,882,058 common shares issued was determined based on the average market price of the Company’s common shares on the acquisition date.

The promissory notes and deferred payments have been discounted using a preliminary 12% fair value discount rate. The earn-out arrangement requires the Company to pay up to an aggregate of $15,000,000 in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. The Company’s preliminary analysis indicates that the compensation is tied to the continuing employment of certain key employees and executives of Tealstone and will be treated as additional compensation and not as additional contingent consideration.

The Company is in the process of estimating the fair values of the assets acquired and liabilities assumed at the acquisition date and obtaining third-party valuations of certain intangible assets. Additionally, the Company is in the process of compiling the pro forma financial information required.

Loan Agreement

On April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Loan Agreement”), providing for a term loan of $85,000,000 (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Loan is secured by substantially all of the assets of the Company and its subsidiaries.

Interest on the Loan is equal to the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Interest on the Loan is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium.

The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 beginning with the four consecutive quarters ending June 30, 2017, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;
•	daily cash collateral of not less than $10,000,000 commencing on June 30, 2017, increasing to $15,000,000 on October 1, 2017, and potentially further increasing to $18,000,000 beginning on April 4, 2018;
•	a rolling four quarter gross margin in contract backlog of not less than $60,000,000 commencing June 30, 2017, increasing to $70,000,000 by March 31, 2019;
•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;
•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and
•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters, commencing June 30, 2017.

The Loan Agreement also includes customary events of default, including events of default relating to non-payment of principal or interest, inaccuracy of representations and warranties, breaches of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid, calls under the Company’s bonds, failure of specified individuals to remain employed by the Company, and a change of control. If an event of default occurs, the lenders will be able to accelerate the maturity of the Loan Agreement and exercise other rights and remedies.

Warrants

 On April 3, 2017, the Company issued Warrants (the “Warrants”) to the lenders under the Loan Agreement (the “Holders”) pursuant to which the Holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average antidilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.

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

At March 31, 2017, there was approximately $93 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $47 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2017, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Equipment-based Facility does not bear interest at floating rates, so our results from operations are not impacted from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio.

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2017 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The homebuilding industry is cyclical which could affect our residential concrete projects, including foundations for single-family and multi-family homes. Deterioration in the homebuilding industry conditions or downward changes in general economic or other business conditions could materially adversely affect our results of operations.

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of concrete projects we construct or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.

There have not been any material changes from the other risk factors previously disclosed in Part I, Item 1A Risk Factors of our 2016 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28, 2017	544	(1)	$9.16	--	--

(1)	These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Form of Warrant, dated April 3, 2017
10.1*#	Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 1, 2017.
31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.
32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*  Filed herewith.

#  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date:	May 3, 2017	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date:	May 3, 2017	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended March 31, 2017

Exhibit Index

Exhibit No.	Description

4.1*	Form of Warrant, dated April 3, 2017

10.1*#	Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 1, 2017.

31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

