Form 10-Q
period 2017-06-30
STERLING CONSTRUCTION CO INC
filed 2017-08-02
CIK 874238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017 Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

[√] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [√] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No
At July 28, 2017, there were 27,030,207 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I

Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,058	$42,785
Contracts receivable, including retainage	137,913	84,132
Costs and estimated earnings in excess of billings on uncompleted contracts	40,588	32,705
Inventories	3,521	3,708
Receivables from and equity in construction joint ventures	7,463	7,130
Other current assets	11,206	5,448
Total current assets	260,749	175,908
Property and equipment, net	61,275	68,127
Goodwill	90,971	54,820
Intangibles	39,490	-
Other assets, net	2,968	2,968
Total assets	$455,453	$301,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89,468	$67,097
Billings in excess of costs and estimated earnings on uncompleted contracts	76,916	64,100
Current maturities of long-term debt	1,039	3,845
Income taxes payable	179	78
Accrued compensation	12,022	5,322
Other current liabilities	7,699	6,150
Total current liabilities	187,323	146,592
Long-term liabilities:
Long-term debt, net of current maturities	88,125	1,549
Member’s interest subject to mandatory redemption and undistributed earnings	46,346	45,230
Other long-term liabilities	473	362
Total long-term liabilities	134,944	47,141
Commitments and contingencies (Note 9)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.01 per share; 28,000,000 shares authorized, 27,027,542 and 24,987,306 shares issued	270	250
Additional paid in capital	231,321	208,922
Retained deficit	(100,333)	(101,738)
Total Sterling common stockholders’ equity	131,258	107,434
Noncontrolling interests	1,928	656
Total equity	133,186	108,090
Total liabilities and equity	$455,453	$301,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$246,412	$189,582	$399,828	$316,149
Cost of revenues	(221,207)	(174,039)	(365,336)	(297,058)
Gross profit	25,205	15,543	34,492	19,091
General and administrative expenses	(12,812)	(8,657)	(23,416)	(18,742)
Other operating income (expense), net	(4,037)	(3,505)	(4,508)	(3,434)
Operating income (loss)	8,356	3,381	6,568	(3,085)
Interest income	44	1	85	4
Interest expense	(2,984)	(812)	(3,096)	(1, 685)
Loss on extinguishment of debt	(755)	-	(755)	-
Income (loss) before income taxes and earnings attributable to noncontrolling interests	4,661	2,570	2,802	(4,766)
Income tax expense	(98)	(27)	(125)	(27)
Net income (loss)	4,563	2,543	2,677	(4,793)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(901)	(520)	(1,272)	(512)
Net income (loss) attributable to Sterling common stockholders	$3,662	$2,023	$1,405	$(5,305)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.14	$0.09	$0.05	$(0.25)
Diluted	$0.13	$0.09	$0.05	$(0.25)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,978	22,762	25,972	21,261
Diluted	27,336	22,959	26,409	21,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Amounts in thousands)

(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2017	24,987	$250	$208,922	$(101,738)	$656	$108,090
Net income	-	-	-	1,405	1,272	2,677
Stock-based compensation	158	1	1,976	-	-	1,977
Stock issued for Tealstone acquisition	1,882	19	17,042	-	-	17,061
Warrants issued to lenders	-	-	3,500	-	-	3,500
Other	-	-	(119)	-	-	(119)
Balance at June 30, 2017	27,027	$270	$231,321	$(100,333)	$1,928	$133,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$1,405	(5,305)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	1,272	512
Net income (loss)	2,677	(4,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,387	8,144
Gain on disposal of property and equipment	(396)	(274)
Stock-based compensation expense	1,977	805
Impairment on building held-for-sale	895	-
Changes in operating assets and liabilities:
Contracts receivable	(40,163)	(24,483)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,939)	(8,486)
Inventories	1,405	(1,190)
Receivables from and equity in construction joint ventures	(333)	5,565
Other assets	(2,429)	(504)
Accounts payable	12,922	20,894
Billings in excess of costs and estimated earnings on uncompleted contracts	12,513	26,358
Accrued compensation and other liabilities	(5,968)	5,877
Member’s interest subject to mandatory redemption and undistributed earnings	1,116	(1,178)
Net cash (used in) provided by operating activities	(12,336)	26,735
Cash flows from investing activities:
Tealstsone acquisition, net of cash acquired	(55,000)	-
Additions to property and equipment	(5,870)	(6,070)
Proceeds from sale of property and equipment	1,907	1,394
Net cash used in investing activities	(58,963)	(4,676)
Cash flows from financing activities:
Cash received–term loan	85,000	-
Cumulative repayments – term loan and other	(3,953)	(2,948)
Cumulative drawdowns – equipment-based revolver	-	19,000
Cumulative repayments – equipment-based revolver	-	(19,000)
Net proceeds from stock issued	-	19,144
Debt issuance costs	6,889	-
Loss on debt extinguishment	755	-
Distributions to noncontrolling interest owners	-	-
Other	(119)	(46)
Net cash provided by financing activities	88,572	16,150
Net increase in cash and cash equivalents	17,273	38,209
Cash and cash equivalents at beginning of period	42,785	4,426
Cash and cash equivalents at end of period	$60,058	$42,635
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,096	$1,940
Cash paid during the period for income taxes	$78	$-
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$17,061	$-
Notes and deferred payments to sellers	$11,647	$-
Warrants issued to lenders (1,000,000 Warrants)	$3,500	$-
Transportation and construction equipment acquired through financing arrangements	$70	$511

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business Summary and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are construction opportunities. Its heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, multi-family homes, commercial projects and parking structures. Its residential concrete construction projects include concrete foundations for single-family homes.

Presentation

The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2017 and the results of operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or subsequent quarters.

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) and entered into a Loan and Security Agreement providing for a term loan of $85,000,000 with a maturity date of April 4, 2022, which replaced the then existing debt facility. We have determined that with the acquisition of Tealstone there are two reportable segments: heavy civil construction and residential construction. Refer to Note 13 for a discussion of reportable segments and related financial information.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members’ interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating income (expense), net,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%. Refer to Note 4 for further information regarding the Company’s Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interest.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets, purchase accounting, including intangibles and goodwill, and income taxes. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.

Reclassification

Reclassifications have been made to historical financial data on our condensed consolidated financial statements to conform to our current year presentation.

Revenue Recognition

Heavy Civil Construction

The Company engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanic’s liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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

Changes in estimated revenues and gross margin resulted in a net charge of $1.8 million and a net charge of $1.1 million during the three months and six months ended June 30, 2017, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations. Changes in estimated revenues and gross margin resulted in a net gain of $0.7 million and a net charge of $0.5 million during the three months and six months ended June 30, 2016, respectively, included in “operating income (loss)” on the condensed consolidated statements of operations.

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

The Company considers claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. To support these requirements, the existence of the following items must be satisfied: (i) The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; (ii) Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; (iii) Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iv) The evidence supporting the claim is objective and verifiable, not based on management’s feel for the situation or on unsupported representations. Revenue in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

The Company has projects where we are in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with our customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to our customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $1.4 million, $12.0 million and $3.9 million, respectively, at June 30, 2017, and $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Residential Construction

Residential construction revenue and related profit is recognized when construction is completed. The time from starting construction to finishing is typically one month or less.

Financial Instruments and Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, short-term contracts receivable, accounts payable, notes payable, and a term loan (the “Loan”) with Oaktree Capital Management, L.P.

The recorded values of cash and cash equivalents, restricted cash, short-term contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature.

Refer to Note 8 regarding the fair value of the Loan and notes payable. The Company does not have any off-balance sheet financial instruments other than operating leases (refer to Note 10 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K).

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued guidance in ASU No. 2017-09 “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting, which provides guidance to assist entities with evaluating which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update provide a screen to determine when an entity should account for the effects of a modification. This guidance is effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.

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

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We expect that revenue generated from our fixed unit price contracts, which represent a significant portion of our total contracts, will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with our current practice. Therefore, we do not expect a material impact to the Company’s Consolidated Financial Statements related to fixed unit price contracts. We also expect our revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements under the standard. The Company is currently determining the impact of the new standard on our lump-sum, cost-plus and other than fixed unit price contracts. Because the standards will impact our business processes, systems and controls, the Company is also developing a comprehensive change management project plan to guide the implementation. We will adopt the requirements of the new standard effective January 1, 2018 and intend to use the modified retrospective adoption approach, but will not make a final decision on the adoption method until later in 2017.

2.	Tealstone Acquisition
General

On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash, 1,882,058 shares of the Company’s common stock (the “Placement Shares”), and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,500,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments may be made on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.

The preliminary acquisition-date fair value of the consideration transferred totaled $83.7 million, which consisted of the following:

Fair value of consideration transferred (amounts in thousands):

Cash	$55,000
Common stock (1,882,058 shares)	17,061
Promissory notes	4,436
Deferred payments	7,211
Total	$83,708

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

Preliminary Purchase Price Allocation

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $36.2 million, was recorded as goodwill.

The following table summarizes our preliminary goodwill addition (in thousands):

Balance at January 1, 2016 and 2017	$54,820
Additional goodwill related to acquisition	36,151
Balance at June 30, 2017	$90,971

The following table summarizes our preliminary purchase price allocation at the acquisition closing date (in thousands):

Cash	$--
Accounts receivable	13,618
Costs and estimated earnings in excess of billings on uncompleted contracts	2,944
Inventory	1,218
Other current assets	54
Property, plant and equipment	565
Other assets, net	1
Identifiable intangible assets and Goodwill	76,151
Accounts payable	(9,449)
Billings in excess of costs and estimated earnings on uncompleted contracts	(303)
Accrued expenses	(823)
State income tax payable	(268)
Total Consideration	$83,708

The purchase price allocation and related amortization periods are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. We have preliminarily assigned an asset value of $40.0 million for identified intangible assets and have amortized $0.5 million which is included in general and administrative expenses on our statement of operations for the three months ended June 30, 2017. We believe that a majority of the intangible amount will be allocated to customer relationships. A 10% change in the valuation of intangible assets would cause a corresponding increase or decrease in the balance of goodwill and annual amortization expense of approximately $4.0 million and $0.2 million respectively.

Supplemental Pro Forma Information (Unaudited)

The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. To give effect to the Tealstone Acquisition for pro forma financial information purposes, Tealstone’s commercial historical results were brought to within one month of Sterling’s interim results for the three and six month period ended June 30, 2017, and included the three and six months ended May 31, 2017, respectively. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition; and (3) include the pro forma results of Tealstone for the three and six month periods ended June 30, 2017. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition. The Pro Forma consists of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma Revenue	$250,032	$236,712	$444,957	$402,771
Pro forma net income attributable to Sterling	$3,190	$6,536	$1,716	$3,046

3.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries and majority-owned joint ventures, as well as the Company’s VIE. Refer to Note 6 for more information regarding the Company’s consolidated VIE. At June 30, 2017 and December 31, 2016, cash and cash equivalents included $19.7 million and $24.1 million, respectively, belonging to our less than wholly-owned subsidiaries. At June 30, 2017 and December 31, 2016, cash and cash equivalents included $19.6 million and $10.9 million, respectively, belonging to majority-owned joint ventures. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 9 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

4.	Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

The amended agreements, as described in Note 4 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K, resulted in an obligation to purchase Mr. Buenting’s and Mr. Myers’ 50% members’ interest that the Company is certain to incur, either because of Mr. Buenting’s or Mr. Myers’ death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. In the event of either Mr. Buenting’s or Mr. Myers’ death, the Company has purchased death and permanent disability insurance of $40.0 million to mitigate the Company’s cash draw if such events were to occur. The liability consists of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	6,346	5,230
Total liability	$46,346	$45,230

Earnings, which were included in net accumulated earnings and represent 50% of total earnings, for the three and six months ended June 30, 2017 were $2.6 million and $2.5 million, respectively, and were $3.9 million for both periods in June 30, 2016. These amounts were included in “other operating income (expense), net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and joint ventures (amounts in thousands):

	Six Months Ended June 30,
	2017	2016

Balance, beginning of period	$656	$(91)
Net income attributable to noncontrolling interest included in equity	1,272	512
Distributions to noncontrolling interest owners	-	-
Balance, end of period	$1,928	$(421)

The increase in net income attributable to noncontrolling interest included in equity is due to the Company’s the addition of a Utah based majority-owned joint venture which was not ongoing during the same prior year period.

5.	Construction Joint Ventures

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

	June 30, 2017	December 31, 2016
Total combined:
Current assets	$45,034	$32,592
Less current liabilities	(64,672)	(57,598)
Net assets	$(19,638)	$(25,006)
Backlog	$75,670	$107,333

Sterling’s noncontrolling interest in backlog	$38,751	$52,992
Sterling’s receivables from and equity in construction joint ventures	$7,463	$7,130

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total combined:
Revenues	$18,897	$19,750	$33,507	$28,554
Income before tax	1,497	1,379	2,670	1,913

Sterling’s noncontrolling interest:
Revenues	$8,674	$7,684	$15,163	$11,464
Income before tax	718	593	1,271	851

Approximately $39 million of the Company’s backlog at June 30, 2017 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Steve P. Rados, Inc., where the Company has a 50% interest.

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

6.	Variable Interest Entities

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

The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$2,348	$9,655
Contracts receivable, including retainage	25,991	15,046
Other current assets	11,702	10,208
Total current assets	40,041	34,909
Property and equipment, net	9,077	9,824
Goodwill	1,501	1,501
Total assets	$50,619	$46,234
Liabilities:
Current liabilities:
Accounts payable	$20,160	$21,274
Other current liabilities	17,504	8,782
Total current liabilities	37,664	30,056
Long-term liabilities:
Other long-term liabilities	321	5,373
Total liabilities	$37,985	$35,429

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$38,783	$43,967	$62,067	$70,910
Operating income	2,246	1,982	2,640	2,174
Net income attributable to Sterling common stockholders	1,121	989	1,316	1,083

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Construction equipment	$120,991	$121,441
Transportation equipment	19,060	19,017
Buildings	8,713	12,771
Office equipment	3,108	3,108
Leasehold improvement	914	914
Construction in progress	317	313
Land	3,509	3,509
Water rights	200	200
	156,812	161,273
Less accumulated depreciation	(95,537)	(93,146)
Total property and equipment, net	$61,275	$68,127

During the quarter ended June 30, 2017, we entered into a definitive agreement to sell one of our Texas subsidiary’s office, equipment shop and yard facility, which is in Texas. The property had a net book value of $4.1 million, and we expect to receive $3.2 million, after selling costs, once the transaction has closed in the third quarter of 2017. As such, we have reclassified and included in “other current assets” in our condensed consolidated balance sheet and recorded a $0.9 million write-down to fair value that has been recorded in “other operating income (expense), net” for the quarter ended June 30, 2017.

8.	Debt

Debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Loan	$85,000	$3.532
Less deferred loan costs and discount	(9,869)	(803)
Total Loan, net	75,131	2,729
Notes and deferred payments to sellers, Tealstone acquisition	11,909	-
Notes payable for transportation and construction equipment and other	2,124	2,665
	89,164	5,394

Current maturities of long-term debt	1,039	4,648
Less current deferred loan costs	-	(803)
Less current maturities of long-term debt, net	(1,039)	(3,845)
Total long-term debt	$88,125	$1,549

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

The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

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

The Company is in compliance with these covenants at June 30, 2017.

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

Deferred loan costs and discounts totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 11 for additional information on the warrants. The total amount will be amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. Amortization expense of $0.5 million has been included in interest expense for the three and six months ended June 30, 2017.

As part of the extinguishment of our prior credit facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the three and six months ended June 30, 2017.

Fair Value

The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the carrying values of our debt outstanding approximated the fair values and were $85.0 million and $3.5 million, respectively for the Term Loan. There was no revolver as of June 30, 2017 and no amounts outstanding on the prior revolver as of December 31, 2016.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and $2,500,000, and $7,500,000 of deferred cash payments. Based on a preliminary 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million for the three and six months ended June 30, 2017, and was recorded as interest expense.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $2.1 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92% The fair value of these notes payable approximates their book value.

Interest Expense

Interest expense related to our Loan and prior credit facility and other debt for the three and six months ended June 30, 2017 was $3.0 million and $3.1 million, respectively and $0.8 million and $1.7 million for the three and six months ended June 30, 2016, respectively. The increase in interest cost for both periods is due to our new Loan that has a higher amount of principal outstanding

9.	Commitments and Contingencies

The Company is required by our former insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our former insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. We have cash collateralized the letter of credit, resulting in the cash being designated as restricted. Since we have now replaced our insurance provider, the amount required will diminish as claims are processed. Refer to Note 3 for more information on our restricted cash.

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

The Company is expecting a current federal liability for alternative minimum tax. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. A minimal income tax expense was recorded for the three and six months ended June 30, 2017 and also for the three and six months ended June 30, 2016. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences. For interim periods the Company estimates an annual effective tax rate and applies that rate to year-to-date operating results.

The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of June 30, 2017 and December 31, 2016. Therefore, there has been no change in net deferred taxes for the three and six months ended June 30, 2017.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

11.	Stockholder’s Equity

Stock Offering

On April 3, 2017, in connection with the Tealstone Acquisition, the Company issued 1,882,058 shares of the Company’s stock as consideration paid to the sellers. The value of the shares issued was $17.1 million based on the average fair value of the shares on the date of acquisition.

On May 9, 2016, the Company completed an underwritten public offering of 5,175,000 shares of the Company’s common stock, which included the full exercise of the sole underwriter’s over-allotment option, at a price to the public of $4.00 per share ($3.77 per share net of underwriting discounts). The net proceeds from the offering of $19.1 million, after deducting underwriting discounts and other offering expenses, were used for working capital, repayment of our indebtedness under the revolving loan portion of our then existing equipment-based credit facility and for general corporate purposes.

Warrants

On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Loan Agreement (the “Holders”) pursuant to which such holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.

The Company valued these Warrants using the Black-Scholes model, which is a type 3 fair value measurement. The key assumptions used in the Black-Scholes Model with respect to these valuations are summarized in the following table:

At April 3, 2017
Current stock price	$8.88
Exercise option price	$10.25
Expected term of warrants (in years)	5
Expected volatility rate	48.29%
Risk-free rate	1.88%
Expected dividend yield	0.00%

Based on these inputs, the total fair value of the warrants was $3.5 million, which was recorded as a Loan discount and netted against our new Loan and included in “additional paid in capital” on our balance sheet.

Stock-Based Compensation

The Company has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2016 Form 10-K for further information.

During the three and six months ended June 30, 2017, the Company awarded a total of 102,571 and 166,410 shares of common stock, respectively. The Company recorded stock-based compensation expense of $1.4 million and $2.0 million for the three months and six months ended June 30, 2017, respectively, which included costs for acceleration of unvested shares related to the departure of our former CEO of $0.7 million. The Company recorded stock-based compensation expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

At June 30, 2017 and 2016, total unrecognized compensation cost related to unvested common stock awards was $1.5 million and $2.7 million respectively. This cost is expected to be recognized over a weighted average period of 2.2 years. At June 30, 2017, there were 0.5 million shares of common stock covered by outstanding unvested common stock

12.	Net Income (Loss) per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive unvested stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Sterling common stockholders	$3,662	$2,023	$1,405	$(5,305)
Weighted average common shares outstanding — basic	26,978	22,762	25,972	21,261
Shares for dilutive unvested stock and warrants	358	197	437	-
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	27,336	22,959	26,409	21,261
Basic income (loss) per share attributable to Sterling common stockholders	$0.14	$0.09	$0.05	$(0.25)
Diluted income (loss) per share attributable to Sterling common stockholders	$0.13	$0.09	$0.05	$(0.25)

In accordance with the treasury stock method approximately 0.2 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the six months ended June 30, 2016, as the Company incurred a loss during that period and the impact of such shares would have been antidilutive. Approximately, 1.0 million shares of common stock related to our Warrant issuance were excluded from the diluted weighted average common shares outstanding for the three months and six months ended June 30, 2017, as the shares were out of the money and considered anti-dilutive.

13.	Segment Information

Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around the aggregation of heavy civil construction projects and the entire residential construction division when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.

Segment reporting is aligned based upon the services offered by our two operating groups, which represent our reportable segments: Heavy Civil Construction and Residential Construction, as mentioned above. Our chief operating decision maker evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.

The following table presents total revenue and income from operations by reportable segment for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Heavy Civil Construction	$209,194	$189,582	$362,610	$316,149
Residential Construction	37,218	-	37,218	-
Total Revenue	$246,412	$189,582	$399,828	$316,149

Operating Income
Heavy Civil Construction	$3,141	$3,381	$1,667	$(3,085)
Residential Construction	5,215	-	4,901	-
Total Operating Income	$8,356	$3,381	$6,568	$(3,085)

From the acquisition closing date of April 3, 2017, through June 30, 2017, revenue and income from operations associated with the Tealstone Acquisition totaled approximately $42.5 million and $5.5 million, respectively.

The following table presents total assets by reportable segment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
Heavy Civil Construction	$356,661	$301,823
Residential Construction	98,792	-
Total Assets	$455,453	$301,823

The Company is in the process of finalizing the purchase accounting, which will affect the allocation of goodwill by reportable segments. Refer to Note 2. However, of the newly acquired goodwill, with a preliminarily amount of $36.2 million, we believe that almost all will be allocated to the Residential Construction segment.

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

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services and changes in those governments’ budgets, practices, laws and regulations;
•	delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•	actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;
•	factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, percentage-of-completion accounting policies, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, mechanical problems with our machinery or equipment and effects of other risks discussed in this document;
•	design/build contracts which subject us to the risk of design errors and omissions;
•	cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;
•	our dependence on a limited number of significant customers;
•	adverse weather conditions; although we prepare our budgets and bid contracts based on historical rain and snowfall patterns, the incidence of rain, snow, hurricanes, etc., may differ materially from these expectations;
•	the presence of competitors with greater financial resources or lower margin requirements than ours and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;
•	our ability to successfully identify, finance, complete and integrate acquisitions;
•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;
•	adverse economic conditions in our markets; and
•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) under “Part I, Item 1A. Risk Factors.”

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

Overview

Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a leading heavy civil construction company that specializes in building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii, and other states in which there are construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, multi-family homes, commercial projects and parking structures. Our residential concrete construction projects include concrete foundations for single-family homes.

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information around the aggregation of heavy civil construction projects and the entire residential construction division when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.

Market Outlook and Trends

Market outlook: Our core heavy civil business, through June 30,2017, was primarily driven by Federal and state funding. The 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. Furthermore, in 2017, a bill was passed authorizing the issuance of up to $1 billion in bonds for use in the state’s highway projects. In addition, a 1-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion a year for local road, bridge and transit projects. See “Item 1. Business—Our Markets, Competition and Customers” in our 2016 Form 10-K for a more detailed discussion of our markets and their funding sources.

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

Backlog, backlog gross margin and gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Second quarter of 2017	$923,000	8.4%
First quarter of 2017	$925,000	8.4%
Fourth quarter of 2016	$823,000	8.2%
Third quarter of 2016	$820,000	8.0%
Second quarter of 2016	$810,000	7.8%

Our total margin in backlog has increased approximately 60 basis points, from 7.8% at June 30, 2016 to 8.4% at June 30, 2017. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended June 30, 2017, “Prior Quarter” refers to the three-month period ended June 30, 2016, “Current Period” refers to the six-month period ended June 30, 2017 and “Prior Period” refers to the six-month period ended June 30, 2016.

Summary of Financial Results for the Current Quarter and Current Period

In the Current Quarter and Current Period, we had operating income of $8.4 million and $6.6 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $4.7 million and $2.8 million, respectively, net income attributable to Sterling common stockholders of $3.7 million and $1.4 million, respectively, and net income per diluted share attributable to Sterling common stockholders of $0.13 and $0.05, respectively.

Results of Operations

Heavy Civil Backlog at June 30, 2017

At June 30, 2017, our backlog of construction projects, made up solely of our heavy civil construction segment, was $923 million, as compared to $823 million at December 31, 2016. The contracts in this backlog are typically completed in 12 to 36 months. At June 30, 2017 and December 31, 2016, approximately $77 million and $226 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at June 30, 2017 and December 31, 2016 was $1.0 billion. Backlog includes $39 million and $53 million at June 30, 2017 and December 31, 2016, respectively, attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Consolidated Results

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollar amounts in thousands)
Revenues	$246,412	$189,582	30.0%	$399,828	$316,149	26.5%
Gross profit	$25,205	$15,543	62.2	$34,492	$19,091	80.7
General and administrative expenses	(12,812)	(8,657)	48.0	(23,416)	(18,742)	24.9
Other operating income (expense), net	(4,037)	(3,505)	15.2	(4,508)	(3,434)	31.3
Operating income (loss)	8,356	3,381	NM	6,568	(3,085)	NM
Interest income	44	1	NM	85	4	NM
Interest expense	(2,984)	(812)	NM	(3,096)	(1,685)	83.7
Loss on extinguishment of debt	(755)	-	NM	(755)	-	NM
Income (loss) before taxes and earnings attributable to noncontrolling interests	4,661	2,570	81.4	2,802	(4,766)	NM
Income tax expense	(98)	(27)	NM	(125)	(27)	NM
Net income (loss)	4,563	2,543	79.4	2,677	(4,793)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(901)	(520)	73.3	(1,272)	(512)	NM
Net income (loss) attributable to Sterling common stockholders	$3,662	$2,023	81.0	$1,405	$(5,305)	NM
Gross margin	10.2%	8.2%	24.4	8.6%	6.0%	43.3
Operating margin (deficit)	3.4%	1.8%	88.9	1.6%	(1.0)%	NM
NM – Not meaningful.

Revenues

Revenues increased $56.8 million, or 30.0% in the Current Quarter compared with the Prior Quarter and increased $83.7 million, or 26.5% in the Current Period compared with the Prior Period. The increase in both the Current Quarter as compared to the Prior Quarter and the Current Period as compared to the Prior Period is primarily the result of the April 3, 2017, Tealstone Acquisition. Revenues increased approximately $43 million related to the Tealstone Acquisition. The majority of the remaining net increase of $14 million in the Current Quarter is attributable to Utah projects as a result of a ramp up in a new 2017 construction joint venture project. The majority of the remaining $41 million net increase in the Current Period was also primarily attributable to Utah projects as a result of a ramp up in a new 2017 construction joint venture project and projects in Texas where improved weather conditions aided in increased productivity.

Gross profit

Gross profit increased $9.7 million for the Current Quarter compared with the Prior Quarter and $15.4 million for the Current Period compared with the Prior Period. Our gross margins increased to 10.2% and 8.6% in the Current Quarter and Current Period, respectively, as compared to 8.2% and 6.0% in the Prior Quarter and Prior Period, respectively. The increase in gross margin during the Current Quarter as compared to the Prior Quarter and the increase in the Current Period as compared to the Prior period was primarily attributable to the Tealstone Acquisition adding approximately 2.0% gross margin to the Current Quarter and 1.4% gross margin to the Current Period.

At June 30, 2017 and 2016, we had approximately 139 and 124 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses

General and administrative expenses increased $4.2 million to $12.8 million during the Current Quarter from $8.7 million in the Prior Quarter and increased $4.7 million to $23.4 million during the Current Period from $18.7 million in the Prior Period. The increase in the Current Quarter compared to the Prior Quarter and the Current Period to the Prior Period is primarily the result of the Tealstone Acquisition, stock based compensation costs related to the acceleration of our former CEO’s unvested shares, and increased recruiting and pre-bid contract costs in our Utah market.

As a percent of revenues, general and administrative expenses increased 0.6% to 5.2% and remained flat in the Current Quarter and Current Period, respectively, compared with 4.6% and 5.9% in the Prior Quarter and Prior Period, respectively. The decrease in general and administrative expenses, as a percentage of revenue, for the Current Quarter and Current Period is primarily the result of the decrease in employee benefit costs and the non-recurring employee severance costs paid in the Prior Period as mentioned above, along with an increase in revenue in both periods.

Other operating income (expense), net

Other operating income (expense), net, includes 50% of earnings and losses related to members’ interests and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increases our liability account “Members’ interest subject to mandatory redemption and undistributed earnings.” The change in other operating income (expense) income, net of $0.5 million during the Current Quarter and $1.1 million during the Current Period was primarily due to a fair value write-down of $0.9 million on one of our Texas buildings that is under contract to be sold in the third quarter and transaction costs of $0.3 million related to the Tealstone Acquisition.

Income taxes

Our effective income tax rates for the Current Quarter and Prior Quarter were minimal. As our market improves and we increasingly benefit from the Tealstone Acquisition, we are expecting a current federal alternative minimum tax liability for the year. A minimal tax expense was recorded for each quarter and period.

Segment Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Revenue
Heavy Civil Construction	$209,194	85%	$189,582	100%	$362,610	91%	$316,149	100%
Residential Construction	37,218	15%	-	0%	37,218	9%	-	0%
Total Revenue	$246,412		$189,582		$399,828		$316,149

Operating Income
Heavy Civil Construction	$3,141	38%	$3,381	100%	$1,667	25%	$(3,085)	100%
Residential Construction	5,215	62%	-	0%	4,901	75%	-	0%
Total Operating Income	$8,356		$3,381		$6,568		$(3,085)

Revenue

Revenue was $246.4 million and $399.8 million for the Current Quarter and Current Period, respectively. This represented an increase in our heavy civil construction segment of $19.6 million, or 10% and $46.5 million, or 15% for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, coupled with $37.2 million in additional revenue related to our new residential construction segment.

Operating Income

Operating Income was $8.4 million and $6.6 million for the Current Quarter and Current Period, respectively. This represented a decrease of $0.2 million, or 7% in our heavy civil construction segment compared to the Prior Quarter and an increase of $4.8 million, or 154% in our heavy civil construction segment compared to the Prior Period, coupled with $4.9 million in additional income related to our new residential construction segment.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(12,336)	$26,735
Investing activities	(58,963)	(4,676)
Financing activities	88,572	16,150
Total increase in cash and cash equivalents	$17,273	$38,209

	June 30, 2017	December 31, 2017
Cash and cash equivalents	$60,058	$42,785
Working capital	$73,426	$29,316

Operating Activities.

During the Current Period, net cash used by operating activities was $12.3 million compared to net cash provided of $26.7 million in the Prior Period. The drivers of operating activities cash flows were primarily the result of our improvement in net income discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.

The significant non-cash items included in operating activities include depreciation and amortization expense, which were $8.4 million in the Current Period and $8.1 million in the Prior Period. Depreciation and amortization expense has increased from the Prior Period to the Current Period as a result of our April 3, 2017 acquisition where we acquired identified intangible assets and have amortized $0.5 million in the Current Period. Depreciation expense decreased as part of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at June 30, 2017 and 2016 and changes during the Current Quarter and Prior Quarter were as follows (amounts in thousands):

	Changes in Components of Contract Capital for the Period Ended
	June 30, 2017	June 30, 2016	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(4,939)	$(8,486)	$3,547
Billings in excess of costs and estimated earnings on uncompleted contracts	12,513	26,358	(13,845)
Contracts in progress, net	7,574	17,872	(10,298)
Contracts receivable, including retainage	(40,163)	(24,483)	(15,680)
Receivables from and equity in construction joint ventures	(333)	5,565	(5,898)
Inventories	1,405	(1,190)	2,595
Accounts payable	12,922	20,894	(7,972)
Contract Capital, net	$(18,595)	$18,658	$(37,253)

The Current Period change in Contract Capital decreased liquidity by $18.6 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Investing Activities.

During the Current Period, net cash used in investing activities was $59.0 million compared to $4.7 million in the Prior Period. The primary driver of investing activities cash flows was the $55 million paid on April 3, 2017, as part of the Tealstone Acquisition.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $5.9 million for the Current Period. Proceeds from the sale of property and equipment totaled $1.9 million for the Current Period with an associated net gain of $0.4 million. For the Prior Period, expenditures totaled $6.1 million, while proceeds from the sale of property and equipment totaled $1.4 million with an associated net gain of $0.3 million. The level of expenditures in the Current Period decreased by $0.2 million compared to the Prior Period. This decrease was the result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project-specific leased equipment.

Financing Activities.

During the Current Period, net cash provided by financing activities was $88.6 million compared to $16.2 million in the Prior Period. The increase in cash provided by financing activities was primarily a result of net proceeds of $85.0 million received as part of our new Loan Agreement, compared to net proceeds of $19.1 million received from the issuance of common stock in the Prior Period.

Cash and Working Capital.

Cash at June 30, 2017, was $60.1 million, which increased based on the items mentioned above. Cash includes $2.3 million that was held by our VIE which is also a majority-owned subsidiary, $17.4 million belonging to another majority-owned subsidiary and $19.7 million belonging to majority-owned joint ventures which generally cannot be used for purposes outside the joint venture. Our working capital increased $44.1 million to $73.4 million at June 30, 2017 from $29.3 million at December 31, 2016.

Credit Facility and Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

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

The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

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

The Company is in compliance with these covenants at June 30, 2017.

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

Deferred loan costs and discounts totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts payed to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 11 for additional information on the warrants. The total amount will be amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. The amortization expense was $0.5 million has been included in interest expense for the three and six months ended June 30, 2017.

As part of the extinguishment of our prior credit facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the three and six months ended June 30, 2017.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and $2,500,000, and $7,500,000 of deferred cash payments. Based on a preliminary 12% discount rate the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million for the three and six months ended June 30, 2017, and was recorded as interest expense.

Warrants

On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Loan Agreement (the “Holders”) pursuant to which the Holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants. The total fair value of the Warrants was $3.5 million, which was recorded as a Loan discount and netted against our new Loan and included in “additional paid in capital” on our balance sheet.

Average borrowings under our Loan and prior credit facility for the Current Quarter and Current Period were $85.0 million and $44.1 million, respectively. Average borrowings under the prior equipment-based credit facility for the 2016 fiscal year were $18.1 million.

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

Where we are the successful bidder on a heavy civil construction project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers. There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.

Inflation affects our residential construction projects minimally as these projects typically last one month or less.

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

At June 30, 2017, there was approximately $76 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $39 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2017, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.

Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Sources of Capital− Contractual Obligations” in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risks. Outstanding indebtedness under our Loan Agreement bears interest at floating rates (LIBOR), so our results from operations could be impacted from a change in interest rates. A 1% increase in our interest rate would increase interest expense by $0.9 million per year. However, the Company does not expect interest rate fluctuations to have a material adverse effect on the Company’s financial results.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2017 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We acquired Tealstone on April 3, 2017 and have not yet included Tealstone in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Tealstone. For the second quarter 2017, Tealstone accounted for $43 million of our total revenues and as of June 30, 2017 had total assets of $108 million.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1—May 31, 2017	2,466	(1)	$10.42	-	-

(1)	These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation Committee of the Board of Directors.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: August 2, 2017	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date: August 2, 2017	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.

Quarterly Report on Form 10-Q for Period Ended June 30, 2017

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer, and Ronald A. Ballschmiede, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*        Filed herewith.

