Form 10-Q
period 2017-09-30
STERLING CONSTRUCTION CO INC
filed 2017-10-31
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
Or
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

 At October 27, 2017, there were 27,051,143 shares outstanding of the issuer’s common stock, par value $0.01 per share.

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,541	$42,785
Contracts receivable, including retainage	149,052	84,132
Costs and estimated earnings in excess of billings on uncompleted contracts	43,384	32,705
Inventories	2,093	3,708
Receivables from and equity in construction joint ventures	9,069	7,130
Other current assets	9,654	5,448
Total current assets	279,793	175,908
Property and equipment, net	59,464	68,127
Goodwill	85,277	54,820
Intangibles	45,200	—
Other assets, net	3,301	2,968
Total assets	$473,035	$301,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,565	$67,097
Billings in excess of costs and estimated earnings on uncompleted contracts	63,368	64,100
Current maturities of long-term debt	986	3,845
Income taxes payable	280	78
Accrued compensation	14,566	5,322
Other current liabilities	15,188	6,150
Total current liabilities	194,953	146,592
Long-term liabilities:
Long-term debt, net of current maturities	88,619	1,549
Members' interest subject to mandatory redemption and undistributed earnings	46,329	45,230
Other long-term liabilities	595	362
Total long-term liabilities	135,543	47,141
Commitments and contingencies (Note 9)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 shares authorized, 27,023,143 and 24,987,306 shares issued	270	250
Additional paid in capital	231,848	208,922
Retained deficit	(93,201)	(101,738)
Total Sterling common stockholders’ equity	138,917	107,434
Noncontrolling interests	3,622	656
Total equity	142,539	108,090
Total liabilities and equity	$473,035	$301,823

 The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$304,219	$205,629	$704,047	$521,778
Cost of revenues	(273,588)	(189,007)	(638,924)	(486,065)
Gross profit	30,631	16,622	65,123	35,713
General and administrative expenses	(13,129)	(9,146)	(36,545)	(27,888)
Other operating expense, net	(4,863)	(3,804)	(9,371)	(7,238)
Operating income	12,639	3,672	19,207	587
Interest income	107	15	192	19
Interest expense	(3,576)	(491)	(6,672)	(2,176)
Loss on extinguishment of debt	—	—	(755)	—
Income (loss) before income taxes and earnings attributable to noncontrolling interests	9,170	3,196	11,972	(1,570)
Income tax expense	(344)	(41)	(469)	(68)
Net income (loss)	8,826	3,155	11,503	(1,638)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,694)	(740)	(2,966)	(1,252)
Net income (loss) attributable to Sterling common stockholders	$7,132	$2,415	$8,537	$(2,890)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.27	$0.10	$0.33	$(0.12)
Diluted	$0.26	$0.10	$0.33	$(0.12)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,486	25,003	25,787	23,915
Diluted	26,920	25,365	26,260	23,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon-trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2017	24,987	$250	$208,922	$(101,738)	$656	$108,090
Net income	—	—	—	8,537	2,966	11,503
Stock-based compensation	154	1	2,533	—	—	2,534
Stock issued for Tealstone acquisition	1,882	19	17,042	—	—	17,061
Warrants issued to lenders	—	—	3,500	—	—	3,500
Other	—	—	(149)	—	—	(149)
Balance at September 30, 2017	27,023	$270	$231,848	$(93,201)	$3,622	$142,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$8,537	(2,890)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	2,966	1,252
Net income (loss)	11,503	(1,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,140	12,097
Loss (gain) on disposal of property and equipment	204	(255)
Stock-based compensation expense	2,534	1,211
Changes in operating assets and liabilities:
Contracts receivable	(45,044)	(23,303)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,735)	(5,084)
Inventories	2,833	(1,465)
Receivables from and equity in construction joint ventures	(1,939)	3,461
Other assets	(4,487)	(1,246)
Accounts payable	16,687	17,902
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,035)	31,340
Accrued compensation and other liabilities	5,289	6,662
Members' interest subject to mandatory redemption and undistributed earnings	1,099	(3,972)
Net cash (used in) provided by operating activities	(6,951)	35,710
Cash flows from investing activities:
Tealstsone acquisition, net of cash acquired	(54,861)	—
Additions to property and equipment	(8,305)	(8,852)
Proceeds from sale of property and equipment	5,830	2,187
Net cash used in investing activities	(57,336)	(6,665)
Cash flows from financing activities:
Cash received–term loan	85,000	—
Cumulative repayments – equipment-based term loan and other	(4,449)	(9,546)
Cumulative drawdowns – equipment-based revolver	—	19,000
Cumulative repayments – equipment-based revolver	—	(19,000)
Net proceeds from stock issued	—	19,142
Debt issuance costs	6,889	—
Loss on debt extinguishment	755	—
Distributions to noncontrolling interest owners	—	—
Other	(152)	(46)
Net cash provided by financing activities	88,043	9,550
Net increase in cash and cash equivalents	23,756	38,595
Cash and cash equivalents at beginning of period	42,785	4,426
Cash and cash equivalents at end of period	$66,541	$43,021

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,139	$2,426
Cash paid during the period for income taxes	$145	$5
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$17,061	$—
Notes and deferred payments to sellers	$11,588	$—
Warrants issued to lenders (1,000,000 Warrants)	$3,500	$—
Transportation and construction equipment acquired through financing arrangements	$70	$735
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Summary and Significant Accounting Policies
Business Summary
Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a leading heavy civil construction company that specializes in the building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii and other states in which there are construction opportunities. Its heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, multi-family homes, commercial projects and parking structures. Its residential construction projects include concrete foundations for single-family homes.
Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2017 and the results of operations and cash flows for the periods presented. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or subsequent quarters.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in subsidiaries and construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members’ interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense, net,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. For all years presented, the Company had no subsidiaries where its ownership interests were less than 50%. Refer to Note 4 for further information regarding the Company’s Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interest.

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
Changes in estimated revenues and gross margin resulted in a net gain of $1.3 million and $0.2 million during the three and nine months ended September 30, 2017, respectively, included in “operating income” on the condensed consolidated statements of operations. Changes in estimated revenues and gross margin resulted in a net charge of $0.6 million and $1.1 million during the three and nine months ended September 30, 2016, respectively, included in “operating income” on the condensed consolidated statements of operations.
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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together in some cases as necessary with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $0.3 million, $10.5 million and $3.9 million, respectively, at September 30, 2017, and $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets was in accordance with GAAP. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.
Residential Construction
Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed. The time from starting construction to finishing is typically one month or less.
Financial Instruments and Fair Value
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit and restricted cash maintained in an escrow account, contracts receivable, accounts payable, notes payable, and a term loan (the “Loan”) with Oaktree Capital Management, L.P.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) No. 2017-4 “Intangibles-Goodwill and Other” (Topic 350) which simplifies and eliminates step 2 of the current two step goodwill impairment test. This guidance is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU on January 1, 2017. The adoption did not have a material impact on our consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued guidance in ASU No. 2017-9 “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting, which provides guidance to assist entities with evaluating which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update provide certain thresholds that must be met in order to determine when an entity should account for the effects of a modification. This guidance is effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance in ASU No. 2017-1 “Business Combinations” (Topic 805): Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set of assets and activities is not a business, provide a framework to assist entities in evaluating whether both an input and a substantive process are present and narrow the definition of the term output to be consistent with Topic 606. This guidance is effective for public business entities for annual periods beginning after December 15, 2017 including interim periods within those periods. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.
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
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-2, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-9 by one year. As a result, the amendments in ASU 2014-9 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-8, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”
The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We expect that revenue generated from our fixed unit price contracts, which represent a significant portion of our total contracts, will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with our current practice. Therefore, we do not expect a material impact to the Company’s consolidated financial statements related to fixed unit price contracts. We also expect our revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements under the new standard. The Company is currently determining the impact of the new standard on our lump-sum, cost-plus and other than fixed unit price contracts. Although, our assessment has not yet been finalized as of September 30, 2017, our contract review has not identified any significant changes that would materially affect the Company's consolidated financial statements. Because the standards will impact our business processes, systems and controls, the Company has developed a comprehensive change management project plan to guide the implementation. We will adopt the requirements of the new standard effective January 1, 2018 and intend to use the modified retrospective adoption approach.

2.	Tealstone Acquisition

General
On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash, 1,882,058 shares of the Company’s common stock (the “Placement Shares”), and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments may be made on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.

The preliminary acquisition-date fair value of the consideration transferred totaled $83.7 million, which consisted of the following:

Fair value of consideration transferred (amounts in thousands):

Cash	$55,000
Common stock (1,882,058 shares)	17,061
Promissory notes	4,436
Deferred payments	7,153
Total	$83,650

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

Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $30.5 million, was recorded as goodwill.

The following table summarizes our preliminary goodwill addition (in thousands):

Balance at January 1, 2017	$54,820
Additional goodwill related to acquisition	30,457
Balance at September 30, 2017	$85,277

Goodwill decreased from June 30, 2017 by $5.7 million as a result of an increase in our identified intangible assets of $6.6 million, offset by a working capital adjustment of $0.9 million.

The following table summarizes our preliminary purchase price allocation at the acquisition closing date (in thousands):

Cash	$139
Accounts receivable	19,876
Costs and estimated earnings in excess of billings on uncompleted contracts	2,944
Inventory	1,218
Other current assets	54
Property, plant and equipment	565
Other assets, net	1
Identifiable intangible assets and Goodwill	77,028
Accounts payable	(16,781)
Billings in excess of costs and estimated earnings on uncompleted contracts	(303)
Accrued expenses	(823)
State income tax payable	(268)
Total Consideration	$83,650

The purchase price allocation and related amortization periods are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. Based on our preliminary appraisal report, we have assigned an asset value of $46.6 million for identified intangible assets and have amortized $0.9 million and $1.4 million, which is included in general and administrative expenses on our statement of operations for the three and nine months ended September 30, 2017, respectively. We believe that a majority of the intangible amount will be allocated to customer relationships. A 10% change in the valuation of intangible assets would cause a corresponding increase or decrease in the balance of goodwill and annual amortization expense of approximately $4.7 million and $0.3 million respectively.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. To give effect to the Tealstone Acquisition for pro forma financial information purposes, Tealstone’s commercial historical results were brought to within one month of Sterling’s interim results for the three and nine month periods ended September 30, 2017, and included the three and nine months ended August 31, 2017, respectively. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition; and (3) include the pro forma results of Tealstone for the three and nine month periods ended September 30, 2017. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition. The pro forma consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma revenue	$304,219	$255,002	$749,176	$657,773
Pro forma net income attributable to Sterling	$7,132	$4,659	$8,848	$7,705

3.	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned and less than wholly-owned subsidiaries and majority-owned joint ventures, as well as the Company’s VIE. Refer to Note 6 for more information regarding the Company’s consolidated VIE. At September 30, 2017 and December 31, 2016, cash and cash equivalents included $15.1 million and $24.1 million, respectively, belonging to our less than wholly-owned subsidiaries. At September 30, 2017 and December 31, 2016, cash and cash equivalents included $20.7 million and $10.9 million, respectively, belonging to majority-owned construction joint ventures. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures.

Restricted cash of approximately $3.0 million is included in “other assets, net” on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Note 9 for more information about our standby letter of credit. In addition, restricted cash of approximately $2.0 million is included in “other current assets” on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

4.	Subsidiaries and Joint Ventures with Noncontrolling Owners’ Interests

The amended agreements, as described in Note 4 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K, resulted in an obligation to purchase Mr. Buenting’s and Mr. Myers’ 50% members’ interest that the Company is certain to incur, either because of Mr. Buenting’s or Mr. Myers’ death; therefore, the Company has classified the noncontrolling interest as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners' death or permanent total disability are also mandatorily payable. In the event of either Mr. Buenting’s or Mr. Myers’ death, the Company has purchased death and permanent total disability insurance of $40.0 million to mitigate the Company’s cash draw if such events were to occur. The liability consists of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	6,329	5,230
Total liability	$46,329	$45,230
Earnings, which were included in net accumulated earnings and represent 50% of total earnings, for the three and nine months ended September 30, 2017 were $4.5 million and $7.0 million, respectively, and were $3.4 million and $7.3 million for the three and nine months ended September 30, 2016. These amounts were included in “other operating expense, net” on the Company’s condensed consolidated statements of operations.

Changes in Noncontrolling Interests
The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and construction joint ventures (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$656	$(91)
Net income attributable to noncontrolling interest included in equity	2,966	1,252
Distributions to noncontrolling interest owners	—	—
Balance, end of period	$3,622	$1,161

The increase in net income attributable to noncontrolling interest included in equity is due to the Company’s addition of a Rocky Mountain region majority-owned construction joint venture which was not ongoing during the same prior year period.

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

	September 30, 2017	December 31, 2016
Total combined:
Current assets	$42,129	$32,592
Less current liabilities	(61,079)	(57,598)
Net liabilities	$(18,950)	$(25,006)
Backlog	$51,110	$107,333

Sterling’s noncontrolling interest in backlog	$26,659	$52,992
Sterling’s receivables from and equity in construction joint ventures	$9,069	$7,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total combined:
Revenues	$27,703	$15,520	$61,210	$44,074
Income before tax	(6,281)	1,925	(3,611)	3,838

Sterling’s noncontrolling interest:
Revenues	$13,664	$6,103	$28,826	$17,567
Income before tax	(1,629)	519	(358)	1,370

Approximately $26.7 million of the Company’s backlog at September 30, 2017 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Steve P. Rados, Inc., where the Company has a 50% interest.
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
The condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, is as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$2,588	$9,655
Contracts receivable, including retainage	30,134	15,046
Other current assets	13,936	10,208
Total current assets	46,658	34,909
Property and equipment, net	8,996	9,824
Goodwill	1,501	1,501
Total assets	$57,155	$46,234
Liabilities:
Current liabilities:
Accounts payable	$27,109	$21,274
Other current liabilities	14,667	8,782
Total current liabilities	41,776	30,056
Long-term liabilities:
Other long-term liabilities	271	5,373
Total liabilities	$42,047	$35,429

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$64,266	$50,739	$126,333	$121,649
Operating income	3,666	2,720	6,307	4,894
Net income	1,834	1,357	3,149	2,440

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Construction equipment	$121,364	$121,441
Transportation equipment	18,275	19,017
Buildings	9,547	12,771
Office equipment	3,339	3,108
Leasehold improvement	914	914
Construction in progress	1,432	313
Land	2,348	3,509
Water rights	200	200
	157,419	161,273
Less accumulated depreciation	(97,955)	(93,146)
Total property and equipment, net	$59,464	$68,127

During the nine months ended September 30, 2017, we sold one of our Texas subsidiary’s office, equipment shop and yard facilities, located in Texas. The property had a net book value of $4.1 million, and we received $3.0 million, after selling costs. As such, we recorded a loss of approximately $1.1 million in “other operating expense, net” for the nine months ended September 30, 2017.

8.	Debt
Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Loan	$85,000	$3,532
Less deferred loan costs and discount	(9,350)	(803)
Total Loan, net	75,650	2,729
Notes and deferred payments to sellers, Tealstone acquisition	12,118	—
Notes payable for transportation and construction equipment and other	1,837	2,665
	89,605	5,394

Current maturities of long-term debt	986	4,648
Less current deferred loan costs	—	(803)
Less current maturities of long-term debt, net	(986)	(3,845)
Total long-term debt	$88,619	$1,549

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
The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 for four consecutive quarters, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;

•	daily cash collateral of not less $15,000,000, potentially further increasing to $18,000,000 beginning on April 4, 2018;

•	a rolling four quarter gross margin in contract backlog of not less than $60,000,000, increasing to $70,000,000 by March 31, 2019;

•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters.

The Company is in compliance with these covenants at September 30, 2017.
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
Deferred loan costs and discounts totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 11 for additional information on the warrants. The total amount will be amortized on a straight-line basis over the five-year life of the Loan. Amortization expense of $0.5 million and $1.0 million, respectively has been included in interest expense for the three and nine months ended September 30, 2017.
As part of the extinguishment of our prior credit facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the nine months ended September 30, 2017.
Fair Value
The Company’s debt is recorded at its carrying amount in the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the carrying values of our debt outstanding approximated the fair values and were $85.0 million and $3.5 million, respectively for the Loan. There was no revolver as of September 30, 2017 and no amounts outstanding on the prior revolver as of December 31, 2016.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a preliminary 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and was recorded as interest expense.
Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $1.8 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92% The fair value of these notes payable approximates their book value.
Interest Expense
Interest expense related to our Loan and prior credit facility and other debt for the three and nine months ended September 30, 2017 was $3.6 million and $6.7 million, respectively, and $0.5 million and $2.2 million for the three and nine months ended September 30, 2016, respectively. The increase in interest cost for both periods is due to our new Loan that has a higher amount of principal outstanding.

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
The Company is expecting a current federal liability for alternative minimum tax. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. Income tax expense of $0.3 million and $0.5 million was recorded for the three and nine months ended September 30, 2017, respectively. A minimal tax expense was recorded for the three and nine months ended September 30, 2016. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences. For interim periods, the Company estimates an annual effective tax rate and applies that rate to year-to-date operating results.
The Company’s deferred tax expense or (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of September 30, 2017 and December 31, 2016. Therefore, there has been no change in net deferred taxes for the three and nine months ended September 30, 2017.
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
The Company valued these Warrants using the Black-Scholes model, which is a type 3 fair value measurement. The key assumptions used in the Black-Scholes Model with respect to these valuations are summarized in the following table:

At April 3, 2017
Current stock price	$8.88
Exercise option price	$10.25
Expected term of warrants (in years)	5
Expected volatility rate	48.29%
Risk-free rate	1.88%
Expected dividend yield	—%

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
During the three and nine months ended September 30, 2017, the Company awarded a total of 8,000 and 174,410 shares of common stock, respectively. The Company recorded stock-based compensation expense of $0.6 million and $2.5 million for the three and nine months ended September 30, 2017, respectively. The nine months ended September 30, 2017 included costs for the acceleration of unvested shares related to the departure of our former CEO of $0.7 million. The Company recorded stock-based compensation expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.
At September 30, 2017 and 2016, total unrecognized compensation cost related to unvested common stock awards was $1.1 million and $2.3 million, respectively. This cost is expected to be recognized over a weighted average period of 1.6 years. At September 30, 2017, there were 0.5 million shares of common stock covered by outstanding unvested common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Sterling common stockholders	$7,132	$2,415	$8,537	$(2,890)
Weighted average common shares outstanding — basic	26,486	25,003	25,787	23,915
Shares for dilutive unvested stock and warrants	434	362	473	—
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	26,920	25,365	26,260	23,915
Basic income (loss) per share attributable to Sterling common stockholders	$0.27	$0.10	$0.33	$(0.12)
Diluted income (loss) per share attributable to Sterling common stockholders	$0.26	$0.10	$0.33	$(0.12)

In accordance with the treasury stock method, approximately 0.3 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2016, as the Company incurred a loss during that period and the impact of such shares would have been anti-dilutive.

13.	Segment Information

Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.
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
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Heavy Civil Construction	$263,278	$205,629	$625,887	$521,778
Residential Construction	40,941	—	78,160	—
Total Revenue	$304,219	$205,629	$704,047	$521,778

Operating Income
Heavy Civil Construction	$6,960	$3,672	$8,627	$587
Residential Construction	5,679	—	10,580	—
Total Operating Income	$12,639	$3,672	$19,207	$587

From the acquisition closing date of April 3, 2017, through September 30, 2017, revenue and income from operations associated with the Tealstone Acquisition totaled approximately $92.9 million and $13.2 million, respectively.

The following table presents total assets by reportable segment at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets
Heavy Civil Construction	$365,178	$301,823
Residential Construction	107,857	—
Total Assets	$473,035	$301,823

The Company is in the process of finalizing the purchase accounting, which will affect the allocation of goodwill by reportable segments. Refer to Note 2. However, of the newly acquired goodwill, with a preliminarily amount of $30.5 million, we believe that almost all will be allocated to the Residential Construction segment.

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

Overview
Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a leading heavy civil construction company that specializes in building and reconstruction of transportation infrastructure, water infrastructure, and residential and commercial concrete projects in Texas, Utah, Nevada, Colorado, Arizona, California, Hawaii, and other states in which there are construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, multi-family homes, commercial projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.

Although we describe our business in this Report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.

Market Outlook and Trends
Market outlook: Our core heavy civil construction business, through September 30, 2017, was primarily driven by Federal and state funding. The 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects by $4.0 billion to $4.5 billion per year. In Utah, a 20% gas tax increase was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. Furthermore, in 2017, a bill was passed in Utah authorizing the issuance of up to $1 billion in bonds for use in the state’s highway projects. In addition, a 1-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion a year for local road, bridge and transit projects. See “Item 1. Business—Our Markets, Competition and Customers” in our 2016 Form 10-K for a more detailed discussion of our markets and their funding sources.
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

Backlog, backlog gross margin and gross margin trends:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Third quarter of 2017	$804,000	8.4%
Second quarter of 2017	$923,000	8.4%
First quarter of 2017	$925,000	8.4%
Fourth quarter of 2016	$823,000	8.2%
Third quarter of 2016	$820,000	8.0%

Our total margin in backlog has increased approximately 40 basis points, from 8.0% at September 30, 2016 to 8.4% at September 30, 2017. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.
For purposes of the discussions which follow, “Current Quarter” refers to the three-month period ended September 30, 2017, “Prior Quarter” refers to the three-month period ended September 30, 2016, “Current Period” refers to the nine-month period ended September 30, 2017 and “Prior Period” refers to the nine-month period ended September 30, 2016.

Summary of Financial Results for the Current Quarter and Current Period

In the Current Quarter and Current Period, we had operating income of $12.6 million and $19.2 million, respectively, income before income taxes and earnings attributable to noncontrolling interest owners of $9.2 million and $12.0 million, respectively, net income attributable to Sterling common stockholders of $7.1 million and $8.5 million, respectively, and net income per diluted share attributable to Sterling common stockholders of $0.26 and $0.33, respectively.

Results of Operations

Heavy Civil Backlog at September 30, 2017

At September 30, 2017, our backlog of construction projects, made up solely of our heavy civil construction segment, was $804 million, as compared to $823 million at December 31, 2016. The contracts in this backlog are typically completed in 12 to 36 months. At September 30, 2017 and December 31, 2016, approximately $108 million and $226 million, respectively, was excluded from our consolidated backlog for projects in which we were the apparent low bidder, but had not yet been formally awarded the contract or the contract price had not been finalized (“Unsigned Low-bid Awards”). Total backlog, including Unsigned Low-bid Awards, at September 30, 2017 and December 31, 2016 was $912 million and $1.0 billion, respectively. Backlog includes $27 million and $53 million at September 30, 2017 and December 31, 2016, respectively, attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Consolidated Results

Results of Operations for the Current Quarter as Compared to the Prior Quarter and for the Current Period as compared to the Prior Period

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollar amounts in thousands)
Revenues	$304,219	$205,629	47.9%	$704,047	$521,778	34.9%
Gross profit	30,631	16,622	84.3%	$65,123	$35,713	82.4%
General and administrative expenses	(13,129)	(9,146)	43.5%	(36,545)	(27,888)	31.0%
Other operating expense, net	(4,863)	(3,804)	27.8%	(9,371)	(7,238)	29.5%
Operating income	12,639	3,672	NM	19,207	587	NM
Interest income	107	15	NM	192	19	NM
Interest expense	(3,576)	(491)	NM	(6,672)	(2,176)	NM
Loss on extinguishment of debt	—	—	NM	(755)	—	NM
Income (loss) before taxes and earnings attributable to noncontrolling interests	9,170	3,196	NM	11,972	(1,570)	NM
Income tax expense	(344)	(41)	NM	(469)	(68)	NM
Net income (loss)	8,826	3,155	NM	11,503	(1,638)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(1,694)	(740)	NM	(2,966)	(1,252)	NM
Net income (loss) attributable to Sterling common stockholders	$7,132	$2,415	NM	$8,537	$(2,890)	NM
Gross margin	10.1%	8.1%	24.7%	9.2%	6.8%	35.3%
Operating margin	4.2%	1.8%	NM	2.7%	0.1%	NM
NM – Not meaningful.

Revenues
Revenues increased $98.6 million, or 47.9% in the Current Quarter compared with the Prior Quarter and increased $182.3 million, or 34.9% in the Current Period compared with the Prior Period. The increase in the Current Quarter is primarily the result of the April 3, 2017, Tealstone Acquisition, which resulted in approximately $50.4 million in additional revenue. The majority of the remaining net increase of $48.2 million in the Current Quarter is attributable to Utah projects and a result of a ramp up in a new 2017 Rocky Mountain region construction joint venture project. The increase in the Current Period compared to the Prior Period was primarily due to the Tealstone Acquisition, which resulted in approximately $92.9 million in additional revenue. The majority of the remaining $89.4 million net increase in the Current Period was also primarily attributable to Utah projects as a result of a ramp up in a new 2017 Rocky Mountain region construction joint venture project and increased project productivity in Texas. The effect of hurricane Harvey did not have a significant impact in the Current Quarter and the Current Period as time lost on project construction was offset by a pickup in emergency work in the area.
Gross profit
Gross profit increased $14.0 million for the Current Quarter compared with the Prior Quarter and $29.4 million for the Current Period compared with the Prior Period. Our gross margin increased to 10.1% and 9.2% in the Current Quarter and Current Period, respectively, as compared to 8.1% and 6.8% in the Prior Quarter and Prior Period, respectively. The increase in gross margin during the Current Quarter as compared to the Prior Quarter and the increase in the Current Period as compared to the Prior Period was primarily attributable to the Tealstone Acquisition adding approximately 1.6% gross margin to the Current Quarter and 1.4% gross margin to the Current Period.

At September 30, 2017 and 2016, we had approximately 140 and 121 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses
General and administrative expenses increased $4.0 million to $13.1 million during the Current Quarter from $9.1 million in the Prior Quarter and increased $8.7 million to $36.5 million during the Current Period from $27.9 million in the Prior Period. The increase in the Current Quarter compared to the Prior Quarter and the Current Period to the Prior Period is primarily the result of the Tealstone Acquisition, stock based compensation costs related to the acceleration of our former CEO’s unvested shares, and pre-bid contract and recruiting costs in our Utah market.

As a percent of revenues, general and administrative expenses decreased 0.1% to 4.3% and 5.2% to in the Current Quarter and Current Period, respectively, compared with 4.4% and 5.3% in the Prior Quarter and Prior Period, respectively. The slight decrease in general and administrative expenses, as a percent of revenue, for the Current Quarter and Current Period is primarily the result of the Company's ability to control costs while implementing our growth strategy.

Other operating expense, net

Other operating expense, net, includes 50% of earnings and losses related to members’ interests and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase our liability account “Members’ interest subject to mandatory redemption and undistributed earnings.” The change in other operating expense, net, was $1.1 million during the Current Quarter and $2.1 million during the Current Period. The increase in the Current Quarter was primarily due to an increase in earnings by our 50% owned subsidiaries. The increase in the Current Period was primarily due the sale for a loss of $1.1 million on one of our Texas buildings that was sold in the third quarter and the write-down of $0.9 million that was recorded in the second quarter of 2017, a loss on debt extinguishment of $0.8 million and transaction costs of $0.3 million related to the Tealstone Acquisition.

Income taxes
Our effective income tax rates for the Current Quarter and Current Period were approximately 4% compared to a minimal rate in Prior Quarter and Prior Period. As our market improves and we increasingly benefit from the Tealstone Acquisition, we are expecting a current federal alternative minimum tax liability for the year. Therefore, $0.3 million and $0.5 million of tax expense was recorded for the Current Quarter and Current Period.

Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Revenue
Heavy Civil Construction	$263,278	87%	$205,629	100%	$625,887	89%	$521,778	100%
Residential Construction	40,941	13%	—	—%	78,160	11%	—	—%
Total Revenue	$304,219		$205,629		$704,047		$521,778
Operating Income
Heavy Civil Construction	$6,960	55%	$3,672	100%	$8,627	45%	$587	100%
Residential Construction	5,679	45%	—	—%	10,580	55%	—	—%
Total Operating Income	$12,639		$3,672		$19,207		$587

Revenue
Revenue was $304.2 million and $704.0 million for the Current Quarter and Current Period, respectively. This represented an increase in our heavy civil construction segment of $57.6 million, or 28% and $104.1 million, or 20% for the Current Quarter and Current Period compared to the Prior Quarter and Prior Period, coupled with $40.9 million and $78.2 million in additional revenue related to our new residential construction segment for the Current Quarter and Current Period, respectively.
Operating Income

Operating Income was $12.6 million and $19.2 million for the Current Quarter and Current Period, respectively. This represented an increase of $3.3 million, or 90% in our heavy civil construction segment compared to the Prior Quarter and an increase of $8.0 million, or 1,370% in our heavy civil construction segment compared to the Prior Period, coupled with $5.7 million and $10.6 million in additional income related to our new residential construction segment for the Current Quarter and Current Period, respectively.

Liquidity and Sources of Capital
The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(6,951)	$35,710
Investing activities	(57,336)	(6,665)
Financing activities	88,043	9,550
Total increase in cash and cash equivalents	$23,756	$38,595
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$66,541	$42,785
Working capital	$84,840	$29,316

Operating Activities.
During the Current Period, net cash used by operating activities was $7.0 million compared to net cash provided of $35.7 million in the Prior Period. The drivers of operating activities cash flows were primarily the result of our improvement in net income discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.
The significant non-cash items included in operating activities include depreciation and amortization expense, which were $13.1 million in the Current Period and $12.1 million in the Prior Period. Depreciation and amortization expense has increased from the Prior Period to the Current Period as a result of our April 3, 2017 acquisition where we acquired identified intangible assets and have amortized $1.4 million in the Current Period. Depreciation expense decreased as part of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.
The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The Components of Contract Capital at September 30, 2017 and 2016 and changes during the Current Quarter and Prior Quarter were as follows (amounts in thousands):

	Changes in Components of Contract Capital for the Period Ended
	September 30, 2017	September 30, 2016	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(7,735)	$(5,084)	$(2,651)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,035)	31,340	(32,375)
Contracts in progress, net	(8,770)	26,256	(35,026)
Contracts receivable, including retainage	(45,044)	(23,303)	(21,741)
Receivables from and equity in construction joint ventures	(1,939)	3,461	(5,400)
Inventories	2,833	(1,465)	4,298
Accounts payable	16,687	17,902	(1,215)
Contract Capital, net	$(36,233)	$22,851	$(59,084)

The Current Period change in Contract Capital decreased liquidity by $36.2 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.
Investing Activities.
During the Current Period, net cash used in investing activities was $57.3 million compared to $6.7 million in the Prior Period. The primary driver of investing activities cash flows was the $55 million paid on April 3, 2017, as part of the Tealstone Acquisition.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $8.3 million for the Current Period. Proceeds from the sale of property and equipment totaled $5.8 million for the Current Period with an associated net loss of $0.2 million. For the Prior Period, expenditures totaled $8.9 million, while proceeds from the sale of property and equipment totaled $2.2 million with an associated net gain of $0.3 million. The level of expenditures in the Current Period decreased by $0.6 million compared to the Prior Period. This decrease was the result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project-specific leased equipment.

Financing Activities.

During the Current Period, net cash provided by financing activities was $88.0 million compared to $9.6 million in the Prior Period. The increase in cash provided by financing activities was primarily a result of net proceeds of $85.0 million received as part of our new Loan Agreement, compared to net proceeds of $19.1 million received from the issuance of common stock in the Prior Period.

Cash and Working Capital.

Cash at September 30, 2017, was $66.5 million, which increased based on the items mentioned above. Cash includes $2.6 million that was held by our VIE which is also a majority-owned subsidiary, $12.5 million belonging to another majority-owned subsidiary and $20.7 million belonging to majority-owned joint ventures which generally cannot be used for purposes outside the joint venture. Our working capital increased $55.5 million to $84.8 million at September 30, 2017 from $29.3 million at December 31, 2016.

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
The Loan Agreement contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 for four consecutive quarters, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;

•	daily cash collateral of not less than $15,000,000, potentially increasing to $18,000,000 beginning on April 4, 2018;

•	a rolling four quarter gross margin in contract backlog of not less than $60,000,000, increasing to $70,000,000 by March 31, 2019;

•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters.

The Company is in compliance with these covenants at September 30, 2017.
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
Deferred loan costs and discounts totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts payed to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 11 for additional information on the warrants. The total amount will be amortized on a straight-line basis over the five-year life of the Loan. Amortization expense of $0.5 million and $1.0 million has been included in interest expense for the three and nine months ended September 30, 2017.

As part of the extinguishment of our prior credit facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the three and nine months ended September 30, 2017.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a preliminary 12% discount rate the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and was recorded as interest expense.

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

Borrowings
Average borrowings under our Loan and prior credit facility for the Current Quarter and Current Period were $85.0 million and $57.7 million, respectively. Average borrowings under the prior equipment-based credit facility for the 2016 fiscal year were $18.1 million.
Based on our average borrowings for 2016 and our 2017 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we were to incur losses, our working capital could be materially and adversely affected. Refer to “Part I, Item 1A. Risk Factors” in the 2016 Form 10-K for further discussion of liquidity related risks.
Capital Strategy
We will continue to explore additional capital alternatives to further strengthen our financial position in order to take advantage of this improving transportation infrastructure market. This could include the potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, or a combination thereof. We expect to use proceeds from these initiatives to invest in projects meeting our gross margin targets, overall profitability and other requirements, as well as managing our debt balances and pursuing projects or investments in adjacent markets.

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
At September 30, 2017, there was approximately $51 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $27 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2017, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
We acquired Tealstone on April 3, 2017 and have not yet included Tealstone in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Tealstone. Since the acquisition date of April 3, 2017, Tealstone accounted for $93 million of our total revenues and as of September 30, 2017 had total assets of $112 million.

Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2017	2,336	(1)	$13.07	—	—
August 1—August 31, 2017	65	(1)	$10.79	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1*	First Amendment To Loan and Security Agreement
31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.
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

STERLING CONSTRUCTION COMPANY, INC.

Date: October 31, 2017	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date: October 31, 2017	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer

STERLING CONSTRUCTION COMPANY, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2017
Exhibit Index

Exhibit No.	Description

10.1*	First Amendment To Loan and Security Agreement

31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.

31.2*	Certification of Ronald A. Ballschmiede, Chief Financial Officer of Sterling Construction Company, Inc.

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