Form 10-K
period 2017-12-31
STERLING CONSTRUCTION CO INC
filed 2018-03-06
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[√] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ___
Commission file number 1-31993
STERLING CONSTRUCTION COMPANY, INC. (Exact name of registrant as specified in its charter)
DELAWARE	25-1655321
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (281) 214-0800

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Name of each exchange on which registered The NASDAQ Stock Market LLC
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
[√] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [√] No

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2017: $336,735,702.

At March 1, 2018, the registrant had 27,034,575 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2018 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc. Annual Report on Form 10-K Table of Contents

PART I

Cautionary Statement

This annual report on Form 10-K, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein or incorporated herein by reference relate to matters that are predictive in nature, such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
 Forward-looking statements reflect our current expectations as of the date of this annual report on Form 10-K regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized or otherwise could materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

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

In reading this annual report on Form 10-K, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on any forward-looking statements. Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that we make in this annual report on Form 10-K are reasonable, we can provide no assurance that they will be achieved.

The forward-looking statements included herein are made only as of the date hereof, and we undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of after the date of this annual report on Form 10-K.

Item 1. Business

Overview of the Company’s Business

Sterling Construction Company, Inc., ("Sterling" or "the Company") was founded in 1991 as a Delaware corporation. Our principal executive offices are located at 1800 Hughes Landing Boulevard, Suite 250, The Woodlands, Texas 77380 and our telephone number at this address is (281) 214-0800. Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: J. Banicki Construction, Inc., an Arizona corporation, or “JBC”; Myers & Sons Construction, L.P., a California limited partnership, or “Myers”; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or “RLW”; Road and Highway Builders, LLC, a Nevada limited liability company, or “RHB”; Tealstone Commercial, Inc., a Texas corporation, or "TCI"; Tealstone Residential Concrete, Inc., a Texas corporation, or "TRC"; and Texas Sterling Construction Co., a Delaware corporation, or “TSC”. The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

The Company is a construction company that specializes in (1) heavy civil construction and (2) residential concrete projects primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.

Sterling has grown its service profile and geographic reach both organically and through acquisitions. RHB was acquired in 2007, which expanded the footprint into Nevada and Hawaii. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. Expansion into residential concrete projects was achieved with the 2017 acquisition of TCI and TRC (collectively, "Tealstone").

Recent Developments

Financial Turnaround in 2017, Tealstone Acquisition and Federal Highway Funding Acts

In 2017, the Company's revenues increased to $958 million, from $690 million in 2016. Our 2017 operating income totaled $26.2 million and net income attributable to Sterling common stockholders was $11.6 million compared to an operating loss of $4.7 million and a net loss of $ 9.2 million in 2016. Our gross margins have increased to 9.3% in 2017 from 6.1% in 2016.

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

In conjunction with the Tealstone Acquisition, on April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), providing for a term loan of $85,000,000 (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Loan is secured by substantially all of the assets of the Company and its subsidiaries.

The financial improvements reflect the stabilization of our heavy civil construction business and the acquisition of Tealstone. Our strategy to stabilize the heavy civil construction business through cost reductions, remaining diligent at the bid table, monitoring pricing at the time of bid, and executing the projects to expectations led to improved operating income of $11.3 million in 2017 compared to an operating loss of $4.7 million in 2016. The additional improvement in operating income is related to the Tealstone acquisition, which occurred on April 3, 2017. The Company's 2017 financial results include nine months of operations from Tealstone.

The U.S. transportation construction market is forecasted to grow from $247.1 billion in 2017 to $284.0 billion in 2022. This increase is largely driven by the federal “Fixing Americas Surface Transportation Act” (“Fast Act”). The Fast Act is the first law enacted in over ten years that provides long-term funding for transportation, meaning states can move forward with critical projects with confidence as they will now have a Federal partner over the long term. Over the next five years, spending for both public and private bridge and highway work is forecasted to grow from $149.7 billion to $167.2 billion; airport and runway work are forecasted to grow from $15.3 billion to $22.7 billion; port and waterway work will increase from $1.8 billion to $2.1 billion; and rail/light rail work will grow from $20.3 billion to $23.1 billion. In addition to the Fast Act, certain states within our markets have passed legislation that will help funding of transportation construction. In 2015, Texas passed two constitutional amendments (Proposition 1 and Proposition 7) that increased its transportation spend by $4.0 to $4.5 billion annually. In November 2017, Texas also approved an estimated $1.3 billion of local bonds. Utah passed a gas tax increase of five cents/gallon in 2016 with an additional one cent/gallon increase over the next four years. This represents a 20% increase and is expected to generate $75 to $85 million in additional spending per year. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. In addition, a one cent sales tax increase was approved in Los Angeles, California in 2016 which will provide $3 billion a year for local road, bridge and transit projects.

Our Markets and Customers

Our operations, which resulted in $958 million of revenues in 2017, are performed under our heavy civil construction and residential construction segments within the United States (“U.S.”). See Note 18--Segment Information for additional details, (references to “Note” or “Notes” refer to the Notes to the consolidated financial statements for the year ended December 31, 2017, included in this annual report on Form 10-K).

Heavy Civil Construction
Our heavy civil construction segment relies heavily on federal and state infrastructure spending. In our heavy civil construction segment, our principal markets are Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah. Within our principal markets, our core customers are the departments of transportation in various states (“DOTs”), regional transit authorities, airport authorities, port authorities, water authorities, railroads and commercial construction customers.

Currently, our largest customers are the Utah DOT and the Texas DOT. These customers have each contributed more than 10% of our consolidated revenues in 2017. We routinely construct projects for these customers. If any one of these customers were lost, it could have a material adverse effect on our financial results. Refer to Note 16--Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.

Residential Construction
Our residential construction segment's principal market is Texas, specifically the Dallas-Fort Worth area and the surrounding communities. The core customer base for residential construction segment is primarily made up of leading national home builders as well as regional and custom home builders. Our largest customers are Pulte Group, Inc., D.R. Horton, Inc. and HISTORYMAKER Homes.

Competition
Our competition for both segments ranges from small local contractors to large international construction companies. We traditionally try to position ourselves to bid on work that is too large for the small local contractors yet too small for the large national and international construction companies. However, if market conditions became less favorable, we would tend to see migration from both the small local contractors and large international players into our bids. This, in return, potentially reduces both revenue growth and margins. See the section below entitled, Item 1A. "Risk Factors."

Seasonality
Our operations for both segments are typically affected by weather conditions primarily during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees.

Source and Availability of Raw Materials
We purchase raw materials for both segments, including but not limited to, cement, liquid asphalt, steel, diesel and gasoline fuel, natural gas and propane from numerous sources. The price and availability of raw materials may vary from year to year due to fluctuations in market conditions and production capacities. We do not foresee a lack of availability of any necessary raw materials over the next twelve months.

Heavy Civil Construction
Components of our heavy civil construction Combined Backlog are as follows:

•
"Backlog" is the unearned revenue we expect to earn in future periods on our executed heavy civil construction contracts. Backlog was $744 million and $823 million as of December 31, 2017 and 2016, respectively. As the construction on our projects progress, we increase or decrease Backlog to take into account signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We anticipate that approximately 80% of our Backlog will be recognized as revenues during 2018.

•
Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $250 million at December 31, 2017 and $226 million at the end of 2016. We expect substantially all of the Unsigned Low-bid Awards at December 31, 2017 to be signed and included in Backlog in the first quarter of 2018.

•	The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog," totaled $995 million and $1.04 billion as of December 31, 2017 and 2016, respectively.

Substantially all of the contracts in our Backlog contain "termination for convenience" clauses which allow the customer to cancel the contract at their election but require that the Company be remunerated for work performed through the date of termination; we have not been materially adversely affected by contract cancellations or modifications in the past. See the section below entitled, “Heavy Civil Construction Contracts — Contract Management Process.”

Heavy Civil Construction Contracts
The majority of our revenues and Backlog is derived from fixed unit price contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. As discussed in Item 1A. "Risk Factors,” we realize a profit on our contracts only if our revenues exceed our costs, which requires us to accurately estimate our costs and then successfully control actual costs to avoid cost overruns. If our cost estimates to complete a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or result in a loss, negatively affecting our cash flow, earnings and financial position.

While the risks of cost overruns and changes in estimated contract revenues are an inherent part of the construction business, we continue to implement the following to improve the profitability of our projects, reduce the variability in profitability of our projects in the future and strengthen our internal control environment:

•	We continue to adapt roles and responsibilities to improve functional support and controls when needed.

•	We continue to hire senior management with expertise and experience in the construction industry.

•
We continue to develop management tools and enhance project management capabilities designed to improve the estimating process and increase the oversight of that process where needed and continue to refine existing tools.

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

Our highway and related bridge work is generally funded through federal and state authorizations. Funding for federal highway projects primarily originates from the Highway Trust Fund where federal motor fuel taxes are the major source of income into the fund. Additional income is provided from the General Fund and certain other funds to maintain the solvency of the fund. In the latter part of 2015, we saw the passage of federal and several state infrastructure funding plans. This trend of increased federal and state spending has helped our Combined Backlog hold steady at $995 million at December 31, 2017 from $1.04 billion at December 31, 2016.

Types of Contracts
We provide our services primarily by using traditional general contracting arrangements, including fixed unit price contracts, lump sum contracts and cost-plus contracts.

Fixed unit price contracts are generally used in competitively-bid public civil construction contracts. Contractors under fixed unit price contracts are generally committed to provide all of the resources required to complete the contract for a fixed price per unit. These contracts are generally subject to negotiated change orders, frequently due to differences in site conditions from those initially anticipated or asserted by the customer. Some fixed unit price contracts provide for penalties if the contract is not completed on time, or incentives, if it is completed ahead of schedule.

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

In a cost-plus contract, the owner of a project generally agrees to pay the cost of all of the contractor’s labor, subcontracts and materials plus an amount for contractor overhead and profit (usually as a percentage of the labor, subcontracts and material cost). If actual costs are lower than the estimate, the owner benefits from the cost savings. If actual costs are higher than the estimate, the owner bears the economic burden of the additional costs.

Contract Management Process
We identify potential contracts from a variety of sources including through subscriber services that notify us of contracts out for bid; through advertisements by federal, state and local governmental entities; through our business development efforts; through contacts at government agencies; and through meetings with other participants in the construction industry. After determining which contracts are available, we decide which contracts to pursue based on such factors as the relevant skills required, the contract size and duration, the availability of our personnel and equipment, the size and makeup of our current backlog, our competitive advantages and disadvantages, our prior experience, the contracting agency or customer, the source of contract funding, geographic location, likely competition, construction risks, gross margin opportunities, penalties or incentives and the type of contract.

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

There are several factors that can create variability in contract performance and financial results compared to our bid assumptions on a contract. The most significant of these include the completeness and accuracy of our original bid analysis, recognition of costs associated with added scope changes, extended overhead due to customer and weather delays, subcontractor availability and performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid, and changes in the availability and proximity of materials. In addition, our original bids for some contracts are based on the contract customer’s estimates of the quantities needed to complete a contract. If the quantities ultimately needed are different, our backlog and financial performance on the contract will change. All of these factors can lead to inefficiencies in contract performance, which can increase costs and lower profits. Conversely, if any of these or other factors are more favorable than the assumptions in our bid, contract profitability can improve.

The estimating process for our traditional fixed unit price competitive bid contracts typically involves three phases. Initially, we consider the level of anticipated competition and our available resources for the prospective project. If we then decide to continue considering a project, we undertake the second phase of the contract process and perform a detailed review of the plans and specifications, summarizing the various types of work involved and related estimated quantities, determining the contract duration and schedule and highlighting the unique and riskier aspects of the contract. Concurrent with this process, we estimate the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the contract on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management, including, among other things, assumptions regarding cost, approach, means and methods, productivity, risk and the estimated profit margin. This profit amount will vary according to management’s perception of the degree of difficulty of the contract, the current competitive climate and the size, availability of resources and makeup of our backlog. Our project managers are intimately involved throughout the estimating and construction process so that contract issues and risks can be understood and addressed generally on a timely basis.

Although the factors described above are relevant in determining the appropriate amount to bid, the contracting process is managed differently if the project is to be performed on a design-build basis or a construction manager/general contractor (“CM/GC”) basis. For design-build projects, we assemble a team that may include project managers, engineers, quality managers and surveyors, to learn about a project that we have identified as one on which we may desire to bid. For some projects, prequalification for the project is required where each contractor and/or contracting team prepares a description of financial strengths, past experience on similar types of projects, safety record and the persons who will be on the project management and design team, after which, the customer will usually announce a short list of three to five contractors to respond to a request for proposal, generally within three months. Utilizing the limited design specifications provided by the customer, we generally meet weekly over a two to three month period with design engineers to generate a bid containing quantities, prices, timing and a description of our approach for completing the project. The customer then reviews the bids and selects the one that has the best value, and considers factors such as contractor qualifications, the time estimated to complete the project and the price bid.

For our CM/GC projects, the customer typically sends out a request for proposal to general contractors for a project. The customer scores each contractor that submits a bid based on a multitude of items. Some of the items utilized in the scoring could be, but are not limited to, the unit prices submitted for a small percentage of the items that comprise the project design, the profit margin proposed, the experience of the contractor for similar types of projects, the contractor’s approach to completing the specific project and whether the contractor understands the CM/GC process. A committee reviews each bid and determines the best value winner to be the general contractor along with the ranking of the contractors resume and related experience. If we are the winning general contractor, we work with the customer and the engineer to design the project. As various phases of the project are designed, we usually submit bids to construct phases of the project for which we are qualified. In some situations, we also solicit bids from other construction contractors.

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

We act as the prime contractor on the majority of the construction contracts that we undertake. We generally complete the majority of the work on our contracts with our own resources, and we typically subcontract only specialized activities, such as traffic control, electrical systems, signage, trucking and earthmoving. As the prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of and prior experience of and with the subcontractor and other factors. Although we generally do not require that our subcontractors furnish a bond or other type of security to guarantee their performance, we require performance and payment bonds on some specialized or large subcontract portions of our contracts. Disadvantaged business enterprise regulations require us to use our best efforts to subcontract a specified portion of contract work performed for governmental entities to certain types of subcontractors, including minority- and women-owned businesses.

Heavy Civil Construction Delivery Methods
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

Construction management is a method of delivering a project whereby a contractor agrees to manage a project for the owner for an agreed-upon fee, which may be fixed or may vary based upon negotiated factors. The owner of the project typically hires the contractor as a construction manager early in the design phase of the project. The construction manager works with the design team to help ensure that the design is something that can in fact be built within the owner’s desired cost and other parameters and that the ultimate construction contractor will be able to understand the design drawings and specifications. There are two basic types of construction management: construction manager as advisor and construction manager at risk. In the construction manager as advisor type of arrangement, the construction manager acts as a technical consultant to the owner of the project and has no legal responsibility for the performance of the actual construction work. In the construction manager at risk type of arrangement, the construction manager becomes the prime contractor during the construction phase and makes a determination as to which portions of the work will be self-performed and which will be performed through subcontracts. In either type of construction management process, portions of a project are often submitted for bid during the course of the construction manager relationship, with the construction manager bidding, and oftentimes having the first right to bid on portions of the project.

Heavy Civil Construction Project Joint Ventures
We participate in joint ventures with other construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage or when the project is too large for us to obtain sufficient bonding. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria.

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

Joint venture contracts with project owners typically impose joint and several liability on the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and pay its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that have been committed to in the joint venture agreement. Refer to Note 6--Construction Joint Ventures.

Insurance and Bonding
All of our buildings and equipment are covered by insurance, at levels which our management believes to be adequate. In addition, we maintain general liability and excess liability insurance, workers’ compensation insurance and auto insurance all in amounts consistent with our risk of loss and industry practice.

As a normal part of the heavy civil construction business, we are generally required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and on being awarded the bid, must post a performance and payment bond for 100% of the costs to construct. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

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

Employees

As of December 31, 2017, the Company had approximately 1,740 employees, including 1,407 field personnel in our heavy civil construction division. Of the 1,407 heavy civil construction field employees, 255 were union members primarily in Arizona, California, Hawaii and Nevada and covered by collective bargaining agreements. Our residential construction segment had approximately 56 employees, including 43 field personnel. None of the residential construction employees were union members.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as a result of construction projects being completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations. However, we continue to face competition for experienced workers in all our markets.

We focus on our safety processes which have allowed us to maintain a high level of safety at our work sites. All employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with the safety department to ensure safety is planned into all of our operations before they begin. Daily, our project foremen are required to conduct safety briefings and stretch with employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior.

Access to Company’s Filings

The Company maintains a website at www.strlco.com on which our latest annual report on Form 10-K, recent quarterly reports on Form 10-Q, recent current reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge; some directly on the website and others through a link to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, compensation committee, and corporate governance and nominating committee of the Board of Directors and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this annual report on Form 10-K by this reference to it.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this annual report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, stock price and cash flows. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Because of the following factors, as well as other factors affecting our financial condition and operating results, our past financial performance should not be considered to be a reliable indicator of our future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

If we do not accurately estimate the overall risks, requirements or costs related to a heavy civil project when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

The majority of our revenues and backlog are derived from fixed unit price contracts and from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. Given that our revenues per contract are fixed, our ability to contract profitability is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions;

•	contract or project modifications creating unanticipated costs not covered by change order or contract price adjustments;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	higher than anticipated costs to lease, acquire and maintain equipment;

•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	rapidly increasing labor costs;

•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including OSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	delays in quickly identifying and taking measures to address issues which arise during execution of a project; and

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part.

Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.

Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all.

We rely on third-party subcontractors to perform some of the work on many of our projects. We generally do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid, except in some instances for trucking arrangements. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts, except in Utah and Nevada where we source and produce some of the aggregates we use from quarries in which we have mining rights. We do not own or operate any quarries in Texas, Arizona, California, or Hawaii. We normally do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid, except for some construction projects in Utah and Nevada where we use aggregates from quarries in which we have mining rights. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

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

We may not accurately assess the quality, and we may not accurately estimate the quantity, availability and cost, of aggregates we need to complete a project, particularly for projects in rural areas.

Particularly for projects in rural areas, we typically estimate the quality, quantity, availability and cost for aggregates (such as sand, gravel, crushed stone, slag and recycled concrete) from sources that we have not previously used to supply aggregates, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. As a result, our failure to accurately assess the quality, quantity, availability and cost of aggregates could cause us to incur losses, which could materially adversely affect our results of operations.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

A significant portion of our contracts is serviced with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs. In addition, the market value of our equipment may unexpectedly decline at a faster rate than anticipated.

We are dependent on a limited number of heavy civil construction customers.

Due to the size and nature of our heavy civil construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Our significant heavy civil customers, those greater than 10% of our consolidated revenues, accounted for approximately 25% of our revenue in 2017, 37% of our revenue in 2016 and 29% of our revenue in 2015. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition. See Note 16--Concentration of Risk and Enterprise Wide Disclosures.

The heavy civil construction industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

In the past, a majority of the contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build, CM/GC and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding contracts, in addition to cost. Within our markets, we compete with many international, national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and several of our competitors have greater financial and other resources than we do. In addition, a number of international and national companies in our industry that are larger than we are and that currently do not have a significant presence in our markets, if they so desire, could establish a presence in our markets and compete with us for contracts.

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

Our heavy construction business relies on highly competitive and highly regulated government contracts.

Government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result, any violations of these regulations could bring about litigation, including the possibility of qui tam (“Whistleblower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, and could cause termination of other existing government contracts and result in the loss of future government contracts. Due to the significant competition in the marketplace and the level of regulations on government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on the business, operating results and financial condition.

Our heavy civil construction business depends on our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government contracts within our heavy civil business.

The U.S. government and various state and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional contract awards from the U.S. government and other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

Our heavy civil construction business is susceptible to economic downturns and reductions in government funding of infrastructure projects.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects. For example, state spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us since we are reliant upon contracts with state transportation departments for a significant portion of our revenues.

Refer to our “Business - Our Markets and Customers” section above for a more detailed discussion of our markets.

Most of our significant heavy civil contracts can be canceled on short notice.

Our governmental contracts generally have clauses that permit the government to cancel the contract unilaterally and at any time as long as the government pays for the work already completed. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could affect our residential concrete projects, including foundations for single-family and multi-family homes.

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

Our participation in heavy civil construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

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

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduce our profit on a project.

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

We may not be able to recover on claims against project owners or subcontractors for payment or performance.

We occasionally present claims or change orders to our clients and subcontractors for additional costs exceeding a contract price or for costs not included in the original contract price. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work. Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect for customer-caused delays, errors in specifications and designs, contract terminations or other causes of unanticipated additional costs, such as costs caused by negative weather conditions. These costs may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows and overall ability to recover change orders and claims which would have a negative impact on our financial condition, results of operations and cash flows.

We may fail to meet schedule or performance requirements of our heavy civil contracts.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to timely complete a project could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract.

The design-build project delivery method subjects us to the risk of design errors and omissions.

In the event of a design error or omission causing damages with respect to one of our design-build projects, we could be liable. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that they and we purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

An inability to obtain bonding or post letters of credit could limit the aggregate dollar amount of heavy civil contracts that we are able to pursue.

As is customary in the construction business, we are required to provide surety bonds or letters of credit to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds or letters of credit primarily depends upon our capitalization, working capital, available credit facilities, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety and letter of credit market. Surety companies and banks consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets and the banking markets generally may result in bonding or letters of credit becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding or letters of credit would limit the amount that we can bid on new contracts and could have a material adverse effect on our future revenues and business prospects.

Timing of the award and performance of new heavy civil contracts may fluctuate.

It is generally very difficult to predict whether and when new contracts will be offered for tender, as our contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

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

In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including: adverse weather conditions, such as prolonged or intense periods of rain, snow, storms or flooding, delays in receiving material and equipment from suppliers and services from subcontractors, and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our operating results for current and future periods until the affected contracts are completed.

We may be unable to attract and retain project managers, skilled labor and other key personnel.

Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes for each of our subsidiaries management, project managers, estimators, supervisors, foremen, equipment operators and laborers. The loss of the services of any of our subsidiaries' management-level personnel could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. If competition for these employees is intense, we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
In Arizona, California, Hawaii and Nevada a substantial number of our equipment operators and laborers are unionized. Additional groups of our employees may also unionize in the future. If at any time, a majority of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on the business, operating results and financial condition.

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

If we are unable to comply with applicable immigration laws, our ability to successfully complete contracts may be negatively impacted.

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

Adverse weather conditions may cause delays, which could slow completion of our construction activity.

Because all of our construction projects are performed outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, evacuations in Texas due to hurricanes along the U.S. Gulf of Mexico coastal areas can result in our inability to perform work on all Houston-area contracts for several days or weeks. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat can prevent us from performing certain types of operations. During the late fall to the early spring months of each year, our work on construction projects in Nevada and Utah may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed. Adverse weather conditions have a less severe impact on our residential construction projects, but can cause short-term variations in financial results.

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

We rely on information technology systems to conduct our business, which are subject to disruption, failure or security breaches.

We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We are dependent on a small number of significant customers in our residential construction business.

Our customers are leading residential homebuilders. Several of these customers individually account for a significant portion of our residential construction busines's sales in a normal year. For the year ended December 31, 2017 in our residential construction business, D.R. Horton, Pulte Homes and HISTORYMAKER Homes, including their respective affiliates, accounted for more than 61% of our residential construction revenues. In addition, homebuilders are reliant upon growth in the housing market and the continued ability to purchase and develop land, which ultimately impact customers’ demand for our residential construction services. The loss of any one or more of our significant customers could have a material adverse effect on our results of operations.

Risks Related to Our Financial Results, Financing and Liquidity

Our use of percentage-of-completion accounting related to our heavy civil construction projects could result in a reduction or elimination of previously reported revenue and profits.

As is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize heavy civil contract revenue using the percentage-of-completion method. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

Under this method, estimated contract revenue is recognized by applying the percentage of completion of the contract for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Estimated contract losses are recognized in full when determined. Contract revenue is reviewed and revised on a continuous basis as the work progresses and as change orders are initiated or approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the accounting period when these estimates are revised. Penalties or potential charges are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in the estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins or losses. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We may not be able to fully realize the revenue value reported in our Backlog.
Backlog as of December 31, 2017 totaled $744 million in our heavy civil construction segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed heavy civil construction contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings. Most contracts may be terminated by our customers on short notice. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our Backlog. In addition to being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets or labor force. Backlog may not be realized or may not result in revenues or profits.

Given these factors, our Backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our Backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our Backlog could have an adverse effect on our business.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as conditions in our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us and makes us more vulnerable to adverse economic and competitive conditions.

We have pledged the proceeds and other rights under our construction contracts to our bond surety, and we have pledged substantially all of our other assets as collateral in connection with our secured credit facility. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Oaktree Facility, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions). In April 2017, in connection with the Tealstone acquisition, we amended our certificate of incorporation to increase our authorized shares of common stock from 28 million shares to 38 million shares and we issued 1,882,058 shares of our common stock as consideration paid to the sellers. If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Our strategy of growing through strategic acquisitions may not be successful.

We may pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:
•difficulties in the integration of operations, systems, policies and procedures;
•enhancements in our controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;
•failure to implement proper overall business controls, including those required to support our growth, resulting in inconsistent operating and financial practices at companies we acquire or have acquired;
•termination of relationships with the key personnel and customers of an acquired company;
•additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•the incurrence of environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which the indemnity is inadequate;
•disruption of or receipt of insufficient management attention to our ongoing business; and
•inability to realize the cost savings or other financial benefits that we anticipate.

We are subject to certain covenants under our Oaktree Facility that could limit our flexibility in managing our business.

Our Oaktree Facility restricts us from engaging in certain activities, including our and certain of our subsidiaries' ability (subject to certain exceptions) to:

•	create, incur, assume or permit to exist liens or encumbrances;

•	incur additional indebtedness;

•	dispose of a material portion of assets or merge or consolidate with a third party;

•	sell assets;

•	make loans;

•	enter into acquisitions;

•	incur capital expenditures;

•	make investments; and

•	pay dividends.

Additionally, our Oaktree Facility also requires that we maintain certain financial covenants and prepay the loans (in certain cases with a prepayment premium) with proceeds from the issuance of debt or equity, transfers, events of loss and extraordinary receipts. These requirements could limit our cash flow or impair our ability to conduct business. Further, our level of indebtedness could have important other consequences to our business, including the following:

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to fund future working capital and capital expenditures because of the need to dedicate a substantial portion of our cash flows from operations to payments on our debt service;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; or

•	limit our ability to borrow additional funds.

These restrictions may interfere with our ability to obtain financings or engage in other business activities, which could have a material adverse effect on our results of operations, cash flows or financial condition.

Any failure to comply with the financial and other covenants in our Oaktree Facility may result in an event of default that could allow the creditors to accelerate maturities under the Oaktree Facility, which in turn may trigger cross-acceleration or cross-default provisions in other debt or bonding agreements. Our available cash and liquidity would not be sufficient to fully repay borrowings under all of our debt instruments that could be accelerated upon an event of default.

Our credit facility bears interest at an annual rate of the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75%, subject to adjustment under certain circumstances. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.

To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including the fact that adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

We do not have a revolving credit facility or letter of credit facility so our ability to meet our liquidity requirements, including to make payments on our indebtedness and to fund working capital requirements, will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.

In the event these resources do not satisfy our liquidity needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.

We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms also could have a material adverse effect on our business. If we experience operational difficulties, we may need to increase our available borrowing capacity or seek amendments to the terms of our Oaktree Facility. There can be no assurance that we will be able to secure any additional capacity or amendment to our Oaktree Facility or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

We must manage our liquidity carefully to fund our working capital.

The need for working capital for our business varies due to fluctuations in the following amounts, among other factors:

•	receivables and contract retentions;

•	costs and estimated earnings in excess of billings;

•	billings in excess of costs and estimated earnings;

•	the size and status of contract mobilization payments and progress billings; and

•	the amounts owed to suppliers and subcontractors.

We may have limited cash on hand and the timing of payments on our contract receivables is difficult to predict. If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

We may be required to write down all or part of our goodwill and intangibles.

We had $85.2 million of goodwill and $44.8 million of intangibles recorded on our consolidated balance sheet at December 31, 2017. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in The Woodlands, Texas, in 12,340 square feet of office space leased with a seven year term ending in 2020. Our executive, finance and accounting offices are located at this facility. We also lease a small corporate office located in Lafayette, Colorado for our information technology professionals.

Heavy Civil Construction

Our TSC office building is located in Houston, Texas, which houses TSC’s management, project management and finance and accounting functions. The building is located on a seven-acre parcel of land on which the TSC Houston division’s equipment repair center is also located. We also own land, have repair facilities and have constructed offices in San Antonio.

Our Utah operations lease office space in Draper, Utah, near Salt Lake City, and also repair facilities in West Jordan City, Utah from entities owned primarily by certain officers of RLW. Refer to Note 17--Related Party Transactions.

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

Residential Construction

Our Tealstone operations leases a combined office, construction and repair facility in Denton, Texas, which houses Tealstone's executive management, project management and accounting offices. The facility is leased from entities owned primarily by certain officers of Tealstone. Refer to Note 17--Related Party Transactions.

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

(At March 6, 2018)
The following is a list of the Company's executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Joseph A. Cutillo	52	Chief Executive Officer & Director	2017
Con L. Wadsworth	57	Executive Vice President & Chief Operating Officer	2016
Ronald A. Ballschmiede	62	Executive Vice President & Chief Financial Officer, Chief Accounting Officer & Treasurer	2015
Richard E. Chandler, Jr.	61	Executive Vice President, General Counsel & Secretary	2017

Each executive officer is appointed by the Board of Directors and, subject to the terms of any employment agreement he may have with the Company, holds office for such term as the Board of Directors may prescribe, or until his death, disqualification, resignation or removal.

Mr. Cutillo joined the Company in October 2015. In May 2017, he was appointed to the position of Chief Executive Officer and as a member of the Board of Directors. He was appointed President in February 2017. In May 2016, he was promoted to Executive Vice President & Chief Business Development Officer from Vice President - Strategy and Business Development. Prior to joining the Company, from August 2008 to October 2015, Mr. Cutillo was President and Chief Executive Officer of Inland Pipe Rehabilitation LLC, a private equity-backed trenchless pipe rehabilitation company, over which time he grew the business from a start-up acquisition to the second largest trenchless rehabilitation pipe business in the U.S.

Mr. Wadsworth joined RLW, a subsidiary of the Company, in 1976 serving in various capacities until March 2016, when he ceased to be President of RLW and was appointed to his current position with the company.

Mr. Ballschmiede has been our Executive Vice President & Chief Financial Officer, Chief Accounting Officer & Treasurer since joining the Company in November 2015. From June 2006 until his retirement in March 2015, Mr. Ballschmiede was Executive Vice President & Chief Financial Officer of Chicago Bridge & Iron Company N.V. (CB&I). CB&I is a leading engineering, procurement and construction contractor.

Mr. Chandler has been our Executive Vice President, General Counsel & Secretary since joining the Company in October 2017. Mr. Chandler served as Executive Vice President, Chief Legal Officer & Secretary of CB&I from February 2011 to December 2016. CB&I is a leading engineering, procurement and construction contractor. He is a member of the State Bar of Texas.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market (“NGS”). The table below shows the market high and low closing sales prices of the common stock for 2016 and 2017 by quarter.

	High	Low
Year Ended December 31, 2016
First Quarter	$6.29	$4.37
Second Quarter	5.37	4.22
Third Quarter	7.82	5.06
Fourth Quarter	8.99	6.42
Year Ended December 31, 2017
First Quarter	$9.93	$7.98
Second Quarter	13.07	8.64
Third Quarter	15.45	9.48
Fourth Quarter	17.97	14.36

On February 28, 2018, there were 808 holders of record of our common stock.

Dividend Policy

Our Oaktree Facility restricts the payout of dividends. We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends. Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company’s Oaktree Facility), business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information

Certain information about the Company's equity compensation plans is incorporated into Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company's proxy statement for its 2018 Annual Meeting of Stockholders.

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2012 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	December 2012 ($)	December 2013 ($)	December 2014 ($)	December 2015 ($)	December 2016 ($)	December 2017 ($)
Sterling Construction Company, Inc.	100.00	118.01	64.29	61.17	85.11	163.78
Dow Jones US Total Return Index	100.00	132.97	150.19	151.14	169.65	206.12
Dow Jones US Heavy Construction Index	100.00	131.28	97.77	86.51	106.71	112.44

Issuer Purchases of Equity Securities

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2017	—	—	—	—
November 1 – November 30, 2017	27,813 (1)	$17.10	—	—
December 1 – December 31, 2017	29,480 (1)	$16.77	—	—

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

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.” Amounts are in thousands, except per share data:

	Years ended December 31,
	2017	2016	2015	2014	2013
Revenues	$957,958	$690,123	$623,595	$672,230	$556,236
Income (loss) income before income taxes and earnings attributable to noncontrolling interests	$15,935	$(7,324)	$(17,179)	$(4,593)	$(68,804)
Income tax (expense) benefit	(118)	(88)	(7)	(632)	(1,222)
Net income (loss)	15,817	(7,412)	(17,186)	(5,225)	(70,026)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,200)	(1,826)	(3,216)	(4,556)	(3,903)
Net income (loss) attributable to Sterling common stockholders before noncontrolling interest revaluation	11,617	(9,238)	(20,402)	(9,781)	(73,929)
Revaluation of noncontrolling interest due to a new agreement or a put/call liability reflected in additional paid in capital or retained earnings, net of tax	—	—	(18,774)	—	(7,686)
Net income (loss) attributable to Sterling common stockholders	$11,617	$(9,238)	$(39,176)	$(9,781)	$(81,615)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.44	$(0.40)	$(2.02)	$(0.54)	$(4.91)
Diluted	$0.43	(0.40)	(2.02)	(0.54)	(4.91)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,274	23,140	19,375	18,063	16,635
Diluted	26,712	23,140	19,375	18,063	16,635

Cash dividends declared	$—	$—	$—	$—	$—
Balance sheet:
Total assets	$463,298	$301,823	$266,165	$306,451	$273,018
Long-term debt	$86,160	$1,549	$15,324	$37,021	$8,331
Equity attributable to Sterling common stockholders	$141,333	$107,434	$95,845	$133,686	$128,893
Shares outstanding	27,051	24,987	19,753	18,803	16,658

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sterling Construction Company, Inc. is a construction company that specializes in (1) heavy civil construction and (2) residential concrete projects primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.
On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) and entered into the Oaktree Facility providing for a term loan of $85.0 million with a maturity date of April 4, 2022, which replaced the then existing debt facility. We have determined that with the acquisition of Tealstone there are two reportable segments: heavy civil construction and residential construction. Refer to Note 18--Segment Information for a discussion of reportable segments and related financial information.

Critical Accounting Policies

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition

•	Contracts receivable, including retainage

•	Valuation of long-lived assets and goodwill

•	Income taxes

•	Segment reporting

Our significant accounting policies are described in Note 1--Summary of Business and Significant Accounting Policies to the consolidated financial statements, and conform to the Financial Accounting Standards Board’s Accounting Standards Codification (or GAAP or ASC).

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

Revenue Recognition
Heavy Civil Construction
The Company engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. The majority of our public contracts are fixed unit price contracts. Under such contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per cubic yard of concrete poured or per cubic yard of earth excavated). While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanic’s liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
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
The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex, and in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenue or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and changes in the availability and proximity of materials. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant. See “Recent Developments” above and “Results of Operations - Fiscal Year Ended December 31, 2017 Compared with Fiscal Year Ended December 31, 2016” for further discussion of the impact on our financial results.

Residential Construction
Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed. Residential construction employs an assembly line construction process to perform the majority of this concrete construction services. We assign to our subcontractors different, but sequential tasks at a particular job site. This assembly line process minimizes potential bottlenecks and increases productivity. Residential construction agreements are negotiated up front with the customer. The time from starting construction to finishing is typically less than one month.

Heavy Civil Construction Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which the Company performs heavy civil construction work contain retainage provisions. Retainage refers to that portion of billings made by the Company, but held for payment by the customer pending satisfactory completion of the project. Retainage is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2017 and 2016, contracts receivable included $43.5 million and $23.4 million of retainage, respectively, which is being contractually withheld by customers until milestones specified in the contract are complete.
There are certain contracts that are completed in advance of full payment. When the receivable will not be collected within our normal operating cycle, we consider it a long-term contract receivable and it is recorded in “Other assets, net” in our balance sheet. We consider the credit quality of the borrower to assess the appropriate discount rate to apply and continuously monitor the borrower’s credit quality. At December 31, 2017 and 2016, there were no such long-term contract receivables recorded in our consolidated balance sheets.
As the majority of our heavy civil construction contracts are entered into with federal, state or municipal government customers, credit risk is minimal. The Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
Contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was a minimal amount of bad debt expense recorded in 2017, 2016 and 2015.
Based upon a review of outstanding contracts receivable, historical collection information and existing economic conditions, management has determined that all of contracts receivable at December 31, 2017 are fully collectible and accordingly, no allowance for doubtful accounts against contracts receivable was recorded.

Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2017 and 2016, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill must be tested for impairment at least annually and we performed our most recent annual impairment test of historical goodwill as of October 1, 2017. Our test indicated there was no impairment of goodwill for our heavy civil construction or residential construction units. See “Segment Reporting” below for further information regarding the determination of our reporting units. Note 8--Goodwill and Other Intangibles discusses the valuation approach used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment. During the 2017 annual test, we used a qualitative assessment to determine if it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. The valuation approach utilized for the 2016 annual assessment is impacted by a number of factors, but the key factors are the Company’s stock price, the estimated control premium and our estimated forecast of future cash flows. The valuation approach contains uncertainty regarding the estimates used. One of the largest uncertainties relates to local, state and government spending which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows. These are discussed in a number of places including “Item 1A. Risk Factors.” No impairments were recorded to our goodwill during the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, we had goodwill with a carrying amount of $85.2 million and $54.8 million, respectively.

Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense;

and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) expanding the limitation for executive compensation deductions; and (6) implementing 100% immediate expensing of qualified property. As a result of the reduced federal corporate tax rate under the Tax Act, the Company has reduced the value of its net deferred tax assets $19.5 million to reflect the enacted rate. This reduction was entirely offset with a corresponding reduction of our valuation allowance, which resulted in no charge to the tax provision for the year. The Tax Act also provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $146 thousand of AMT credit carryforwards that are expected to be fully refunded by 2022. Therefore, we have recorded a tax benefit and receivable for these credits in our December 31, 2017 financial statements.
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. For the year ending December 31, 2017, we have considered the impact of the Tax Act in our analysis.
Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use historical three-year accumulated losses, estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate. On the basis of our evaluations, at December 31, 2017 and 2016, a full valuation allowance was recorded on our net deferred tax assets and we had no material uncertain tax positions.
If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Segment Reporting
We describe our business in this annual report on Form 10-K in terms of the services we provide, our base of customers and the geographic areas in which we operate. We have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.

Market Outlook and Trends

Heavy Civil Construction
Our heavy civil construction business is primarily driven by federal, state and municipal funding. The late 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed in 2016, which will increase the annual funds allocated to transportation projects from $4.0 to $4.5 billion annually. Texas also has locally approved bonds estimated at $1.3 billion, that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 12-cent sales tax increase was approved in Los Angeles, California in 2016 which will provide $3 billion a year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects.
Bid discipline and project execution: To ensure that we take full advantage of the improved market conditions and maximize profitability we have completed an extensive evaluation of our heavy civil construction projects’ historical success based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process, which along with the institution of common processes, we believe will enable us to focus our resources on the most beneficial heavy civil construction projects and significantly reduce our risk. In addition, in order to strengthen these processes and capitalize further on the improved market conditions, we appointed a Chief Operating Officer late in the first quarter of 2016.
At December 31, 2017, our Backlog of construction projects, made up solely of our heavy civil construction segment, was $744 million, as compared to $823 million at December 31, 2016. The contracts in this Backlog are typically completed in 12 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $250 million at December 31, 2017 and $226 million at the end of 2016. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog" totaled $995 million and $1.04 billion as of December 31, 2017 and 2016, respectively. Backlog includes $78 million and $53 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2017 and December 31, 2016, respectively. We anticipate that approximately 80% of our Backlog will be recognized as revenues during 2018.
At December 31, 2017 and December 31, 2016, we had approximately 164 and 125 heavy civil contracts-in-progress which were less than 90% complete, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.
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

Backlog and gross margin:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Fourth quarter of 2017	$744,389	8.4%
Third quarter of 2017	$804,275	8.4%
Second quarter of 2017	$923,155	8.4%
First quarter of 2017	$925,318	8.4%
Fourth quarter of 2016	$823,000	8.2%

Our total margin in Backlog has increased approximately 20 basis points, from 8.2% at December 31, 2016 to 8.4% at December 31, 2017. During 2017, we added approximately $705 million worth of new projects to our Backlog at an average margin of approximately 9.0%. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Residential Construction
Our residential construction business was a component of the April 3, 2017, Tealstone acquisition. Continuing revenue growth of our residential construction business is directly related to the growth of new home starts in our key markets. Our customers year over year expected average growth in the key areas, the Dallas-Fort Worth Metroplex, is expected to be approximately 13%. We expect to extend into Houston and surrounding areas in the coming year.

Fiscal Year Ended December 31, 2017 Compared with Fiscal Year Ended December 31, 2016

	2017	2016	% Change
	(Dollar amounts in thousands)
Revenues	$957,958	$690,123	38.8%
Gross profit	89,092	$42,058	111.8%
General and administrative expenses	(48,351)	(36,844)	31.2%
Other operating expense, net	(14,565)	(9,943)	46.5%
Operating income (loss)	26,176	(4,729)	NM
Interest income	314	33	NM
Interest expense	(9,800)	(2,628)	272.9%
Loss on extinguishment of debt	(755)	—	—%
Income (loss) before income taxes and earnings attributable to noncontrolling interests	15,935	(7,324)	NM
Income tax expense	(118)	(88)	34.1%
Net income (loss)	15,817	(7,412)	NM
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,200)	(1,826)	130.0%
Net income (loss) attributable to Sterling common stockholders	$11,617	$(9,238)	NM

Gross margin	9.3%	6.1%	52.5%

Operating margin (deficit)	2.7%	(0.7)%	NM

Backlog, end of year	$744,389	$823,000	(9.6)%
 NM – Not meaningful.

Revenues
Revenues for 2017 increased $267.8 million, or 38.8%, compared with the prior year. Approximately one half of the increase year over year is attributable to the inclusion of approximately nine months of revenues from Tealstone which we acquired on April 3, 2017. The balance of revenue growth was attributable to improved activity in our heavy civil construction, primarily to large construction joint venture projects and other projects in the Rocky Mountain region.

Gross profit
Gross profit increased $47.0 million, or 112% in 2017 compared with the prior year. Gross margin also increased to 9.3% in 2017 from 6.1% in 2016. Approximately one half of the year over year increase in gross profit was attributable to the inclusion of approximately nine months of revenues from the Tealstone Acquisition. The remaining gross profit increase reflects the increased revenue and gross profit attributable to the heavy civil construction projects.

General and administrative expenses
General and administrative expenses increased $11.5 million during 2017 to $48.4 million from $36.8 million in 2016. This increase is primarily the result of $3.7 million attributable to the inclusion of approximately nine months of Tealstone operations, $1.0 million attributable to higher stock-based and incentive compensation and $1.4 million attributable to higher pre-bid contract and recruiting costs in the Rocky Mountain region.

As a percentage of revenues, general and administrative expenses decreased to 5.0% in 2017 from 5.3% in 2016. The decrease in general and administrative expenses, as a percentage of revenue, is primarily the result of the leverage generated from generally fixed costs and increases in revenues.

Other operating expense, net
Other operating expense, net, includes 50% of earnings related to members’ interests, gains and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase to our liability account. Other operating expense, net increased to $14.6 million in 2017 from $9.9 million in 2016, driven primarily from an increase in Members’ interest earnings of approximately $2.4 million, $0.5 million related to our earn-out expense, a loss of $1.1 million from the sale of a facility and $600 thousand of acquisition related costs. See Note 5--Consolidated 50% Owned Subsidiaries, including Variable Interest Entities.

Interest expense
Interest expense for the year ended December 31, 2017 was $9.8 million compared to $2.6 million the same period in 2016. The increase in interest costs is due to our increased borrowings to replace our Equipment-based Facility and complete the Tealstone acquisition.

Loss on extinguishment of debt
As part of the replacement of our Equipment-based Facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the twelve months ended December 31, 2017.

Income taxes
Our effective income tax rate for 2017 and 2016 was minimal. In 2017 and 2016, our effective income tax rate varied from the statutory rate primarily as a result of taxes on subsidiaries' and joint ventures' earnings allocated to noncontrolling interests, the change in tax rate under the new Tax Act, equity compensation, and a change in valuation allowance.

Net income attributable to noncontrolling interests
The increase of $2.4 million to $4.2 million from $1.8 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2017 compared with the same period in 2016 is driven by increased activity in our construction joint venture projects in the Rocky Mountain region, in which we hold the majority interest.

Segment Results

	Year Ended December 31,
	2017	% of Total	2016	% of Total
Revenue
Heavy Civil Construction	$849,966	89%	$690,123	100%
Residential Construction	107,992	11%	—	—%
Total Revenue	$957,958		$690,123
Operating Income (Loss)
Heavy Civil Construction	$11,322	43%	$(4,729)	100%
Residential Construction	14,854	57%	—	—%
Total Operating Income (Loss)	$26,176		$(4,729)

Heavy Civil Construction
Revenues
Heavy civil construction revenues were $850.0 million for the year ended December 31, 2017. This represented an increase in our heavy civil construction segment of $159.8 million, or 23% compared to 2016. The increase was primarily attributable to the increased revenues of approximately $100 million related to large construction joint venture projects and other projects in the Rocky Mountain region. One of these joint venture contracts was substantially complete at the end of 2017 with the other expected to be complete near the end of 2018. Additionally, included in our December 31, 2017 Unsigned Low-bid awards is a $136 million project in Utah with construction starting in late spring 2018. The acquired Tealstone Commercial business added approximately $30 million of revenue in 2017. The balance of the revenue growth was generated across the balance of our geographic operations reflecting the improving heavy civil construction market.

Operating income
Operating Income was $11.3 million for the year ended December 31, 2017, an increase of $16.1 million, in our heavy civil construction segment compared to 2016. The improvement was primarily the result of higher gross margins driven by improved bid discipline, project management and project execution of $7.2 million, additional gross profit from the increased revenue of approximately $12.6 million and increased absorption of fixed costs totaling approximately $2.5 million. These increases were offset by increases in general and administrative expense of $3.0 million, primarily higher incentive based costs, including stock based compensation and higher personnel recruiting costs in the Rocky Mountain Region. Finally, other operating expenses increased by $3.6 million primarily as a result of an additional $2.6 million of member’s interest expense driven by the higher 2017 earnings from our Consolidated 50% owned subsidiaries and a loss of $1.1 million from the sale of an excess facility.

Residential Construction
Revenues
Our residential construction segment was a component of the Tealstone acquisition acquired on April 3, 2017. It’s principal market is Texas, specifically the Dallas-Fort Worth area and the surrounding communities. The core customer base for residential construction segment is primarily made up of leading national home builders as well as regional and custom home builders. Our residential construction segment contributed $108.0 million of revenue attributable to the inclusion of nine months of revenue from the acquisition date. On a comparable unaudited pro forma revenue basis, for the nine months ended December 31, 2016, revenue was $86.9 million providing a pro forma period over period revenue growth of 24%. This pro forma revenue growth rate reflects the strength of the segment's primary market, the Dallas-Fort Worth area, in Texas.

Operating income
The residential construction segment operating income totaled $14.9 million in 2017 reflecting the nine months of operating performance since the Tealstone Acquisition on April 3, 2017. for the twelve months ended December 31, 2017. On a comparable unaudited pro forma basis, for the nine months ended December 31, 2016, operating income was $11.8 million providing a pro forma period over period growth of 26%.

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 31, 2015

	2016	2015	% Change
	(Dollar amounts in thousands)
Revenues	$690,123	$623,595	10.7%
Gross profit	$42,058	$27,651	52.1%
General and administrative expenses	(36,844)	(40,466)	9.0%
Other operating expense, net	(9,943)	(1,572)	NM
Operating loss	(4,729)	(14,387)	67.1%
Interest income	33	460	(92.8)%
Interest expense	(2,628)	(3,012)	12.7%
Loss on extinguishment of debt	—	(240)	NM
Loss before income taxes and earnings attributable to noncontrolling interests	(7,324)	(17,179)	57.4%
Income tax expense	(88)	(7)	NM
Net loss	(7,412)	(17,186)	56.9%
Noncontrolling owners’ interests in earnings of subsidiaries	(1,826)	(3,216)	43.2%
Net loss attributable to Sterling common stockholders before noncontrolling interest revaluation	(9,238)	(20,402)	54.7%
Revaluation of noncontrolling interest due to a new agreement	—	(18,774)	NM
Net loss attributable to Sterling common stockholders	$(9,238)	$(39,176)	76.4%

Gross margin	6.1%	4.4%	38.6%

Operating margin (deficit)	(0.7)%	(2.3)%	69.6%

Backlog, end of year	$823,000	$761,000	8.1%
 NM – Not meaningful.

Revenues
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

Gross profit
Gross profit increased $14.4 million, or 52.1% in 2016 compared with the prior year. Gross margin also increased to 6.1% in 2016 from 4.4% in 2015, primarily as a result of constructing higher margin projects which stem from higher margins in our Backlog. Our Backlog margins have increased from 7.0% to 8.2% as of December 31, 2015 and 2016, respectively. In addition, these projects are being executed with less downward percent-complete revisions which have positively affected profitability in 2016.

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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we concluded that including the unapproved change order, claim and entitled unpaid project price amounts of $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, and $1.6 million, $5.2 million and $3.9 million, respectively, at December 31, 2015, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

General and administrative expenses
General and administrative expenses decreased $3.6 million during 2016 to $36.8 million from $40.5 million in 2015. This decrease is primarily the result of certain non-recurring costs related to consulting services performed and employee severance payments of $1.2 million and $2.9 million, respectively, recognized in 2015 offset by an increase in certain employee and employee benefit costs in 2016.

As a percentage of revenues, general and administrative expenses decreased to 5.3% in 2016 from 6.5% in 2015. The decreases in general and administrative expenses, as a percentage of revenue, are primarily the result of the leverage generated from generally fixed costs and increases in revenues.

Other operating expense, net
Other operating expense, net, includes 50% of earnings and losses related to members’ interests, gains and losses from sales of property, plant and equipment, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense while losses are treated as income as earnings would increase the amount in our liability account “Members’ interest subject to mandatory redemption and undistributed earnings,” and losses would decrease this liability. Other operating expense, net increased to $9.9 million in 2016 from $1.6 million in 2015, with the increase being primarily the result of an increase in Members’ interest earnings of approximately $8.9 million and $1.2 million related to our JBC earn-out expense.

Income taxes
Our effective income tax rate for 2016 and 2015 were minimal in both periods. In 2016 and 2015, our effective income tax rate varied from the statutory rate primarily as a result of taxes on subsidiaries' and joint ventures' earnings allocated to noncontrolling interests, tax credits, and the change in valuation allowance.

Net income attributable to noncontrolling interests
The decrease of $1.4 million to $1.8 million from $3.2 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2016 compared with the same period in 2015 is primarily related to the November 2015 agreement entered with Myers. This agreement changed our accounting treatment of our Myers 50% noncontrolling interest, which was included in “noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” to “Other operating expense, net” after the agreement was executed. The Myers’ 50% portion of earnings totaled $3.7 million, $3.2 million of which was recorded in “noncontrolling owners’ interest in earnings of subsidiaries and joint ventures” and $0.5 million was recorded in “Other operating expense, net.” During 2016, the only income attributable to noncontrolling interests was primarily from our Utah construction joint venture where our joint venture partner has a 40% noncontrolling interest. Net income attributable to noncontrolling interest from construction joint ventures was $1.8 million and an immaterial amount in 2016 and 2015, respectively.

Revaluation of noncontrolling interest due to a new agreement
Revaluation of noncontrolling interest due to a new agreement increased as a result of an amendment to a Myers agreement entered into in November 2015. Due to this agreement, $18.8 million was reclassified to the liability account “Members’ interest subject to mandatory redemption and undistributed earnings” and reduced “Additional paid in capital” (“APIC”) on the Company’s consolidated balance sheets. This $18.8 million represented the portion of the revaluation of noncontrolling interest above the $7.4 million held as “Noncontrolling interest” in the consolidated balance sheet when the agreement was executed. According to GAAP, this reduction to APIC was treated similarly to a dividend to a preferred shareholder and reduced net income attributable to Sterling’s stockholders and earnings per share.

Liquidity and Sources of Capital

The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Years Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$23,009	$43,925
Investing activities	(55,897)	(8,174)
Financing activities	74,056	2,608
Total increase in cash and cash equivalents	$41,168	$38,359

	As of December 31,
	2017	2016
Cash and cash equivalents	$83,953	$42,785
Working capital	$96,234	$29,316

Operating Activities
  During 2017, net cash provided by operating activities was $23.0 million. The drivers of operating activities cash flows were primarily the result of our net income discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), and the change in members’ interests subject to mandatory redemption and undistributed earnings as discussed in Note 5--Consolidated 50% Owned Subsidiaries, including Variable Interest Entities.
The significant non-cash items in operating activities include depreciation and amortization expense which was $17.0 million in 2017 and $15.7 million in 2016. Depreciation expense has decreased from 2016 to 2017 as a result of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment. The decrease in depreciation was offset by the amortization of the Tealstone intangible assets totaling $1.8 million.
The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in components of Contract Capital at December 31, 2017 and 2016 and variances were as follows (amounts in thousands):

	YTD Changes in Components of Contract Capital
	2017	2016	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(1,463)	$(5,800)	$4,337
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,029)	33,544	(35,573)
Contracts in progress, net	(3,492)	27,744	(31,236)
Contracts receivable, including retainage	(29,923)	(2,020)	(27,903)
Receivables from and equity in construction joint ventures	(4,250)	5,800	(10,050)
Inventories	305	(1,173)	1,478
Accounts payable	13,579	8,138	5,441
Contract Capital, net	$(23,781)	$38,489	$(62,270)

The 2017 change in Contract Capital reduced liquidity by $23.8 million. Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our Backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.

Members’ interests subject to mandatory redemption and undistributed earnings increased $2.2 million and decreased $5.2 million in 2017 and 2016, respectively. The increase during 2017 was driven by higher earnings from both RHB and Myers, while the decrease during 2016 is primarily the result of timing of distributions made to the Members. See Note 5--Consolidated 50% Owned Subsidiaries, including Variable Interest Entities.

Investing Activities
  During 2017, net cash used in investing activities was $55.9 million, compared to $8.2 million in 2016. The primary driver of investing activities cash flows in 2017 was the $55 million paid on April 3, 2017, as part of the Tealstone acquisition. In 2016, the cash used in investing activities was driven by purchases of capital equipment less cash proceeds from the sale of property and equipment.
Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $9.5 million in 2017, which included $0.1 million of financed capital expenditures. Proceeds from the sale of property and equipment totaled $8.4 million for 2017 with an associated net loss of $0.2 million. The proceeds from the sale of property and equipment increased in 2017 reflecting our continuing initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed. In addition, in 2017 we sold our Dallas Texas facility for approximately $3.0 million reflecting our ongoing efforts to improve our operating effectiveness in Texas.
For the year ended December 31, 2016, capital expenditures totaled $11.6 million, which included $0.7 million of financed capital expenditures, while proceeds from the sale of property and equipment totaled $2.7 million with an associated net gain of $0.4 million. The level of proceeds for the sale of equipment declined in 2016 as a result of the increased sales in 2015 from our initiative to sell non-core and underutilized equipment. Management intends to continue its initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

Financing Activities
  During 2017, net cash provided by financing activities was $74.1 million compared to $2.6 million for 2016. The increase was primarily the result of net proceeds of $85 million received from the Oaktree Facility, which was utilized to fund the Tealstone acquisition and the repayment of our remaining balance on our equipment-based facility term loan. The increase in cash provided by financing activities in 2016 was primarily a result of net proceeds of $19.1 million received from the issuance of common stock which was offset by the Revolving Loan payoff and Term Loan monthly payments along with a total $10.0 million prepayment.

Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

Borrowing Arrangements
On April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Oaktree Facility, providing for a term loan of $85,000,000 (the “Loan”) with a maturity date of April 4, 2022, which replaced the Equipment-based Facility. The Loan is secured by substantially all of the assets of the Company and its subsidiaries.
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
The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 for four consecutive quarters, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;

•	daily cash collateral of not less $15,000,000, potentially further increasing to $18,000,000 beginning on April 4, 2018;

•	a rolling four quarter gross margin in Backlog of not less than $60,000,000, increasing to $70,000,000 by March 31, 2019;

•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters.

The Company was in compliance with these covenants at December 31, 2017.
The Oaktree Facility also includes customary events of default, including events of default relating to non-payment of principal or interest, inaccuracy of representations and warranties, breaches of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid, calls under the Company’s bonds, failure of specified individuals to remain employed by the Company, and a change of control. If an event of default occurs, the lenders will be able to accelerate the maturity of the Oaktree Facility and exercise other rights and remedies.
Deferred loan costs and warrants totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 9--Secured Credit Facility and Other Debt for additional information on the warrants. The total amount will be amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. Amortization expense of $1.6 million has been included in interest expense for the twelve months ended December 31, 2017.
As part of the retirement of our Equipment-based Facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the twelve months ended December 31, 2017.

Notes and Deferred Payments to Sellers
As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our consolidated balance sheet at the acquisition closing date. Accreted interest was $0.8 million for the twelve months ended December 31, 2017, and was recorded as interest expense. The promissory notes are due on the third anniversary of the closing date and have an associated interest rate of 8%.

Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $1.6 million and $2.7 million at December 31, 2017 and December 31, 2016, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92%.

Fair Value
The Company’s debt is recorded at its carrying amount in the consolidated balance sheets. As of December 31, 2017 and 2016, the carrying values of our debt outstanding approximated the fair values and were $90.1 million and $5.4 million, respectively. There was no revolver as of December 31, 2017 and no amounts outstanding on the prior revolver as of December 31, 2016.

Borrowings
Based on our average borrowings for 2017 and our 2018 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” for further discussion of liquidity related risks.
Warrants and Common Stock Offering
On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (including any, permitted trustees, the “Holders”) pursuant to which the Holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants. The total fair value of the Warrants was $3.5 million, which was recorded as a Loan discount and netted against our new Loan and included in “additional paid in capital” on our balance sheet.

On April 3, 2017, in connection with the Tealstone Acquisition, the Company issued 1,882,058 shares of the Company’s common stock. The total fair value of which was $17.1 million. See Note 2--Tealstone Acquisition for additional details.

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

Capital Strategy
We will continue to explore additional capital alternatives to further strengthen our financial position in order to take advantage of the improving transportation infrastructure market. This could include the potential sale of assets, businesses or equity, the favorable resolution of outstanding contract claims, or a combination thereof. We expect to use proceeds from any of these initiatives that we would choose to pursue to invest in projects meeting our gross margin targets, to improve overall profitability and other requirements, as well as managing our debt balances and pursuing projects or investments in adjacent markets.

Contractual Obligations - The following table sets forth our fixed, non-cancelable obligations at December 31, 2017:

	Payments due by period
	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
	(Amounts in thousands)
Operating leases*	11,301	4,086	5,290	1,925	—
Oaktree Facility	85,000	3,038	—	81,962	—
Debt Facility interest	36,416	8,606	17,083	10,727	—
Notes and deferred payments to Sellers, Tealstone Acquisition (inclusive of outstanding interest)	14,926	—	14,926	—	—
Notes payable for equipment	1,557	940	611	6	—
Earn-out Liability**	1,724	1,724	—	—	—
Members' interest subject to mandatory redemption and undistributed earnings***	47,386	—	—	—	47,386
	$198,310	$18,394	$37,910	$94,620	$47,386

*	Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.
**
The Tealstone earn-out arrangement requires the Company to pay up to an aggregate of $15 million in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved.

***
Mandatory redemption is based on the death or disability of the interest holders. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distributions. At this time we cannot predict when such distributions will be made. The Company has purchased two separate $20 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.

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

Capital Expenditures - Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Management expects capital expenditures in 2018 to be similar to the $9.5 million incurred in 2017; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

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
Inflation affects our residential construction projects minimally, as the time from starting construction to finishing is typically less than one month.

Off-Balance Sheet Arrangements and Joint Ventures

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

At December 31, 2017, there was approximately $113 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $55 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2017, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1--Summary of Business and Significant Accounting Policies for a discussion of new accounting pronouncements. To the extent known, we expect the effect of these recent accounting pronouncements on future periods to be in line with what is stated in Note 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates are one of our sources of market risk. Interest on outstanding indebtedness under our Oaktree Facility is equal to the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At December 31, 2017, we had a term loan of $85,000,000 outstanding under this facility.

The Prior Credit Facility incurred interest at floating rates. There were no borrowings under this facility at December 31, 2016. The Equipment-based Facility does not bear interest at floating rates, we are not subject to an impact on our results of operations from a change in interest rates. However, our interest rate could increase by 2% based on our fixed charge coverage ratio. There were no borrowings under this facility at December 31, 2017. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital", for further discussion.

See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 8. Financial Statements and Supplementary Data

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2017 to ensure that the information required to be disclosed by the Company in this annual report of Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s  management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 did not include the internal controls of Tealstone, which are included with the consolidated financial statements of the Company. Management has excluded from its evaluation the internal control over financial reporting of Tealstone, which constituted 8% of total assets and 14% of consolidated revenues. Management will include Tealstone in the scope of assessment of internal control over financial reporting beginning in 2018. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. "Executive Officers of the Registrant" in Part I of this report. Our code of business conduct is available at www.strlco.com under Investor Relations-Corporate Governance and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Financial Statement Schedules

None.

Exhibits

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

10.13.3#
Program Description — 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.13.4#
Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

21
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

Sterling Construction Company, Inc.

Date: March 6, 2018	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Milton L. Scott	Chairman of the Board of Directors	March 6, 2018
Milton L. Scott

/s/ Joseph A. Cutillo	Director	March 6, 2018
Joseph A. Cutillo	Chief Executive Officer (principal executive officer)

/s/ Ronald A. Ballschmiede	Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2018
Ronald A. Ballschmiede

/s/ Marian M. Davenport	Director	March 6, 2018
Marian M. Davenport

/s/Maarten D. Hemsley	Director	March 6, 2018
Maarten D. Hemsley

/s/ Raymond F. Messer	Director	March 6, 2018
Raymond F. Messer

/s/ Charles R. Patton	Director	March 6, 2018
Charles R. Patton

/s/ Richard O. Schaum	Director	March 6, 2018
Richard O. Schaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Houston, Texas
March 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 6, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc., collectively “Tealstone”, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting eight and fourteen percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Tealstone was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Tealstone.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Houston, Texas
March 6, 2018

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$83,953	$42,785
Receivables, including retainage	133,931	84,132
Costs and estimated earnings in excess of billings on uncompleted contracts	37,112	32,705
Inventories	4,621	3,708
Receivables from and equity in construction joint ventures	11,380	7,130
Other current assets	7,529	5,448
Total current assets	278,526	175,908
Property and equipment, net	54,406	68,127
Goodwill	85,231	54,820
Intangibles, net	44,818	—
Other assets, net	317	2,968
Total assets	$463,298	$301,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,457	$67,097
Billings in excess of costs and estimated earnings on uncompleted contracts	62,374	64,100
Current maturities of long-term debt	3,978	3,845
Income taxes payable	81	78
Accrued compensation	9,054	5,322
Other current liabilities	9,348	6,150
Total current liabilities	182,292	146,592
Long-term liabilities:
Long-term debt, net of current maturities	86,160	1,549
Members’ interest subject to mandatory redemption and undistributed earnings	47,386	45,230
Other long-term liabilities	1,271	362
Total long-term liabilities	134,817	47,141
Commitments and contingencies (Note 11)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 and 28,000,000 shares authorized, 27,051,468 and 24,987,306 shares issued	271	250
Additional paid in capital	231,183	208,922
Retained deficit	(90,121)	(101,738)
Total Sterling common stockholders’ equity	141,333	107,434
Noncontrolling interests	4,856	656
Total equity	146,189	108,090
Total liabilities and equity	$463,298	$301,823

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands, except per share data)

	2017	2016	2015
Revenues	$957,958	$690,123	$623,595
Cost of revenues	(868,866)	(648,065)	(595,944)
Gross profit	89,092	42,058	27,651
General and administrative expenses	(48,351)	(36,844)	(40,466)
Other operating expense, net	(14,565)	(9,943)	(1,572)
Operating income (loss)	26,176	(4,729)	(14,387)
Interest income	314	33	460
Interest expense	(9,800)	(2,628)	(3,012)
Loss on extinguishment of debt	(755)	—	(240)
Income (loss) before income taxes and earnings attributable to noncontrolling interests	15,935	(7,324)	(17,179)
Income tax expense	(118)	(88)	(7)
Net income (loss)	15,817	(7,412)	(17,186)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,200)	(1,826)	(3,216)
Net income (loss) attributable to Sterling common stockholders before noncontrolling interest revaluation	11,617	(9,238)	(20,402)
Revaluation of a noncontrolling interest due to a new agreement	—	—	(18,774)
Net income (loss) attributable to Sterling common stockholders	$11,617	$(9,238)	$(39,176)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.44	$(0.40)	$(2.02)
Diluted	$0.43	$(0.40)	$(2.02)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,274	23,140	19,375
Diluted	26,712	23,140	19,375

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	2017	2016	2015
Net income (loss) attributable to Sterling common stockholders	$11,617	$(9,238)	$(39,176)
Net income attributable to noncontrolling interest included in equity	4,200	1,826	3,216
Other comprehensive income, net of tax:
Realized loss from settlement of derivatives	—	—	107
Change in the effective portion of unrealized loss in fair market value of derivatives	—	—	(6)
Comprehensive income (loss)	$15,817	$(7,412)	$(35,859)

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests
	Shares	Amount					Total
Balance at January 1, 2015	18,803	$188	$205,697	$(72,098)	$(101)	$7,462	$141,148
Net (loss) income	—	—	—	(39,176)	—	3,216	(35,960)
Other comprehensive income	—	—	—	—	101	—	101
Stock-based compensation	1,046	11	1,593	—	—	—	1,604
Reclassification and revaluation of noncontrolling interest	—	—	(18,774)	18,774	—	(7,367)	(7,367)
Distribution to owners	—	—	—	—	—	(3,402)	(3,402)
Other	(96)	(1)	(369)	—	—	—	(370)
Balance at December 31, 2015	19,753	198	188,147	(92,500)	—	(91)	95,754
Net (loss) income	—	—	—	(9,238)	—	1,826	(7,412)
Other comprehensive income	—	—	—	—	—	—	—
Stock-based compensation	79	—	1,810	—	—	—	1,810
Stock issued in equity offering, net of expense	5,175	52	19,090	—	—	—	19,142
Distribution to owners	—	—	—	—	—	(1,079)	(1,079)
Other	(20)	—	(125)	—	—	—	(125)
Balance at December 31, 2016	24,987	250	208,922	(101,738)	—	656	108,090
Net income	—	—	—	11,617	—	4,200	15,817
Stock-based compensation	248	3	2,840	—	—	—	2,843
Stock issued for Tealstone acquisition	1,882	19	17,042	—	—	—	17,061
Distribution to owners	—	—	—	—	—		—
Warrants issued to lenders	—	—	3,500	—	—	—	3,500
Other	(66)	(1)	(1,121)	—	—	—	(1,122)
Balance at December 31, 2017	27,051	$271	$231,183	$(90,121)	$—	$4,856	$146,189

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$11,617	$(9,238)	$(39,176)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	4,200	1,826	3,216
Net income (loss)	15,817	(7,412)	(35,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,994	15,699	16,236
Revaluation of noncontrolling interest due to a new agreement	—	—	18,774
Loss (gain) on disposal of property and equipment	171	(367)	(1,479)
Loss on debt extinguishment	755	—	240
Stock-based compensation expense	2,843	1,810	1,604
Changes in operating assets and liabilities:
Contracts receivable	(29,923)	(2,020)	(3,216)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,463)	(5,800)	6,498
Inventories	305	(1,173)	4,866
Receivables from and equity in construction joint ventures	(4,250)	5,800	(3,777)
Income tax receivable			1,419
Other assets	624	595	8,127
Accounts payable	13,579	8,138	(7,834)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,029)	33,544	4,907
Accrued compensation and other liabilities	7,430	319	(3,147)
Member’s interest subject to mandatory redemption and undistributed earnings	2,156	(5,208)	1,418
Net cash provided by operating activities	23,009	43,925	8,676
Cash flows from investing activities:
Tealstsone acquisition, net of cash acquired	(54,861)	—	—
Additions to property and equipment	(9,420)	(10,888)	(8,086)
Proceeds from sale of property and equipment	8,384	2,714	8,543
Restricted Cash	—	—	(4,945)
Net cash used in investing activities	(55,897)	(8,174)	(4,488)
Cash flows from financing activities:
Cash received from Oaktree facility	85,000	—	—
Cumulative daily drawdowns – prior credit facility	—	19,000	126,970
Cumulative daily repayments – prior credit facility	—	(19,000)	(161,571)
Cumulative drawdowns – equipment-based revolver	—	—	14,550
Cumulative repayments – equipment-based revolver	—	—	(14,550)
Cash received from (used to pay) equipment-based term loan	(3,532)	(14,969)	20,000
Repayments under long-term obligations – other	(1,178)	(677)	(3,217)
Distributions to noncontrolling interest owners	—	(1,079)	(3,402)
Net proceeds from stock issued	—	19,142	—
Debt issuance costs	(6,871)	—	(1,309)
Other	637	191	(76)
Net cash provided by (used in) financing activities	74,056	2,608	(22,605)
Net increase (decrease) in cash and cash equivalents	41,168	38,359	(18,417)
Cash and cash equivalents at beginning of period	42,785	4,426	22,843
Cash and cash equivalents at end of period	$83,953	$42,785	$4,426
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,800	$2,628	$2,889
Cash paid during the period for income taxes	$279	$72	$547
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$17,061	$—	$—
Notes and deferred payments to sellers	$11,588	$—	$—
Warrants issued to lenders (1,000,000 Warrants)	$3,500	$—	$—
Revaluation of noncontrolling interests	$—	$—	$(26,141)
Transportation and construction equipment acquired through financing arrangements	$70	$740	$2,662

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTRION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in (1) heavy civil construction and (2) residential concrete projects primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.

Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has a greater than 50% ownership interest or otherwise controls such entities. For investments in construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members’ interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense, net,” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 5 for further information regarding the Company’s Consolidated 50% Owned Subsidiaries, including Variable Interest Entities.

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

Under accounting principles generally accepted in the United States (“GAAP”), the Company must determine whether each entity, including joint ventures in which it participates, is a variable interest entity (“VIE”). This determination focuses on identifying which owner or joint venture partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which it has a noncontrolling variable interest. Refer to Note 5 for further information regarding the Company’s Consolidated 50% Owned Subsidiaries, including VIEs.

Use of Estimates - The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage-of-completion method, the valuation of long-term assets, income taxes, and purchase accounting, including intangibles and goodwill. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.

Reclassification - Reclassifications have been made to historical financial data in our consolidated financial statements to conform to our current year presentation.

Revenue Recognition
Heavy Civil Construction - The Company engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs plus a margin. Credit risk with private owners is minimized because of statutory mechanic’s liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
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

Changes in estimated revenues and gross margin during the year ended December 31, 2017 resulted in a net gain of $0.9 million included in operating income. Changes in estimated revenues and gross margin during the year ended December 31, 2016 resulted in a net charge of $6.3 million included in operating loss. Changes in estimated revenues and gross margin during the year ended December 31, 2015 resulted in a net charge of $9.7 million included in operating loss.

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

The Company considers claims to be amounts in excess of approved contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenue when realization is probable and amounts can be reliably determined to the extent costs are incurred. To support these requirements, the existence of the following items must be satisfied: (i) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim; (ii) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; (iii) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iv) the evidence supporting the claim is objective and verifiable, not based on management’s feel for the situation or on unsupported representations. Revenue in excess of contract costs incurred on claims is recognized when an agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.

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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, we included the unapproved change orders, claims and entitled unpaid project price amounts of $5.0 million, $5.0 million and $0.0 million, respectively, at December 31, 2017, and $2.2 million, $9.2 million and $3.9 million, respectively, at December 31, 2016, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets.

We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Residential Construction - Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed. The time from starting construction to finishing is typically less than one month.

Financial Instruments and Fair Value - The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit, restricted cash maintained in an escrow account, contracts receivable, accounts payable, notes payable, and a term loan within the Oaktree Facility and equipment-based facility.

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

The Company has long-term notes payable of $1.6 million at December 31, 2017 related to machinery and equipment purchased which have payment terms ranging from 2 to 5 years and associated interest rates ranging from 3.15% to 6.92% (Refer to Note 9). The fair value of these notes payable approximates their book value. The Company does not have any off-balance sheet financial instruments other than operating leases (Refer to Note 10).

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

Receivables, including Retainage - Receivables are generally based on amounts billed to the customer in accordance with the provisions of the agreement. At December 31, 2017 and 2016, receivables included $43.5 million and $23.4 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts. At December 31, 2017 and 2016, there were no unbilled receivables on contracts completed or substantially complete.

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

Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. There was a minimal amount of bad debt expense recorded in 2017, 2016 and 2015.

At year-end, the Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2017 and 2016, our allowance for doubtful accounts against contracts receivable was minimal.

As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Inventories - The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2017 and 2016 were $4.6 million and $3.7 million, respectively. Inventories consist primarily of residential slabs in process, concrete, aggregate, steel and millings which are primarily expected to be utilized on construction projects in the future. A small portion is sold to third parties. The cost of inventory can also includes material, labor, trucking and other equipment costs.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. The estimated useful lives for new property and equipment used for computing depreciation and amortizations are as follows:

	Years
Buildings		39
Construction equipment	5	—	15
Land improvements	5	—	15
Office furniture and fixtures	3	—	10
Leasehold improvements (or lease period, if shorter)	3	—	10
Transportation equipment	5	—	7

Depreciation expense was $15.1 million, $15.7 million and $16.2 million in 2017, 2016 and 2015, respectively.

Leases - We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Equipment under Capital Leases - The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. The Company had capital leases totaling $0.3 million and $0.4 million at December 31, 2017 and 2016, respectively. Capital leases are recorded in “Long-term debt, net of current maturities” and “Current maturities of long-term debt,” as applicable, in our consolidated balance sheets.

Deferred Loan Costs and Warrants - Deferred loan costs represent loan origination fees paid to the lender, related professional fees such as legal fees related to drafting of loan agreements and the fair valued warrants. See Note 9 for further details.

Earn-out Liabilities - The Company has earn-out agreements with JBC’s and Tealstone's former owners. The JBC earn-out performance period ended December 31, 2017. The JBC earn-out liability was determined based on its performance against established benchmarks. In 2017 and 2016, JBC's actual performance surpassed the benchmarks which resulted in an earn-out expense of $1.3 million and $1.2 million recorded in “Other operating expense, net” on the consolidated statements of operations. This liability is paid in the year following the performance period and is included in other current liabilities on the accompanying consolidated balance sheets. The Company also has an earn-out agreement with Tealstone's former owners. The initial performance period for the Tealstone earn-out ends March 31, 2018. The Tealstone earn-out liability is determined based on the Company's net income performance against established benchmarks. In 2017, Tealstone actual performance surpassed the benchmarks which resulted in an earn-out expense of $0.4 million recorded in “Other operating expense, net” on the consolidated statements of operations. This liability is included in other current liabilities on the accompanying consolidated balance sheets. See Note 2 for further details of the Tealstone Acquisition.

Goodwill and Intangibles - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. GAAP requires that: (1) goodwill and indefinite lived intangible assets not be amortized, (2) goodwill is to be tested for impairment at least annually at the reporting unit level and (3) intangible assets deemed to have an indefinite life are to be tested for impairment at least annually by comparing the fair value of these assets with their recorded amounts. Refer to Note 8 for our disclosure regarding goodwill impairment testing.

Evaluating Impairment of Long-Lived Assets - When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The evaluation would be based on estimated undiscounted cash flows associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required. There was no impairment in 2017 and 2016 and an immaterial impairment in 2015. Management believes that there are no additional events or changes in circumstances which have indicated that other long-lived assets may be impaired.

Segment reporting - Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the percentage of completion method. Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each foundation unit completed in our residential construction segment typically takes less than one month from start to finish.
Segment reporting is aligned based upon the services offered by our two operating groups, which represent our reportable segments: heavy civil construction and residential construction, as mentioned above. Our CODM evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.

Federal and State Income Taxes - We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Refer to Note 12 for further information regarding our federal and state income taxes.

Stock-Based Compensation - The Company’s stock-based incentive plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may reward employees and non-employees with various types of awards including, but not limited to, warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service-based or performance-based. The Company recognizes expense based on the grant-date fair value of the service award and amortizes the award based on straight line methods. Awards based on performance vesting are subsequently remeasured at each reporting date through the settlement date. Awards that vest based on market criteria are valued using a valuation model that incorporates the probability of the Company meeting the stated criteria, such as the Monte-Carlo simulation, and the expense is amortized on a straight line basis over the term of the agreement.

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

In March 2016, the FASB issued its new stock compensation guidance in ASU No. 2016-9 (Topic 718). First, under the new guidance, companies will be required to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., additional paid in capital (“APIC”) or APIC pools will be eliminated). In addition, the new guidance allows a withholding amount of awarded shares with a fair value up to the amount of tax owed using the maximum, instead of the minimum, statutory tax rate without triggering liability classification for the award. Lastly, the new guidance allows companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance as required in the first quarter of 2016 and has chosen to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. The result of adopting this guidance was immaterial to the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The guidance, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance as required in the first quarter of 2016 and changed the presentation of our consolidated balance sheets and related debt disclosures.

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

In November 2016, the FASB issued guidance in ASU No. 2016-18 “Statement of Cash Flows” (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements other than to the presentation of restricted cash on our consolidated statements of cash flows.

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

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. During the last half of 2017, we made significant progress toward completing our evaluation of potential changes from adopting the new standard on our future financial reporting and disclosures. We completed our contract reviews and detailed policy drafting. Based on our evaluation, we will adopt the requirements of the new standard effective January 1, 2018 and intend to use the modified retrospective adoption approach.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for of our heavy civil construction contracts and point in time for our residential construction revenue, which is consistent with our current revenue recognition model. Our heavy civil construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice. We also do not expect the standard to have a material impact on our consolidated balance sheet. The immaterial impact primarily relates to reclassifications among financial statement accounts to align with the new standard and expanded disclosure requirements.

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

The acquisition-date fair value of the consideration transferred totaled $83.5 million, net of cash acquired,which consisted of the following (amounts in thousands):

Cash, net of cash acquired	$54,861
Common stock (1,882,058 shares)	17,061
Promissory notes	4,436
Deferred payments	7,153
Total	$83,511

The fair value of the 1,882,058 common shares issued was determined based on the average market price of the Company’s common shares on the acquisition date.
The promissory notes and deferred payments have been discounted using a 12% fair value discount rate. The earn-out arrangement requires the Company to pay up to an aggregate of $15,000,000 in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. The Company’s analysis indicates that the compensation is tied to the continuing employment of certain key employees and executives of Tealstone and will be treated as additional compensation and not as additional contingent consideration.
Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon outside appraisals for certain assets, primarily specifically-identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $30.4 million, was recorded as goodwill.

The following table summarizes our purchase price allocation at the acquisition closing date (in thousands):

Accounts receivable	19,876
Costs and estimated earnings in excess of billings on uncompleted contracts	2,944
Inventory	1,218
Other current assets	54
Property, plant and equipment	565
Other assets, net	1
Identifiable intangible assets	46,617
Goodwill	30,411
Accounts payable	(16,781)
Billings in excess of costs and estimated earnings on uncompleted contracts	(303)
Accrued expenses	(823)
State income tax payable	(268)
Total Consideration	$83,511

Supplemental Pro Forma Information
The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. To give effect to the Tealstone Acquisition for pro forma financial information purposes, Tealstone’s commercial historical results were brought to within one month of Sterling’s results for the twelve months ended December 31, 2017 and 2016. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition; and (3) include the pro forma results of Tealstone for the twelve months ended December 31, 2017 and 2016. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition. The unaudited pro forma consists of the following (amounts in thousands):

	Twelve Months Ended December 31,
	2017	2016
Pro forma revenue	$999,467	$868,324
Pro forma net income attributable to Sterling	$12,401	$2,156

From the acquisition closing date of April 3, 2017, through December 31, 2017, revenue and income from operations associated with the Tealstone Acquisition totaled approximately $136.9 million and $16.5 million, respectively.

3.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our consolidated subsidiaries and our majority controlled construction joint ventures. At December 31, 2017 and December 31, 2016, cash and cash equivalents included $31.1 million and $24.1 million, respectively, of our consolidated 50% owned subsidiaries. At December 31, 2017 and December 31, 2016, cash and cash equivalents included $18.9 million and $10.9 million, respectively, of our construction joint ventures. Construction joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures.

Restricted cash of approximately $3.0 million is included in "Other current assets, net" and “Other assets, net” on the consolidated balance sheet as of December 31, 2017 and December 31, 2016, respectively. This amount represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Notes 9 and 11 for more information about our standby letter of credit. In addition, restricted cash of approximately $0.6 million and $2.0 million, is included in “Other current assets” on the consolidated balance sheet as of December 31, 2017 and December 31, 2016 respectively and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

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

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2017 and 2016 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (amounts in thousands).

	As of December 31,
	2017	2016
Costs incurred and estimated earnings on uncompleted contracts	$2,380,866	$1,749,328
Billings on uncompleted contracts	(2,406,128)	(1,780,723)
Excess of billings over costs incurred and estimated earnings	$(25,262)	$(31,395)

Included in the accompanying balance sheets under the following captions:

	As of December 31,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$37,112	$32,705
Billings in excess of costs and estimated earnings on uncompleted contracts	(62,374)	(64,100)
Net amount of costs and estimated earnings on uncompleted contracts below billings	$(25,262)	$(31,395)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

5.    Consolidated 50% Owned Subsidiaries, including Variable Interest Entities

The Company has two 50% owned subsidiaries, Myers and RHB, for which it is obligated to purchase its partners’ interests totaling $40.0 million, due to circumstances outlined in the partner agreements that are certain to occur. Therefore, the Company has consolidated these two entities and classified these obligations as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. In the event of either Mr. Buenting’s or Mr. Myers’ death, the Company has purchased two separate $20.0 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur. The liability consists of the following (amounts in thousands):

	As of December 31,
	2017	2016
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	7,386	5,230
Total liability	$47,386	$45,230

Due to an amendment to one of the Partners agreements in 2015, $18.8 million was reclassified to the liability account “Members’ interest subject to mandatory redemption and undistributed earnings” and reduced “Additional paid in capital” (“APIC”) on the Company’s consolidated balance sheets. This $18.8 million represented the portion of the revaluation of noncontrolling interest above the $7.4 million held as “Noncontrolling interest” in the consolidated balance sheet when the agreement was executed. This reduction to APIC was treated similarly to a dividend to a preferred shareholder and reduced earnings per share attributable to Sterling common stockholders.

Fifty percent of the earnings of these consolidated 50% owned subsidiaries for 2017, 2016 and 2015 was $11.5 million, $8.9 million and $4.2 million, respectively, and were recorded in “Other operating expense, net” on the Company’s consolidated statements of operations. In 2015, Myers’ portion of earnings subject to distribution by the Company was $0.5 million, as the amendment to the agreement was not entered into until November 2015. Before the amendment, Myers’ portion of earnings was included in “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures.”

The Company must determine whether each entity, including these two 50% owned subsidiaries, in which it participates, is a VIE. This determination focuses on identifying which owner or entity partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. The Company determined Myers is a VIE and we are the primary beneficiary as we exercise primary control over activities of the partnership as the operating/general partner and pursuant to the terms of the Myers Operating Agreement is exposed to the majority of potential losses of the partnership. As such, the following table presents the condensed financial information of Myers, which is reflected in the Company’s consolidated balance sheets and statements of operations, as follows (amounts in thousands):

	As of December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$8,590	$9,655
Contracts receivable, including retainage	26,844	15,046
Other current assets	15,672	10,208
Total current assets	51,106	34,909
Property and equipment, net	9,001	9,824
Goodwill	1,501	1,501
Total assets	$61,608	$46,234
Liabilities:
Current liabilities:
Accounts payable	$28,448	$21,274
Other current liabilities	11,798	8,782
Total current liabilities	40,246	30,056
Long-term liabilities:
Other long-term liabilities	3,491	5,373
Total liabilities	$43,737	$35,429

	Year Ended December 31,
	2017	2016	2015
Revenues	$181,589	$156,202	$175,691
Operating income	9,069	6,005	7,371
Net income attributable to Sterling common stockholders	4,531	2,993	3,681

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

For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures,” respectively. See discussion in Note 5 regarding the amendment of the Myers Operating Agreement in 2015, which is reflected as the $7.4 million adjustment in the table below. The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$656	$(91)	$7,462
Net income attributable to noncontrolling interest included in equity	4,200	1,826	3,216
Change due to amendment	—	—	(7,367)
Distributions to noncontrolling interest owners	—	(1,079)	(3,402)
Balance, end of period	$4,856	$656	$(91)

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

The Company must determine whether each joint venture in which it participates is a variable interest entity. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2017, we had no participation in a joint venture where we have a material non-majority variable interest.

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

	As of December 31,
	2017	2016
Total combined:
Current assets	$64,574	$32,592
Less current liabilities	$(78,349)	(57,598)
Net liabilities	$(13,775)	$(25,006)

Backlog	$112,512	$107,333
Sterling’s noncontrolling interest in backlog	55,096	52,992
Sterling’s receivables from and equity in construction joint ventures	11,380	7,130

	Years Ended December 31,
	2017	2016	2015
Total combined:
Revenues	$93,848	$62,440	$60,289
Income before tax	7,827	5,144	6,909
Sterling’s noncontrolling interest:
Revenues	$44,948	$25,537	$23,778
Income before tax	3,847	1,980	2,502

Approximately $55.1 million of the Company’s Backlog at December 31, 2017 was attributable to projects performed by joint ventures. The majority of this amount is attributable to the Company’s joint venture with Steve P. Rados, Inc., where the Company has a 50% interest.

The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

7.    Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	As of December 31,
	2017	2016
Construction equipment	$118,868	$121,441
Transportation equipment	17,511	19,017
Buildings	9,577	12,771
Office equipment	3,339	3,108
Leasehold improvement	914	914
Construction in progress	258	313
Land	2,348	3,509
Water rights	200	200
	153,015	161,273
Less accumulated depreciation	(98,609)	(93,146)
	$54,406	$68,127

Assets Sold

During the twelve months ended December 31, 2017, we sold an office, equipment shop and yard facility, located in Texas. The property had a net book value of $4.1 million, and we received $3.0 million, after selling costs. As such, we recorded a loss of approximately $1.1 million in “Other operating expense, net” for the twelve months ended December 31, 2017.

On August 24, 2015, the Company completed the sale of a parcel of land located in Harris County, Texas to Joseph P. Harper, Sr., former President and Chief Operating Officer of the Company. Proceeds received were approximately $2.4 million. Upon completion of the sale, the Company recognized a gain of approximately $1.4 million included in “Other operating expense, net” on the consolidated statement of operations.

8.    Goodwill and Other Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill may not be amortized and must be tested for impairment at least annually at the reporting unit level. The Company tests for goodwill impairment annually on October 1, unless impairment triggers exist at interim periods. The guidance simplifies subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill.
For our 2017 annual impairment test, we performed a qualitative assessment, using information as of October 1, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
For our 2016 annual impairment test, we performed a quantitative goodwill impairment test and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill. The Company used the weighted average of the following valuation techniques: the market approach, which uses market capitalization information plus a control premium and an income approach, which uses a discounted cash flow methodology. The market approach includes level one fair value inputs, such as the Company’s stock price, at the date of our test, and level two fair value inputs, such as the control premiums based on prior year sales transactions of construction contractors and engineering services, similar sized transactions based on the Company’s market capitalization, and all-inclusive total industries transactions. The income approach includes level three inputs such as the Company’s calculated weighted average cost of capital and future income projections that include assumptions about revenue and gross profit growth, along with other assumptions which we believe are consistent with those a hypothetical marketplace participant would use.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2017, 2016 and 2015. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2017 and 2016, we had goodwill with a remaining carrying amount of $85.2 million and $54.8 million, respectively, the increase attributable to the Tealstone Acquisition. Refer to Note 2 for further information regarding the Tealstone Acquisition.
The following table presents our acquired finite-lived intangible assets at December 31, 2017, including the December 31, 2017 weighted-average useful lives for each major intangible asset category and in total (amounts in thousands):

		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23	$40,823	$(1,353)
Trade name	13	5,307	(394)
Noncompetition agreements	7	487	(52)
Total	22	$46,617	$(1,799)

During the twelve months ended December 31, 2017 we have amortized $1.8 million, which is included in general and administrative expenses on our consolidated statement of operations. Amortization expense for our intangibles existing at December 31, 2017 is anticipated to be approximately $2.4 million, for 2018, 2019, 2020 and 2021, respectively, and $2.2 million for 2022. At December 31, 2016, the Company did not have any intangible assets. Refer to Note 2 for further information regarding the Tealstone Acquisition.

9.    Secured Credit Facility and Other Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2017	2016
Loans	$85,000	$3,532
Less deferred loan costs	(8,812)	(803)
Total loans, Net	76,188	2,729
Notes and deferred payments to sellers, Tealstone Acquisition	12,393	—
Notes payable for transportation and construction equipment and other	1,557	2,665
Total debt	90,138	5,394

Current maturities of long-term debt	3,978	4,648
Less current deferred loan costs	—	(803)
Less current maturities of long-term debt, net	(3,978)	(3,845)
Total long-term debt	$86,160	$1,549

On April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), providing for a term loan of $85,000,000 (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Oak Tree Facility is secured by substantially all of the assets of the Company and its subsidiaries.
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
The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 for four consecutive quarters, reducing to 1.80 to 1.00 by the four consecutive quarters ending September 30, 2019;

•	daily cash collateral of not less $15,000,000, potentially further increasing to $18,000,000 beginning on April 4, 2018;

•	a rolling four quarter gross margin in Backlog of not less than $60,000,000, increasing to $70,000,000 by March 31, 2019;

•	the incurrence of net capital expenditures during each four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 during each four consecutive fiscal quarters.

The Company is in compliance with these covenants at December 31, 2017.
The Oaktree Facility also includes customary events of default, including events of default relating to non-payment of principal or interest, inaccuracy of representations and warranties, breaches of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid, calls under the Company’s bonds, failure of specified individuals to remain employed by the Company, and a change of control. If an event of default occurs, the lenders will be able to accelerate the maturity of the Oaktree Facility and exercise other rights and remedies.
Deferred loan costs and warrants totaled $10.4 million, which included attorney and investment bank fees as well as amounts paid to the lenders and warrants valued at $3.5 million. Refer to Note 2 for additional information on the warrants. The total amount will be amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. Amortization expense of $1.6 million has been included in interest expense for the twelve months ended December 31, 2017.

Notes and Deferred Payments to Sellers
As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.8 million for the twelve months ended December 31, 2017, respectively, and was recorded as interest expense.

Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $1.6 million and $2.7 million at December 31, 2017 and December 31, 2016, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92% the fair value of these notes payable approximates their book value.

Fair Value
The Company’s debt is recorded at its carrying amount in the consolidated balance sheets. As of December 31, 2017 and December 31, 2016, the carrying values of our debt outstanding approximated the fair values and were $90.1 million and $5.4 million. There was no revolver as of December 31, 2017 and no amounts outstanding on the Equipment-based Facility revolver as of December 31, 2016.

Loss on Extinguishment of Debt
As part of the extinguishment of our Equipment-based Facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the twelve months ended December 31, 2017. In order to extinguish our Prior Credit Facility debt, the Company incurred costs of $0.2 million which were included in “Loss on extinguishment of debt” in the Company’s 2015 consolidated statement of operations.

Equipment-based Facility
In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”). The Equipment-based facility was repaid with a portion of the Oak Tree Facility on April 3, 2017 and was terminated.

During 2016, the Company prepaid $10.0 million of the principal balance of our Term Loan and paid approximately $0.3 million as prepayment fees which were recorded as “Interest expense” in our consolidated statement of operations. At December 31, 2016, the Company had no amounts drawn on the Revolving Loan, $3.5 million outstanding under the Term Loan and $20.0 million of borrowings available. The Revolving Loan was utilized by the Company to provide ongoing working capital and for other general corporate purposes.

Interest Expense
The Company's interest expense for the twelve months ended December 31, 2017 was $9.8 million, compared to $2.6 million and $3.0 million 2016 and 2015, respectively. The increase in interest cost, in 2017, is due to our Oak Tree Facility that has a higher amount of principal outstanding.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (amounts in thousands):

Years Ending December 31,	Amount
2018	$3,978
2019	2,634
2020	10,370
2021	6
2022	73,150
Thereafter	—
Total	$90,138

10.    Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,	Amount
2018	$4,086
2019	2,987
2020	2,303
2021	1,484
2022	441
Thereafter	—
Total future minimum rental payments	$11,301

Total expense for operating leases amounted to approximately $5.0 million, $4.7 million and $1.5 million during 2017, 2016 and 2015, respectively.

11.    Commitments and Contingencies

Insurance

The Company carries insurance policies to cover various risks, primarily general liability, automobile liability, workers compensation and employee medical expenses under which we are liable to reimburse the insurance company for a portion of each claim paid.

Property and Casualty
Payment for general liability and workers compensation claim amounts generally range from the first $1,600 to $250,000 per occurrence for Workers Compensation, and $100,000 per occurrence for General Liability. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position for payments up to $350,000 per occurrence collective for general liability and workers compensation, with a maximum aggregate liability of $4.0 million combined casualty losses per year.

Medical
The Company maintains a fully insured and self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plans. Under its self-insured plan, the Company has stop-loss coverage to limit the exposure arising from these claims. Self-insured claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost of claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insured liabilities.

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

Litigation

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company. There are no significant unresolved legal issues as of December 31, 2017 and 2016.

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

	Years Ended December 31,
	2017	2016	2015
Current tax expense	$118	$88	$7
Deferred tax expense	—	—	—
Total tax expense	$118	$88	$7

The income tax provision differs from the amount using the statutory federal income tax rate of 35% for the following reasons (amounts in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$5,577	35.0%	$(2,563)	35.0%	$(6,013)	35.0%
State tax based on income, net of refunds and federal benefits	(264)	(1.7)	(113)	1.5	(860)	5.0
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(5,504)	(34.5)	(3,786)	51.7	(2,620)	15.3
Valuation allowance	(18,006)	(113.0)	6,919	(94.5)	10,036	(58.4)
Tax credits	(349)	(2.2)	(1,258)	17.2	(551)	3.2
Tax rate change	19,545	122.7	—	—	—	—
Return to provision	(62)	(0.4)	400	(5.5)	—	—
Earn-out liability	460	2.9	433	(5.9)	—	—
Equity compensation	(1,371)	(8.6)	—	—	—	—
Other permanent differences	92	0.6	56	(0.8)	15	(0.1)
Income tax expense	$118	0.8%	$88	(1.3)%	$7	—%

The effective income tax rate varied from the statutory rate primarily as a result of the change in the federal tax rate under the new Tax Act offset by a change in the valuation allowance, net income attributable to noncontrolling interest owners, which is taxable to those owners rather than to the Company, and equity compensation.

Deferred tax assets and liabilities consist of the following (amounts in thousands):

	Long Term
	As of December 31,
	2017	2016
Assets related to:
Accrued compensation and other	$3,417	$4,490
Goodwill	1,133	3,909
Noncontrolling interests	1,648	2,085
Deferred revenue	312	482
Revaluation of put/call liabilities	11,269	16,620
Net operating loss carryforwards	26,015	41,942
Total deferred tax assets	43,794	69,528
Valuation allowance for deferred tax assets	(36,545)	(58,034)
Net deferred tax assets	$7,249	$11,494

Liabilities related to:
Depreciation of property and equipment	(6,661)	(11,471)
Other	(588)	(23)
Net deferred tax liabilities	$(7,249)	$(11,494)

Net total deferred tax assets	$—	$—

We have federal and state net operating loss ("NOL") carryforwards of $109.5 million and $57.7 million, respectively, which will expire at various dates in the next 20 years for U.S. federal income tax and in the next 5 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2020 through 2037.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to,

(1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) expanding the limitation for executive compensation deductions; and (6) implementing 100% immediate expensing of qualified property. As a result of the reduced federal corporate tax rate under the Tax Act, the Company has reduced the value of its net deferred tax assets $19.5 million to reflect the enacted rate. This reduction was entirely offset with a corresponding reduction of our valuation allowance which resulted in no charge to the tax provision for the year. The Tax Act also provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $146 thousand of AMT credit carryforwards that are expected to be fully refunded by 2022. Therefore, we have recorded a tax benefit and receivable for these credits in our December 31, 2017 financial statements.

The Tax Act expands the prior rules applicable to deductible executive compensation. These changes do not apply to compensation stemming from contracts entered into on or before November 2, 2017, unless such contracts were materially modified on or after that date. Due to the uncertainty of he application of the new rules, we are still completing our technical analysis with respect to this provision of the Tax Act. The accounting is expected to be completed when our 2017 U.S. corporate income tax return is filed by the fourth quarter of 2018.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This assessment includes any impact from the newly enacted Tax Act. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. The cumulative three-year period loss that remained at December 31, 2017 was the result of write-downs recorded during the past three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2017, the Company continued to maintain a full valuation allowance of $36.5 million on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth.

If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2017, will be accounted for as follows: approximately $30.4 million will be recognized as a reduction of income tax expense and $6.1 million will be recorded as an increase in equity.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2017, 2016 or 2015. The Company’s U.S. federal income tax returns for 2014 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2013 and later years are open and subject to examination.

13.    Net Income (Loss) Per Share Attributable to Sterling Common Stockholders

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

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to Sterling common stockholders before noncontrolling interest revaluation	$11,617	$(9,238)	$(20,402)
Revaluation of a noncontrolling interest due to a new agreement	—	—	(18,774)
	$11,617	$(9,238)	$(39,176)
Denominator:
Weighted average common shares outstanding — basic	26,274	23,140	19,375
Shares for dilutive unvested stock	438	—	—
Weighted average common shares outstanding and assumed conversions— diluted	26,712	23,140	19,375
Basic net income (loss) per share attributable to Sterling common stockholders	$0.44	$(0.40)	$(2.02)
Diluted net income (loss) per share attributable to Sterling common stockholders	$0.43	$(0.40)	$(2.02)

In accordance with the treasury stock method, approximately, 0.4 million and 0.4 million shares of unvested stock were excluded from the diluted weighted average common shares outstanding in 2016 and 2015, respectively, as the Company incurred a loss in these years and the impact of such shares would have been antidilutive.

14.    Stockholders' Equity

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

Forfeited shares are generally the result of an employee’s separation from the Company. Forfeitures of our service-, performance- and market-based share awards are discussed below. Such stock is held briefly as treasury stock and canceled during the year. At December 31, 2017 and 2016, there was no treasury stock held by the Company.

Upon the vesting of unvested common stock (or restricted stock) the Company may allow employees to withhold shares, based on the employee’s election, in order to satisfy any tax withholdings required by law. The shares held by the Company are considered constructively received and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2017 and 2016, there were 65,952 and 18,229 shares withheld for tax purposes and retired.

Stock-based Compensation and Grants

The Company has a stock-based incentive plan, 2001 Stock Incentive Plan, that is administered by the Compensation Committee of the Board of Directors (the “Stock Plan”). The Stock Plan is in effect until May 2021 as a result of a May 2012 amendment to extend its term for an additional ten years. The Stock Plan provides for the issuance of stock awards for up to 1,900,000 shares of the Company’s common stock. The Compensation Committee may reward employees and non-employees with various types of awards including but not limited to warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service, performance or market criteria.

At December 31, 2017, there were 400,289 shares of common stock available under the Stock Plan. All shares under the plan are available for issuance pursuant to future stock-based compensation awards.

Common Stock Awards

The following table summarizes the Company’s service-based share compensation awards:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2014	149,471	$11.65
Granted	978,526	4.53
Vested	(166,622)	8.56
Forfeited	(47,552)	6.91
Nonvested at December 31, 2015	913,823	4.83
Granted	79,240	4.36
Vested	(351,855)	4.46
Forfeited	—	—
Nonvested at December 31, 2016	641,208	4.97
Granted	217,341	10.69
Vested	(612,463)	5.09
Forfeited	(5,357)	6.27
Nonvested at December 31, 2017	240,729	9.82

In 2017, 2016 and 2015, certain key employees were granted an aggregate total of 180,542, 20,000 and 917,851 shares of unvested common stock, respectively, with a weighted average fair value per share of $10.92, $4.78 and $4.55 per share, respectively, expected to be recognized ratably over a two- to four-year restriction period. The Stock Plan provides for grants of restricted stock and other stock-based awards. Pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2017	2016	2015
Shares awarded to each non-employee director	5,257	11,848	12,135
Total shares awarded	36,799	59,240	60,675
Average grant-date market price per share	$9.60	$4.22	$4.12
Total compensation cost attributable to shares awarded	$353,000	$250,000	$250,000
Compensation cost recognized related to current and prior year awards	$283,307	$249,995	$266,667

On January 1, 2015, the Company implemented a long- and short-term incentive program for certain employees. The short-term incentive plan is paid in cash if certain short-term achievements are met and the long-term incentive plan is paid with the Company’s stock if certain long-term achievements are met. The stock-based awards are awarded based in two parts; 50% is based on completing a service period of three years and 50% is based on the level of achievement of the Company’s total shareholder return (“TSR”) compared to the TSR of a designated peer group over a three-year period or a market based stock award. The service based awards are recorded as usual; however, the market-based awards of 86,483 shares were valued using a Monte Carlo simulation and their expense was included in the $1.2 million of total unvested and market-based awards discussed below. During the year ended December 31, 2017, 47,947 shares were vested, including 15,982 additional shares for achieved performance and none of these shares were forfeited. During the year ended December 31, 2016, 29,781 of these shares were accelerated and amortization expense was adjusted. During the year ended December 31, 2015, 24,738 of these shares were forfeited and amortization expense was adjusted.

At December 31, 2017, total unrecognized compensation cost related to unvested common stock was $1.6 million. This cost is expected to be recognized over a weighted average period of 3.4 years. Compensation expense for service-based and performance-based grants was $2.8 million, $1.8 million and $1.2 million for 2017, 2016 and 2015, respectively.

Stock Offerings
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

Warrants
On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (the “Holders”) pursuant to which such holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.

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

15.    Employee Benefit Plans

The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $2.3 million, $1.8 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had approximately 1,740 employees, including 1,450 field personnel. Of our 1,450 field employees, 255, or 15% of total employees, were union members primarily in Arizona, California, Hawaii and Nevada covered by collective bargaining agreements.

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

The following table presents our participation in these plans (amounts in thousands):

	Pension Plan Employer	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending/Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund	Identification Number	2017	2016		2017	2016	2015
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	$2,477	$2,145	$2,151	No	Various
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	953	1,059	966	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	727	636	842	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	423	311	371	No	Various
All other funds[4]					8,006	8,487	10,204
				Total Contribution:	$12,586	$12,638	$14,534

1The most recent PPA zone status available in 2017 and 2016 is for the plan’s year-end during 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.

2Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

4These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $1.5 million, $1.2 million and $1.5 million for 2017, 2016 and 2015, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

16.    Concentration of Risk and Enterprise Wide Disclosures

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of consolidated revenues (amounts in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Utah Department of Transportation (“UDOT”)	$140,529	14.7%	$79,421	11.5%	*	*
Texas Department of Transportation (“TXDOT”)	103,236	10.8%	85,224	12.4%	84,129	13.5%
California Department of Transportation (“Caltrans”)	*	*	88,627	12.8%	$96,470	15.5%

*Represents less than 10% of revenues

At December 31, 2017, there were no customers who owed the Company amounts greater than 10% of contract receivables. At December 31, 2016, the Texas Department of Transportation (TXDOT) owed the Company $7.9 million which was greater than 10% of contracts receivable.

The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

17.    Related Party Transactions

The Company has limited related party transactions. The most significant transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $0.7 million, $4.1 million and $3.7 million in 2017, 2016 and 2015, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $0.8 million. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to $0.0 million, $0.8 million and $0.2 million in 2017, 2016 and 2015, respectively.

The Company had other individually insignificant miscellaneous transactions with related parties that totaled $0.2 million, $0.6 million and $0.2 million during 2017, 2016 and 2015, respectively.

In August 2015, the Company completed the sale, on a non-recourse basis, of its only long-term contract receivable pursuant to a factoring agreement with a related party. The Company received approximately $7.1 million upon the closing of this transaction and recorded a loss of approximately $1.4 million in “Other operating expense, net.” See Note 1 for more information regarding this sale.

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
Segment reporting is aligned based upon the services offered by our two operating groups, which represent our reportable segments: heavy civil construction and residential construction, as mentioned above. Our CODM evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Prior to the acquisition of Tealstone, we only had one reportable segment, heavy civil construction. For more information about our 2016 results see Item 7. Management Discussion and Analysis - "Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 31, 2015."

The following table presents total revenue and income from operations by reportable segment for the twelve months ended December 31, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Revenue
Heavy Civil Construction	$849,966	$690,123
Residential Construction	107,992	—
Total Revenue	$957,958	$690,123

Operating Income (loss)
Heavy Civil Construction	$11,322	$(4,729)
Residential Construction	14,854	—
Total Operating Income (loss)	$26,176	$(4,729)

The following table presents total assets by reportable segment at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Assets
Heavy Civil Construction	$354,090	$301,823
Residential Construction	109,208	—
Total Assets	$463,298	$301,823

At December 31, 2017, the Company has allocated all of the newly acquired goodwill, of $30.4 million, to the residential construction segment. Refer to Note 2 for additional information regarding the Tealstone Acquisition. The balance of the goodwill of $54.8 million is attributable to the heavy civil construction segment. During the twelve months ended December 31, 2017 we have amortized $1.8 million related to our intangible assets, which is allocated entirely to the residential construction segment and included in general and administrative expenses on our consolidated statement of operations.

19.    Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for 2017 and 2016 (amounts in thousands, except per share data):

	2017 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$153,416	$246,412	$304,219	$253,911	$957,958
Gross profit	9,287	25,205	30,631	23,969	89,092
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(1,859)	4,661	9,170	3,963	15,935
Net income (loss) attributable to Sterling common stockholders	(2,257)	3,662	7,132	3,080	11,617
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.09)	$0.14	$0.27	$0.11	$0.44
Diluted	$(0.09)	$0.13	$0.26	$0.11	$0.43

	2016 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$126,567	$189,582	$205,629	$168,345	$690,123
Gross profit	3,548	15,543	16,622	6,345	42,058
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(7,336)	2,570	3,196	(5,754)	(7,324)
Net income (loss) attributable to Sterling common stockholders	(7,328)	2,023	2,415	(6,348)	(9,238)
Net income (loss) per share attributable to Sterling common stockholders:
Basic and diluted	$(0.37)	$0.09	$0.10	$(0.25)	$(0.40)

The Company’s operating revenues tend to be somewhat higher in the summer months which are typically due to warmer and dryer weather conditions. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. However, from time to time, the Company’s operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. As of April 4th, Tealstone's results are included in the results for the remainder of 2017.