Form 10-Q
period 2018-03-31
STERLING CONSTRUCTION CO INC
filed 2018-05-08
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
Or
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

The number of shares outstanding of the registrant's common stock as of May 4, 2018 -- 27,020,004

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,462	$83,953
Receivables, including retainage	140,877	133,931
Costs and estimated earnings in excess of billings on uncompleted contracts	40,013	37,112
Inventories	1,863	4,621
Receivables from and equity in construction joint ventures	12,485	11,380
Other current assets	6,479	7,529
Total current assets	257,179	278,526
Property and equipment, net	52,142	54,406
Goodwill	85,231	85,231
Intangibles, net	44,218	44,818
Other assets, net	265	317
Total assets	$439,035	$463,298
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,123	$97,457
Billings in excess of costs and estimated earnings on uncompleted contracts	54,689	62,374
Current maturities of long-term debt	1,057	3,978
Income taxes payable	63	81
Accrued compensation	9,011	9,054
Other current liabilities	8,519	9,348
Total current liabilities	158,462	182,292
Long-term liabilities:
Long-term debt, net of current maturities	85,106	86,160
Members' interest subject to mandatory redemption and undistributed earnings	43,923	47,386
Other long-term liabilities	1,252	1,271
Total long-term liabilities	130,281	134,817
Commitments and contingencies (Note 9)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 shares authorized, 27,034,575 and 27,051,468 shares issued	270	271
Additional paid in capital	231,607	231,183
Retained deficit	(87,632)	(90,121)
Total Sterling common stockholders’ equity	144,245	141,333
Noncontrolling interests	6,047	4,856
Total equity	150,292	146,189
Total liabilities and equity	$439,035	$463,298

 The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$222,492	$153,416
Cost of revenues	(201,898)	(144,129)
Gross profit	20,594	9,287
General and administrative expenses	(13,100)	(10,604)
Other operating expense, net	(815)	(471)
Operating income (loss)	6,679	(1,788)
Interest income	129	41
Interest expense	(3,087)	(112)
Income (loss) before income taxes and noncontrolling interests in earnings	3,721	(1,859)
Income tax benefit (expense)	(41)	(27)
Net income (loss)	3,680	(1,886)
Noncontrolling interests in earnings	(1,191)	(371)
Net income (loss) attributable to Sterling common stockholders	$2,489	$(2,257)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.09	$(0.09)
Diluted	$0.09	$(0.09)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,854	25,022
Diluted	27,078	25,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in	Retained	Noncon-trolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance at January 1, 2018	27,051	$271	$231,183	$(90,121)	$4,856	$146,189
Net income	—	—	—	2,489	1,191	3,680
Stock-based compensation	(3)	—	617	—	—	617
Other	(13)	(1)	(193)	—	—	(194)
Balance at March 31, 2018	27,035	$270	$231,607	$(87,632)	$6,047	$150,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$2,489	$(2,257)
Plus: Noncontrolling interests in earnings	1,191	371
Net income (loss)	3,680	(1,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,124	4,070
Gain on disposal of property and equipment	(250)	(358)
Stock-based compensation expense	617	640
Changes in operating assets and liabilities:
Contracts receivable	(6,946)	(6,957)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,901)	(1,770)
Inventories	2,759	(49)
Receivables from and equity in construction joint ventures	(1,105)	(760)
Other assets	1,102	(1,059)
Accounts payable	(12,334)	4,351
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,685)	(1,444)
Accrued compensation and other liabilities	(891)	3,207
Members' interest subject to mandatory redemption and undistributed earnings	(3,463)	(1,047)
Net cash used in operating activities	(23,293)	(3,062)
Cash flows from investing activities:
Additions to property and equipment	(1,897)	(1,825)
Proceeds from sale of property and equipment	886	588
Net cash used in investing activities	(1,011)	(1,237)
Cash flows from financing activities:
Repayments – equipment-based term loan and other	—	(1,333)
Repayments – Oaktree Facility	(4,679)	—
Other	492	(6)
Net cash used in financing activities	(4,187)	(1,339)
Net decrease in cash and cash equivalents	(28,491)	(5,638)
Cash and cash equivalents at beginning of period	83,953	42,785
Cash and cash equivalents at end of period	$55,462	$37,147
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,056	$113
Non-cash items:
Transportation and construction equipment acquired through financing arrangements	$171	$70
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Business and Significant Accounting Policies
Business Summary
Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in heavy civil construction and residential concrete projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.
Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2018 and the results of operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or subsequent quarters.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-term assets, income taxes, and purchase accounting, including intangibles and goodwill. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.

Significant Accounting Policies
The Company’s significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K. There have been no material changes to significant accounting policies since December 31, 2017.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has 50% or greater ownership interest or otherwise controls such entities. For investments in construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members' interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense, net” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Heavy Civil Construction
The Company engages in various types of heavy civil construction projects principally for public (government) owners. Credit risk is minimal with public owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on such projects. While most public contracts are subject to termination at the election of the government entity, in the event of termination the Company is entitled to receive the contract price for completed work and reimbursement of termination-related costs plus a margin. Credit risk with private owners is mitigated by statutory mechanic’s liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.
Our contracts generally take 12 to 36 months to complete. The Company generally provides a one to two-year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.
Revenues are recognized as performance obligations are satisfied over time (formerly known as percentage-of-completion method), measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Changes in estimated revenues and gross margin resulted in a net gain of $1.3 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively, included in “Operating income (loss)” on the condensed consolidated statements of operations.
Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.
The Company considers unapproved change orders to be contract variations for which we have customer approval for a change of scope but a price change associated with the scope change has not yet been agreed upon. Costs associated with unapproved change orders are included in the estimated costs to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when management determines approval to be probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.
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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together in some cases as necessary with the views of the Company’s outside claim consultants, we concluded that it was appropriate to include the unapproved change order, claim and entitled unpaid project price amounts of $5.0 million, $6.0 million and $0.0 million, respectively, at March 31, 2018, and $5.0 million, $5.0 million and $0.0 million, respectively, at December 31, 2017, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets.

We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.
Residential Construction
Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed (i.e., at a point in time). The time from starting construction to finishing is typically less than one month.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers.” We adopted the requirements of the new standard effective January 1, 2018. See Note 3 “Revenue from Contracts with Customers.”

Recently Issued Accounting Pronouncements
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

General
On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash, 1,882,058 shares of the Company’s common stock, and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments if specified financial performance levels are achieved (subject to annual maximums) on each of the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition; and (3) include the pro forma results of Tealstone for the three months ended March 31, 2017. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition. The pro forma for the three months ended March 31, 2017 (amounts in thousands):

Pro forma revenue	$194,925
Pro forma net loss attributable to Sterling	$(1,474)
The Tealstone Acquisition during the three months ended March 31, 2018, had revenue and income from operations of approximately $53.0 million and $6.8 million, respectively.

3.	Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“new revenue standard”) to all contracts using the modified retrospective method. The adoption of the new revenue standard had no material impact on our condensed consolidated financial statements as it did not require a change in revenue recognition for either of our segments. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We applied the new revenue standard's practical expedients as follows: ASC 606-10-65-1 permits the omission of prior-period information about our remaining performance obligations. ASC 606-10-32-18 allows the application of the new revenue recognition standard to a portfolio of contracts (or performance obligations) with similar characteristics rather than on a contract by contract basis. As the majority of our significant contracts are with government entities and major homebuilders that utilize contracts of a similar structure and nature, this approach would not yield a material difference from applying the guidance on a contract by contract basis. ASC 606-10-32-18 allows entities to waive the requirement to adjust the consideration amount for the effects of a significant financing component if the entity expects, at contract inception, that the period between its fulfillment of the performance obligation and receipt of the customer's payment is less than one year. ASC 606-10-32-2A allows entities to make an accounting policy election to exclude taxes assessed by and collected on behalf of government authorities from the transaction price allocated to the performance obligation. We have historically excluded such amounts from our revenues and will continue to do so under the new revenue standard.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product life cycle (design and construction). For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Performance Obligations Satisfied Over Time
Revenue for our contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of our revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 to 36 months. Our heavy civil construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. Contract costs include labor, material, and indirect costs. Revenue from products and services transferred to customers over time accounted for 84% and 100% of our revenue for the three months ended March 31, 2018 and 2017, respectively.
Performance Obligations Satisfied at a Point in Time

Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed by our residential construction segment. Unlike our heavy civil construction segment that uses a cost-to-cost input measure for performance, the residential construction segment utilizes an output measure for performance based on the completion of a unit of work (e.g., PO/job/slab). The typical time frame for completion of a residential slab is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer. We believe that point in time recognition remains appropriate for this segment and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice. Revenue from goods and services transferred to customers at a point in time accounted for 16% and 0% of our revenue for the three months ended March 31, 2018 and 2017, respectively.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Assurance-type warranties are the only warranties provided by the company and, as such, we do not recognize revenue on warranty-related work.
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred pre-contract costs at March 31, 2018.
Backlog
On March 31, 2018, we had $885 million of remaining performance obligations in our heavy civil construction segment, which we also refer to as backlog. We expect to recognize approximately 61% of our backlog as revenue during the remainder of 2018, and the balance thereafter.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors.
Variable Consideration
Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. No adjustment on any one contract was material to our condensed consolidated financial statements for the three months ended March 31, 2018, and March 31, 2017.

Revenue by Segment
The following table presents total revenue from operations by reportable segment for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
Heavy Civil Construction	$187,241	$153,416
Residential Construction	35,251	—
Total Revenue	$222,492	$153,416
Our residential construction segment recognizes revenue at a point in time, unchanged from prior revenue recognition guidance. As we complete a unit of work (e.g., PO, job, slab), which typically is less than one month, our leading homebuilder customers are provided an invoice (or equivalent) demonstrating the transfer of control. The residential construction segment's revenue population is homogeneous in terms of customer type, end market, duration and risk profile and, as such, is excluded from the tables below.
Revenue by Category
Our heavy civil construction segment's portfolio of products and services consists of over 150 active contracts. The following series of tables presents our heavy civil construction revenue disaggregated by several categories.
Revenue by major end market (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Heavy Highway	$107,408	$109,385
Water Containment and Treatment	14,995	9,596
Aviation	23,252	10,590
Commercial and Other	41,586	23,845
Heavy Civil Construction Revenue	$187,241	$153,416
Revenue by contract type (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Fixed Unit Price	$160,236	$144,361
Lump Sum and Other	27,005	9,055
Heavy Civil Construction Revenue	$187,241	$153,416

Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with lump-sum contracts. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Under fixed-unit price contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because these contracts can provide little or no fee for managing material costs, the content mix can impact profitability.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the condensed consolidated balance sheet. In our heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three month period ended March 31, 2018, were not materially impacted by any other factors.
The table below reconciles the net excess billings to the amounts included in the condensed consolidated balance sheets at those dates (amounts in thousands).

	As of March 31,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,013	$34,475
Billings in excess of costs and estimated earnings on uncompleted contracts	(54,689)	(62,656)
Net amount of costs and estimated earnings on uncompleted contracts below billings	$(14,676)	$(28,181)
Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior periods. This revenue primarily represents progress on our construction jobs.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our consolidated subsidiaries and our majority controlled construction joint ventures. At March 31, 2018 and December 31, 2017, cash and cash equivalents included $16.0 million and $31.1 million, respectively, belonging to our consolidated 50% owned subsidiaries. At March 31, 2018 and December 31, 2017, cash and cash equivalents included $9.8 million and $18.9 million, respectively, belonging to our construction joint ventures. Construction joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures.

Restricted cash of approximately $3.0 million is included in “Other current assets” on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements. Refer to Notes 8 and 9 for more information about our standby letter of credit. In addition, restricted cash of approximately $0.6 million is included in “Other current assets” on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

5.	Consolidated 50% Owned Subsidiaries, including Variable Interest Entities ("VIE")

The Company has a 50% interest in two subsidiaries (Myers and RHB); both subsidiaries have individual provisions which obligate the Company to purchase each partner's 50% interests for $20.0 million ($40.0 million in the aggregate), due to circumstances outlined in the partner agreements that are certain to occur. Therefore, the Company has consolidated these two entities and classified these obligations as mandatorily redeemable and has recorded a liability in “Members' interest subject to mandatory redemption and undistributed earnings” on the condensed consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. In the event of either Mr. Buenting’s or Mr. Myers's death, the Company purchased two separate $20.0 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.

The liability consists of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	3,923	7,386
Total liability	$43,923	$47,386
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three months ended March 31, 2018 and March 31, 2017 was $0.6 million and $0.0 million. These amounts were included in “Other operating expense, net” on the Company’s condensed consolidated statements of operations.
The Company must determine whether each entity, including these two 50% owned subsidiaries, in which it participates, is a VIE. This determination focuses on identifying which owner or entity partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. The Company determined Myers is a VIE and we are the primary beneficiary as pursuant to the terms of the Myers Operating Agreement we are exposed to the majority of potential losses of the partnership. As such, the following table presents the condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$2,061	$8,590
Contracts receivable, including retainage	21,507	26,844
Other current assets	13,634	15,672
Total current assets	37,202	51,106
Property and equipment, net	8,528	9,001
Goodwill	1,501	1,501
Total assets	$47,231	$61,608
Liabilities:
Current liabilities:
Accounts payable	$20,478	$28,448
Other current liabilities	9,557	11,798
Total current liabilities	30,035	40,246
Long-term liabilities:
Other long-term liabilities	160	3,491
Total liabilities	$30,195	$43,737

	Three Months Ended March 31,
	2018	2017
Revenues	$40,175	$23,285
Operating income	1,107	394
Net income attributable to Sterling common stockholders	554	195

6.	Construction Joint Ventures

We participate in joint ventures with other major construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage or when the project is too large for us to obtain sufficient bonding. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria.

For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further information about our joint ventures.

The following table summarizes the changes in noncontrolling interests (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$4,856	$656
Net income attributable to noncontrolling interest included in equity	1,191	371
Distributions to noncontrolling interest owners	—	—
Balance, end of period	$6,047	$1,027

Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on our condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	March 31, 2018	December 31, 2017
Total combined:
Current assets	$67,990	$64,574
Less current liabilities	(76,651)	(78,349)
Net liabilities	$(8,661)	$(13,775)

Sterling’s receivables from and equity in construction joint ventures	$12,485	$11,380

	Three Months Ended March 31,
	2018	2017
Total combined:
Revenues	$31,357	$14,609
Income before tax	3,404	1,173
Sterling’s noncontrolling interest:
Revenues	$15,065	$6,488
Income before tax	1,691	553

The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Construction equipment	$119,011	$118,868
Transportation equipment	17,347	17,511
Buildings	9,577	9,577
Office equipment	2,706	3,339
Leasehold improvement	914	914
Construction in progress	258	258
Land	2,348	2,348
Water rights	—	200
	152,161	153,015
Less accumulated depreciation	(100,019)	(98,609)
Total property and equipment, net	$52,142	$54,406

8.	Secured Credit Facility and Other Debt
Debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Loans	$80,321	$85,000
Notes and deferred payments to sellers, Tealstone acquisition	12,676	12,393
Notes payable for transportation and construction equipment and other	1,460	1,557
Total debt	94,457	98,950

Less - Current maturities of long-term debt	(1,057)	(3,978)
Less - Unamortized deferred loan costs	(8,294)	(8,812)
Total long-term debt	$85,106	$86,160

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

•
a ratio of secured indebtedness to EBITDA of not more than 3.10 to 1.00 for the trailing four consecutive fiscal quarters, reducing to 1.80 to 1.00 for the four consecutive quarters ending September 30, 2019;

•	daily cash collateral of not less than $15,000,000;

•	a trailing four consecutive fiscal quarters gross margin in contract backlog of not less than $60,000,000, increasing to $70,000,000 by March 31, 2019;

•	the incurrence of net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 for each of the trailing four consecutive fiscal quarters.

The Company is in compliance with these covenants at March 31, 2018.
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
Deferred loan costs and discounts totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. The total amount is amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan.
Total amortization expense of $0.5 million and $0.2 million, respectively has been recorded for the three months ended March 31, 2018 and March 31, 2017. The fair value of the Oaktree Facility approximates its book value.

Notes and Deferred Payments to Sellers
As part of the Tealstone Acquisition, the Company issued $5,000,000 of Promissory Notes to the Sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million for the three months ended March 31, 2018 and was recorded as interest expense.
Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $1.5 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 7.14%. The fair value of these notes payable approximates their book value.

9.	Commitments and Contingencies

The Company is required by our former insurance provider to obtain and hold a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay our former insurance provider the incurred claim costs attributable to our general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims were not paid by the Company. We have cash collateralized the letter of credit, resulting in the cash being designated as restricted. Since we have now replaced our insurance provider, the amount required will diminish as claims are processed. Refer to Note 4 for more information on our restricted cash.
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
Due to net operating loss carryforwards, the Company is not expecting a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. Income tax expense of $41 thousand and $27 thousand was recorded for the three months ended March 31, 2018 and March 31, 2017, respectively. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences. For interim periods, the Company estimates an annual effective tax rate and applies that rate to year-to-date operating results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) expanding the limitation for executive compensation deductions; and (6) implementing 100% immediate expensing of qualified property.  As a result of the reduced federal corporate tax rate under the Tax Act, the Company reduced the value of its net deferred tax assets by $19.5 million at December 31, 2017 to reflect the enacted rate.  This reduction was entirely offset with a corresponding reduction of our valuation allowance, which resulted in no charge to the tax provision for the year.  The Tax Act also provides that existing AMT credit carryforwards are refundable beginning in 2018.
The Company’s deferred tax expense (benefit) reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of March 31, 2018 and December 31, 2017. Therefore, there has been no change in net deferred taxes for the three months ended March 31, 2018.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

11.	Stockholder's Equity

 Stock-Based Compensation
The Company has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2017 Form 10-K for further information.
During the three months ended March 31, 2018 and 2017, the Company awarded, subject to vesting restrictions, a total of 327,451 and 63,839 common stock awards, respectively. The Company recorded stock-based compensation expense of $0.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018 and 2017, total unrecognized compensation cost related to unvested common stock awards was $5.6 million and $1.7 million, respectively. This cost is expected to be recognized over a weighted average period of 2.71 years. At March 31, 2018, there were 0.2 million shares of common stock covered by outstanding unvested common stock.

12.	Net Income (Loss) Per Share Attributable to Sterling Common Stockholders

Basic net income (loss) per share attributable to Sterling common stockholders is computed by dividing net income (loss) attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to Sterling common stockholders is the same as basic net income (loss) per share attributable to Sterling common stockholders but includes dilutive unvested stock awards and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to Sterling common stockholders	$2,489	$(2,257)
Weighted average common shares outstanding — basic	26,854	25,022
Shares for dilutive unvested stock and warrants	224	—
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	27,078	25,022
Basic income (loss) per share attributable to Sterling common stockholders	$0.09	$(0.09)
Diluted income (loss) per share attributable to Sterling common stockholders	$0.09	$(0.09)

In accordance with the treasury stock method, approximately 0.5 million shares of unvested common stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2017, as the Company incurred a loss during that period and the impact of such shares would have been anti-dilutive.

13.	Segment Information

Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using over time recognition (formerly known as percentage-of-completion method). Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for at a point in time as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.
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
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
Heavy Civil Construction	$187,241	$153,416
Residential Construction	35,251	—
Total Revenue	$222,492	$153,416

Operating Income (loss)
Heavy Civil Construction	$1,945	$(1,788)
Residential Construction	4,734	—
Total Operating Income (loss)	$6,679	$(1,788)

The following table presents total assets by reportable segment at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets
Heavy Civil Construction	$320,437	$354,090
Residential Construction	118,598	109,208
Total Assets	$439,035	$463,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Comment Regarding Forward-Looking Statements
This Report, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein or incorporated herein by reference relate to matters that are predictive in nature, such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
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

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;

•	adverse economic conditions in our markets; and

•	the other factors discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) under “Part I, Item 1A. Risk Factors.”
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

The forward-looking statements included herein are made only as of the date hereof, and we undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that we become aware of after the date of this Report.

Overview
Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a construction company that specializes in (1) heavy civil construction and (2) residential concrete projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.

Market Outlook and Trends

Heavy Civil Construction
Our heavy civil construction business is primarily driven by federal, state and municipal funding. The 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects from $4.0 billion to $4.5 billion per year. Texas also has locally approved bonds estimated at $1.3 billion, that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 12-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion per year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects. See “Item 1. Business—Our Markets, Competition and Customers” in our 2017 Form 10-K for a more detailed discussion of our markets and their funding sources.
Bid Discipline and Project Execution
To ensure that we take full advantage of the improved market conditions and maximize profitability we have completed an extensive evaluation of our heavy civil construction projects’ historical success based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process, which along with the institution of common processes, we believe will enable us to focus our resources on the most beneficial projects and significantly reduce our risk. In addition, in order to strengthen these processes and capitalize further on the improved market conditions, we appointed a Chief Operating Officer in the first quarter of 2016, and in the first quarter of 2018 we appointed a Vice President, Strategy and Business Development.
Backlog
At March 31, 2018, our Backlog of construction projects, which is made up solely of our heavy civil construction segment, was $885 million, as compared to $744 million at December 31, 2017. The contracts in this Backlog are typically completed in 12 to 36 months. Contracts in which we are the apparent low bidder for on the project (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract has been executed by our customer. Unsigned Low-bid Awards were $151 million at March 31, 2018. The combination of Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog," totaled $1,035 million and $995 million, respectively at March 31, 2018 and December 31, 2017. Backlog includes $47.0 million and $55.1 million at March 31, 2018 and December 31, 2017, respectively, attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.

Our margin in backlog has decreased approximately 30 basis points, from 8.4% at December 31, 2017 to 8.1% at March 31, 2018. The decrease noted above is primarily the result of change in project mix and lower remaining volume levels of our large projects in the Rocky Mountain region and Hawaii. Our margin in Combined Backlog increased to 8.4% at March 31, 2018 from 8.3% at December 31, 2017.  During the first quarter of 2018, we added approximately $305 million worth of new projects to our Backlog at an average margin of 8.1%.

Residential Construction

Our residential construction business is a component of the Tealstone acquisition. Continuing revenue growth of our residential construction business is directly related to the growth of new home starts in our key markets. Our customers' year over year expected average growth in the Dallas-Forth Worth Metroplex, is approximately 13%. We expect to extend into the Houston market and surrounding areas in 2018.

Summary of Consolidated Financial Results for the Current Quarter

We had operating income of $6.7 million, income before income taxes and earnings attributable to noncontrolling interest owners of $3.7 million, net income attributable to Sterling common stockholders of $2.5 million and net income per diluted share attributable to Sterling common stockholders of $0.09.

Consolidated Results for the First Quarter of 2018 as Compared to the First Quarter of 2017 (amounts in thousands)

	Three Months Ended March 31,
	2018	2017	Variance

Revenues	$222,492	$153,416	45.0%
Gross profit	20,594	9,287	121.8%
General and administrative expenses	(13,100)	(10,604)	23.5%
Other operating expense, net	(815)	(471)	73.0%
Operating income (loss)	6,679	(1,788)	473.5%
Interest income	129	41	214.6%
Interest expense	(3,087)	(112)	NM
Income (loss) before income taxes and noncontrolling interests in earnings	3,721	(1,859)	300.2%
Income tax benefit (expense)	(41)	(27)	51.9%
Net income (loss)	3,680	(1,886)	295.1%
Noncontrolling interests in earnings	(1,191)	(371)	221.0%
Net income (loss) attributable to Sterling common stockholders	$2,489	$(2,257)	210.3%
Gross margin	9.3%	6.1%	52.5%
Operating margin	3.0%	(1.2)%	350.0%
NM – Not meaningful.

Revenues
Revenues increased $69.1 million, or 45.0% in the first quarter of 2018 compared with the first quarter of 2017. The increase in the first quarter of 2018 is primarily the result of the April 3, 2017, Tealstone Acquisition, which resulted in approximately $53 million in additional revenue. The majority of the remaining net increase of $16.1 million in the first quarter of 2018 is attributable to our Rocky Mountain region construction joint venture projects and aviation projects, partially offset by a decline in the Hawaii market.
Gross profit
Gross profit increased $11.3 million for the first quarter of 2018 compared with the first quarter of 2017. Our gross margin increased to 9.3% in the first quarter of 2018, as compared to 6.1% in the first quarter of 2017. The increase in gross margin during the first quarter of 2018 as compared to the first quarter of 2017 was primarily attributable to the acquired Tealstone residential construction business which added approximately 2% gross margin, and heavy civil construction gross margin improvement of approximately 1%.
At March 31, 2018 and 2017, we had approximately 178 and 126 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses
General and administrative expenses increased $2.5 million to $13.1 million during the first quarter of 2018 from $10.6 million in the first quarter of 2017. The increase in the first quarter of 2018 is primarily the result of the Tealstone Acquisition.
As a percent of revenues, general and administrative expenses decreased 1.0% to 5.9% in the first quarter of 2018. The decrease in general and administrative expenses, as a percent of revenue, is primarily the result of the Tealstone Acquisition and increased operating leverage from higher revenues in heavy civil construction.
Other operating expense, net
Other operating expense, net, includes 50% of earnings and losses related to Members’ interests and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase our liability account. The change in other operating expense, net, was $0.3 million during the first quarter of 2018. The increase in the first quarter of 2018 was primarily due to an increase in Members' interest earnings of approximately $0.6 million, partially offset by a reduction in deal costs of $0.3 million.
Interest expense
Interest expense was $3.1 million in the first quarter of 2018 compared to $0.1 million in the first quarter of 2017. The increase in interest expense is due to our borrowings under our Oaktree Facility, which replaced our Equipment-based Facility and funded the cash component of the Tealstone Acquisition.

Segment Results for the First Quarter of 2018 as Compared to the First Quarter of 2017 (amounts in thousands)

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
Revenue
Heavy Civil Construction	$187,241	84%	$153,416	100%
Residential Construction	35,251	16%	—	—%
Total Revenue	$222,492		$153,416
Operating Income
Heavy Civil Construction	$1,945	29%	$(1,788)	100%
Residential Construction	4,734	71%	—	—%
Total Operating Income	$6,679		$(1,788)

Heavy Civil Construction
Revenues
Heavy civil construction revenues were $187.2 million for the first quarter of 2018. This represented an increase in our heavy civil construction segment of $33.8 million or 22% compared to the first quarter of 2017. The increase was primarily attributable to increased revenues of approximately $28 million related to our large Rocky Mountain construction joint venture projects and aviation projects across the Western geographies, partially offset by a decline in the Hawaii market. One of these joint venture contracts was substantially complete at the end of 2017 with the other expected to be complete near the end of 2018. The acquired Tealstone commercial business added $17.7 million of revenue in this quarter.
Operating income
Operating Income was $1.9 million for the first quarter of 2018, an increase of $3.7 million, in our heavy civil construction segment compared to the first quarter of 2017. The current quarter improvement was primarily the result of higher gross margins driven by additional gross profit from the increased revenue of approximately $2.4 million and improved bid discipline, project management and project execution of $1.8 million, which were partially offset by decreased absorption of fixed costs totaling approximately $1.0 million.

Residential Construction
Revenues
Our residential construction segment was a component of the Tealstone Acquisition. Its principal market is Texas, specifically the Dallas-Fort Worth area and the surrounding communities. The core customer base for our residential construction segment is primarily made up of leading national home builders as well as regional and custom home builders. Our residential construction segment contributed $35.3 million of revenue for the first quarter of 2018. On a comparable unaudited pro forma revenue basis, for the three months ended March 31, 2017, revenue was $31.2 million providing a pro forma period over period revenue growth of 13%. This pro forma revenue growth rate reflects the strength of the segment's primary market, the Dallas-Fort Worth area, in Texas.
Operating income
The residential construction segment operating income totaled $4.7 million for the first quarter of 2018. On a comparable unaudited pro forma operating segment basis, for the three months ended March 31, 2017, operating income was $4.2 million providing a pro forma period over period growth of 13%.

Liquidity and Sources of Capital
The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(23,293)	$(3,062)
Investing activities	(1,011)	(1,237)
Financing activities	(4,187)	(1,339)
Total decrease in cash and cash equivalents	$(28,491)	$(5,638)
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$55,462	$83,953
Working capital	$98,717	$96,234

Operating Activities
During the first quarter of 2018, net cash used in operating activities was $23.3 million compared to $3.1 million in the first quarter of 2017. The drivers of operating activities cash flows were primarily the result of our improvement in net income discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.
Cash and Working Capital
Cash at March 31, 2018, was $55.5 million, and includes the following components (amounts in thousands):

	Changes in Components of Cash for the Period Ended
	March 31, 2018	December 31, 2017	Variance
Generally Available	$29,671	$34,031	$(4,360)
Consolidated 50% Owned Subsidiaries	15,957	31,056	$(15,099)
Construction Joint Ventures	9,834	18,866	$(9,032)
Total Cash	$55,462	$83,953	$(28,491)
The decrease in generally available cash is primarily due to $4.7 million of repayments on our Oaktree Facility during the first quarter of 2018. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels is driven by seasonality prompting lower volumes in the first quarter of 2018, coupled with project mix and the substantial completion of a large Rocky Mountain region construction joint venture project and a large project in Hawaii. Our working capital increased

$2.5 million to $98.7 million at March 31, 2018 from $96.2 million at December 31, 2017, due to the cash factors previously described and the Contract Capital discussion below.
Contract Capital
The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in the Components of Contract Capital during the first quarter of 2018 and 2017 were as follows (amounts in thousands):

	Changes in Components of Contract Capital for the Period Ended
	March 31, 2018	March 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$(2,901)	$(1,770)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,685)	(1,444)
Contracts in progress, net	(10,586)	(3,214)
Contracts receivable, including retainage	(6,946)	(6,957)
Receivables from and equity in construction joint ventures	(1,105)	(760)
Inventories	2,759	(49)
Accounts payable	(12,334)	4,351
Contract Capital, net	$(28,212)	$(6,629)

The first quarter of 2018 change in Contract Capital decreased liquidity by $28.2 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by seasonality, the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects.
The significant non-cash items included in operating activities include depreciation and amortization expense, which were $4.1 million in the first quarter of 2018 and 2017. Amortization expense has increased approximately $0.6 million in the first quarter of 2018 primarily as a result of our April 3, 2017 acquisition where we acquired identified intangible assets. Depreciation expense decreased as part of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

Investing Activities
During the first quarter of 2018, net cash used in investing activities was $1.0 million compared to $1.2 million in the Prior Quarter. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $1.9 million for the first quarter of 2018. Proceeds from the sale of property and equipment totaled $0.9 million for the first quarter of 2018 with an associated net gain of $0.3 million. For the first quarter of 2017, expenditures totaled $1.8 million, while proceeds from the sale of property and equipment totaled $0.6 million with an associated net gain of $0.4 million.

Financing Activities
During the first quarter of 2018, net cash used in financing activities was $4.2 million compared to $1.3 million in the first quarter of 2017, an increase of $2.9 million a result of repayments on our Oaktree Facility.

Credit Facility and Other Sources of Capital
In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

Borrowings
Average borrowings under our Oaktree Facility for the first quarter of 2018 was $83.1 million and for the 2017 fiscal year was $85.0 million. Based on our average borrowings and our 2018 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, or we were to incur losses, our working capital could be materially and adversely affected. Refer to “Part I, Item 1A. Risk Factors” in the 2017 Form 10-K for further discussion of liquidity related risks.

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
When we are the successful bidder on a heavy civil construction project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers. There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.
Inflation affects our residential construction projects minimally as these projects are typically completed in less than one month.

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
At March 31, 2018, there was approximately $94.6 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $47.0 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2018, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.
Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital − Contractual Obligations” in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risk. Interest on outstanding indebtedness under our Oaktree Facility is equal to the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At March 31, 2018, we had a term loan of $80.3 million outstanding under this facility. A 1% increase in our interest rate would increase interest expense by $0.8 million per year.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2018 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2017 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2018	3,573	(1)	$15.24	—	—
February 1—February 28, 2018	3,507	(1)	$12.57	—	—

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

Exhibit No.	Exhibit Title
2.1
Stock Purchase Agreement, dated March 8, 2017, by and among Sterling Construction Company, Inc. the sellers identified therein, Gary Roger Engasser II, as sellers’ representative and the principals identified therein (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on March 9, 2017 (SEC File No. 1-31993)).

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. as amended through April 28, 2017 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 3, 2017 (SEC File No. 1-31993)).

3.2
Amended and Restated Bylaws of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on March 8, 2018 (SEC file No. 1-31993)).

4.1
Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.'s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).

4.2
Registration Rights Agreement, dated April 3, 2017, by and among Sterling Construction Company, Inc., OCM Sterling NE Holdings, LLC and OCM Sterling E. Holdings, LLC (incorporated by reference to Exhibit 4.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on April 4, 2017 (SEC File No. 1-31993)).

4.3
Form of Warrant, issued April 3, 2017, by Sterling Construction Company, Inc. to OCM Sterling NE Holdings, LLC or OCM Sterling E. Holdings, LLC (incorporated by reference to Exhibit 4.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017, filed on May 3, 2017 (SEC File No. 1-31993)).

10.1#
Sterling Construction Company, Inc. Stock Incentive Plan as amended through May 9, 2014 (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s. Current Report on Form 8-K, filed on May 13, 2014 (SEC File No. 1-31993)).

10.2.1#*	Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018.
10.2.2#*	Form of Non-Employee Director Restricted Stock Agreement.
10.3.1#
Employment Agreement dated March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 10, 2009 (SEC File No. 1-31993)).

10.3.2#
Amendment dated January 18, 2012 of the Employment Agreement dated March 17, 2006 between Sterling Construction Company, Inc. and Roger M. Barzun (incorporated by reference to Exhibit 10.7.1 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014 (SEC File No. 1-31993)).

10.4#
Employment Agreement dated March 9, 2015 between Sterling Construction Company, Inc. and Paul J. Varello (incorporated by reference to Exhibit 10.10 to Sterling Construction Company, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015 (SEC File No. 1-31993)).

10.5.1#
Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).

10.5.2#
Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).

10.5.3#
Program Description — 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.5.4#
Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.5.5*#	Plan Description - Senior Executive Incentive Compensation Plan (adopted 2018).
10.5.6*#	Form of 2018 Long-Term Incentive Award Agreement.
10.6.1
Loan and Security Agreement, dated April 3, 2017, by and among Sterling Construction Company, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 104.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on April 4, 2017 (SEC File No. 1-31993)).

10.6.2
First Amendment to Loan and Security Agreement, dated September 5, 2017, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2017, filed on October 31, 2017 (SEC File No. 1-31993)).

10.6.3*
Second Amendment to Loan and Security Agreement, dated January 9, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent.

10.6.4*
Third Amendment to Loan and Security Agreement, dated April 3, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent.

10.7
Sterling Construction Company, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2018 (SEC File No. 001-31993)).

21	Subsidiaries of the registrant
	Name	State of Incorporation or Organization
	Texas Sterling Construction Co.	Delaware
	Texas Sterling – Banicki, JV LLC	Texas
	Road and Highway Builders, LLC	Nevada
	Road and Highway Builders Inc.	Nevada
	RHB Properties, LLC	Nevada
	Road and Highway Builders of California, Inc.	California
	Sterling Hawaii Asphalt, LLC	Hawaii
	Ralph L. Wadsworth Construction Company, LLC	Utah
	Ralph L. Wadsworth Construction Co. LP	California
	J. Banicki Construction, Inc.	Arizona
	Myers & Sons Construction, L.P.	California
	Myers & Sons Construction, LLC	California
	Tealstone Commercial, Inc.	Texas
	Tealstone Residential Concrete, Inc.	Texas
31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1+
Certification furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer, and Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 _______________
# Management contract or compensatory plan or arrangement.
* Filed herewith.
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 8, 2018	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date: May 8, 2018	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer