Form 10-Q
period 2018-06-30
STERLING CONSTRUCTION CO INC
filed 2018-08-02
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [√] No

The number of shares outstanding of the registrant's common stock as of July 31, 2018 -- 27,063,932

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,585	$83,953
Receivables, including retainage	164,465	133,931
Costs and estimated earnings in excess of billings on uncompleted contracts	36,388	37,112
Inventories	1,613	4,621
Receivables from and equity in construction joint ventures	11,766	11,380
Other current assets	9,066	7,529
Total current assets	289,883	278,526
Property and equipment, net	51,726	54,406
Goodwill	85,231	85,231
Intangibles, net	43,618	44,818
Other assets, net	227	317
Total assets	$470,685	$463,298
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,384	$97,457
Billings in excess of costs and estimated earnings on uncompleted contracts	58,304	62,374
Current maturities of long-term debt	826	3,978
Income taxes payable	88	81
Accrued compensation	13,096	9,054
Other current liabilities	7,063	9,348
Total current liabilities	175,761	182,292
Long-term liabilities:
Long-term debt, net of current maturities	85,749	86,160
Members' interest subject to mandatory redemption and undistributed earnings	47,837	47,386
Other long-term liabilities	1,246	1,271
Total long-term liabilities	134,832	134,817
Commitments and contingencies (Note 9)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 shares authorized, 27,064,428 and 27,051,468 shares issued	271	271
Additional paid in capital	232,265	231,183
Retained deficit	(79,458)	(90,121)
Total Sterling common stockholders’ equity	153,078	141,333
Noncontrolling interests	7,014	4,856
Total equity	160,092	146,189
Total liabilities and equity	$470,685	$463,298

 The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$268,734	$246,412	$491,226	$399,828
Cost of revenues	(237,269)	(221,207)	(439,240)	(365,336)
Gross profit	31,465	25,205	51,986	34,492
General and administrative expenses	(13,622)	(12,812)	(26,649)	(23,416)
Other operating expense, net	(5,693)	(4,037)	(6,509)	(4,508)
Operating income	12,150	8,356	18,828	6,568
Interest income	201	44	330	85
Interest expense	(3,111)	(2,984)	(6,199)	(3,096)
Loss on extinguishment of debt	—	(755)	—	(755)
Income before income taxes and noncontrolling interests in earnings	9,240	4,661	12,959	2,802
Income tax expense	(98)	(98)	(138)	(125)
Net income	9,142	4,563	12,821	2,677
Noncontrolling interests in earnings	(966)	(901)	(2,158)	(1,272)
Net income attributable to Sterling common stockholders	$8,176	$3,662	$10,663	$1,405

Net income per share attributable to Sterling common stockholders:
Basic	$0.30	$0.14	$0.40	$0.05
Diluted	$0.30	$0.13	$0.39	$0.05

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,887	26,978	26,881	25,972
Diluted	27,125	27,336	27,162	26,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Retained Deficit	Noncon-trolling Interests
	Shares	Amount				Total
Balance at January 1, 2018	27,051	$271	$231,183	$(90,121)	$4,856	$146,189
Net income	—	—	—	10,663	2,158	12,821
Stock-based compensation	36	—	1,383	—	—	1,383
Other	(23)	—	(301)	—	—	(301)
Balance at June 30, 2018	27,064	$271	$232,265	$(79,458)	$7,014	$160,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income attributable to Sterling common stockholders	$10,663	$1,405
Plus: Noncontrolling interests in earnings	2,158	1,272
Net income	12,821	2,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,307	8,387
Gain on disposal of property and equipment	(470)	(396)
Stock-based compensation expense	1,383	1,977
Impairment on building held-for-sale	—	895
Changes in operating assets and liabilities:
Contracts receivable	(30,534)	(40,163)
Costs and estimated earnings in excess of billings on uncompleted contracts	724	(4,939)
Inventories	3,008	1,405
Receivables from and equity in construction joint ventures	(386)	(333)
Other assets	(1,446)	(2,429)
Accounts payable	(1,073)	12,922
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,070)	12,513
Accrued compensation and other liabilities	1,761	(5,968)
Members' interest subject to mandatory redemption and undistributed earnings	451	1,116
Net cash used in operating activities	(9,524)	(12,336)
Cash flows from investing activities:
Tealstone acquisition, net of cash acquired	—	(55,000)
Additions to property and equipment	(5,263)	(5,870)
Proceeds from sale of property and equipment	1,307	1,907
Net cash used in investing activities	(3,956)	(58,963)
Cash flows from financing activities:
Cash received – Oaktree Facility	—	85,000
Repayments – equipment-based term loan and other	(665)	(3,953)
Repayments – Oaktree Facility	(4,679)	—
Debt issuance costs	—	6,889
Loss on debt extinguishment	—	755
Other	1,456	(119)
Net cash (used in) provided by financing activities	(3,888)	88,572
Net (decrease) increase in cash and cash equivalents	(17,368)	17,273
Cash and cash equivalents at beginning of period	83,953	42,785
Cash and cash equivalents at end of period	$66,585	$60,058

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,712	$3,096
Cash paid during the period for income taxes	$279	$78
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$—	$17,061
Notes and deferred payments to sellers	$—	$11,647
Warrants issued to lenders (1,000,000 Warrants)	$—	$3,500
Transportation and construction equipment acquired through financing arrangements	$—	$70
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Business and Significant Accounting Policies
Business Summary
Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in heavy civil construction and residential construction projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.
Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2018 and the results of operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or subsequent quarters.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has 50% or greater ownership interest or otherwise exercises control over such entities. For investments in construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members' interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense, net” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.
Where the Company is a noncontrolling joint venture partner, and is otherwise not required to consolidate the joint venture entity, its share of the earnings of such construction joint venture is accounted for on a pro rata basis in the condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets. This method is a permissible modification of the equity method of accounting which is a common practice in the construction industry.

Revenue Recognition
Heavy Civil Construction
The Company engages in various types of heavy civil construction projects principally for public (government) owners. Revenues are recognized as performance obligations are satisfied over time (also known as percentage-of-completion method), measured by the ratio of costs incurred up to a given date to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs determined to relate to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and associated change orders and claims, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Residential Construction
Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed (i.e., at a point in time). The time from starting construction to finishing is typically less than one month.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers”, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time (formerly known as percentage-of-completion method) for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
We adopted the new standard on January 1, 2018, for all contracts using the modified retrospective method that is described in the following paragraph. The adoption of the new revenue standard had no material impact on our condensed consolidated financial statements as it did not require a change in revenue recognition for either of our segments. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We implemented the new standard's transitional rules as follows: ASC 606-10-65-1 permits the omission of prior-period information about our performance obligations that were not complete at the time of our new adoption of the new standard. Further, rather than applying the new recognition policy on a contract by contract bases, ASC 606-10-32-18 allows the new standard to be applied against a portfolio of contracts (or performance obligations) with similar characteristics. As the majority of our significant contracts are with government entities and major homebuilders that utilize contracts of a similar structure and nature, this new accounting policy will not yield a material difference for the Company than applying the guidance on a contract by contract basis.
In addition to the foregoing, ASC 606-10-32-18 allows entities to waive the requirement to adjust the consideration amount for the effects of a significant financing component if the entity expects, at contract inception, that the period between its fulfillment of the performance obligation and receipt of the customer's payment is less than one year. Further ASC 606-10-32-2A allows entities to make an accounting policy election to exclude taxes assessed by and collected on behalf of government authorities from the transaction price allocated to the performance obligation. We have historically excluded such amounts from our revenues and will continue to do so under the new revenue standard.
See Note 3 for additional discussion of our revenue recognition accounting policies and expanded disclosures required by the new standard.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-2, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for us for interim and annual reporting periods beginning after December 15, 2018. In January 2018, the FASB issued an exposure draft proposing an amendment to the standard that, if approved, would permit companies the option to apply the provisions of the new lease standard either prospectively as of the effective date, without adjusting comparative periods presented, or using a modified retrospective transition applicable to all prior periods presented. If approved, we intend to apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. We are assessing the potential impact on our Financial Statements and related disclosures.

2.	Tealstone Acquisition
General
On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash, 1,882,058 shares of the Company’s common stock, and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn-out payments if specified financial performance levels are achieved (subject to annual maximums) on each of the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated foundations and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period covered by the pro formas, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; and (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition. The pro forma for the six months ended June 30, 2017 (amounts in thousands):

Six months ended
June 30, 2017
Pro forma revenue	$444,957
Pro forma net income attributable to Sterling	$1,716

3.	Revenue from Contracts with Customers
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
Performance Obligations Satisfied Over Time
Revenue for our Heavy Civil Construction segment contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of our revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 to 36 months. Our heavy civil construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. Contract costs include labor, material, and indirect costs. Revenue from products and services transferred to customers over time accounted for 83% and 84% of our revenue for the three and six months ended June 30, 2018, respectively. Revenue from products and services transferred to customers over time accounted for 85% and 91% of our revenue for the three and six months ended June 30, 2017, respectively.
Performance Obligations Satisfied at a Point in Time
Revenue for our Residential Construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of our revenue recognized at a point in time is for work performed by our residential construction segment. Unlike our heavy civil construction segment that uses a cost-to-cost input measure for performance, the residential construction segment utilizes an output measure for performance based on the completion of a unit of work (e.g., foundation). The typical time frame for completion of a residential foundation is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer. We believe that point in time recognition remains appropriate for this segment and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice. Revenue from goods and services transferred to customers at a point in time accounted for 17% and 16% of our revenue for the three and six months ended June 30, 2018, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 15% and 9% of our revenue for the three and six months ended June 30, 2017, respectively.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Assurance-type warranties are the only warranties provided by the Company and, as such, we do not recognize revenue on warranty-related work. We generally provide a one to two year warranty for workmanship under our contracts when completed. Warranty claims historically have been insignificant.
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred pre-contract costs at June 30, 2018.
Backlog
On June 30, 2018, we had $885 million of remaining performance obligations in our heavy civil construction segment, which we also refer to as backlog. We expect to recognize approximately 70% of our backlog as revenue during the next twelve months, and the balance thereafter.

Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net gain of $0.3 million and $1.7 million for the three and six months ended June 30, 2018, respectively, and a net charge of $1.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively, included in “Operating income” on the condensed consolidated statements of operations. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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
Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, we concluded that it was appropriate to include in project price amounts of $8.7 million and $10.0 million, at June 30, 2018 and December 31, 2017, respectively, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed consolidated balance sheets.
We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Revenue by Heavy Civil Construction Category
Our heavy civil construction segment's portfolio of products and services consists of over 150 active contracts. The following series of tables presents our heavy civil construction revenue disaggregated by several categories.
Revenue by major end market (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Heavy Highway	$126,554	$149,749	$233,962	$259,135
Commercial	29,110	8,733	57,628	11,840
Aviation	27,832	22,857	51,084	33,447
Water Containment and Treatment	15,521	13,274	30,516	22,870
Other	24,267	14,581	37,334	35,318
Heavy Civil Construction Revenue	$223,284	$209,194	$410,524	$362,610
Revenue by contract type (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed Unit Price	$194,486	$190,435	$354,721	$334,795
Lump Sum and Other	28,798	18,759	55,803	27,815
Heavy Civil Construction Revenue	$223,284	$209,194	$410,524	$362,610
Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with lump-sum contracts. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Under fixed-unit price contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the condensed consolidated balance sheet. In our heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six month period ended June 30, 2018, were not materially impacted by any other factors.
The table below reconciles the net excess billings to the amounts included in the condensed consolidated balance sheets at those dates (amounts in thousands):

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,388	$37,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(58,304)	(62,374)
Net amount of costs and estimated earnings on uncompleted contracts below billings	$(21,916)	$(25,262)
Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior periods. This revenue primarily represents progress on our construction jobs.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our consolidated subsidiaries and our majority controlled construction joint ventures. At June 30, 2018 and December 31, 2017, cash and cash equivalents included $17.6 million and $31.1 million, respectively, belonging to our consolidated 50% owned subsidiaries. At June 30, 2018 and December 31, 2017, cash and cash equivalents included $12.3 million and $18.9 million, respectively, belonging to our construction joint ventures. Construction joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors, or equivalent body, of the respective joint ventures.
 Restricted cash of approximately $3.6 million is included in “Other current assets” on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 and represents $3.0 million of cash designated as collateral for a standby letter of credit and approximately $0.6 million represents cash deposited by a customer, for the benefit of the Company, in an escrow account which is restricted until the customer releases the restriction upon the completion of the job.
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
The liability consists of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	7,837	7,386
Total liability	$47,837	$47,386
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three and six months ended June 30, 2018 were $4.7 million, and $5.3 million, respectively and for the three and six months ended June 30, 2017 were $2.6 million and $2.5 million, respectively. These amounts were included in “Other operating expense, net” on the Company’s condensed consolidated statements of operations.

The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined Myers is a VIE, as we are the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement we are exposed to the majority of potential losses of the partnership. As such, the following table presents the condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$—	$8,590
Contracts receivable, including retainage	27,557	26,844
Other current assets	11,629	15,672
Total current assets	39,186	51,106
Property and equipment, net	8,107	9,001
Goodwill	1,501	1,501
Total assets	$48,794	$61,608
Liabilities:
Current liabilities:
Accounts payable	$21,753	$28,448
Other current liabilities	9,715	11,798
Total current liabilities	31,468	40,246
Long-term liabilities:
Other long-term liabilities	104	3,491
Total liabilities	$31,572	$43,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$45,795	$38,783	$85,970	$62,067
Operating income	1,632	2,246	2,740	2,640
Net income attributable to Sterling common stockholders	816	1,121	1,370	1,316

6.	Construction Joint Ventures
 We participate in joint ventures with other major construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. These projects generally have joint and several liability. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with us, among other criteria.
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

The following table summarizes the changes in noncontrolling interests (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$4,856	$656
Net income attributable to noncontrolling interest included in equity	2,158	1,272
Distributions to noncontrolling interest owners	—	—
Balance, end of period	$7,014	$1,928
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

	June 30, 2018	December 31, 2017
Total combined:
Current assets	$62,050	$64,574
Less current liabilities	(70,502)	(78,349)
Net liabilities	$(8,452)	$(13,775)

Sterling’s receivables from and equity in noncontrolling construction joint ventures	$11,766	$11,380

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total combined:
Revenues	$25,463	$18,897	$56,820	$33,507
Income before tax	2,192	1,497	5,596	2,670
Sterling’s noncontrolling interest:
Revenues	$12,564	$8,674	$27,629	$15,163
Income before tax	1,167	718	2,858	1,271
 The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

7.	Property and Equipment
Property and equipment are summarized as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Construction equipment	$120,857	$118,868
Transportation equipment	17,758	17,511
Buildings	9,738	9,577
Office equipment	2,706	3,339
Leasehold Improvement	914	914
Construction in progress	279	258
Land	2,348	2,348
Water rights	—	200
	154,600	153,015
Less accumulated depreciation	(102,874)	(98,609)
Total property and equipment, net	$51,726	$54,406

8.	Intangibles

The following table presents our acquired finite-lived intangible assets at June 30, 2018 and December 31, 2017 (in thousands):

		June 30, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23 years	$40,823	$(2,256)	$40,823	$(1,353)
Trade name	13 years	5,307	(656)	5,307	(394)
Noncompetition agreements	7 years	487	(87)	487	(52)
Total (1)	22 years	$46,617	$(2,999)	$46,617	$(1,799)

Our intangible expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2018 and $1.8 million for the year ended December 31, 2017.

9.	Secured Credit Facility and Other Debt
Debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Loans	$80,321	$85,000
Notes and deferred payments to sellers, Tealstone acquisition	12,967	12,393
Notes payable for transportation and construction equipment and other	1,063	1,557
Total debt	94,351	98,950

Less - Current maturities of long-term debt	(826)	(3,978)
Less - Unamortized deferred loan costs	(7,776)	(8,812)
Total long-term debt	$85,749	$86,160

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
The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 2.20 to 1.00 for the trailing four consecutive fiscal quarters ending June 30, 2018, reducing to 1.80 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less than $15,000,000;

•	gross margin in contract backlog of not less than $65,000,000 for the average of the trailing four consecutive fiscal quarters ending June 30, 2018, increasing to $70,000,000 by March 31, 2019;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 for each of the trailing four consecutive fiscal quarters.
The Company is in compliance with these covenants at June 30, 2018.
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
Total amortization expense of $0.5 million and $1.0 million, respectively has been recorded for the three and six months ended June 30, 2018. Total amortization expense of $0.5 million was recorded for the three and six months ended June 30, 2017. The fair value of the Oaktree Facility approximates its book value.
Notes and Deferred Payments to Sellers
As part of the Tealstone Acquisition, the Company issued $5,000,000 of Promissory Notes to the Sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and was recorded as interest expense.
Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $1.1 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively. The purchases have payment terms ranging from 2 to 5 years and the associated interest rates range from 3.15% to 6.92%. The fair value of these notes payable approximates their book value.

10.	Commitments and Contingencies
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
Due to net operating loss carryforwards, the Company is not expecting a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. Income tax expense of $98 thousand and $138 thousand was recorded for the three and six months ended June 30, 2018, respectively. Income tax expense of $98 thousand and $125 thousand was recorded for the three and six months ended June 30, 2017, respectively. The effective income tax rate varied from the statutory rate primarily as a result of the change in the valuation allowance, net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company, state income taxes and other permanent differences. For interim periods, the Company estimates an annual effective tax rate and applies that rate to year-to-date operating results.
The Company’s deferred tax expense reflects the change in deferred tax assets or liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to our net deferred tax assets as of June 30, 2018 and December 31, 2017. Therefore, there has been no change in net deferred taxes for the three and six months ended June 30, 2018.
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
During the three and six months ended June 30, 2018, the Company awarded, subject to vesting restrictions, a total of 44,424 and 371,875 common stock awards, respectively. The Company recorded stock-based compensation expense of $0.8 million and $1.4 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, the Company awarded, subject to vesting restrictions, a total of 102,571 and 166,410 common stock awards, respectively. The Company recorded stock-based compensation expense of $1.4 million and $2.0 million for the three and six months ended June 30, 2017, respectively.
At June 30, 2018 and 2017, total unrecognized compensation cost related to unvested common stock awards was $6.1 million and $1.5 million, respectively. This cost is expected to be recognized over a weighted average period of 2.3 years.

13.	Net Income Per Share Attributable to Sterling Common Stockholders

The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Sterling common stockholders	$8,176	$3,662	$10,663	$1,405
Weighted average common shares outstanding — basic	26,887	26,978	26,881	25,972
Shares for dilutive unvested stock and warrants	238	358	281	437
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	27,125	27,336	27,162	26,409
Basic income per share attributable to Sterling common stockholders	$0.30	$0.14	$0.40	$0.05
Diluted income per share attributable to Sterling common stockholders	$0.30	$0.13	$0.39	$0.05

In accordance with the treasury stock method, for the three and six months ended June 30, 2017, our Warrants were excluded from the diluted weighted average common shares outstanding as the shares were considered anti-dilutive.

14.	Segment Information
 Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction.
Segment reporting is aligned based upon the services offered by our two operating groups, which represent our reportable segments: Heavy Civil Construction and Residential Construction. Our Chief Operating Decision Maker (“CODM”) evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Heavy Civil Construction	$223,284	$209,194	$410,524	$362,610
Residential Construction	45,450	37,218	80,702	37,218
Total Revenue	$268,734	$246,412	$491,226	$399,828

Operating Income
Heavy Civil Construction	$6,380	$3,141	$8,340	$1,667
Residential Construction	5,770	5,215	10,488	4,901
Total Operating Income	$12,150	$8,356	$18,828	$6,568

The following table presents total assets by reportable segment at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Assets
Heavy Civil Construction	$343,559	$354,090
Residential Construction	127,126	109,208
Total Assets	$470,685	$463,298

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

Overview
Sterling Construction Company, Inc. (“Sterling” or “the Company”) is a construction company that specializes in (1) heavy civil construction and (2) residential construction projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Our heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Our residential construction projects include concrete foundations for single-family homes.

Market Outlook and Trends

Heavy Civil Construction
Our heavy civil construction business is primarily driven by federal, state and municipal funding. The 2015 passage of the federally funded five-year $305 billion surface transportation bill will increase the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. In addition to the Federal program, several of the states in our key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed, which will increase the annual funds allocated to transportation projects from $4.0 billion to $4.5 billion per year. Texas also has locally approved bonds estimated at $1.3 billion that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 1, 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 12-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion per year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects, however a repeal referendum to remove the incremental funding will be up for vote in the fall of 2018. See “Item 1. Business—Our Markets, Competition and Customers” in our 2017 Form 10-K for a more detailed discussion of our markets and their funding sources.
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
Backlog
At June 30, 2018, our Backlog of construction projects, which is made up solely of our heavy civil construction segment, was $885 million, as compared to $745 million at December 31, 2017. The contracts in this Backlog are typically completed in 12 to 36 months. Contracts for which we are the apparent low bidder on the project (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract has been executed by our customer. Unsigned Low-bid Awards were $156 million at June 30, 2018. The combination of Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog," totaled $1.04 billion and $995 million, respectively at June 30, 2018 and December 31, 2017. Backlog includes $28 million and $55 million at June 30, 2018 and December 31, 2017, respectively, attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner.
Our margin in backlog has decreased approximately 20 basis points, from 8.4% at December 31, 2017 to 8.2% at June 30, 2018. The decrease noted above is primarily the result of change in project mix and proportionally lower backlog of our large projects in the Rocky Mountain region and Hawaii. Our margin in Combined Backlog increased to 8.8% at June 30, 2018 from 8.3% at December 31, 2017.

Residential Construction
Our residential construction business was a component of the Tealstone acquisition. Continuing revenue growth of our residential construction business is directly related to the growth of new home starts in our key markets. Our core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Our customers' year over year expected average growth in the Dallas-Forth Worth Metroplex, is approximately 13%. During 2018, we began our expansion into the Houston market and surrounding areas.

Summary of Consolidated Financial Results for the Current Quarter

We had operating income of $12.15 million, income before income taxes and earnings attributable to noncontrolling interest owners of $9.2 million, net income attributable to Sterling common stockholders of $8.2 million and net income per diluted share attributable to Sterling common stockholders of $0.30.

Consolidated Financial Highlights for the Three and Six Months Ended June 30, 2018 (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$268,734	$246,412	$491,226	$399,828
Gross profit	31,465	25,205	$51,986	$34,492
General and administrative expenses	(13,622)	(12,812)	(26,649)	(23,416)
Other operating expense, net	(5,693)	(4,037)	(6,509)	(4,508)
Operating income	12,150	8,356	18,828	6,568
Interest, net	(2,910)	(2,940)	(5,869)	(3,011)
Income tax expense	(98)	(98)	(138)	(125)
Noncontrolling interests in earnings	(966)	(901)	(2,158)	(1,272)
Net income attributable to Sterling common stockholders	$8,176	$3,662	$10,663	$1,405
Gross margin	11.7%	10.2%	10.6%	8.6%
Operating margin	4.5%	3.4%	3.8%	1.6%
 Revenues
Revenues increased $22.3 million, or 9.1% in the second quarter of 2018 compared with the second quarter of 2017. The increase in the second quarter of 2018 is driven by a $14.1 million increase in heavy civil construction and $8.2 million increase in residential construction. Revenues increased $91.4 million or 22.9% in the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily from a six months compared to three months contribution from the April 3, 2017 Tealstone Acquisition, which resulted in approximately $53.0 million in additional revenue. The remaining increase is driven by a $30.2 million increase in heavy civil construction.
Gross profit
Gross profit increased $6.3 million for the second quarter of 2018 compared with the second quarter of 2017. Our gross margin increased to 11.7% in the second quarter of 2018, as compared to 10.2% in the second quarter of 2017. The increase in gross margin during the second quarter of 2018 as compared to the second quarter of 2017 was attributable to improvement in our heavy civil construction business. Gross profit increased $17.5 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily the result of the April 3, 2017 Tealstone Acquisition, which resulted in approximately $9.5 million in additional gross profit.
At June 30, 2018 and 2017, we had approximately 184 and 139 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more we are able to refine our estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses
General and administrative expenses increased $0.8 million to $13.6 million during the second quarter of 2018 from $12.8 million in the second quarter of 2017 primarily related to increased business development costs. The year to date increase in the period is primarily the result of increased estimating costs in our heavy civil construction business when compared to 2017. General and administrative expenses increased $3.2 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily from the the inclusion of six months compared to three months contribution from the April 3, 2017 Tealstone Acquisition.
As a percent of revenues, general and administrative expenses decreased 0.5% to 5.4% during the six months ended June 30, 2018. The decrease in general and administrative expenses, as a percent of revenue, is primarily the result of increased operating leverage from higher revenues in heavy civil construction.
Other operating expense, net
Other operating expense, net, includes 50% of earnings and losses related to Members’ interests and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase our liability account. The change in other operating expense, net, was $1.7 million during the second quarter of 2018, driven by an increase in Members' interest earnings of $2.1 million and increased earnout expense of $0.4 million, partially offset by the disposition of a property in Texas of $0.9 million. Other operating expense, net, increased $2.0 million to $6.5 million during the six months ended June 30, 2018, compared to $4.5 million during the six months ended June 30, 2017, driven by an increase in Members' interest earnings of $2.7 million and increased earnout expense of $0.4 million, partially offset by the disposition of a property in Texas of $0.9 million.
Interest expense
Interest expense was $3.1 million in the second quarter of 2018 compared to $3.0 million in the second quarter of 2017. The interest expense is related to our borrowings under our Oaktree Facility, which replaced our Equipment-based Facility and funded the cash component of the Tealstone Acquisition. Interest expense was $6.2 million in the six months ended June 30, 2018 compared to $3.1 million in the six months ended June 30, 2017, reflecting six months of interest from our borrowings under our Oaktree Facility in the 2018 period compared to only three months in the 2017 period. We have made cumulative repayments of $4.7 million since the inception of the Oaktree Facility on April 3, 2017, while the prevailing interest rate increased approximately 100 basis points during that same period.

Segment Financial Highlights for the Three and Six Months Ended June 30, 2018 (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Revenue
Heavy Civil Construction	$223,284	83%	$209,194	85%	$410,524	84%	$362,610	91%
Residential Construction	45,450	17%	37,218	15%	80,702	16%	37,218	9%
Total Revenue	$268,734		$246,412		$491,226		$399,828
Operating Income
Heavy Civil Construction	$6,380	53%	$3,141	38%	$8,340	44%	$1,667	25%
Residential Construction	5,770	47%	5,215	62%	10,488	56%	4,901	75%
Total Operating Income	$12,150		$8,356		$18,828		$6,568
Heavy Civil Construction
Revenues
Heavy civil construction revenues were $223.3 million for the second quarter of 2018, an increase in our heavy civil construction segment of $14.1 million or 6.7% compared to the second quarter of 2017. The increase was primarily attributable to increased revenues of $30.1 million related to the commercial and aviation space, partially offset by the substantial completion of a large Rocky Mountain construction joint venture project and lower volume in Texas. Revenues increased $47.9 million or 13.2% in the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily the result of six months compared to three months contribution from the April 3, 2017 Tealstone Acquisition, which resulted in approximately $17.7 million in additional revenue. The remaining increase is driven by growth in our other civil work in the commercial and aviation space, partially offset by the substantial completion of a Hawaii project.

Operating income
Our heavy civil construction segment had operating income of $6.4 million for the second quarter of 2018, an increase of $3.2 million, compared to the second quarter of 2017. The improvement was the result of volume driven increases of approximately $1.4 million and project mix contributions from our other civil work in the commercial and aviation space. Operating income was $8.3 million for the six months ended June 30, 2018, an increase of $6.7 million, in our heavy civil construction segment compared to the six months ended June 30, 2017. The improvement was the result of volume driven increases of approximately $4.1 million, a $1.2 million increase from a six months compared to three months contribution from the April 3, 2017 Tealstone Acquisition with the remainder from project mix contributions from other civil work in the commercial and aviation space.
Residential Construction
Revenues
Our residential construction segment contributed $45.5 million in revenues for the second quarter of 2018, an increase of $8.2 million or 22.1%, compared to the second quarter of 2017. The increase in revenue is indicative of the underlying growth in the Dallas-Fort Worth area and to a lesser extent expansion into adjacent markets. Revenues increased $43.5 million to $80.7 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017, the result of the April 3, 2017 Tealstone Acquisition, which contributed approximately $35.3 million in additional revenue in the period over period variance referenced above.
Operating income
The residential construction segment had operating income of $5.8 million for the second quarter of 2018, an increase of $0.6 million, compared to the second quarter of 2017. The improvement was the result of volume driven increases, offset by increased earnout expense and start-up costs from the expansion into the Houston area. Operating income was $10.5 million for the six months ended June 30, 2018, an increase of $5.6 million, compared to the six months ended June 30, 2017. The improvement was the result of six months compared to three months contribution from the April 3, 2017 Tealstone Acquisition.

Liquidity and Sources of Capital
The following table sets forth information about our cash flows and liquidity (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(9,524)	$(12,336)
Investing activities	(3,956)	(58,963)
Financing activities	(3,888)	88,572
Total increase (decrease) in cash and cash equivalents	$(17,368)	$17,273

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$66,585	$83,953
Working capital	$114,122	$96,234
The significant non-cash items in operating activities include depreciation and amortization expense, which were $8.3 million in the six months ended June 30, 2018 and 2017. Amortization expense has increased approximately $0.6 million as a result of our April 3, 2017 acquisition where we acquired identified intangible assets. Depreciation expense decreased as part of our efforts to maintain our current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

Operating Activities
During the six months ended June 30, 2018, net cash used in operating activities was $9.5 million compared to $12.3 million in the six months ended June 30, 2017. The drivers of operating activities cash flows were primarily the result of our improvement in net income discussed above, non-cash items, the change in our accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.

Cash and Working Capital
Cash at June 30, 2018, was $66.6 million, and includes the following components (amounts in thousands):

	June 30, 2018	December 31, 2017
Generally Available	$36,710	34,031
Consolidated 50% Owned Subsidiaries	17,566	31,056
Construction Joint Ventures	12,309	18,866
Total Cash	$66,585	$83,953
The increase in generally available cash is primarily due to our improvement in net income, partially offset by $4.7 million of repayments on our Oaktree Facility during the first quarter of 2018. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels is driven by project mix and the substantial completion of a large Rocky Mountain region construction joint venture project and a large project in Hawaii. Our working capital increased $17.9 million to $114.1 million at June 30, 2018 from $96.2 million at December 31, 2017, due to the cash factors previously described and the Contract Capital discussion below.
Contract Capital
The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in the components of Contract Capital were as follows (amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$724	$(4,939)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,070)	12,513
Contracts in progress, net	(3,346)	7,574
Contracts receivable, including retainage	(30,534)	(40,163)
Receivables from and equity in construction joint ventures	(386)	(333)
Inventories	3,008	1,405
Accounts payable	(1,073)	12,922
Contract Capital, net	$(32,331)	$(18,595)
The six months ended June 30, 2018 change in Contract Capital decreased liquidity by $32.3 million. Fluctuations in our Contract Capital balance and its components are not unusual in our business and are impacted by seasonality, the size of our projects and changing type and mix of projects in our backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects. We expect cash flow from operations to improve, principally driven by seasonality.
Investing Activities
During the six months ended June 30, 2018, net cash used in investing activities was $4.0 million compared to $59.0 million in the six months ended June 30, 2017. The decrease is the result of our April 3, 2017 Tealstone acquisition which included a cash component of $55.0 million. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet were approximately $5.3 million for the six months ended June 30, 2018 and $5.9 million for the six months ended June 30, 2017.
Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $3.9 million compared to net cash provided by financing activities of $88.6 million in the six months ended June 30, 2017, driven by the Oaktree Facility to fund the Tealstone Acquisition during the six months ended June 30, 2017.
Credit Facility and Other Sources of Capital
In addition to our available cash, cash equivalents and cash provided by operations, from time to time, we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

Borrowings
Average borrowings under our Oaktree Facility for the six months ended June 30, 2018 was $81.6 million and for the six months ended June 30, 2017 was $85.0 million. Based on our average borrowings and our 2018 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next twelve months of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity.
Capital Strategy
We will continue to explore additional revenue growth and capital alternatives to strengthen our financial position in order to take advantage of the improving heavy civil infrastructure market. We expect to pursue strategic uses of our cash to invest in projects or businesses that meet our gross margin targets, overall profitability and other requirements, as well as managing our debt balances, invest in adjacent markets or other opportunities.

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
At June 30, 2018, there was approximately $56 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $28 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2018, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability provisions under our contracts.
Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital − Contractual Obligations” in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of our sources of market risk. Interest on outstanding indebtedness under our Oaktree Facility is equal to the one-, two-, three- or six-month London interbank rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At June 30, 2018, we had a term loan of $80.3 million outstanding under this facility. A 1% increase in our interest rate would increase interest expense by $0.8 million per year.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	9,571	(1)	$11.26	—	—
May 1 - May 31, 2018	—		$—	—	—
June 1 - June 30, 2018	—		$—	—	—

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

Item 3. Exhibits

The following exhibits are filed with this Report.

Exhibit No.	Exhibit Title
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

10.1.1#*
Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018 (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018). (Replaces incorrect exhibit previously filed.)

10.1.2#
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.2.1#
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2018) (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.2.2#
Form of 2018 Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.3
Third Amendment to Loan and Security Agreement, dated April 3, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.4
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

STERLING CONSTRUCTION COMPANY, INC.

Date: August 2, 2018	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date: August 2, 2018	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer