Form 10-Q
period 2018-09-30
STERLING CONSTRUCTION CO INC
filed 2018-11-06
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
Or
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
[√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [√] No

The number of shares outstanding of the registrant's common stock as of October 31, 2018 -- 27,068,353

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$89,336	$83,953
Receivables, including retainage	160,247	133,931
Costs and estimated earnings in excess of billings on uncompleted contracts	40,275	37,112
Inventories	3,140	4,621
Receivables from and equity in construction joint ventures	11,521	11,380
Other current assets	8,857	7,529
Total current assets	313,376	278,526
Property and equipment, net	52,196	54,406
Goodwill	85,231	85,231
Intangibles, net	43,018	44,818
Other assets, net	343	317
Total assets	$494,164	$463,298
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,271	$97,457
Billings in excess of costs and estimated earnings on uncompleted contracts	63,964	62,374
Current maturities of long-term debt	3,014	3,978
Income taxes payable	279	81
Accrued compensation	14,866	9,054
Other current liabilities	6,275	9,348
Total current liabilities	194,669	182,292
Long-term liabilities:
Long-term debt, net of current maturities	78,424	86,160
Members' interest subject to mandatory redemption and undistributed earnings	48,844	47,386
Deferred taxes	1,299	—
Other long-term liabilities	1,230	1,271
Total long-term liabilities	129,797	134,817
Commitments and contingencies (Note 10)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 shares authorized, 27,068,353 and 27,051,468 shares issued	271	271
Additional paid in capital	233,056	231,183
Retained deficit	(70,544)	(90,121)
Total Sterling common stockholders’ equity	162,783	141,333
Noncontrolling interests	6,915	4,856
Total equity	169,698	146,189
Total liabilities and equity	$494,164	$463,298
 The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$291,266	$304,219	$782,492	$704,047
Cost of revenues	(259,735)	(273,588)	(698,975)	(638,924)
Gross profit	31,531	30,631	83,517	65,123
General and administrative expenses	(11,707)	(13,129)	(38,356)	(36,545)
Other operating expense, net	(5,452)	(4,863)	(11,960)	(9,371)
Operating income	14,372	12,639	33,201	19,207
Interest income	274	107	604	192
Interest expense	(3,067)	(3,576)	(9,265)	(6,672)
Loss on extinguishment of debt	—	—	—	(755)
Income before income taxes and noncontrolling interests in earnings	11,579	9,170	24,540	11,972
Income tax expense	(1,413)	(344)	(1,551)	(469)
Net income	10,166	8,826	22,989	11,503

Noncontrolling interests in earnings	(1,251)	(1,694)	(3,409)	(2,966)
Net income attributable to Sterling common stockholders	$8,915	$7,132	$19,580	$8,537

Net income per share attributable to Sterling common stockholders:
Basic	$0.33	$0.27	$0.73	$0.33
Diluted	$0.33	$0.26	$0.72	$0.33

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,908	26,486	26,893	25,787
Diluted	27,295	26,920	27,174	26,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Amounts in thousands)
(Unaudited)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Retained Deficit	Noncon-trolling Interests
	Shares	Amount				Total
Balance at January 1, 2018	27,051	$271	$231,183	$(90,121)	$4,856	$146,189
Net income	—	—	—	19,580	3,409	22,989
Stock-based compensation	40	—	2,181	—	—	2,181
Distributions to owners	—	—	—	—	(1,350)	(1,350)
Other	(23)	—	(308)	(3)	—	(311)
Balance at September 30, 2018	27,068	$271	$233,056	$(70,544)	$6,915	$169,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income attributable to Sterling common stockholders	$19,580	$8,537
Plus: Noncontrolling interests in earnings	3,409	2,966
Net income	22,989	11,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,511	13,140
(Gain) loss on disposal of property and equipment	(466)	204
Stock-based compensation expense	2,181	2,534
Deferred tax expense	1,299	—
Changes in operating assets and liabilities:
Contracts receivable	(26,316)	(45,044)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,163)	(7,735)
Inventories	1,481	2,833
Receivables from and equity in construction joint ventures	(141)	(1,939)
Other assets	(1,354)	(4,487)
Accounts payable	8,814	16,687
Billings in excess of costs and estimated earnings on uncompleted contracts	1,590	(1,035)
Accrued compensation and other liabilities	2,936	18,028
Members' interest subject to mandatory redemption and undistributed earnings	1,458	1,099
Net cash provided by operating activities	23,819	5,788
Cash flows from investing activities:
Tealstone acquisition, net of cash acquired	—	(54,861)
Additions to property and equipment	(9,533)	(8,305)
Proceeds from sale of property and equipment	1,499	5,830
Net cash used in investing activities	(8,034)	(57,336)
Cash flows from financing activities:
Cash received – Oaktree Facility	—	85,000
Repayments – equipment-based term loan and other	(869)	(4,449)
Repayments – Oaktree Facility	(10,429)	—
Debt issuance costs	—	(6,889)
Loss on debt extinguishment	—	755
Distributions to noncontrolling interest owners	(1,350)	—
Other	2,246	887
Net cash (used in) provided by financing activities	(10,402)	75,304
Net increase in cash and cash equivalents	5,383	23,756
Cash and cash equivalents at beginning of period	83,953	42,785
Cash and cash equivalents at end of period	$89,336	$66,541

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,262	$6,139
Cash paid during the period for income taxes	$279	$145
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$—	$17,061
Notes and deferred payments to sellers	$—	$11,588
Warrants issued to lenders (1,000,000 Warrants)	$—	$3,500
Transportation and construction equipment acquired through financing arrangements	$—	$70
The accompanying notes are an integral part of these condensed consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Business and Significant Accounting Policies
Business Summary
Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.
Presentation
The condensed consolidated financial statements included herein have been prepared by Sterling, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2018 and the results of operations and cash flows for the periods presented. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year or subsequent quarters.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include among other things the recognition of revenue and earnings from construction contracts over time, the valuation of long-term assets, income taxes, purchase accounting, intangibles and goodwill. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
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
Sterling adopted the new standard on January 1, 2018, for all contracts using the modified retrospective method that is described in the following paragraph. The adoption of the new revenue standard had no material impact on its condensed consolidated financial statements as it did not require a change in revenue recognition for either of its segments. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Sterling implemented the new standard's transitional rules as follows: ASC 606-10-65-1 permits the omission of prior-period information about its performance obligations that were not complete at the time of its new adoption of the new standard. Further, rather than applying the new recognition policy on a contract by contract basis, ASC 606-10-32-18 allows the new standard to be applied against a portfolio of contracts (or performance obligations) with similar characteristics. As the majority of its significant contracts are with government entities and major homebuilders that utilize contracts of a similar structure and nature, this new accounting policy did not yield a material difference for the Company than applying the guidance on a contract by contract basis.
In addition to the foregoing, ASC 606-10-32-18 allows entities to waive the requirement to adjust the consideration amount for the effects of a significant financing component if the entity expects, at contract inception, that the period between its fulfillment of the performance obligation and receipt of the customer's payment is less than one year. Further ASC 606-10-32-2A allows entities to make an accounting policy election to exclude taxes assessed by and collected on behalf of government authorities from the transaction price allocated to the performance obligation. Sterling has historically excluded such amounts from its revenues and will continue to do so under the new revenue standard.
See Note 3 for additional discussion of Sterling's revenue recognition accounting policies and expanded disclosures required by the new standard.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-2, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for the interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard using the optional transition method and apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. The Company intends to make an accounting policy election to forgo applying Topic 842 to leases with a term of 12 or fewer months. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, including available practical expedients, but expects the adoption to result in a material increase to its assets and liabilities. The Company does not expect this ASU to have a material impact on its consolidated statements of income or cash flows.

2.	Tealstone Acquisition
General
On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone Residential Concrete, Inc. and Tealstone Commercial, Inc. (collectively, “Tealstone”) from the stockholders thereof (the “Sellers”) for consideration consisting of $55,000,000 in cash, 1,882,058 shares of the Company’s common stock, and $5,000,000 of promissory notes issued to the Sellers. In addition, the Company will make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively, and up to an aggregate of $15,000,000 in earn out payments if specified financial performance levels are achieved (subject to annual maximums) on each of the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated foundations and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period covered by the pro formas, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; and (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined Company following the Tealstone Acquisition. The pro forma for the nine months ended September 30, 2017 (amounts in thousands):

Nine Months Ended
September 30, 2017
Pro forma revenue	$749,176
Pro forma net income attributable to Sterling	$8,848

3.	Revenue from Contracts with Customers
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Sterling's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of the contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product life cycle (design and construction). For contracts with multiple performance obligations, Sterling allocates the contract transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which Sterling forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.
Performance Obligations Satisfied Over Time
Revenue for Sterling's heavy civil construction segment contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 to 36 months. Sterling's heavy civil construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay Sterling for costs incurred plus a reasonable profit and take control of any work in process. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor, material and indirect costs. Revenue from products and services transferred to customers over time accounted for 87% and 85% of revenue for the three and nine months ended September 30, 2018, respectively. Revenue from products and services transferred to customers over time accounted for 87% and 89% of revenue for the three and nine months ended September 30, 2017, respectively.
Performance Obligations Satisfied at a Point in Time
Revenue for the residential construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of the revenue recognized at a point in time is for work performed by the residential construction segment. Unlike the heavy civil construction segment that uses a cost-to-cost input measure for performance, the residential construction segment utilizes an output measure for performance based on the completion of a unit of work (e.g., residential foundation). The typical time frame for completion of a residential foundation is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer. Sterling believes that point in time recognition remains appropriate for this segment and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice. Revenue from goods and services transferred to customers at a point in time accounted for 13% and 15% of revenue for the three and nine months ended September 30, 2018, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 13% and 11% of revenue for the three and nine months ended September 30, 2017, respectively.
Contract modifications are routine in the performance of Sterling's contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Assurance-type warranties are the only warranties provided by the Company and, as such, Sterling does not recognize revenue on warranty-related work. Sterling generally provides a one to two year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. Sterling had no significant deferred pre-contract costs at September 30, 2018.
Backlog
On September 30, 2018, Sterling had $833 million of remaining performance obligations in its heavy civil construction segment, which is also referred to as backlog. Sterling expects to recognize approximately 70% of its backlog as revenue during the next twelve months, and the balance thereafter.

Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, Sterling estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net gain of $2.4 million and $4.1 million for the three and nine months ended September 30, 2018, respectively, and a net gain of $1.3 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, included in “Operating income” on the condensed consolidated statements of operations. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Variable Consideration
The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either Sterling or its customers may initiate change orders. Change orders that are unapproved as to both price and scope are evaluated as claims. Sterling estimates variable consideration for a performance obligation at the most likely amount to which the Company expects to be entitled (or the most likely amount Sterling expects to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled (or will be incurred in the case of liquidated damages). Sterling includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Sterling's estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to Sterling. The Company considers claims to be amounts in excess of approved contract prices that the Company seeks to collect from its customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in Sterling's favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to Sterling's customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken.
Based upon Sterling's review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, Sterling concluded that it was appropriate to include in project price amounts of $9.3 million and $10.0 million, at September 30, 2018 and December 31, 2017, respectively, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on its condensed consolidated balance sheets.
Sterling expects these matters will be resolved without a material adverse effect on its financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Revenue by Heavy Civil Construction Category
Sterling's heavy civil construction segment's portfolio of products and services consists of over 150 active contracts. The following series of tables presents Sterling's heavy civil construction revenue disaggregated by several categories.
Revenue by major end market (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Heavy Highway	$151,882	$179,608	$385,843	$438,741
Commercial	32,261	15,209	89,890	27,050
Aviation	30,587	22,863	81,671	56,310
Water Containment and Treatment	18,457	20,518	48,973	43,388
Other	21,357	25,080	58,691	60,398
Heavy Civil Construction Revenue	$254,544	$263,278	$665,068	$625,887
Revenue by contract type (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed Unit Price	$208,070	$230,002	$562,791	$564,797
Lump Sum and Other	46,474	33,276	102,277	61,090
Heavy Civil Construction Revenue	$254,544	$263,278	$665,068	$625,887
Each of these contract types presents advantages and disadvantages. Typically, Sterling assumes more risk with lump-sum contracts. However, these types of contracts offer additional profits when the work is completed for less than originally estimated. Under fixed-unit price contracts, Sterling's profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the condensed consolidated balance sheet. In Sterling's heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Sterling sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine month period ended September 30, 2018, were not materially impacted by any other factors.
The table below reconciles the net excess billings to the amounts included in the condensed consolidated balance sheets at those dates (amounts in thousands):

	September 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,275	$37,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(63,964)	(62,374)
Net amount of billings in excess of costs and estimated earnings on uncompleted contracts	$(23,689)	$(25,262)
Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior periods. This revenue primarily represents progress on Sterling's construction jobs.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents includes cash balances held by consolidated 50% owned subsidiaries and its majority owned construction joint ventures. At September 30, 2018 and December 31, 2017, cash and cash equivalents included $25.3 million and $31.1 million, respectively, attributable to consolidated 50% owned subsidiaries. At September 30, 2018 and December 31, 2017, cash and cash equivalents included $12.9 million and $18.9 million, respectively, attributable to its majority owned construction joint ventures. Majority owned construction joint ventures and consolidated 50% owned subsidiaries cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to Sterling without approval of the board of directors, or equivalent body, of the respective joint ventures.
 Restricted cash of approximately $4.1 million and $3.6 million is included in “Other current assets” on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. This represents $4.1 million and $3.0 million of cash designated as collateral for a standby letter of credit as of September 30, 2018 and December 31, 2017 respectively. The December 31, 2017 balance also includes $0.6 million of cash deposited by a customer, for the benefit of the Company, in an escrow account which was released upon completion of the job.
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
The liability consists of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	8,844	7,386
Total liability	$48,844	$47,386
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three and nine months ended September 30, 2018 were $5.1 million, and $10.4 million, respectively and for the three and nine months ended September 30, 2017 were $4.5 million and $7.0 million, respectively. These amounts were included in “Other operating expense, net” on the Company’s condensed consolidated statements of operations.

The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined Myers is a VIE, as Sterling is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement, Sterling is exposed to the majority of potential losses of the partnership. As such, the following table presents the condensed financial information of Myers, which is reflected in the Company’s condensed consolidated balance sheets and statements of operations, as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$4,580	$8,590
Contracts receivable, including retainage	31,158	26,844
Other current assets	16,054	15,672
Total current assets	51,792	51,106
Property and equipment, net	7,696	9,001
Goodwill	1,501	1,501
Total assets	$60,989	$61,608
Liabilities:
Current liabilities:
Accounts payable	$28,561	$28,448
Other current liabilities	13,150	11,798
Total current liabilities	41,711	40,246
Long-term liabilities:
Other long-term liabilities	67	3,491
Total liabilities	$41,778	$43,737

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$56,816	$64,266	$142,786	$126,333
Operating income	2,488	3,666	5,227	6,307
Net income attributable to Sterling common stockholders	1,245	1,834	2,615	3,149

6.	Construction Joint Ventures
 Sterling participates in joint ventures with other major construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. These projects generally have joint and several liability. Sterling selects its joint venture partners based on its analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.
For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further information about Sterling's joint ventures.

The following table summarizes the changes in noncontrolling interests (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$4,856	$656
Net income attributable to noncontrolling interest included in equity	3,409	2,966
Distributions to noncontrolling interest owners	(1,350)	—
Balance, end of period	$6,915	$3,622
Where Sterling is a noncontrolling venture partner, the Company accounts for their share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its condensed consolidated statements of operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the condensed consolidated balance sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s condensed consolidated financial statements are shown below (amounts in thousands):

	September 30, 2018	December 31, 2017
Total combined:
Current assets	$64,957	$64,574
Less current liabilities	(72,617)	(78,349)
Net liabilities	$(7,660)	$(13,775)

Sterling’s receivables from and equity in noncontrolling construction joint ventures	$11,521	$11,380

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total combined:
Revenues	$29,557	$27,703	$89,010	$61,210
Income before tax	1,728	(6,281)	7,324	(3,611)
Sterling’s noncontrolling interest:
Revenues	$12,820	$13,664	$41,739	$28,826
Income before tax	858	(1,629)	3,716	(358)
 The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

7.	Property and Equipment
Property and equipment are summarized as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Construction equipment	$123,551	$118,868
Transportation equipment	18,285	17,511
Buildings	9,770	9,577
Office equipment	2,715	3,339
Leasehold Improvement	914	914
Construction in progress	327	258
Land	2,720	2,348
Water rights	—	200
	158,282	153,015
Less accumulated depreciation	(106,086)	(98,609)
Total property and equipment, net	$52,196	$54,406

8.	Intangibles

The following table presents Sterling's acquired finite-lived intangible assets at September 30, 2018 and December 31, 2017 (in thousands):

		September 30, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23 years	$40,823	$(2,707)	$40,823	$(1,353)
Trade name	13 years	5,307	(788)	5,307	(394)
Noncompetition agreements	7 years	487	(104)	487	(52)
Total	22 years	$46,617	$(3,599)	$46,617	$(1,799)

Sterling's intangible expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2018 and $1.8 million for the year ended December 31, 2017.

9.	Secured Credit Facility and Other Debt
Debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Loan	$74,571	$85,000
Notes and deferred payments to sellers, Tealstone acquisition	13,265	12,393
Notes payable for transportation and construction equipment and other	859	1,557
Total debt	88,695	98,950

Less - Current maturities of long-term debt	(3,014)	(3,978)
Less - Unamortized deferred loan costs	(7,257)	(8,812)
Total long-term debt	$78,424	$86,160
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
Interest on the Loan is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Interest on the Loan is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium.
The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 2.00 to 1.00 for the trailing four consecutive fiscal quarters ending September 30, 2018, reducing to 1.80 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less than $15,000,000;

•	gross margin in contract backlog of not less than $65,000,000 for the average of the trailing four consecutive fiscal quarters ending September 30, 2018, increasing to $70,000,000 on March 31, 2019;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 for each of the trailing four consecutive fiscal quarters.
The Company is in compliance with these covenants at September 30, 2018.
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
Deferred loan costs totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders. Warrants valued at $3.5 million were included as well. The total amount is amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan.
Total amortization of deferred loan costs in interest expense of $0.5 million and $1.6 million, respectively has been recorded for the three and nine months ended September 30, 2018. Total amortization expense of deferred loan costs in interest expense of $0.5 million and $1.0 million was recorded for the three and nine months ended September 30, 2017. The fair value of the Oaktree Facility approximates its book value.

Notes and Deferred Payments to Sellers
As part of the Tealstone Acquisition, the Company issued $5,000,000 of Promissory Notes to the Sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on its condensed consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, and was recorded as interest expense. Accreted interest of $0.3 million and $0.5 million was recorded for the three and nine months ended September 30, 2017, respectively.
Notes Payable for Transportation and Construction Equipment
The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $0.9 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92%. The fair value of these notes payable approximates their book value.

10.	Commitments and Contingencies
The Company is required by its insurance providers to obtain and hold a standby letter of credit. These letters of credit serve as a guarantee by the banking institution to pay Sterling's insurance providers the incurred claim costs attributable to its general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. Sterling has cash collateralized the letters of credit, resulting in the cash being designated as restricted.
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
Due to net operating loss carryforwards, Sterling does not expect a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have sufficient net operating loss carry forwards. Current income tax expense of $114 thousand and $252 thousand was recorded for the three and nine months ended September 30, 2018, respectively. Income tax expense of $344 thousand and $469 thousand was recorded for the three and nine months ended September 30, 2017, respectively.
Sterling’s deferred tax expense reflects the change in deferred tax assets and liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a full valuation allowance has been applied to Sterling's net deferred tax assets as of September 30, 2018 and December 31, 2017. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes.    The Company expects to have a deferred tax liability for the excess of book over tax  basis difference in its goodwill.  A $1.3 million deferred tax expense for the three and nine months ended September 30, 2018 has been recorded to reflect this liability.
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
As a result of the Sterling’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	Stockholder's Equity
 Stock-Based Compensation
Sterling has a stock-based incentive plan that is administered by the Compensation Committee of the Board of Directors. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the 2017 Form 10-K for further information.
During the three and nine months ended September 30, 2018, the Company awarded, subject to vesting restrictions, a total of 35,464 and 398,936 common stock awards, respectively. The nine months ended September 30, 2018 common stock awards was reduced by 999 shares forfeited during the period and the acceleration of 7,404 unvested shares related to the departure of a former Board of Director member. The Company recorded stock-based compensation expense of $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, the Company awarded, subject to vesting restrictions, a total of 8,000 and 174,410 common stock awards, respectively. The nine months ended September 30, 2017 included costs for the acceleration of unvested shares related to the departure of our former CEO of $0.7 million. The Company recorded stock-based compensation expense of $0.6 million and $2.5 million for the three and nine months ended September 30, 2017, respectively.
At September 30, 2018 and 2017, total unrecognized compensation cost related to unvested common stock awards was $5.2 million and $1.1 million, respectively. This cost is expected to be recognized over a weighted average period of 3 years.

13.	Net Income Per Share Attributable to Sterling Common Stockholders

The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Sterling common stockholders	$8,915	$7,132	$19,580	$8,537
Weighted average common shares outstanding — basic	26,908	26,486	26,893	25,787
Shares for dilutive unvested stock and warrants	387	434	281	473
Weighted average common shares outstanding and incremental shares assumed repurchased— diluted	27,295	26,920	27,174	26,260
Basic income per share attributable to Sterling common stockholders	$0.33	$0.27	$0.73	$0.33
Diluted income per share attributable to Sterling common stockholders	$0.33	$0.26	$0.72	$0.33

14.	Segment Information
 Due to the April 3, 2017 acquisition of Tealstone, the Company reviewed its reportable segments, operating segments and reporting units. Based on Sterling's review, the Company concluded that their operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction.
Segment reporting is aligned based upon the services offered by two operating groups, which represent the following reportable segments: heavy civil construction and residential construction. Sterling's Chief Operating Decision Maker (“CODM”) evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.

The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Heavy Civil Construction	$254,544	$263,278	$665,068	$625,887
Residential Construction	36,722	40,941	117,424	78,160
Total Revenue	$291,266	$304,219	$782,492	$704,047

Operating Income
Heavy Civil Construction	$9,191	$6,960	$17,488	$8,627
Residential Construction	5,181	5,679	15,713	10,580
Total Operating Income	$14,372	$12,639	$33,201	$19,207

The following table presents total assets by reportable segment at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Assets
Heavy Civil Construction	$363,058	$354,090
Residential Construction	131,106	109,208
Total Assets	$494,164	$463,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Comment Regarding Forward-Looking Statements
This Report, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent its expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein or incorporated herein by reference relate to matters that are predictive in nature, such as its industry, business strategy, goals and expectations concerning its market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
Forward-looking statements reflect Sterling's current expectations as of the date of this Report regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, Sterling's business and operations involve numerous risks and uncertainties, many of which are beyond the Company's control, that could result in expectations not being realized or otherwise could materially affect the financial condition, results of operations and cash flows.
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

•
delays or difficulties related to the completion of projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond the control of the Company, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;

•
factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, over time recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks discussed in this document;

•	design/build contracts which subject Sterling to the risk of design errors and omissions;

•
cost escalations associated with contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	dependence on a limited number of significant customers;

•	adverse weather conditions;

•
the presence of competitors with greater financial resources or lower margin requirements than Sterling and the impact of competitive bidders on the Companies ability to obtain new backlog at reasonable margins acceptable to Sterling;

•	ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;

•	adverse economic conditions in Sterling's markets; and

•	the other factors discussed in more detail in Sterling's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) under “Part I, Item 1A. Risk Factors.”
In reading this Report, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on any forward-looking statements. Investors are cautioned that many of the assumptions upon which the Company's forward-looking statements are based are likely to change after the forward-looking statements are made. Further, Sterling may make changes to their business plans that could affect their results. Although Sterling believes that its plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that the Company makes in this Report are reasonable, Sterling can provide no assurance that they will be achieved.
The forward-looking statements included herein are made only as of the date hereof, and Sterling undertakes no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that Sterling becomes aware of after the date of this Report.

Overview
Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects, primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas, Utah and other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

Market Outlook and Trends

Heavy Civil Construction
Sterling's heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling's key markets have instituted actions to further increase annual spending. In Texas, two constitutional amendments were passed in 2017, which will increase the annual funds allocated to transportation projects from $4.0 billion to $4.5 billion per year. Texas also has locally approved bonds estimated at $1.3 billion that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 12-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion per year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects, however a repeal referendum to remove the incremental funding will be up for vote in the fall of 2018. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In addition to the state locally funded actions, Sterling is in year three of the 2015 federally funded five-year $305 billion surface transportation bill that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. After the midterm 2018 elections, Sterling anticipates a refocus on further federally mandated funding sources. See “Item 1. Business—Our Markets, Competition and Customers” in Sterling's 2017 Form 10-K for a more detailed discussion of its markets and their funding sources.
Bid Discipline and Project Execution
To ensure that the Company takes full advantage of the improved market conditions and maximize profitability, Sterling has completed an extensive evaluation of its heavy civil construction projects’ historical success based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process which, along with the institution of common processes, will enable the Company to focus its resources on the most beneficial projects and significantly reduce its risk. In addition, in order to strengthen these processes and capitalize further on the improved market conditions, Sterling appointed a Chief Operating Officer in the first quarter of 2016, and in the first quarter of 2018 appointed a Vice President, Strategy and Business Development.
Backlog
At September 30, 2018, backlog of construction projects, which is made up solely of the heavy civil construction segment, was $833 million, as compared to $744 million at December 31, 2017. The contracts in this backlog are typically completed in 12 to 36 months. Contracts for which Sterling is the apparent low bidder on the project (“Unsigned Low-bid Awards”) are excluded from backlog until the contract has been executed by its customer. Unsigned Low-bid Awards were $342 million at September 30, 2018. The combination of backlog and Unsigned Low-bid Awards, which Sterling refers to as "combined backlog," totaled $1,175 million and $995 million, respectively at September 30, 2018 and December 31, 2017. Backlog includes $38 million and $55 million at September 30, 2018 and December 31, 2017, respectively, attributable to its share of estimated revenues related to joint ventures where Sterling is a noncontrolling joint venture partner.
Sterling's margin in backlog has increased approximately 30 basis points, from 8.4% at December 31, 2017 to 8.7% at September 30, 2018. The increase is attributable to higher margins from commercial and aviation projects and to a lesser extent heavy highway. Sterling's margin in combined backlog increased to 9.0% at September 30, 2018 from 8.3% at December 31, 2017.

Residential Construction
Sterling's residential construction business was a component of the Tealstone acquisition. Continuing revenue growth of its residential construction business is directly related to the growth of new home starts in its key markets. The Company's core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Sterling's customers' expected average growth during 2018 is approximately 13% in the Dallas-Forth Worth Metroplex. During 2018, Sterling has expanded the residential business into the Houston market and surrounding areas.

Summary of Consolidated Financial Results for the Current Quarter

Sterling had operating income of $14.4 million, income before income taxes and earnings attributable to noncontrolling interest owners of $11.6 million, net income attributable to Sterling common stockholders of $8.9 million and net income per diluted share attributable to Sterling common stockholders of $0.33.

Consolidated Financial Highlights for the three and nine Months Ended September 30, 2018 (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$291,266	$304,219	$782,492	$704,047
Gross profit	31,531	30,631	$83,517	$65,123
General and administrative expenses	(11,707)	(13,129)	(38,356)	(36,545)
Other operating expense, net	(5,452)	(4,863)	(11,960)	(9,371)
Operating income	14,372	12,639	33,201	19,207
Interest, net	(2,793)	(3,469)	(8,661)	(6,480)
Income tax expense	(1,413)	(344)	(1,551)	(469)
Noncontrolling interests in earnings	(1,251)	(1,694)	(3,409)	(2,966)
Net income attributable to Sterling common stockholders	$8,915	$7,132	$19,580	$8,537
Gross margin	10.8%	10.1%	10.7%	9.2%
Operating margin	4.9%	4.2%	4.2%	2.7%
 Revenues
Revenues decreased $13.0 million, or 4.3% in the third quarter of 2018 compared with the third quarter of 2017. The decrease in the third quarter of 2018 is driven by an $8.7 million decrease in heavy civil construction and $4.2 million decrease in residential construction. Revenues increased $78.4 million or 11.1% in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily from a nine months compared to six months contribution from the April 3, 2017 Tealstone Acquisition, which resulted in approximately $53.0 million in additional revenue. The remaining increase is driven by the increase in heavy civil construction.
Gross profit
Gross profit increased $0.9 million for the third quarter of 2018 compared with the third quarter of 2017. Sterling's gross margin increased to 10.8% in the third quarter of 2018, as compared to 10.1% in the third quarter of 2017. The increase in gross margin during the third quarter of 2018 as compared to the third quarter of 2017 was attributable to improvement in its heavy civil construction business. Gross profit increased $18.4 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily the result of the April 3, 2017 Tealstone Acquisition, which resulted in approximately $9.5 million in additional gross profit.
At September 30, 2018 and 2017, Sterling had approximately 173 and 140 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more the Company is able to refine its estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses
General and administrative expenses decreased $1.4 million to $11.7 million during the third quarter of 2018 from $13.1 million in the third quarter of 2017 primarily related to decreased business development costs. General and administrative expenses increased $1.8 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily from the inclusion of nine months compared to six months contribution from the April 3, 2017 Tealstone Acquisition.
As a percent of revenues, general and administrative expenses decreased 0.3% to 4.9% during the nine months ended September 30, 2018. The decrease in general and administrative expenses, as a percent of revenue, is primarily the result of increased operating leverage from higher revenues in heavy civil construction.
Other operating expense, net
Other operating expense, net, includes 50% of earnings and losses related to Members’ interests of consolidated 50% owned subsidiaries and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase its liability account. The change in other operating expense, net, was $0.6 million during the third quarter of 2018, driven by an increase in Members' interest earnings of $0.6 million. Other operating expense, net, increased $2.6 million to $12.0 million during the nine months ended September 30, 2018, compared to $9.4 million during the nine months ended September 30, 2017, driven by an increase in Members' interest earnings of $3.4 million and increased earnout expense of $0.5 million, partially offset by a loss from disposition of a property in Texas of $0.9 million.
Interest expense
Interest expense was $3.1 million in the third quarter of 2018 compared to $3.6 million in the third quarter of 2017. The decrease in interest expense reflects lower comparative debt levels, partially offset by higher interest rates. The interest expense is primarily related to its borrowings under the Oaktree Facility, which replaced the Equipment-based Facility and funded the cash component of the Tealstone Acquisition. Interest expense was $9.3 million in the nine months ended September 30, 2018 compared to $6.7 million in the nine months ended September 30, 2017, reflecting nine months of interest from its borrowings under the Oaktree Facility in the 2018 period compared to only six months in the 2017 period. Sterling's cumulative repayments since the inception of the Oaktree Facility total $10.4 million, while the prevailing interest rate increased approximately 100 basis points during that same period.

Segment Financial Highlights for the three and nine Months Ended September 30, 2018 (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Revenue
Heavy Civil Construction	$254,544	87%	$263,278	87%	$665,068	85%	$625,887	89%
Residential Construction	36,722	13%	40,941	13%	117,424	15%	78,160	11%
Total Revenue	$291,266		$304,219		$782,492		$704,047
Operating Income
Heavy Civil Construction	$9,191	64%	$6,960	55%	$17,488	53%	$8,627	45%
Residential Construction	5,181	36%	5,679	45%	15,713	47%	10,580	55%
Total Operating Income	$14,372		$12,639		$33,201		$19,207
Heavy Civil Construction
Revenues
Revenues were $254.5 million for the third quarter of 2018, a decrease of $8.7 million or 3.3% compared to the third quarter of 2017. The decrease was primarily attributable to decreased revenues of $27.7 million related to the heavy highway, partially offset by increased revenues of $17.1 million related to commercial and aviation work. The heavy highway decrease is attributable to lower construction joint venture revenues totaling $19.4 million for the third quarter of 2018 compared to $52.2 million in the third quarter of 2017. Revenues increased $39.2 million or 6.3% in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily the result of nine months compared to six months contribution from the commercial heavy civil component of the April 3, 2017 Tealstone Acquisition, which resulted in approximately $17.7 million in additional revenue. The remaining increase is mainly driven by growth in commercial and aviation work.

Operating income
Operating income was $9.2 million for the third quarter of 2018, an increase of $2.2 million, compared to the third quarter of 2017. The improvement was the result of volume driven increases and project mix contributions from the commercial and aviation work. Operating income was $17.5 million for the nine months ended September 30, 2018, an increase of $8.9 million, compared to the nine months ended September 30, 2017. The improvement was the result of volume driven increases of approximately $3.6 million, a $1.3 million increase from a nine months compared to six months contribution from the April 3, 2017 Tealstone Acquisition with the remainder from project mix contributions from commercial and aviation work.
Residential Construction
Revenues
Revenues were $36.7 million for the third quarter of 2018, a decrease of $4.2 million or 10.3%, compared to the third quarter of 2017. The decrease in revenue is attributable to the significant amount of rain fall in Texas during the second half of the quarter, making September 2018 the wettest month on record for the State of Texas, which drove a 19% decrease in foundations poured. Revenues increased $39.3 million to $117.4 million in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, the result of the April 3, 2017 Tealstone Acquisition, which contributed approximately $35.3 million in additional revenue in the period over period variance referenced above.
Operating income
Operating income was $5.2 million for the third quarter of 2018, a decrease of $0.5 million, compared to the third quarter of 2017. The decline was due to lower revenues in the quarter due to rain delays referenced above. Operating income was $15.7 million for the nine months ended September 30, 2018, an increase of $5.1 million, compared to the nine months ended September 30, 2017. The improvement was the result of nine months compared to six months contribution from the April 3, 2017 Tealstone Acquisition.

Liquidity and Sources of Capital
The following table sets forth information about Sterling's cash flows and liquidity (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$23,819	$5,788
Investing activities	(8,034)	(57,336)
Financing activities	(10,402)	75,304
Total increase (decrease) in cash and cash equivalents	$5,383	$23,756

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$89,336	$83,953
Working capital	$118,707	$96,234
The significant non-cash items in operating activities include depreciation and amortization expense, which was $12.5 million and $13.1 million in the nine months ended September 30, 2018 and 2017. Amortization expense in 2018 has increased approximately $0.6 million as a result of its April 3, 2017 acquisition where Sterling acquired identified intangible assets. Depreciation expense decreased as part of the Company's efforts to maintain its current fleet of equipment and supplement it as necessary with more economical project specific leased equipment.

Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $23.8 million compared to $5.8 million in the nine months ended September 30, 2017. The drivers of operating activities cash flows were primarily the result of Sterling's improvement in net income discussed above, non-cash items, the change in accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”) as discussed below.

Cash and Working Capital
Cash at September 30, 2018, was $89.3 million, and includes the following components (amounts in thousands):

	September 30, 2018	December 31, 2017
Generally Available	$51,169	34,031
Consolidated 50% Owned Subsidiaries	25,262	31,056
Construction Joint Ventures	12,905	18,866
Total Cash	$89,336	$83,953
The increase in generally available cash is primarily due to the improvement in cash flow from operations, partially offset by $10.4 million of repayments on the Oaktree Facility during 2018. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels is driven by project mix and the substantial completion of a large Rocky Mountain region construction joint venture project and a large project in Hawaii. Sterling's working capital increased $22.5 million to $118.7 million at September 30, 2018 from $96.2 million at December 31, 2017, due to the cash factors previously described and the Contract Capital discussion below.
Contract Capital
The need for working capital for Sterling's business varies due to fluctuations in operating activities and investments in its Contract Capital. The changes in the components of Contract Capital were as follows (amounts in thousands):

	September 30, 2018	September 30, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$(3,163)	$(7,735)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,590	(1,035)
Contracts in progress, net	(1,573)	(8,770)
Contracts receivable, including retainage	(26,316)	(45,044)
Receivables from and equity in construction joint ventures	(141)	(1,939)
Inventories	1,481	2,833
Accounts payable	8,814	16,687
Contract Capital, net	$(17,735)	$(36,233)
The nine months ended September 30, 2018 change in Contract Capital decreased liquidity by $17.7 million. Fluctuations in the Contract Capital balance and its components are not unusual in the business and are impacted by seasonality, the size of projects and changing type and mix of projects in backlog. Sterling's Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects. Sterling expects cash flow from operations to improve, principally driven by seasonality.
Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $8.0 million compared to $57.3 million in the nine months ended September 30, 2017. The decrease is the result of the April 3, 2017 Tealstone acquisition which included a cash component of $55.0 million. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand construction fleet were approximately $9.5 million for the nine months ended September 30, 2018 and $8.3 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the company completed the sale of an office, equipment shop and yard facilities located in Texas, resulting in cash proceeds of $3.0 million during the period.
Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $10.4 million compared to net cash provided by financing activities of $75.3 million in the nine months ended September 30, 2017, driven by the Oaktree Facility to fund the Tealstone Acquisition during the nine months ended September 30, 2017.
Credit Facility and Other Sources of Capital
In addition to Sterling's available cash, cash equivalents and cash provided by operations, from time to time, the Company uses borrowings to finance acquisitions, capital expenditures and working capital needs.

Borrowings
Average borrowings under the Oaktree Facility for the nine months ended September 30, 2018 was $79.6 million and for the nine months ended September 30, 2017 was $85.0 million. Based on the Company's average borrowings and its 2018 forecasted cash needs, Sterling continues to believe that the Company has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity.
Capital Strategy
Sterling will continue to explore additional revenue growth and capital alternatives to strengthen its financial position in order to take advantage of the improving heavy civil infrastructure market. Sterling expects to pursue strategic uses of its cash to invest in projects or businesses that meet its gross margin targets, overall profitability and other requirements, as well as managing its debt balances, invest in adjacent markets or other opportunities.

Inflation
Inflation generally has not had a material impact on Sterling's financial results; however, from time to time, increases in oil, fuel and steel prices have affected its cost of operations. Anticipated cost increases and reductions are considered in the Company's bids to customers on proposed new construction projects.
When Sterling is the successful bidder on a heavy civil construction project, Sterling executes purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees and Sterling has no obligation for materials and services beyond those required to complete the contracts with its customers. There can be no assurance that increases in prices of oil and fuel used in the Company's business will be adequately covered by the estimated escalation Sterling has included in its bids and there can be no assurance that all of its vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. Sterling adjusts the total estimated costs on projects when it is believed it is probable that there will be cost increases which will not be recovered from customers, vendors or re-engineering.
Inflation affects residential construction projects minimally as these projects are typically completed in less than one month.

Off-Balance Sheet Arrangements and Joint Ventures
Sterling participates in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although Sterling's agreements with its joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of its partners is unable to pay its share, Sterling would be fully liable for such share under its contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that Sterling could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement.
At September 30, 2018, there was approximately $75.6 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $37.8 million represented Sterling's proportionate share. Due to the joint and several liability under the Company's joint venture arrangements, if one of its joint venture partners fails to perform, Sterling and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2018, Sterling was not aware of any situation that would require it to fulfill responsibilities of its joint venture partners pursuant to the joint and several liability provisions under its contracts.
Off-balance sheet arrangements related to operating leases are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital − Contractual Obligations” in the 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of Sterling's sources of market risk. Interest on outstanding indebtedness under the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Sterlings interest rates for the periods ended September 30, 2018, December 31, 2017 and September 30, 2017 were 10.88%, 10.12% and 10.05% respectively. This represents an increase of approximately 83 basis points year over year. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At September 30, 2018, Sterling had a term loan of $74.6 million outstanding under this facility. A 1% increase in the interest rate would increase interest expense by $0.7 million per year.
See “Inflation” above regarding risks associated with materials and fuel purchases required to complete construction contracts.

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2018 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Sterling is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Sterling regularly analyzes current information about these proceedings and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the condensed consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2017 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased in the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly- Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—		$—	—	—
August 1 - August 31, 2018	445	(1)	$15.23	—	—
September 1 - September 30, 2018	—		$—	—	—

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

10.1.1#* **	Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018.
31.1*	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2*	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
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
* Filed herewith.
* Registrant previously filed this exhibit in its Annual Report on Form 10-K for the fiscal year ending December 31, 2017 as Exhibit 10.2.1 thereto. Registrant referenced such exhibit as Exhibit 10.1.1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 without actually refiling or hyperlinking the exhibit. Registrant is hereby refiling as Exhibit 10.1.1 to this Quarterly Report on Form 10-Q to correct the information previously filed and referenced.
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: November 6, 2018	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer