Form 10-K
period 2018-12-31
STERLING CONSTRUCTION CO INC
filed 2019-03-05
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[√] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [√] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [√] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [√] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2018: $341,407,747.

At March 1, 2019, the registrant had 26,639,715 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2019 are incorporated by reference into Part III of this Form 10-K.

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

Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
factors that affect the accuracy of estimates inherent in our bidding for contracts, estimates of backlog, recognition of revenue and earnings from construction contracts over time, including onsite conditions that differ materially from those assumed in our original bid, contract modifications, or mechanical problems with our machinery or equipment;

•
actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;

•
cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, including changes in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;

•	change in cost to lease, acquire or maintain our equipment;

•	our dependence on a limited number of significant customers;

•
the presence of competitors with greater financial resources or lower margin requirements than ours, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;

•	a shutdown of the federal government;

•	our ability to qualify as an eligible bidder under government contract criteria;

•
changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets;

•
delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;

•	design/build contracts which subject us to the risk of design errors and omissions;

•	our ability to obtain bonding or post letter of credit;

•	our ability to raise additional capital on favorable terms;

•	our ability to attract and retain key personnel;

•	increased unionization of our workforce or labor costs and any work stoppages or slowdowns;

•	adverse weather conditions;

•	our ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and

•	the other factors discussed in more detail in “Item 1A. Risk Factors.”

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

Item 1. Business

Overview of the Company’s Business

Sterling Construction Company, Inc., ("Sterling" or "the Company") was founded in 1991 as a Delaware corporation. Our principal executive offices are located at 1800 Hughes Landing Boulevard, Suite 250, The Woodlands, Texas 77380 and our telephone number at this address is (281) 214-0800. Our construction business was founded in 1955 by a predecessor company in Michigan and is now conducted through our subsidiaries which primarily include: J. Banicki Construction, Inc., an Arizona corporation, or "JBC"; Myers & Sons Construction, L.P., a California limited partnership, or "Myers"; Myers & Sons Construction, LLC, a California limited liability company and wholly-owned subsidiary of Myers; Ralph L. Wadsworth Construction Company, LLC, a Utah limited liability company, or "RLW"; Road and Highway Builders, LLC, a Nevada limited liability company, or "RHB"; Tealstone Commercial, Inc., a Texas corporation, or "TCI"; Tealstone Residential Concrete, Inc., a Texas corporation, or "TRC"; and Texas Sterling Construction Co., a Delaware corporation, or "TSC". TCI and TRC combined are referred to as "Tealstone." The terms “Company,” “Sterling,” and “we” refer to Sterling Construction Company, Inc. and its subsidiaries except when it is clear that those terms mean only the parent company or a particular subsidiary.

The Company is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects. We operate primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah, as well as other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

Sterling has grown its service profile and geographic reach both organically and through acquisitions. RHB was acquired in 2007, which expanded the footprint into Nevada and Hawaii. Expansions into Utah, Arizona and California were achieved with the 2009 acquisition of RLW and the 2011 acquisitions of JBC and Myers, respectively. Expansion into single family home residential concrete foundation projects was achieved with the 2017 acquisition of Tealstone.

Recent Developments

In 2018, the Company's revenues increased to $1,037.7 million, from $958.0 million in 2017. Our 2018 operating income totaled $42.6 million and net income attributable to Sterling common stockholders was $25.2 million compared to an operating income of $26.2 million and a net income of $11.6 million in 2017. Our gross margins have increased to 10.6% in 2018 from 9.3% in 2017. In addition, the Company generated $39.5 million of cash from operations, repaid $10.4 million of debt and repurchased $4.7 million of common stock in 2018.

The Company's financial improvements reflect progress in delivering our multi-year strategy to solidify the base, grow high margin products and expand into adjacent markets. Our strategic element to solidify the base of the heavy civil construction business focuses on cost reductions, remaining disciplined at the bid table, monitoring pricing at the time of bid, and executing the projects to expectations. The strategy element to grow high margin products is reflected in the increasing percentage of backlog of non-heavy highway projects. Finally, expansion of the residential business, as well as other acquisition opportunities, will lead to further expansion into adjacent markets. Overall, the execution of our strategy led to improved operating income of $42.6 million in 2018 compared to an operating income of $26.2 million in 2017.

Sterling's heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling's key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In Texas, two constitutional amendments were passed in 2015, which will increase the annual funds allocated to transportation projects from $4.0 billion to $4.5 billion per year. Texas also has locally approved bonds estimated at $1.3 billion that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 1-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion per year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects. In addition to the state locally funded actions, Sterling is in year four of the 2015 federally funded five-year $305 billion surface transportation bill that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020.

Initiation of a 2 Million Share Stock Repurchase Program

On November 2, 2018, the Board of Directors approved the repurchase of up to 2 million shares of its outstanding common stock through June 30, 2020. The repurchase program permits shares to be repurchased in the open market or in private transactions and pursuant to any trading plan that may be adopted in accordance with all applicable securities laws and regulations. Repurchases will be made at management's discretion at prices that management considers to be attractive and in the best interests of both Sterling and its stockholders. The timing and amount of shares repurchased will depend on a variety of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and Sterling's financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate Sterling to purchase any particular number of shares.

Tealstone Acquisition

On April 3, 2017, the Company consummated the acquisition (the “Tealstone Acquisition”) of 100% of the outstanding stock of Tealstone from the stockholders thereof (the “Sellers”) for consideration totaling $84 million and up to an aggregate of $15.0 million in earn-out payments if specified financial performance levels are achieved. Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading homebuilders, multi-family developers and general contractors in both residential and commercial markets. This acquisition enables expansion into adjacent markets and diversification of revenue streams and customer base with higher margin work.

In conjunction with the Tealstone Acquisition, on April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), providing for a term loan of $85.0 million (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. The Loan is secured by substantially all of the assets of the Company and its subsidiaries.

Our Markets and Customers

Our operations are performed under our heavy civil construction and residential construction segments within the United States (“U.S.”). See Note 18 - Segment Information for additional details (references to “Note” or “Notes” refer to the Notes to the consolidated financial statements for the year ended December 31, 2018, included in this annual report on Form 10-K).

Heavy Civil Construction
Our heavy civil construction segment relies heavily on federal and state infrastructure spending. In our heavy civil construction segment, our principal markets are Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah. Within our principal markets, our core customers are the departments of transportation in various states DOTs, regional transit authorities, airport authorities, port authorities, water authorities, railroads and commercial construction customers.

Currently, our largest customers are Utah, Texas and California DOTs. The Utah DOT contributed more than 10% of our consolidated revenues in 2018. We routinely construct projects for these customers. If we lost any of these customers, it could have a material adverse effect on our financial results. Refer to Item 1A "Risk Factors" and Note 16 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.

Residential Construction

Our residential construction segment's principal market is Texas, specifically the Dallas-Fort Worth area and the surrounding communities. The core customer base for residential construction segment is primarily made up of leading national home builders as well as regional and custom home builders. Our largest customers are Pulte Group, Inc., D.R. Horton, Inc., Lennar and HISTORYMAKER Homes.

Competition

Our competition for both segments ranges from small local contractors to large international construction companies. We traditionally try to position ourselves to bid on work that is too large for the small local contractors yet too small for the large national and international construction companies. However, if market conditions became less favorable, we would tend to see migration from both the small local contractors and large international players into that geographical market. This, in return, could increase competitive bidding pressure and reduce both revenue growth and margins. See the section below entitled, Item 1A. "Risk Factors."

Seasonality

Our operations for both segments are typically affected by weather conditions primarily during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees.

Source and Availability of Raw Materials

We purchase raw materials for both segments, including but not limited to, cement, aggregate, concrete, liquid asphalt, steel, diesel and gasoline fuel, natural gas and propane from numerous sources. The price and availability of raw materials may vary from year to year due to fluctuations in market conditions and production capacities. We do not foresee a lack of availability of any necessary raw materials over the next twelve months.

Heavy Civil Construction Backlog

Components of our heavy civil construction Combined Backlog are as follows:

•
"Backlog" is the unearned revenue we expect to earn in future periods on our executed heavy civil construction contracts. Backlog was $851 million and $744 million as of December 31, 2018 and 2017, respectively. As the construction on our projects progress, we increase or decrease Backlog to take into account signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We anticipate that approximately 75% of our Backlog will be recognized as revenues during 2019.

•
We exclude from "Backlog" contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) until the contract is executed by our customer. Unsigned Low-bid Awards were $293 million at December 31, 2018 and $250 million at the end of 2017. We expect substantially all of the Unsigned Low-bid Awards at December 31, 2018 to be signed and included in Backlog in the first half of 2019.

•	The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog," totaled $1.1 billion and $995 million as of December 31, 2018 and 2017, respectively.

Types of Contracts

Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including cost-reimbursable, lump sum and fixed-unit price. Each contract is designed to optimize the balance between risk and reward. At December 31, 2018, approximately 80% of our backlog was contracted on a fixed-unit price or lump sum basis. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our types of risk and how we mitigate cancellation and credit risk.

Insurance and Bonding

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

Employees

As of December 31, 2018, the Company had approximately 1,935 employees, including 1,637 field personnel in our heavy civil construction division. Of the 1,637 heavy civil construction field employees, 311 were union members covered by collective bargaining agreements primarily in Arizona, California, Hawaii and Nevada. Our residential construction segment had approximately 56 employees, including 41 field personnel. None of the residential construction employees are union members.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as construction projects are completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations. However, we continue to face competition for experienced workers in all our markets.

We focus on our safety processes which have allowed us to maintain a high level of safety at our work sites. All employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with the safety department to ensure safety is planned into all of our operations before they begin. Daily, our project foremen are required to conduct safety briefings with employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior.

Access to Company’s Filings

The Company maintains a website at www.strlco.com on which our latest annual report on Form 10-K, recent quarterly reports on Form 10-Q, recent current reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge; some directly on the website and others through a link to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, compensation and talent development committee, and corporate governance and nominating committee of the Board of Directors and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is incorporated into this annual report on Form 10-K by this reference to it.

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below; any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, stock price and cash flows. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

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

The majority of our revenues and backlog are derived from fixed unit price contracts and from lump sum contracts. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. Given that our revenues per contract are fixed, our ability to achieve contract profitability is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions;

•	contract or project modifications creating unanticipated costs not covered by change orders or contract price adjustments;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	higher than anticipated costs to lease, acquire and maintain equipment;

•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	rapidly increasing labor costs;

•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including OSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	delays in quickly identifying and taking measures to address issues which arise during execution of a project; and

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is apart.

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

We rely on third-party subcontractors to perform some of the work on many of our projects and third party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts. We generally do not bid on contracts unless we have the key subcontractors committed for the anticipated scope of the contract and commitments from suppliers for the significant materials required to complete the contract, and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors or obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a subcontractor or supplier is unable to deliver its services or materials, according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services or materials from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

Diesel fuel and other petroleum-based products are utilized to operate the plants and equipment on which we rely to perform our construction contracts. In addition, our asphalt plants and suppliers use oil in combination with aggregates to produce asphalt used in our road and highway construction projects. Decreased supplies of such products relative to demand, unavailability of petroleum supplies due to refinery turnarounds, higher prices charged for petroleum-based products and other factors can increase the cost of such products. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of such products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our heavy civil and residential concrete construction projects.

The federal government recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our construction business, including steel, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.

We may not accurately assess the quality, and we may not accurately estimate the quantity, availability and cost, of aggregates we need to complete a project, particularly for projects in rural areas.

Particularly for projects in rural areas, we may estimate the quality, quantity, availability and cost for aggregates (such as sand, gravel, crushed stone, slag and recycled concrete) from sources that we have not previously used to supply aggregates, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. If we fail to accurately assess the quality, quantity, availability and cost of aggregates, it could cause us to incur losses, which could materially adversely affect our results of operations.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

We service a significant portion of our contracts with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to utilize our own facilities to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs.

We are dependent on a limited number of heavy civil construction customers.

Due to the size and nature of our heavy civil construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Our significant heavy civil customers, those greater than 10% of our consolidated revenues, accounted for approximately 15% of our revenue in 2018, 25% of our revenue in 2017 and 37% of our revenue in 2016. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition. See Note 16 - Concentration of Risk and Enterprise Wide Disclosures.

The heavy civil construction industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

In the past, a majority of the heavy civil construction contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build, CM/GC and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding heavy civil construction contracts, in addition to cost. Within our geographic markets, we compete with many international, national, regional and local construction firms. Some of these competitors have achieved greater geographic market penetration than we have in the geographic markets in which we compete, and several of our competitors have greater financial and other resources than we do. In addition, a number of international and national companies in our industry that are larger than we are and that currently do not have a significant presence in our geographic markets, if they so desire, could establish a presence in our geographic markets and compete with us for contracts.

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

A prolonged government shutdown may adversely affect our business.

We derive a significant portion of our heavy civil construction revenue from governmental agencies and programs. A prolonged government shutdown could impact inspections, regulatory review and certifications, grants, approvals, or cause other situations that could result in our incurring substantial labor or other costs without reimbursement under government contracts, or the delay or cancellation of key government programs in which we are involved, all of which could have a material adverse effect on our business and results of operations.

Our heavy civil construction business relies on highly competitive and highly regulated government contracts.

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

The U.S. government and various state and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional heavy civil construction contract awards from the U.S. government and other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those heavy civil construction contracts, could materially adversely affect our business, operations, revenues and profits.

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

Refer to our “Business - Our Markets and Customers” section above for a more detailed discussion of our geographic markets.

Most of our significant heavy civil construction contracts can be canceled on short notice.

Our governmental contracts generally have clauses that permit the government to cancel the heavy civil construction contract unilaterally and at any time as long as the government pays for the work already completed. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our residential construction projects, including foundations for single-family and multi-family homes.

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

Although the U.S. housing market continues to recover, especially in the markets currently served by us, we cannot predict with certainty the overall trajectory of these markets or the duration of this trend due to changes in conditions that are beyond our control, including, but not limited to:

•	Rising interest rates;

•	Shortage of lots available for development;

•	Changes in demographics and population migration that impair the demand for new housing;

•	Labor shortages, especially craft labor, and rising costs of labor; and

•	Changes in the tax laws that reduce the benefits of home ownership.

Our participation in heavy civil construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these joint projects depends in part on whether our joint venture partners satisfy their contractual obligations.

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

We may not be able to recover on claims or change orders against clients for payment or on claims against subcontractors for performance.

We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work. Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect for customer-caused delays, errors in specifications and designs, contract terminations or other causes of unanticipated additional costs. These costs may or may not be recovered until the claim is resolved. In addition, we may have claims against subcontractors for performance or non-performance related issues which resulted in additional costs on a project. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows and overall ability to recover change orders and claims, which would have a negative impact on our financial condition, results of operations and cash flows.

We may fail to meet schedule or performance requirements of our heavy civil contracts.

In most cases, our heavy civil construction contracts require completion by a scheduled acceptance date. Failure to timely complete a project could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract.

The design-build project delivery method subjects us to the risk of design errors and omissions.

In the event of a design error or omission causing damages with respect to one of our design-build projects, we could be liable. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that they and we purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our heavy civil construction projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future heavy civil construction contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

An inability to obtain bonding or post letters of credit could limit the aggregate dollar amount of heavy civil contracts that we are able to pursue.

As is customary in the construction business, we are required to provide surety bonds or letters of credit to our customers to secure our performance under heavy civil construction contracts. Our ability to obtain surety bonds or letters of credit primarily depends upon our capitalization, working capital, available credit facilities, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety and letter of credit market. Surety companies and banks consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets and the banking markets generally may result in bonding or letters of credit becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding or letters of credit would limit the amount that we can bid on new contracts and could have a material adverse effect on our future revenues and business prospects.

Timing of the award and performance of new heavy civil contracts may fluctuate.

It is generally very difficult to predict whether and when new contracts will be offered for tender, as our heavy civil construction contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

The uncertainty of the timing of heavy civil construction contract awards may also present difficulties in matching the size of our equipment fleet and work crews with contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

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
In Arizona, California, Hawaii and Nevada a substantial number of our equipment operators and laborers are unionized. Additional groups of our employees may also unionize in the future. If at any time, a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on the business, operating results and financial condition.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance as well as negative reputational impacts relating to health and safety matters.

Our workers are subject to the usual hazards associated with providing construction and related services on construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. In addition, if our safety record were to substantially deteriorate over time or were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts or not award us future business.

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

Because all of our construction projects are performed outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2017 Hurricane Harvey caused damage and disruption that resulted in our inability to perform work on all Houston-area contracts for several days or weeks. Future evacuations in Texas due to hurricanes along the U.S. Gulf of Mexico coastal areas can delay our performance of work on contracts for several days or weeks or longer. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery.

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

Our customers are leading residential homebuilders. Several of these customers individually account for a significant portion of our residential construction business's sales in a normal year. In our residential construction business, D.R. Horton Inc., Pulte Homes Inc., HISTORYMAKER Homes, and Lennar, including their respective affiliates, accounted for approximately 72% and 67% of our revenue for the years ended December 31, 2018 and 2017, respectively. In addition, homebuilders are reliant upon growth in the housing market and the continued ability to purchase and develop land, which ultimately impact customers’ demand for our residential construction services. The loss of any one or more of our significant customers could have a material adverse effect on our results of operations.

Risks Related to Our Financial Results, Financing and Liquidity

Our use of over time recognition (formally known as percentage-of-completion method) accounting related to our heavy civil construction projects could result in a reduction or elimination of previously reported revenue and profits.

As is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize heavy civil contract revenue over time. This method is used because management considers the cost-to-cost measure of progress to be the best measure of progress on these contracts.

Under this method, estimated contract revenue is recognized by applying the cost-to-cost measure of progress for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These adjustments could result in both increases and decreases in profit margins or losses. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We may not be able to fully realize the revenue value reported in our Backlog.
Backlog as of December 31, 2018 totaled $851 million in our heavy civil construction segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

We have pledged the proceeds and other rights under our heavy civil construction contracts to our bond surety, and we have pledged substantially all of our other assets as collateral in connection with our Oaktree Facility. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Oaktree Facility, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions). In April 2017, we amended our certificate of incorporation to increase our authorized shares of common stock from 28 million shares to 38 million shares. If future financing is obtained by the issuance of additional shares of common stock, our stockholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We are subject to certain covenants under our Oaktree Facility that could limit our flexibility in managing our business and our ability to raise capital.

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

Additionally, our Oaktree Facility also requires that we maintain certain financial covenants and prepay outstanding loans (in certain cases with a prepayment premium) with proceeds from the issuance of debt or equity, transfers, events of loss and extraordinary receipts. These requirements could limit our cash flow or impair our ability to conduct business and pursue business strategies. Further, our level of indebtedness could have important other consequences to our business, including the following:

•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to fund future working capital and capital expenditures because of the need to dedicate a substantial portion of our cash flows from operations to payments on our debt service;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to borrow additional funds or refinance existing debt; or

•	requiring that we pledge substantial collateral, which may limit flexibility in operating our business and restrict our ability to sell assets.

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

Our Oaktree Facility bears interest at an annual rate of the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75%, subject to adjustment under certain circumstances. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.

The financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. While an orderly transition to a new benchmark is expected, a universal approach has not been adopted. It is uncertain as to the nature of any replacement rate and whether it will gain widespread market acceptance. Because our Oaktree Facility bears interest calculated by reference to LIBOR, we may be impacted by this transition, including by:

•	the effect of uncertainty regarding the interest rate calculation before replacement benchmark is published regularly and gains widespread market acceptance;

•	the risk that differences in the administration or determination methodology of the replacement benchmark may affect the amount of interest payments; or

•	the potential need to amend our credit facility to specify a replacement reference rate via a consent solicitation, and whether necessary consent may be obtained at an acceptable cost or at all.

Our strategy of growing through strategic acquisitions may not be successful.

We may pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:

•	difficulties in the integration of operations, systems, policies and procedures;

•	enhancements in our controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;

•
failure to implement proper overall business controls, including those required to support our growth, resulting in inconsistent operating and financial practices at companies we acquire or have acquired;

•	termination of relationships with the key personnel and customers of an acquired company;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•
the incurrence of environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which the indemnity is inadequate;

•	disruption of or receipt of insufficient management attention to our ongoing business; and

•	inability to realize the cost savings or other financial benefits that we anticipate.

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

We had $85 million of goodwill and $42 million of intangibles recorded on our consolidated balance sheet at December 31, 2018. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in The Woodlands, Texas, in leased office space with a seven year term ending in 2021. Our executive, finance and accounting offices are located at this facility. We also lease an office located in Lafayette, Colorado for our information technology professionals.

Heavy Civil Construction

Our Texas operations owns an office building and land in Houston and San Antonio, Texas, and we lease office space and an equipment yard in Dallas, which houses it’s management, project management and administrative functions.

Our Utah operations lease office space in Draper, Utah, and also repair facilities in West Jordan City, Utah from entities owned by our Chief Operations Officer and his family members. Refer to Note 17 - Related Party Transactions.

Our Nevada operations lease office space in Sparks, Nevada, and we own our office and repair facilities located in Lovelock, Nevada. In Nevada, we also own property that was previously used to source and produce our own aggregates.

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

Residential Construction

Our Tealstone operations leases a combined office, construction and repair facility in Denton, Texas, which houses Tealstone's executive management, project management and administrative functions. The facility is leased from entities owned primarily by certain officers of Tealstone. Refer to Note 17 - Related Party Transactions.

All of our assets are encumbered, see Note 9 for further discussion on debt and the Oaktree facility.

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

Not applicable.

Executive Officers of the Registrant

(At March 5, 2019)

The following is a list of the Company's executive officers, their ages, positions, offices and the year they became executive officers together with a brief description of their business experience.

Name	Age	Position/Offices	Executive Officer Since
Joseph A. Cutillo	53	Chief Executive Officer & Director	2017
Con L. Wadsworth	58	Executive Vice President & Chief Operating Officer	2016
Ronald A. Ballschmiede	63	Executive Vice President & Chief Financial Officer, Chief Accounting Officer & Treasurer	2015
Richard E. Chandler, Jr.	62	Executive Vice President, General Counsel & Secretary	2017

Each executive officer is appointed by the Board of Directors and, subject to the terms of any employment agreement he may have with the Company, holds office for such term as the Board of Directors may prescribe, or until his death, disqualification, resignation or removal. On December 12, 2018 the Company entered into employment agreements with Mr. Cutillo, Mr. Ballschmiede and Mr. Chandler.

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

Mr. Wadsworth joined RLW in 1976 serving in various capacities, including President of RLW. In March 2016 he was appointed as Executive Vice President & Chief Operating Officer of the Company.

Mr. Ballschmiede has been our Executive Vice President & Chief Financial Officer, Chief Accounting Officer & Treasurer since joining the Company in November 2015. From June 2006 until his retirement in March 2015, Mr. Ballschmiede was Executive Vice President & Chief Financial Officer of Chicago Bridge & Iron Company N.V. (CB&I), a leading engineering, procurement and construction contractor.

Mr. Chandler has been our Executive Vice President, General Counsel & Secretary since joining the Company in October 2017. Mr. Chandler served as Executive Vice President, Chief Legal Officer & Secretary of CB&I, a leading engineering, procurement and construction contractor from February 2011 to December 2016. He is a member of the State Bar of Texas.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market.

On February 28, 2019, there were 762 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings in our business, and we do not anticipate paying any cash dividends. Additionally, our Oaktree Facility restricts the payout of dividends. Whether or not we declare any dividends will be at the discretion of the Board of Directors considering then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under the Company’s Oaktree Facility), business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plan Information

Certain information about the Company's equity compensation plans is incorporated into Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company's proxy statement for its 2019 Annual Meeting of Stockholders. Additionally, information related to the Company's Stock buyback plan is incorporated subsequently in "Issuer Purchases of Equity Securities".

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

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2013 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	December 2013 ($)	December 2014 ($)	December 2015 ($)	December 2016 ($)	December 2017 ($)	December 2018 ($)
Sterling Construction Company, Inc.	100.00	54.48	51.83	72.12	138.79	92.84
Dow Jones US Total Return Index	100.00	112.95	113.66	127.59	155.01	147.30
Dow Jones US Heavy Construction Index	100.00	74.48	65.89	81.29	85.65	63.28

Issuer Purchases of Equity Securities

The following table shows, by month, the number of shares of the Company's common stock that the Company repurchased from employees in the quarter ended December 31, 2018. These shares were repurchased from employees holding shares of the Company's common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company's tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation and Talent Development Committee of the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 – October 31, 2018	3,279	$11.53
November 1 – November 30, 2018	1,100	$12.87
December 1 – December 31, 2018	—	$—

On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The amount and timing of any purchases will depend on a number of factors, including the Company's liquidity position and trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program expires on June 30, 2020 and may be modified, extended or terminated by the Board at any time. The table below sets forth the Company’s share repurchase during the last fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2018	—	$—	—	—
November 1 – November 30, 2018	—	—	—	—
December 1 – December 31, 2018	466,519	10.27	466,519	1,533,481
Total 2018	466,519	$10.27	466,519	1,533,481

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and “Item 8. Financial Statements and Supplementary Data.” Amounts are in thousands, except per share data:

	2018	2017	2016	2015	2014
Revenues	$1,037,667	$957,958	$690,123	$623,595	$672,230
Income (loss) income before income taxes and earnings attributable to noncontrolling interests	$31,278	$15,935	$(7,324)	$(17,179)	$(4,593)
Income tax expense	(1,738)	(118)	(88)	(7)	(632)
Net income (loss)	29,540	15,817	(7,412)	(17,186)	(5,225)
Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	(4,353)	(4,200)	(1,826)	(3,216)	(4,556)
Net income (loss) attributable to Sterling common stockholders before noncontrolling interest revaluation	25,187	11,617	(9,238)	(20,402)	(9,781)
Revaluation of noncontrolling interest due to a new agreement or a put/call liability reflected in additional paid in capital or retained earnings, net of tax	—	—	—	(18,774)	—
Net income (loss) attributable to Sterling common stockholders	$25,187	$11,617	$(9,238)	$(39,176)	$(9,781)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.94	$0.44	$(0.40)	$(2.02)	$(0.54)
Diluted	0.93	0.43	(0.40)	(2.02)	(0.54)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,903	26,274	23,140	19,375	18,063
Diluted	27,194	26,712	23,140	19,375	18,063

Cash dividends declared	$—	$—	$—	$—	$—
Balance sheet:
Total assets	$482,573	$463,298	$301,823	$266,165	$306,451
Long-term debt	$79,117	$86,160	$1,549	$15,324	$37,021
Equity attributable to Sterling common stockholders	$164,401	$141,333	$107,434	$95,845	$133,686
Shares outstanding	27,064	27,051	24,987	19,753	18,803

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sterling Construction Company, Inc.is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects. We operate primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah, as well as other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

On April 3, 2017, the Company consummated the acquisition of 100% of the outstanding stock of Tealstone and entered into the Oaktree Facility providing for a term loan of $85 million with a maturity date of April 4, 2022, which replaced the then existing debt facility. We have determined that with the acquisition of Tealstone there are two reportable segments: heavy civil construction and residential construction. Refer to Note 18 - Segment Information for a discussion of reportable segments and related financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts earned over time, the valuation of long-lived assets, income taxes and purchase accounting. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual amounts could differ from those estimates.

Critical Accounting Policies

On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition

•	Valuation of long-lived assets and goodwill

•	Income taxes

Our significant accounting policies are described in Note 1 - Summary of Business and Significant Accounting Policies to the consolidated financial statements, and conform to the Financial Accounting Standards Board’s Accounting Standards Codification (or GAAP or ASC).

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

Our contracts generally take 12 to 36 months to complete. The Company primarily provides a one-year warranty, two-year in rare cases, for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Revenues are recognized over time (formerly known as percentage-of-completion method), using the ratio of costs incurred to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which the Company performs heavy civil construction work contain retainage provisions. Retainage refers to that portion of billings made by the Company, but held for payment by the customer pending satisfactory completion of the project. Retainage is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2018 and 2017, contracts receivable included $47.4 million and $43.5 million of retainage, respectively, which is being contractually withheld by customers until milestones specified in the contract are complete.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders.

The Company considers unapproved change orders to be contract variations involving a change of scope for which we believe we are contractually entitled to additional revenue, but the change associated with the scope has not yet been agreed upon with the customer. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. The Company recognizes revenue equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims.

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

Valuation of Long-Lived Assets and Goodwill

Long-lived assets, which include property, equipment and acquired intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2018 and 2017, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

We test goodwill for impairment at least annually and we performed our most recent annual impairment test of historical goodwill as of October 1, 2018. Our test indicated there was no impairment of goodwill for our heavy civil construction or residential construction reporting units. See “Segment Reporting” below for further information regarding the determination of our reporting units. Note 8 - Goodwill and Other Intangibles discusses the valuation approach used by the Company to determine the fair value of the Company’s equity for purposes of evaluating whether there is an indication of goodwill impairment. During the 2018 and 2017 annual test, we used a qualitative assessment to determine if it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including “Item 1A. Risk Factors.” No impairments were recorded to our goodwill during the years ended December 31, 2018, 2017 and 2016. At December 31, 2018 and 2017, we had goodwill with a carrying amount of $85.2 million.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) expanding the limitation for executive compensation deductions; and (6) implementing 100% immediate expensing of qualified property. As a result of the reduced federal corporate tax rate under the Tax Act, the Company has reduced the value of its net deferred tax assets $19.3 million to reflect the enacted rate. This reduction in 2017 was entirely offset with a corresponding reduction of our valuation allowance, which resulted in no charge to the tax provision for the year. The Tax Act also provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $0.2 million of AMT credit carryforwards that are expected to be fully refunded by 2022. Therefore, we have recorded a tax benefit and receivable for these credits in our December 31, 2017 financial statements.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company has a deferred tax liability for the excess of book over tax basis difference in its goodwill. A $1.5 million deferred tax expense has been recorded to reflect this liability.

Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This assessment includes any impact from the newly enacted Tax Act. A significant piece of objective negative evidence evaluated was the recurring historical losses from 2013 to 2016 and the first quarter of 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, the Company continued to maintain a valuation allowance of $31.7 million on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets.

If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Market Outlook and Trends

Heavy Civil Construction

Sterling's heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling's key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief.

In Texas, two constitutional amendments were passed in 2015, which will increase the annual funds allocated to transportation projects from $4.0 billion to $4.5 billion per year. Texas also has locally approved bonds estimated at $1.3 billion that were approved in November 2017. In Utah, a 20% gas tax increase to support infrastructure projects was put into effect January 2016, which is the first state gas tax increase in 18 years. The State of Utah also approved, in 2017, a $1 billion bond package for infrastructure improvements. A 1-cent sales tax increase was approved in Los Angeles, California in 2016 that will provide $3 billion per year for local road, bridge and transit projects. In addition, California approved a 10 year $52 billion bill that provides an annual $5 billion in incremental funding for use on highway transit repair projects.

In addition to the state locally funded actions, Sterling is in year four of the 2015 federally funded five-year $305 billion surface transportation bill that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. Should the federal government approve substantive, incremental infrastructure investment in 2019, it would be an additional growth catalyst; however, it would be unlikely to create significant business impact before 2020 or 2021. See “Item 1. Business—Our Markets, Competition and Customers” for a more detailed discussion of its markets and their funding sources.

Bid Discipline and Project Execution

To ensure that the Company takes full advantage of the improved market conditions and maximize profitability, Sterling has completed an extensive evaluation of its historical success on heavy civil construction projects based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process which, along with the institution of common processes, will enable the Company to focus its resources on the most beneficial projects and significantly reduce its risk.

Backlog

At December 31, 2018, our Backlog of construction projects, made up solely of our heavy civil construction segment, was $850.7 million, as compared to $744.4 million at December 31, 2017. The contracts in Backlog are typically completed in 12 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $292.7 million at December 31, 2018 and $250.2 million at the end of 2017. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as "Combined Backlog" totaled $1.1 billion and $1.0 billion as of December 31, 2018 and 2017, respectively. Backlog includes $33.6 million and $55.1 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2018 and 2017, respectively. We anticipate that approximately 75% of our Backlog will be recognized as revenues during 2019, with substantially all remaining recognized in the twelve months following.

Heavy civil contracts-in-progress which were not substantially complete totaled 149 and 164 at December 31, 2018 and 2017, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

We expect that our markets will continue to improve, driven by the conditions discussed in “Item 1. Business.” Furthermore, we believe that the Company is well-established in our particular markets and has the management depth and experience which gives us the ability to perform a broad range of work that will allow us to succeed in current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels. See “Item 1. Business — Our Markets and Customers” for a more detailed discussion of our markets.

Backlog and gross margin:

	Backlog	Gross Margin in Backlog
	(Dollar amounts in thousands)
Fourth quarter of 2018	$850,725	8.5%
Third quarter of 2018	$832,815	8.7%
Second quarter of 2018	$884,611	8.2%
First quarter of 2018	$884,622	8.1%
Fourth quarter of 2017	$744,389	8.4%

Our total margin in Backlog has increased approximately 10 basis points, from 8.4% at December 31, 2017 to 8.5% at December 31, 2018. Our Unsigned Low-bid Awards were $292.7 million at an average margin of 9.9% at December 31, 2018. The increases noted above are primarily the result of the improving market conditions and actions that we have taken to improve bid discipline.

Residential Construction

Sterling's residential construction business was a component of the Tealstone acquisition. Continuing revenue growth of its residential construction business is directly related to the growth of new home starts in its key markets. The Company's core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Sterling's customers' average growth during 2018 was approximately 10% in the Dallas-Fort Worth Metroplex. During 2018, Sterling initiated the expansion of the residential business into the Houston market and surrounding areas.

Fiscal Year Ended December 31, 2018 Compared with Fiscal Year Ended December 31, 2017

	2018	2017	% Change
	(Dollar amounts in thousands)
Revenues	$1,037,667	$957,958	8.3%
Gross profit	110,332	$89,092	23.8%
General and administrative expenses	(50,620)	(48,351)	4.7%
Other operating expense, net	(17,101)	(14,565)	17.4%
Operating income	42,611	26,176	62.8%
Interest income	1,017	314	223.9%
Interest expense	(12,350)	(9,800)	26.0%
Loss on extinguishment of debt	—	(755)	NM
Income before income taxes and noncontrolling interests in earnings	31,278	15,935	96.3%
Income tax expense	(1,738)	(118)	NM
Net income	29,540	15,817	86.8%
Noncontrolling interests in earnings	(4,353)	(4,200)	3.6%
Net income attributable to Sterling common stockholders	$25,187	$11,617	116.8%

Gross margin	10.6%	9.3%	14.0%

Operating margin	4.1%	2.7%	51.9%

Backlog, end of year	$850,725	$744,389	14.3%
 NM – Not meaningful.

Revenues

Revenues for 2018 increased $79.7 million, or 8%, compared with the prior year. The increase is attributable to organic growth of $37.9 million and the inclusion of twelve months of revenue in 2018 from Tealstone operations compared to nine months in 2017 of $41.8 million.

Gross profit

Gross profit increased $21.2 million, or 24%, in 2018 compared with the prior year. Gross margin also increased to 10.6% in 2018 from 9.3% in 2017. Approximately $6.9 million of the year over year increase in gross profit was attributable to the inclusion of a full year of revenues from Tealstone. The remaining gross profit increase reflects improved performance by heavy civil construction driven by higher gross margins in opening backlog and the substantial completion of heavy civil construction projects in Hawaii and the Rocky Mountain region.

General and administrative expenses

General and administrative expenses increased $2.3 million during 2018 to $50.6 million from $48.4 million in 2017. This increase is primarily from the inclusion of twelve months compared to nine months of cost and associated growth of Tealstone and increased bid pursuit costs in our heavy civil business.

As a percentage of revenues, general and administrative expenses decreased to 4.9% in 2018 from 5.0% in 2017. The decrease in general and administrative expenses, as a percentage of revenue, is primarily the result of the leverage generated from generally fixed costs and increases in revenues.

Other operating expense, net

Other operating expense, net, includes Members' interest, acquisition earn-out expense and other miscellaneous operating income or expense. Other operating expense, net, increased to $17.1 million in 2018 from $14.6 million in 2017, driven primarily from an increase in Members’ interest earnings of approximately $3.6 million, partially offset by a reduction in the loss on the sale of an asset and reduced acquisition costs from 2017. See Note 5 - Consolidated 50% Owned Subsidiaries, including Variable Interest Entities ("VIE").

Interest expense

Interest expense for the year ended December 31, 2018 was $12.4 million compared to $9.8 million in 2017. The increase in interest costs is due to increased borrowings to replace our Equipment-based Facility and complete the Tealstone acquisition, the result of twelve months of interest included in 2018 compared to nine months in 2017, and higher interest rates.

Loss on extinguishment of debt

As part of the replacement of our Equipment-based Facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the year ended December 31, 2017.

Income taxes

Our effective income tax rate for 2018 and 2017 was minimal. In 2018 and 2017, our effective income tax rate varied from the statutory rate primarily as a result of the utilization of federal income tax carryforwards which resulted in a change in valuation allowance on our net deferred tax assets. The Company has a deferred tax liability for the excess of book over tax basis difference in its goodwill. A $1.5 million deferred tax expense has been recorded to reflect this liability.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interest in both 2018 and 2017 relates to two joint venture projects in the Rocky Mountain region, in which we hold the majority interest. Both of these projects are substantially complete at the end of 2018.

Segment Results

	Year Ended December 31,
	2018	% of Total	2017	% of Total
Revenue
Heavy Civil Construction	$885,971	85%	$849,966	89%
Residential Construction	151,696	15%	107,992	11%
Total Revenue	$1,037,667		$957,958
Operating Income
Heavy Civil Construction	$21,524	51%	$10,822	41%
Residential Construction	21,087	49%	15,354	59%
Total Operating Income	$42,611		$26,176

Heavy Civil Construction

Revenues

Heavy civil construction revenues were $886 million for the year ended December 31, 2018, which represented an increase of $36 million, compared to 2017. Approximately $106 million was related to an increase in commercial and aviation projects, partially offset by a decrease in heavy highway of $65 million primarily from our two large construction joint venture projects in the Rocky Mountain region. The overall increase is partially attributable to our focus on growing higher margin products and the remainder to the inclusion of a full year of Tealstone Commercial in 2018 compared to nine months in 2017. The balance of the revenue growth was generated across our geographic operations reflecting the improving heavy civil construction market.

Operating income

Operating Income was $21.5 million for the year ended December 31, 2018, an increase of $10.7 million, in our heavy civil construction segment compared to 2017. The improvement was primarily the result of higher gross margins driven by improved bid discipline, project management and project execution of $14.2 million and additional gross profit from the increased volume of approximately $3.3 million. These increases were partially offset by increases in general and administrative expense of $2.3 million, from increased bid pursuit costs and also the inclusion of a full twelve months of Tealstone commercial in 2018 compared to nine months in 2017. Finally, other operating expenses increased as a result of an additional $3.6 million of Members' interest expense driven by higher 2018 earnings levels from our Consolidated 50% owned subsidiaries.

Residential Construction

Revenues

Our residential construction segment was a component of the Tealstone acquisition acquired on April 3, 2017. Its principal market is Texas, specifically the Dallas-Fort Worth Metroplex area. The core customer base for residential construction segment is primarily made up of leading national home builders, as well as regional and custom home builders. Residential construction initiated the expansion into the Houston market and surrounding communities in 2018. Our residential construction segment contributed $151.7 million in revenue during 2018 compared to $108 million in 2017. The year over year increase of $43.7 million is attributable to $12.5 million of organic growth and the remaining $31.2 million a result of twelve months of revenues included in 2018 compared to nine months in 2017.

Operating income

The residential construction segment operating income increased to $21.1 million in 2018 from $15.4 million in 2017. The increase in operating income reflects twelve months in 2018 compared to nine months in 2017 and additional volume from revenues as described above. We continue to see volume increases comparable to our customers' growth rates.

Fiscal Year Ended December 31, 2017 Compared with Fiscal Year Ended December 31, 2016

	2017	2016	% Change
	(Dollar amounts in thousands)
Revenues	$957,958	$690,123	38.8%
Gross profit	$89,092	$42,058	111.8%
General and administrative expenses	(48,351)	(36,844)	31.2%
Other operating expense, net	(14,565)	(9,943)	46.5%
Operating income	26,176	(4,729)	NM
Interest income	314	33	NM
Interest expense	(9,800)	(2,628)	272.9%
Loss on extinguishment of debt	(755)	—	100%
Income (loss) before income taxes and earnings attributable to noncontrolling interests	15,935	(7,324)	NM
Income tax expense	(118)	(88)	34.1%
Net income (loss)	15,817	(7,412)	NM
Noncontrolling owners’ interests in earnings of subsidiaries	(4,200)	(1,826)	130.0%
Net (income) loss attributable to Sterling common stockholders	11,617	(9,238)	NM

Gross margin	9.3%	6.1%	52.5%

Operating margin (deficit)	2.7%	(0.7)%	NM

Backlog, end of year	$744,389	$823,000	(9.6)%
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

 At December 31, 2017, we had approximately 164 contracts-in-progress which were less than 90% complete of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, Sterling concluded that it was appropriate to include in project price amounts of $10.0 million at December 31, 2017 and $15.3 million at December 31, 2016, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

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

Other operating expense, net

Other operating expense, net, includes 50% of earnings related to Members’ interests, gains and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase to our liability account. Other operating expense, net increased to $14.6 million in 2017 from $9.9 million in 2016, driven primarily from an increase in Members’ interest earnings of approximately $2.4 million, $0.5 million related to our earn-out expense, a loss of $1.1 million from the sale of a facility and $0.6 million of acquisition related costs.

Income taxes

Our effective income tax rate for 2017 and 2016 were minimal in both periods. In 2017 and 2016, our effective income tax rate varied from the statutory rate primarily as a result of taxes on subsidiaries' and joint ventures' earnings allocated to noncontrolling interests, tax credits, and the change in valuation allowance.

Net income attributable to noncontrolling interests

The increase of $2.4 million to $4.2 million from $1.8 million in net income attributable to noncontrolling interest owners for the year ended December 31, 2017 compared with the same period in 2016 is driven by increased activity in our construction joint venture projects in the Rocky Mountain region, in which we hold the majority interest.

Segment Results

	Year Ended December 31,
	2017	% of Total	2016	% of Total
Revenue
Heavy Civil Construction	$849,966	89%	$690,123	100%
Residential Construction	107,992	11%	—	—%
Total Revenue	$957,958		$690,123
Operating Income (Loss)
Heavy Civil Construction	$10,822	41%	$(4,729)	100%
Residential Construction	15,354	59%	—	—%
Total Operating Income (Loss)	$26,176		$(4,729)

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
Operating income
Operating Income was $10.8 million for the year ended December 31, 2017, an increase of $15.6 million, in our heavy civil construction segment compared to 2016. The improvement was primarily the result of higher gross margins driven by improved bid discipline, project management and project execution of $7.2 million, additional gross profit from the increased revenue of approximately $12.6 million and increased absorption of fixed costs totaling approximately $2.5 million. These increases were offset by increases in general and administrative expense of $3.0 million, primarily higher incentive based costs, including stock based compensation and higher personnel recruiting costs in the Rocky Mountain Region. Finally, other operating expenses increased by $3.6 million primarily as a result of an additional $2.6 million of member’s interest expense driven by the higher 2017 earnings from our Consolidated 50% owned subsidiaries and a loss of $1.1 million from the sale of an excess facility.

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
Operating income
The residential construction segment operating income totaled $15.4 million in 2017 reflecting the nine months of operating performance since the Tealstone Acquisition on April 3, 2017. On a comparable unaudited pro forma basis, for the nine months ended December 31, 2016, operating income was $11.8 million providing a pro forma period over period growth of 30%.

Liquidity and Sources of Capital

The following tables set forth information about our cash flows and liquidity (amounts in thousands):

	Years Ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$39,474	$24,767
Investing activities	(11,382)	(55,897)
Financing activities	(17,950)	72,298
Total increase in cash and cash equivalents	$10,142	$41,168

	As of December 31,
	2018	2017
Cash and cash equivalents	$94,095	$83,953
Working capital	$123,442	$96,234

Operating Activities

During 2018, net cash provided by operating activities was $39.5 million compared to $24.8 million in 2017, driven by the increase in net income year over year.

Cash and Working Capital
Cash at December 31, 2018, was $89.3 million, and includes the following components (amounts in thousands):

	As of December 31,
	2018	2017
Generally Available	$42,605	$34,031
Consolidated 50% Owned Subsidiaries	31,026	31,056
Construction Joint Ventures	20,464	18,866
Total Cash	$94,095	$83,953
The increase in generally available cash is primarily due to the improvement in cash flow from operations, partially offset by $10.4 million of repayments on the Oaktree Facility during 2018. The increase in construction joint venture cash levels is driven by the substantial completion of a large Rocky Mountain region construction joint venture project. Sterling's working capital increased $27.2 million to $123.4 million at December 31, 2018 from $96.2 million at December 31, 2017, due to the above cash factors and the Contract Capital discussion below.

The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in components of Contract Capital at December 31, 2018 and 2017 and variances were as follows (amounts in thousands):

	Changes in Components of Contract Capital
	2018	2017	Variance
Costs and estimated earnings in excess of billings on uncompleted contracts	$(4,430)	$(1,463)	$(2,967)
Billings in excess of costs and estimated earnings on uncompleted contracts	33	(2,029)	2,062
Contracts in progress, net	(4,397)	(3,492)	(905)
Contracts receivable, including retainage	(11,094)	(29,923)	18,829
Receivables from and equity in construction joint ventures	659	(4,250)	4,909
Accounts payable	1,969	13,579	(11,610)
Contract Capital, net	$(12,863)	$(24,086)	$11,223

The 2018 change in Contract Capital reduced liquidity by $12.9 million. Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing type and mix of projects in our Backlog. Our Contract Capital is particularly impacted by the timing of new awards and related payments of performing work and the contract billings to the customer as we complete our projects, like we are experiencing on our large construction joint venture projects. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our projects. The significant change in 2017 for contract receivables and accounts payable is attributable to activity on our large construction joint venture projects and other projects in the Rocky Mountain region.

Investing Activities

  During 2018, net cash used in investing activities was $11.4 million, compared to net cash used of $55.9 million in 2017. In 2018, the cash used in investing activities was driven by purchases of capital equipment less cash proceeds from the sale of property and equipment. In 2017 the $55 million paid on April 3, 2017, as part of the Tealstone acquisition was the primary driver of investing activities cash flows.

Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $13.2 million in 2018, which included a minimal amount of financed capital expenditures. Proceeds from the sale of property and equipment totaled $1.8 million for 2018 with an associated net gain of $0.6 million, reflecting our continuing initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed.

For the year ended December 31, 2017, capital expenditures totaled $9.4 million, while proceeds from the sale of property and equipment totaled $8.4 million with an associated net loss of $0.2 million. The proceeds from the sale of property and equipment increased in 2017 reflecting our continuing initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads while supplementing our fleet with leased and financed equipment as needed. In addition, in 2017 we sold our Dallas Texas facility for approximately $3.0 million reflecting our ongoing efforts to improve our operating effectiveness in Texas.

Financing Activities

  During 2018, net cash used by financing activities was $18.0 million compared to net cash provided of $72.3 million for 2017. The use of cash was primarily attributable to the repayments of the Oaktree Facility of $10.4 million and the purchase of treasury stock of $4.7 million. The increase in cash provided by financing activities in 2017 was primarily a result of net proceeds of $85 million received from the Oaktree Facility, which was utilized to fund the Tealstone acquisition and the repayment of our remaining balance on our equipment-based facility term loan.

Other Sources of Capital

In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.

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

Interest on the Loan is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Interest on the Loan is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. In 2018, prepayments of $10.4 million were made.

The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 2.00 to 1.00 for the trailing four consecutive fiscal quarters ending December 31, 2018, reducing to 1.8 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less $15,000,000;

•	gross margin in contract backlog of not less than $65,000,000 for the average of the trailing four consecutive fiscal quarters ending December 31, 2018, increasing to $70,000,000 on March 31, 2019;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 for each of the trailing four consecutive fiscal quarters.

The Company was in compliance with these covenants at December 31, 2018 and 2017.

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

Deferred loan costs and warrants totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders and which were discounted from the loan amount. Warrants valued at $3.5 million were included as well. Refer to Note 9 - Secured Credit Facility and Other Debt for additional information on the warrants. Deferred loan costs are amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. Amortization expense of $2.1 million and $1.6 million have been included in interest expense for the years ended December 31, 2018 and 2017.

During 2018 we repaid $10.4 million on the Oaktree Facility. As part of the retirement of our Equipment-based Facility, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the year ended December 31, 2017.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5.0 million of promissory notes bearing interest at 8% to the sellers and agreed to make $2.4 million and $7.5 million of non-interest bearing deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our consolidated balance sheet at the acquisition closing date. Accreted interest expense was $1.2 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively. The promissory notes are due on April 3, 2020.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The notes payable related to the purchase of financed equipment was $0.6 million and $1.6 million at December 31, 2018 and 2017, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92%.

Fair Value

The Company’s debt is recorded at its carrying amount in the consolidated balance sheets. As of December 31, 2018 and 2017, the carrying values of our debt outstanding approximated the fair values and were $88.8 million and $99.0 million, respectively.

Borrowings

Based on our average borrowings for 2018 and our 2019 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations, including our bonding requirements. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our working capital could be materially and adversely affected. Refer to “Item 1A. Risk Factors” for further discussion of liquidity related risks.

Issuance of Warrants and Common Stock

On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (including any permitted trustees, the “Holders”) pursuant to which the Holders have the right to purchase, for a period of five years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants. The total fair value of the Warrants was $3,500,000, which was recorded as a loan discount and netted against our new Loan and included in “additional paid in capital” on our balance sheet.

On April 3, 2017, in connection with the Tealstone Acquisition, the Company issued 1,882,058 shares of the Company’s common stock to the Tealstone sellers. The total fair value of which was $17.1 million. See Note 2 - Tealstone Acquisition for additional details.

Capital Strategy

We will continue to explore additional revenue growth and capital alternatives to further strengthen our financial position in order to take advantage of the improving heavy civil infrastructure market. We expect to pursue strategic uses of our cash to invest in projects or businesses that meet our gross margin targets, overall profitability and other requirements, as well as managing our debt balances, pursuing investments in adjacent markets or other opportunities.

Contractual Obligations

The following table sets forth our fixed, non-cancelable obligations at December 31, 2018:

	Payments due by period
	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
	(Amounts in thousands)
Operating leases*	$11,460	$4,553	$5,862	$1,029	$16
Oaktree Facility	74,571	—	—	74,571	—
Debt Facility interest	27,732	8,506	17,035	2,191	—
Notes and deferred payments to Sellers, Tealstone Acquisition (inclusive of outstanding interest)	14,926	2,426	12,500	—	—
Notes payable for equipment	612	544	68	—	—
Earn-out Liability**	1,546	1,546	—	—	—
Members' interest subject to mandatory redemption and undistributed earnings***	49,343	—	—	—	49,343
	$180,190	$17,575	$35,465	$77,791	$49,359

*	Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.
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

Bonding

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

Capital Expenditures

Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Management expects capital expenditures in 2019 to be similar to the $13.2 million incurred in 2018; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

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

Off-Balance Sheet Arrangements and Joint Ventures

We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. See Item 1A "Risk Factors."

At December 31, 2018, there was approximately $67.4 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $33.6 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2018, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

Off-balance sheet arrangements related to the operating leases are included in the table in “Contractual Obligations” above.

New Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 - Summary of Business and Significant Accounting Policies for a discussion of new accounting pronouncements. To the extent known, we expect the effect of these recent accounting pronouncements on future periods to be in line with what is stated in Note 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates are one of Sterling's sources of market risk. Interest on outstanding indebtedness under the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. Sterling's interest rates for the periods ended December 31, 2018 and 2017 were 11.18% and 10.12%, respectively. This represents an increase of approximately 100 basis points year over year. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At December 31, 2018, we had a term loan of $74.6 million outstanding under this facility. A 1% increase in the interest rate would increase interest expense by $0.7 million per year.

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

The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2018 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company's management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading "Executive Officers of the Registrant" after Item 4 in Part I of this report. Our code of business conduct is available at www.strlco.com under Investor Relations-Corporate Governance and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

The following Financial Statements and Financial Statement Schedules are filed with this Report:

Financial Statements:

Reports of the Company’s Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

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

10.2.1#
Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018 (incorporated by reference to Exhibit 10.1.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for quarter ended September 30, 2018, filed November 6, 2018).

10.2.2#
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.3#*	Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Joseph A. Cutillo.
10.4#*	Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Ronald A. Ballschmiede.
10.5#*	Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Richard E. Chandler, Jr.
10.6.1#
Program Description — 2016 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).

10.6.2#
Form of 2016 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 1-31993)).

10.6.3#
Program Description — 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.6.4#
Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.6.5#*	Program Description - 2018 Executive Incentive Compensation Program.
10.6.6#*	Form of 2018 Executive Incentive Compensation Program Restricted Stock Award Agreement.
10.6.7#*	Program Description - Stock Repurchase Program.
10.6.8#
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2018) (incorporated by reference to Exhibit 10.5.5 to Sterling Construction Company Inc.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.6.9#
Form of 2018 Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.5.6 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.7.1
Loan and Security Agreement, dated April 3, 2017, by and among Sterling Construction Company, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent (incorporated by reference to Exhibit 104.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on April 4, 2017 (SEC File No. 1-31993)).

10.7.2
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

10.7.3
Second Amendment to Loan and Security Agreement, dated January 9, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent.

10.7.4
Third Amendment to Loan and Security Agreement, dated April 3, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent.

10.7.5*
Fourth Amendment to Loan and Security Agreement, dated December 11, 2018, by and among Sterling Construction Company, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 # Management contract or compensatory plan or arrangement.
* Filed herewith.
+ Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Construction Company, Inc.

Date: 3/5/2019	By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Milton L. Scott	Chairman of the Board of Directors	March 5, 2019
Milton L. Scott

/s/ Joseph A. Cutillo	Director	March 5, 2019
Joseph A. Cutillo	Chief Executive Officer (principal executive officer)

/s/ Ronald A. Ballschmiede	Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2019
Ronald A. Ballschmiede

/s/ Marian M. Davenport	Director	March 5, 2019
Marian M. Davenport

/s/Thomas M. White	Director	March 5, 2019
Thomas M. White

/s/ Raymond F. Messer	Director	March 5, 2019
Raymond F. Messer

/s/ Charles R. Patton	Director	March 5, 2019
Charles R. Patton

/s/ Richard O. Schaum	Director	March 5, 2019
Richard O. Schaum

/s/ Dana C. O'Brien	Director	March 5, 2019
Dana C. O'Brien

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2019 expressed an unqualified opinion.
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
March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 5, 2019 expressed an unqualified opinion on those financial statements.
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
March 5, 2019

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$94,095	$83,953
Receivables, including retainage	145,026	133,931
Costs and estimated earnings in excess of billings on uncompleted contracts	41,542	37,112
Inventories	3,159	4,621
Receivables from and equity in construction joint ventures	10,720	11,380
Other current assets	8,074	7,529
Total current assets	302,616	278,526
Property and equipment, net	51,999	54,406
Goodwill	85,231	85,231
Intangibles, net	42,418	44,818
Other assets, net	309	317
Total assets	$482,573	$463,298
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,426	$97,457
Billings in excess of costs and estimated earnings on uncompleted contracts	62,407	62,374
Current maturities of long-term debt	2,899	3,978
Income taxes payable	318	81
Accrued compensation	9,448	9,054
Other current liabilities	4,676	9,348
Total current liabilities	179,174	182,292
Long-term liabilities:
Long-term debt, net of current maturities	79,117	86,160
Members’ interest subject to mandatory redemption and undistributed earnings	49,343	47,386
Deferred taxes	1,450	—
Other long-term liabilities	1,229	1,271
Total long-term liabilities	131,139	134,817
Commitments and contingencies (Note 11)
Equity:
Sterling stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000,000 shares authorized, 27,063,974 and 27,051,468 shares issued	271	271
Additional paid in capital	233,795	231,183
Treasury Stock at cost, 466,519 shares at December 31, 2018	(4,731)	—
Retained deficit	(64,934)	(90,121)
Total Sterling common stockholders’ equity	164,401	141,333
Noncontrolling interests	7,859	4,856
Total equity	172,260	146,189
Total liabilities and equity	$482,573	$463,298

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands, except per share data)

	2018	2017	2016
Revenues	$1,037,667	$957,958	$690,123
Cost of revenues	(927,335)	(868,866)	(648,065)
Gross profit	110,332	89,092	42,058
General and administrative expenses	(50,620)	(48,351)	(36,844)
Other operating expense, net	(17,101)	(14,565)	(9,943)
Operating income (loss)	42,611	26,176	(4,729)
Interest income	1,017	314	33
Interest expense	(12,350)	(9,800)	(2,628)
Loss on extinguishment of debt	—	(755)	—
Income (loss) before income taxes and noncontrolling interests in earnings	31,278	15,935	(7,324)
Income tax expense	(1,738)	(118)	(88)
Net income (loss)	29,540	15,817	(7,412)
Noncontrolling interests in earnings	(4,353)	(4,200)	(1,826)
Net income (loss) attributable to Sterling common stockholders	$25,187	$11,617	$(9,238)
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$0.94	$0.44	$(0.40)
Diluted	$0.93	$0.43	$(0.40)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,903	26,274	23,140
Diluted	27,194	26,712	23,140

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Net income (loss) attributable to Sterling common stockholders	$25,187	$11,617	$(9,238)
Net income attributable to noncontrolling interest included in equity	4,353	4,200	1,826
Comprehensive income (loss)	$29,540	$15,817	$(7,412)

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Non-controlling interests
	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2016	19,753	$198	$188,147	$(92,500)	—	$—	$(91)	$95,754
Net (loss) income	—	—	—	(9,238)	—	—	1,826	(7,412)
Stock-based compensation	79	—	1,810	—	—	—	—	1,810
Stock issued in equity offering, net of expense	5,175	52	19,090	—	—	—	—	19,142
Distribution to owners	—	—	—	—	—	—	(1,079)	(1,079)
Other	(20)	—	(125)	—	—	—	—	(125)
Balance at December 31, 2016	24,987	250	208,922	(101,738)	—	—	656	108,090
Net income	—	—	—	11,617	—	—	4,200	15,817
Stock-based compensation	248	3	2,840	—	—	—	—	2,843
Stock issued for Tealstone acquisition	1,882	19	17,042	—	—	—	—	17,061
Distribution to owners	—	—	—	—	—	—	—	—
Warrants issued to lenders	—	—	3,500	—	—	—	—	3,500
Other	(66)	(1)	(1,121)	—	—	—	—	(1,122)
Balance at December 31, 2017	27,051	271	231,183	(90,121)	—	—	4,856	146,189
Net income	—	—	—	25,187	—	—	4,353	29,540
Stock-based compensation	40	—	3,064	—	—	—	—	3,064
Distribution to owners	—	—	—	—	—	—	(1,350)	(1,350)
Repurchase of common stock	—	—	—	—	(467)	(4,731)	—	(4,731)
Other	(27)	—	(452)	—	—	—	—	(452)
Balance at December 31, 2018	27,064	$271	$233,795	$(64,934)	(467)	$(4,731)	$7,859	$172,260

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to Sterling common stockholders	$25,187	$11,617	$(9,238)
Plus: Noncontrolling owners’ interests in earnings of subsidiaries and joint ventures	4,353	4,200	1,826
Net income (loss)	29,540	15,817	(7,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,770	16,994	15,699
Amortization of deferred loan costs	3,250	2,563	349
Loss (gain) on disposal of property and equipment	(580)	171	(367)
Loss on debt extinguishment	—	755	—
Deferred tax expense	1,450	—	—
Stock-based compensation expense	3,064	2,843	1,810
Changes in operating assets and liabilities:
Receivables, including retainage	(11,094)	(29,923)	(2,020)
Net amount of billings in excess of costs and estimated earnings on uncompleted contracts	(4,397)	(3,492)	27,744
Receivables from and equity in construction joint ventures	659	(4,250)	5,800
Other assets	924	929	(578)
Accounts payable	1,969	13,579	8,138
Accrued compensation and other liabilities	(4,038)	6,625	319
Member’s interest subject to mandatory redemption and undistributed earnings	1,957	2,156	(5,208)
Net cash provided by operating activities	39,474	24,767	44,274
Cash flows from investing activities:
Tealstone acquisition, net of cash acquired	—	(54,861)	—
Additions to property and equipment	(13,171)	(9,420)	(10,888)
Proceeds from sale of property and equipment	1,789	8,384	2,714
Net cash used in investing activities	(11,382)	(55,897)	(8,174)
Cash flows from financing activities:
Cash received - Oaktree Facility	—	85,000	—
Repayments - equipment-based term loan and other	(1,126)	(4,710)	(14,969)
Repayments - Oaktree Facility	(10,429)	—	—
Distributions to noncontrolling interest owners	(1,350)	—	(1,079)
Net proceeds from stock issued	—	—	19,142
Purchase of Treasury Stock	(4,731)	—	—
Debt issuance costs	—	(6,871)	—
Other	(314)	(1,121)	(835)
Net cash provided by (used in) financing activities	(17,950)	72,298	2,259
Net increase in cash and cash equivalents	10,142	41,168	38,359
Cash and cash equivalents at beginning of period	83,953	42,785	4,426
Cash and cash equivalents at end of period	$94,095	$83,953	$42,785
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,829	$9,800	$2,628
Cash paid during the period for income taxes	$276	$279	$72
Non-cash items:
Share consideration given for Tealstone acquisition (1,882,058 shares)	$—	$17,061	$—
Notes and deferred payments to sellers	$—	$11,588	$—
Warrants issued to lenders (1,000,000 Warrants)	$—	$3,500	$—
Transportation and construction equipment acquired through financing arrangements	$—	$70	$740
The accompanying notes are an integral part of these consolidated financial statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

Business Summary

Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects. We operate primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah, as well as other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of subsidiaries and construction joint ventures in which the Company has 50% or greater than ownership interest or otherwise exercises control over such entities. For investments in construction joint ventures that are not wholly-owned, but where the Company exercises control, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. For investments in subsidiaries that are not wholly-owned, but where the Company exercises control and where the Company has a mandatorily redeemable interest, the equity held by the remaining owners and their portion of net income (loss) is reflected in the balance sheet line item “Members' interest subject to mandatory redemption and undistributed earnings” and the statement of operations line item “Other operating expense, net” respectively. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 5 for further information regarding the Company’s Consolidated 50% Owned Subsidiaries, including Variable Interest Entities.

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

Revenue Recognition

Heavy Civil Construction - The Company engages in various types of heavy civil construction projects principally for public (government) owners. Revenues are recognized as performance obligations are satisfied over time (formerly known as percentage-of-completion method), using the ratio of costs incurred to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs determined to relate to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and associated change orders and claims, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Based upon our review of the provisions of our contracts, specific costs incurred and other related evidence supporting the unapproved change orders, claims and our entitled unpaid project price, together with the views of the Company’s outside claim consultants, Sterling concluded that it was appropriate to include in project price amounts of $9.3 million and $10.0 million at December 31, 2018 and 2017, respectively, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on our consolidated balance sheets. We expect these matters will be resolved without a material adverse effect on our financial statements. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

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

Fair Value of Financial Assets and Liabilities - The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments are cash and cash equivalents, restricted cash used as collateral for a letter of credit, restricted cash maintained in an escrow account, contracts receivable, accounts payable, notes payable, and term loan and associated warrants within the Oaktree Facility.  The recorded values of cash and cash equivalents, restricted cash, contracts receivable and accounts payable approximate their fair values based on their liquidity and/or short-term nature.  The Company provides credit in the normal course of business, principally to public (government) owners, and performs ongoing credit evaluations, as deemed necessary, but generally does not require collateral to support such receivables.

The Company’s debt is recorded at its carrying amount, which approximates the fair values, in the consolidated balance sheets. Refer to Note 9 for further information regarding the Company's debt.  Refer to Note 14 for further information regarding the warrants associated with the Oaktree Facility.  The Company does not have any off-balance sheet financial instruments other than operating leases.

Receivables, including Retainage - Receivables are generally based on amounts billed to the customer in accordance with the provisions of the agreement. At December 31, 2018 and 2017, receivables included $47.4 million and $43.5 million of retainage, respectively, discussed below, which is being withheld by customers until completion of the contracts. At December 31, 2018 and 2017, there were no unbilled receivables on contracts completed.

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate to collect approximately 75% of the retainage in 2019.

Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2018 and 2017, our allowance for doubtful accounts against contracts receivable was minimal.

As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Inventories - The Company’s inventories are stated at the lower of cost or market as determined by the average cost method. Inventories at December 31, 2018 and 2017 were $3.2 million and $4.6 million, respectively. Inventories consist primarily of residential slabs in process, concrete, aggregate, steel and millings which are primarily expected to be utilized on construction projects in the future. A small portion is sold to third parties. The cost of inventory can also include material, labor, trucking and other equipment costs.

Property and equipment - Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (5 to 39 years) and plant and field equipment (5 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenues and was $14.2 million, $15.1 million and $15.7 million for 2018, 2017 and 2016, respectively. See Note 7 for disclosure of the components of property and equipment.

Leases - We lease property and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate. Through December 31, 2018, the Company recognized rent expense related to operating leases on a straight-line basis over the terms of the leases.

Equipment under Capital Leases - The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. The Company had capital leases totaling $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively. Capital leases are recorded in “Long-term debt, net of current maturities” and “Current maturities of long-term debt,” as applicable, in our consolidated balance sheets.

Deferred Loan Costs - Deferred loan costs represent loan origination fees paid to the lender, related professional fees such as legal fees related to drafting of loan agreements and the fair valued warrants. See Note 9 for further information regarding the Company's debt.

Earn-out Liabilities - The Company has earn-out agreements with JBC’s and Tealstone's former owners. The JBC earn-out performance period ended December 31, 2017. The JBC earn-out liability was determined based on its performance against established benchmarks. In 2017 and 2016, JBC's actual performance surpassed the benchmarks which resulted in an earn-out expense of $1.3 million and $1.2 million, respectively, recorded in “Other operating expense, net” on the consolidated statements of operations. The earn-out agreement with Tealstone's former owners extends through March 31, 2022. The initial annual performance period for the Tealstone earn-out ended March 31, 2018. The Tealstone earn-out liability is determined based on the Company's net income performance against established benchmarks. In 2018 and 2017, we recorded an earn-out obligation of $1.6 million and $0.4 million, respectively, recorded in “Other operating expense, net” on the consolidated statements of operations. This liability is included in other current liabilities on the accompanying consolidated balance sheets.

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

Evaluating Impairment of Long-Lived Assets - When events or changes in circumstances indicate that long-lived assets may be impaired, an evaluation is performed. The evaluation would be based on estimated undiscounted cash flows associated with the assets as compared to the asset’s carrying amount to determine if a write-down to fair value is required. There was no impairment in 2018, 2017 and 2016. Management believes that there are no additional events or changes in circumstances which have indicated that other long-lived assets may be impaired.

Segment reporting - Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the over time recognition method (formerly known as percentage-of-completion method). Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each foundation unit completed in our residential construction segment typically takes less than one month from start to finish.

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

Stock-Based Compensation - The Company’s stock-based incentive plan is administered by the Company with oversight by the Compensation and Talent Development Committee of the Board of Directors. Awards under this plan give the recipients the right to receive shares of common stock once specified service or performance related vesting conditions are met. The Company recognizes expense based on the grant-date fair value of the service award and amortizes the award based on straight line methods. Awards based on performance vesting are subsequently remeasured at each reporting date through the settlement date. Awards that vest based on market criteria are valued using a valuation model that incorporates the probability of the Company meeting the stated criteria, such as the Monte-Carlo simulation, and the expense is amortized on a straight line basis over the term of the agreement.

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

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers”. We adopted the requirements of the new standard effective January 1, 2018. See Note 3 for further information regarding the Company's revenue from contracts with customers.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-2, “Leases” (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) on the balance sheet a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset (ROU), which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The company will adopt this standard during the first quarter of 2019 using the modified retrospective method, recognizing a cumulative-effect change to the opening balance of retained earnings in the period of adoption. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. The company expects to utilize the package of practical expedients that allows entities to 1) retain the classification of leases existing at the date of adoption; 2) not reassess initial costs for any existing leases; 3) not reassess whether any expired or existing contracts are or contain leases; and 4) short-term lease recognition exemption.

Effective January 1, 2019, the Company expects to record an ROU asset and associated liability in the range of $14.0 million to $16.0 million on its consolidated balance sheet, related to its existing operating leases. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of operations. The Company determines if an arrangement is a lease at inception. The operating lease ROU asset will be included within the Company’s other non-current assets, and lease liabilities will be included in current or noncurrent liabilities on the Company’s consolidated balance sheets. Operating lease ROU asset and operating lease liabilities will be recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU asset will also include any lease payments made and exclude lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments will continue to be recognized on a straight-line basis over the lease term. As of December 31, 2018, the remaining lease terms for the Company’s various operating leases extended out over the next 4 years. The discount rate used to determine the present value of the Company’s operating leases’ future payments was between 5.0% and 8.0%. For future leases, the implied rate in the lease will be used to determine the present value.

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

The acquisition-date fair value of the consideration transferred totaled $83.5 million, net of cash acquired, which consisted of the following (amounts in thousands):

Cash, net of cash acquired	$54,861
Common stock (1,882,058 shares)	17,061
Promissory notes	4,436
Deferred payments	7,153
Total	$83,511

The fair value of the 1,882,058 common shares issued was determined based on the average market price of the Company’s common shares on the acquisition date.

The promissory notes and deferred payments have been discounted using a 12% fair value discount rate. The earn-out arrangement requires the Company to pay up to an aggregate of $15.0 million in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved. The Company’s analysis indicates that the compensation is tied to the continuing employment of certain key employees and executives of Tealstone and will be treated as additional compensation and not as additional contingent consideration.

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

The following table summarizes our purchase price allocation at the acquisition closing date (amounts in thousands):

Accounts receivable	$19,876
Costs and estimated earnings in excess of billings on uncompleted contracts	2,944
Inventory	1,218
Other current assets	54
Property, plant and equipment	565
Other assets, net	1
Identifiable intangible assets	46,617
Goodwill	30,411
Accounts payable	(16,781)
Billings in excess of costs and estimated earnings on uncompleted contracts	(303)
Accrued expenses	(823)
State income tax payable	(268)
Total Consideration	$83,511

Supplemental Pro Forma Information

The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the acquisition of Tealstone by Sterling, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Tealstone Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined results of Sterling and Tealstone following the acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in Sterling’s and Tealstone’s historical results and are expected to be non-recurring; (2) include additional intangibles amortization and net interest expense associated with the Tealstone Acquisition; and (3) include the pro forma results of Tealstone for the years ended December 31, 2017 and 2016. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Tealstone Acquisition.
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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Sterling's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of the contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction). For contracts with multiple performance obligations, Sterling allocates the contract transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which Sterling forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

Performance Obligations Satisfied Over Time

Revenue for Sterling's heavy civil construction segment contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 to 36 months. Sterling's heavy civil construction contracts will continue to be recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay Sterling for costs incurred plus a reasonable profit and take control of any work in process. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor, material and indirect costs. Revenue from products and services transferred to customers over time accounted for 85%, 89% and 100% of revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue for the residential construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Substantially all of the revenue recognized at a point in time is for work performed by the residential construction segment. Unlike the heavy civil construction segment that uses a cost-to-cost input measure for performance, the residential construction segment utilizes an output measure for performance based on the completion of a unit of work (e.g., residential foundation). The typical time frame for completion of a residential foundation is less than one month. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer. Sterling believes that point in time recognition remains appropriate for this segment and will continue to recognize revenues upon completion of the performance obligation and issuance of an invoice. Revenue from goods and services transferred to customers at a point in time accounted for 15% and 11% of revenue for the years ended December 31, 2018 and 2017, respectively. There was not a residential segment, and therefore no point in time revenue, in 2016.

Contract modifications are routine in the performance of Sterling's contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Assurance-type warranties are the only warranties provided by the Company and, as such, Sterling does not recognize revenue on warranty-related work. Sterling generally provides a 1 to 2 year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.

Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. Sterling had no significant deferred pre-contract costs at December 31, 2018.

Backlog

On December 31, 2018, Sterling had $850.7 million of remaining performance obligations in its heavy civil construction segment, which is also referred to as backlog. Sterling expects to recognize approximately 75% of its backlog as revenue during the next twelve months, and the balance thereafter.

Contract Estimates

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, Sterling estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net increase of $7.1 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively, included in “Operating income” on the consolidated statements of operations. Changes in estimated revenues and gross margin during the year ended December 31, 2016 resulted in a net decrease of $6.3 million included in operating loss. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Based upon Sterling's review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, Sterling concluded that it was appropriate to include in project price amounts of $9.3 million and $10.0 million, at December 31, 2018 and 2017, respectively, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on its consolidated balance sheets. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.

Revenue by Heavy Civil Construction Category

Sterling's heavy civil construction segment's portfolio of products and services consists of over 150 active contracts. The following series of tables presents Sterling's heavy civil construction revenue disaggregated by several categories.

Revenue by major end market (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Heavy Highway	$513,231	$579,157	$542,011
Commercial	120,388	48,314	31,664
Aviation	111,824	77,399	27,926
Water Containment and Treatment	66,928	59,593	39,918
Other	73,600	85,503	48,604
Heavy Civil Construction Revenue	$885,971	$849,966	$690,123

Revenue by contract type (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Fixed Unit Price	$733,047	$755,840	$665,862
Lump Sum and Other	152,924	94,126	24,261
Heavy Civil Construction Revenue	$885,971	$849,966	$690,123

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. In Sterling's heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Sterling sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2018 and 2017, were not materially impacted by any other factors.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts (revenues) compared with the billings on those contracts through December 31, 2018 and 2017 and reconcile the net excess billings to the amounts included in the consolidated balance sheets at those dates (amounts in thousands).

	As of December 31,
	2018	2017
Costs incurred and estimated earnings on uncompleted contracts	$3,445,126	$2,380,866
Billings on uncompleted contracts	(3,465,991)	(2,406,128)
Excess of billings over costs incurred and estimated earnings	$(20,865)	$(25,262)

Included in the accompanying balance sheets under the following captions (amounts in thousands):

	As of December 31,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,542	$37,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(62,407)	(62,374)
Net amount of billings in excess of costs and estimated earnings on uncompleted contracts	$(20,865)	$(25,262)

Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior years.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash balances held by our consolidated 50% owned subsidiaries and our majority owned construction joint ventures. At December 31, 2018 and 2017, cash and cash equivalents included $31.0 million and $31.1 million, respectively, attributable to our consolidated 50% owned subsidiaries. At December 31, 2018 and 2017, cash and cash equivalents included $20.5 million and $18.9 million, respectively, attributable to our majority owned construction joint ventures. Majority owned construction joint ventures and consolidated 50% owned subsidiaries cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to Sterling without approval of the board of directors, or equivalent body, of the respective joint ventures.

Restricted cash of approximately $3.9 million and $3.6 million is included in "Other current assets" on the consolidated balance sheet as of December 31, 2018 and 2017. This represents $3.9 million and $3.0 million of cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements, respectively. In addition, the December 31, 2017 balance includes approximately $0.6 million of cash deposited by a customer, for the benefit of the Company, in an escrow account which was released upon completion of the job.

The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management believes that the risk associated with keeping cash deposits in excess of federal deposit insurance is not material.

5.	Consolidated 50% Owned Subsidiaries, including Variable Interest Entities ("VIE")

The Company has two 50% owned subsidiaries, Myers and RHB, for which it is obligated to purchase its partners’ interests totaling $40.0 million, due to circumstances outlined in the partner agreements that are certain to occur. Therefore, the Company has consolidated these two entities and classified these obligations as mandatorily redeemable and has recorded a liability in “Members" interest subject to mandatory redemption and undistributed earnings” on the consolidated balance sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. In the event of either Mr. Buenting’s or Mr. Myers’ death, the Company has purchased two separate $20.0 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur. The liability consists of the following (amounts in thousands):

	As of December 31,
	2018	2017
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	9,343	7,386
Total liability	$49,343	$47,386

Fifty percent of the earnings of these consolidated 50% owned subsidiaries for 2018, 2017 and 2016 was $15.1 million, $11.5 million and $8.9 million, respectively, and were recorded in “Other operating expense, net,” on the Company’s consolidated statements of operations.

The Company must determine whether each entity, including these two 50% owned subsidiaries, in which it participates, is a VIE. This determination focuses on identifying which owner or entity partner, if any, has the power to direct the activities of the entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity disproportionate to its interest in the entity, which could have the effect of requiring the Company to consolidate the entity in which we have a noncontrolling variable interest. The Company determined Myers is a VIE and we are the primary beneficiary as we exercise primary control over activities of the partnership as the operating/general partner and, pursuant to the terms of the Myers Operating Agreement, are exposed to the majority of potential losses of the partnership. As such, the following table presents the condensed financial information of Myers, which is reflected in the Company’s consolidated balance sheets and statements of operations, as follows (amounts in thousands):

	As of December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$8,745	$8,590
Contracts receivable, including retainage	24,109	26,844
Other current assets	14,533	15,672
Total current assets	47,387	51,106
Property and equipment, net	7,219	9,001
Goodwill	1,501	1,501
Total assets	$56,107	$61,608
Liabilities:
Current liabilities:
Accounts payable	$22,211	$28,448
Other current liabilities	9,811	11,798
Total current liabilities	32,022	40,246
Long-term liabilities:
Other long-term liabilities	1,976	3,491
Total liabilities	$33,998	$43,737

	Years Ended December 31,
	2018	2017	2016
Revenues	$193,677	$181,589	$156,202
Operating income	8,819	9,069	6,005
Net income attributable to Sterling common stockholders	$4,415	$4,531	$2,993

6.	Construction Joint Ventures

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

For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the balance sheet line item “Noncontrolling interests” in “Equity” and the statement of operations line item “Noncontrolling interests in earnings,” respectively. The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$4,856	$656	$91
Net income attributable to noncontrolling interest included in equity	4,353	4,200	1,826
Distributions to noncontrolling interest owners	(1,350)	—	(1,079)
Balance, end of period	$7,859	$4,856	$656

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

The Company must determine whether each joint venture in which it participates is a variable interest entity. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest. At December 31, 2018, 2017, and 2016 we had no participation in a joint venture where we have a material non-majority variable interest.

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

	As of December 31,
	2018	2017
Total combined:
Current assets	$64,815	$64,574
Less current liabilities	$(74,543)	(78,349)
Net liabilities	$(9,728)	$(13,775)

Sterling’s receivables from and equity in construction joint ventures	$10,720	$11,380

	Years Ended December 31,
	2018	2017	2016
Total combined:
Revenues	$115,441	$93,848	$62,440
Income before tax	8,097	7,827	5,144
Sterling’s noncontrolling interest:
Revenues	$55,134	$44,948	$25,537
Income before tax	4,104	3,847	1,980

The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

7.	Property and Equipment

Property and equipment are summarized as follows (amounts in thousands):

	As of December 31,
	2018	2017
Construction equipment	$126,082	$118,868
Transportation equipment	18,548	17,511
Buildings	9,770	9,577
Office equipment	2,711	3,339
Leasehold Improvement	914	914
Construction in progress	388	258
Land	2,720	2,348
Water rights	—	200
	161,133	153,015
Less accumulated depreciation	(109,134)	(98,609)
	$51,999	$54,406

Assets Sold

During the year ended December 31, 2017, we sold an office, equipment shop and yard facility, located in Texas. The property had a net book value of $4.1 million, and we received $3.0 million, after selling costs, resulting in a loss of $1.1 million in “Other operating expense, net”.

8.	Goodwill and Other Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill may not be amortized and must be tested for impairment at least annually at the reporting unit level. The Company tests for goodwill impairment annually on October 1, unless impairment triggers exist at interim periods.

For our annual impairment test in 2018 and 2017, we performed a qualitative assessment, using information as of October 1, of that year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2018, 2017 and 2016. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.

At December 31, 2018 and 2017, we had goodwill with a carrying amount of $85.2 million.

The following table presents our acquired finite-lived intangible assets at December 31, 2018 and 2017, including the weighted-average useful lives for each major intangible asset category and in total (amounts in thousands):

		December 31, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23	$40,823	$(3,159)	$40,823	$(1,353)
Trade name	13	5,307	(919)	5,307	(394)
Noncompetition agreements	7	487	(121)	487	(52)
Total	22	$46,617	$(4,199)	$46,617	$(1,799)

During the year ended December 31, 2018 and 2017, we have amortized $2.4 million and $1.8 million, respectively, which is included in general and administrative expenses on our consolidated statement of operations. Amortization expense for our intangibles existing at December 31, 2018 is anticipated to be approximately $2.4 million, for 2019, 2020 and 2021, respectively, $2.2 million for 2022, and $2.1 million for 2023.

9.	Secured Credit Facility and Other Debt

Debt consists of the following (in thousands):

	As of December 31,
	2018	2017
Oaktree Facility	$74,571	$85,000
Notes and deferred payments to sellers, Tealstone acquisition	13,572	12,393
Notes payable for transportation and construction equipment and other	612	1,557
Total debt	88,755	98,950

Less - Current maturities of long-term debt	(2,899)	(3,978)
Less - Unamortized deferred loan costs	(6,739)	(8,812)

Total long-term debt	$79,117	$86,160

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

The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 2.00 to 1.00 for the trailing four consecutive fiscal quarters ending December 31, 2018, reducing to 1.8 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less $15,000,000;

•	gross margin in contract backlog of not less than $65,000,000 for the average of the trailing four consecutive fiscal quarters ending December 31, 2018, increasing to $70,000,000 on March 31, 2019;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000,000 for each of the trailing four consecutive fiscal quarters.

The Company was in compliance with these covenants at December 31, 2018 and 2017.

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
Deferred loan costs totaled $10.4 million, which included attorney fees, investment bank fees as well as amounts paid to the lenders. Warrants valued at $3.5 million were included as well. The total amount is amortized on a straight-line basis, which approximates the effective interest method, over the five-year life of the Loan. Amortization expense of $2.1 million and $1.6 million has been included in interest expense for the years ended December 31, 2018 and 2017, respectively.

Notes and Deferred Payments to Sellers

As part of the Tealstone Acquisition, the Company issued $5,000,000 of promissory notes to the sellers and agreed to make $2,426,000 and $7,500,000 of deferred cash payments on the second and third anniversaries of the closing date, respectively. Based on a 12% discount rate, the Company recorded $11.6 million as notes and deferred payments to sellers in long-term debt on our consolidated balance sheet at the acquisition closing date. Accreted interest for the period was $1.2 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively, and was recorded as interest expense.

Notes Payable for Transportation and Construction Equipment

The Company has purchased and financed various transportation and construction equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $0.6 million and $1.6 million at December 31, 2018 and 2017, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 3.15% to 6.92%. The fair value of these notes payable approximates their book value.

Equipment-based Facility

In May 2015, the Company and its wholly-owned subsidiaries entered into a $40.0 million loan and security agreement with Nations, consisting of a $20.0 million Term Loan and a $20.0 million Revolving Loan (combined, the “Equipment-based Facility”). The Equipment-based facility was repaid with a portion of the Oak Tree Facility on April 3, 2017 and was terminated. As part of the extinguishment, $0.8 million in debt extinguishment costs was expensed and included as a “loss on extinguishment of debt” on our statement of operations for the year ended December 31, 2017.

Fair Value

The Company’s debt is recorded at its carrying amount in the consolidated balance sheets. As of December 31, 2018 and 2017, the carrying values of our debt outstanding approximated the fair values and were $88.8 million and $99.0 million.

Interest Expense

The Company's interest expense for the year ended December 31, 2018 was $12.4 million, compared to $9.8 million and $2.6 million in 2017 and 2016, respectively.

Maturities of Debt

The Company’s long-term obligations mature in future years as follows (amounts in thousands):

Years Ending December 31,	Amount
2019	$2,899
2020	11,280
2021	5
2022	74,571
2023	—
Thereafter	—
Total	$88,755

10.	Operating Leases

The Company leases certain property and equipment under cancelable and non-cancelable agreements including office space.

Minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year are as follows (amounts in thousands):

Years Ending December 31,	Amount
2019	$4,553
2020	3,408
2021	2,454
2022	1,001
2023	28
Thereafter	16
Total future minimum rental payments	$11,460

Total expense for operating leases amounted to approximately $5.2 million, $5.0 million and $4.7 million during 2018, 2017 and 2016, respectively.

11.	Commitments and Contingencies

Insurance

The Company carries insurance policies to cover various risks, primarily general liability, automobile liability, workers compensation and employee medical expenses under which we are liable to reimburse the insurance company for a portion of each claim paid.

Property and Casualty

Payment for general liability and workers compensation claim amounts generally range from the first $1,600 to $250,000 per occurrence for Workers' Compensation, and $100,000 per occurrence for General Liability. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position for payments up to $350,000 per occurrence collective for general liability and workers compensation, with a maximum aggregate liability of $4.0 million combined casualty losses per year. The Company also maintains commercial insurance coverage in excess of the limits of our primary commercial automobile, general liability and employers liability policies, in the amount of $75 million.

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

Litigation

The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company. There are no significant unresolved legal issues as of December 31, 2018 and 2017.

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

	Years Ended December 31,
	2018	2017	2016
Current tax expense	$288	$118	$88
Deferred tax expense	1,450	—	—
Total tax expense	$1,738	$118	$88

The income tax provision differs from the amount using the statutory federal income tax rate of 21% for 2018 and 35% for the prior years for the following reasons (amounts in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Tax expense (benefit) at the U.S. federal statutory rate	$6,568	21.0%	$5,577	35.0%	$(2,563)	35.0%
State tax based on income, net of refunds and federal benefits	364	1.2	(264)	(1.7)	(113)	1.5
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(4,097)	(13.1)	(5,504)	(34.5)	(3,786)	51.7
Valuation allowance	(1,013)	(3.3)	(18,006)	(113.0)	6,919	(94.5)
Tax credits	(286)	(0.9)	(349)	(2.2)	(1,258)	17.2
Tax rate change	(281)	(0.9)	19,545	122.7	—	—
Return to provision	21	0.1	(62)	(0.4)	400	(5.5)
Earn-out liability	—	—	460	2.9	433	(5.9)
Equity compensation	26	0.1	(1,371)	(8.6)	—	—
Other permanent differences	436	1.4	92	0.6	56	(0.8)
Income tax expense	$1,738	5.6%	$118	0.8%	$88	(1.3)%

The 2018 effective income rate varied from the statutory rate primarily as a result of a change in the valuation allowance on our net deferred tax assets exclusive of deferred tax liabilities on indefinite lived assets and net income attributable to noncontrolling interest owners, which is taxable to those owners rather than the Company.  The 2017 effective income rate varied from the statutory rate primarily as a result of the change in federal tax rate under the new Tax Act offset by a change in the valuation allowance, net income attributable to noncontrolling interest owners, and equity compensation.  The 2016 effective income rate varied from the statutory rate primarily as a result of a change in the valuation allowance offset by net income attributable to noncontrolling interest owners, and tax credits.

Deferred tax assets and liabilities consist of the following (amounts in thousands):

	Long Term
	As of December 31,
	2018	2017
Assets related to:
Accrued compensation and other	$3,707	$3,417
Goodwill	—	1,133
Noncontrolling interests	1,687	1,648
Deferred revenue	232	312
Revaluation of put/call liabilities	11,570	11,269
Net operating loss carryforwards	22,818	26,015
Total deferred tax assets	40,014	43,794
Valuation allowance for deferred tax assets	(31,718)	(36,545)
Net deferred tax assets	$8,296	$7,249

Liabilities related to:
Depreciation of property and equipment	(7,709)	(6,661)
Amortization of tax basis goodwill	(1,450)	—
Other	(587)	(588)
Net deferred tax liabilities	$(9,746)	$(7,249)

Net total deferred tax liabilities	$(1,450)	$—

We have federal and state net operating loss ("NOL") carryforwards of $94 million and $52 million, respectively, which will expire at various dates in the next 18 years for U.S. federal income tax and in the next 5 to 20 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2020 through 2038.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) expanding the limitation for executive compensation deductions; and (6) implementing 100% immediate expensing of qualified property. As a result of the reduced federal corporate tax rate under the Tax Act, the Company has reduced the value of its net deferred tax assets $19.3 million to reflect the enacted rate. This reduction was entirely offset with a corresponding reduction of our valuation allowance which resulted in no charge to the tax provision for the year. The Tax Act also provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $210 thousand of AMT credit carryforwards that are expected to be fully refunded by 2022. Therefore, we have recorded a tax benefit and receivable for these credits in our December 31, 2017 financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This assessment includes any impact from the newly enacted Tax Act. A significant piece of objective negative evidence evaluated was the recurring historical losses from 2013 to 2016 and the first quarter of 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, the Company continued to maintain a valuation allowance of $31.7 million on the net deferred tax assets including federal and state net operating losses as they are not likely to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if objective negative evidence or cumulative losses are no longer present and additional weight may be given to subjective evidence such as our projections for growth. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company has a deferred tax liability for the excess of book over tax basis difference in its goodwill. A $1.5 million deferred tax expense has been recorded to reflect this liability.

If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2018 will be accounted for as follows: approximately $25.6 million will be recognized as a reduction of income tax expense and $6.1 million will be recorded as an increase in equity.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expenses. No interest or penalties have been accrued at December 31, 2018, 2017 or 2016. The Company’s U.S. federal income tax returns for 2015 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2014 and later years are open and subject to examination.

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

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to Sterling common stockholders	$25,187	$11,617	$(9,238)
Denominator:
Weighted average common shares outstanding — basic	26,903	26,274	23,140
Shares for dilutive unvested stock	291	438	—
Weighted average common shares outstanding and assumed conversions— diluted	27,194	26,712	23,140
Basic net income (loss) per share attributable to Sterling common stockholders	$0.94	$0.44	$(0.40)
Diluted net income (loss) per share attributable to Sterling common stockholders	$0.93	$0.43	$(0.40)

In accordance with the treasury stock method, approximately, 0.4 million shares of unvested stock were excluded from the diluted weighted average common shares outstanding in 2016, respectively, as the Company incurred a loss in that year and the impact of such shares would have been antidilutive.

14.	Stockholder's Equity

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

Treasury and Forfeited Shares

On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expires on June 30, 2020 and may be modified, extended or terminated by the Board at any time. The Company repurchased 466,519 shares of its common stock during fiscal year 2018. There was no treasury stock held by the Company during 2017.

Upon the vesting of unvested common stock (or restricted stock) the Company may allow employees to withhold shares, based on the employee’s election, in order to satisfy any tax withholdings required by law. The shares held by the Company are considered constructively received and are retired shortly after withholding. The Company then remits the withholding taxes required by the taxing agencies. During 2018 and 2017, there were 28,291 and 65,952 shares withheld for tax purposes and retired.

Stock-based Compensation and Grants

The Company had a stock-based incentive plan, 2001 Stock Incentive Plan, that was administered by the company with oversight by the Compensation and Talent Development Committee of the Board of Directors (the “2001 Stock Plan”). The 2001 Stock Plan was replaced with the 2018 Stock Plan (the "2018 Stock Plan") described below. The 2001 Stock Plan provided for the issuance of stock awards for up to 1,900,000 shares of the Company’s common stock.

In May 2018, the Compensation and Talent Development Committee of the Board of Directors approved the 2018 Stock Plan. This plan replaced the former 2001 Stock Plan. The 2018 Stock Plan provides for the issuance of stock awards for up to 1,800,000 shares of the Company’s common stock. The Compensation and Talent Development Committee may reward employees and non-employees with various types of awards including but not limited to warrants, stock options, common stock, and unvested common stock (or restricted stock) vesting on service, performance or market criteria. At December 31, 2018, there were 957,392 shares of common stock available under the Stock Plan. All shares under the plan are available for issuance pursuant to future stock-based compensation awards.

Common Stock Awards

The following table summarizes the Company’s service and performance based share compensation awards:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2015	913,823	$4.83
Granted	79,240	4.36
Vested	(351,855)	4.46
Forfeited	—	—
Nonvested at December 31, 2016	641,208	4.97
Granted	217,341	10.69
Vested	(612,463)	5.09
Forfeited	(5,357)	6.27
Nonvested at December 31, 2017	240,729	9.82
Granted	1,196,575	12.58
Vested	(150,280)	10.54
Forfeited	(19,495)	14.05
Nonvested at December 31, 2018	1,267,529	$12.40

In 2018, 2017 and 2016, certain key employees were granted an aggregate total of 1,147,285, 180,542 and 20,000 shares of unvested common stock, respectively, with a weighted average fair value per share of $12.62, $10.92 and $4.78 per share, respectively, expected to be recognized ratably over a two- to four-year restriction period. The Stock Plan provides for grants of restricted stock and other stock-based awards. Pursuant to non-employee director compensation arrangements, non-employee directors of the Company were awarded unvested stock with one-year vesting as follows:

	Years Ended December 31,
	2018	2017	2016
Shares awarded to each non-employee director*	7,404	5,257	11,848
Total shares awarded	44,424	36,799	59,240
Average grant-date market price per share	$11.48	$9.60	$4.22
Total compensation cost attributable to shares awarded	$509,988	$353,000	$250,000
Compensation cost recognized related to current and prior year awards	$518,164	$283,307	$249,995
* Additional non-employee director was issued 4,866 shares at $13.10 which were prorated due to date of appointment, with a total compensation cost of $63,745.

On January 1, 2015, the Company implemented a long-term incentive program for certain long-term employees, which contains time based and performance based awards, grants of the Company’s stock if certain long-term achievements are met. During the year ended December 31, 2017, 47,947 shares were vested, including 15,982 additional shares for achieved performance and none of these shares were forfeited. During the year ended December 31, 2016, 29,781 of these shares were accelerated and amortization expense was adjusted.

At December 31, 2018, total unrecognized compensation cost related to unvested common stock was $13.6 million. This cost is expected to be recognized over a weighted average period of 3.77 years. Compensation expense for service-based and performance-based grants was $3.1 million, $2.8 million and $1.8 million for 2018, 2017 and 2016, respectively.

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

Warrants

On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (the “Holders”) pursuant to which such holders have the right to purchase, for a period of 5 years from the date of issuance, up to an aggregate of 1,000,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.

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

The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $2.7 million, $2.3 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had approximately 1,935 employees, including 1,678 field personnel. Of our 1,678 field employees, 311, or 19% of total employees, were union members primarily in Arizona, California, Hawaii and Nevada covered by collective bargaining agreements.

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

The following table presents our participation in these plans (amounts in thousands):

	Pension Plan Employer	Pension Protection Act (“PPA”) Certified Zone Status[1]		FIP / RP Status Pending/Implemented[2]	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement[3]
Pension Trust Fund	Identification Number	2018	2017		2018	2017	2016
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Red	Red	Yes	$1,932	$2,477	$2,145	No	Various
Laborers Pension Trust for Northern California	94-6277608	Yellow	Yellow	Yes	880	953	1,059	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	748	727	636	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	504	423	311	No	Various
All other funds[4]					7,283	8,006	8,487
				Total Contribution:	$11,347	$12,586	$12,638

1The most recent PPA zone status available in 2018 and 2017 is for the plan’s year-end during 2017 and 2016, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.

2Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

3Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

4These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $1.3 million, $1.5 million and $1.2 million for 2018, 2017 and 2016, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

16.	Concentration of Risk and Enterprise Wide Disclosures

The following table shows contract revenues generated from the Company’s customers that accounted for more than 10% of consolidated revenues (amounts in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Utah Department of Transportation (“UDOT”)	$153,276	14.8%	$140,529	14.7%	$79,421	11.5%
Texas Department of Transportation (“TXDOT”)	*	*	103,236	10.8%	85,224	12.4%
California Department of Transportation (“Caltrans”)	*	*	*	*	$88,627	12.8%

*Represents less than 10% of revenues

At December 31, 2018 and 2017, there were no customers who owed the Company amounts greater than 10% of contract receivables.

The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

17.	Related Party Transactions

The Company has limited related party transactions. The most significant transactions relate to the Company’s RLW subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $15.3 million, $0.7 million and $4.1 million in 2018, 2017 and 2016, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $0.8 million. The office and shop leases expire in 2022. RLW had other miscellaneous related party transactions which aggregated to $0.0 million, $0.0 million and $0.8 million in 2018, 2017 and 2016, respectively.

The Company had other individually insignificant miscellaneous transactions with related parties that totaled $0.3 million, $0.2 million and $0.6 million during 2018, 2017 and 2016, respectively.

18.	Segment Information

Due to the April 3, 2017 acquisition of Tealstone, the Company has reviewed its reportable segments, operating segments and reporting units. Based on our review, we have concluded that our operations consist of two reportable segments, two operating segments and two reporting unit components: heavy civil construction and residential construction. In making this determination, the Company considered the discrete financial information used by our Chief Operating Decision Maker (“CODM”). Based on this approach, the Company noted that the CODM organizes, evaluates and manages the financial information of our aggregated heavy civil construction projects and the entire residential construction division separately when making operating decisions and assessing the Company’s overall performance. Furthermore, we considered the differences between the types of work performed in each reporting unit. Each heavy civil construction project has similar characteristics, includes similar services, has similar types of customers and is subject to similar economic and regulatory environments. Projects in our heavy civil construction segment typically last for several years, involve several subtasks and are accounted for using the over time recognition method (formally known as percentage-of-completion method). Conversely, our residential construction projects typically consist of a high volume of independent units performed for customers that are billed, paid and accounted for as the individual units are completed. Each job performed in our residential construction segment typically takes less than one month to complete.

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

The following table presents total revenue and income from operations by reportable segment for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue
Heavy Civil Construction	$885,971	$849,966	$690,123
Residential Construction	151,696	107,992	—
Total Revenue	$1,037,667	$957,958	$690,123

Operating Income (loss)
Heavy Civil Construction	$21,524	$10,822	$(4,729)
Residential Construction	21,087	15,354	—
Total Operating Income (loss)	$42,611	$26,176	$(4,729)

The following table presents total assets by reportable segment at December 31, 2018 and December 31, 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Assets
Heavy Civil Construction	$355,011	$363,125
Residential Construction	127,562	100,173
Total Assets	$482,573	$463,298

Goodwill for the heavy civil construction and residential segments was $54.8 million and $30.4 million, respectively, for both of the years ending December 31, 2018 and 2017. Amortization expense for the years ended December 31, 2018 and 2017 was $0.7 million and $0.5 million for heavy civil construction segment and $1.7 million and $1.3 million for residential segment, respectively.

19.	Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for 2018 and 2017 (amounts in thousands, except per share data):

	2018 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$222,492	$268,734	$291,266	$255,175	$1,037,667
Gross profit	20,594	31,465	31,531	26,742	110,332
Income before income taxes and earnings attributable to noncontrolling interests	3,721	9,240	11,579	6,738	31,278
Net income attributable to Sterling common stockholders	$2,489	$8,176	$8,915	$5,607	$25,187
Net income per share attributable to Sterling common stockholders:
Basic	$0.09	$0.30	$0.33	$0.22	$0.94
Diluted	$0.09	$0.30	$0.33	$0.21	$0.93

	2017 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenues	$153,416	$246,412	$304,219	$253,911	$957,958
Gross profit	9,287	25,205	30,631	23,969	89,092
Income (loss) before income taxes and earnings attributable to noncontrolling interests	(1,859)	4,661	9,170	3,963	15,935
Net income (loss) attributable to Sterling common stockholders	$(2,257)	$3,662	$7,132	$3,080	$11,617
Net income (loss) per share attributable to Sterling common stockholders:
Basic	$(0.09)	$0.14	$0.27	$0.11	$0.44
Diluted	$(0.09)	$0.13	$0.26	$0.11	$0.43

The Company’s operating revenues tend to be somewhat higher in the summer months which are typically due to holiday schedules and warmer and dryer weather conditions. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. However, from time to time, the Company’s operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. As of April 3rd, Tealstone's results are included in the results for the remainder of 2017.