Form 10-Q
period 2019-03-31
STERLING CONSTRUCTION CO INC
filed 2019-05-07
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission File Number 1-31993

STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1655321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 214-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	STRL	The NASDAQ Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 3, 2019 – 26,416,472

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$223,949	$222,492
Cost of revenues	(204,446)	(202,658)
Gross profit	19,503	19,834
General and administrative expenses	(12,489)	(12,340)
Other operating expense, net	(2,294)	(815)
Operating income	4,720	6,679
Interest income	364	129
Interest expense	(3,060)	(3,087)
Income before income taxes	2,024	3,721
Income tax expense	(163)	(41)
Net income	1,861	3,680

Less: Net income attributable to noncontrolling interests	(46)	(1,191)
Net income attributable to Sterling common stockholders	$1,815	$2,489

Net income per share attributable to Sterling common stockholders:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	26,377	26,854
Diluted	26,723	27,078

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$56,764	$94,095
Receivables, including retainage	147,001	145,026
Costs and estimated earnings in excess of billings on uncompleted contracts	44,133	41,542
Inventories	2,699	3,159
Receivables from and equity in construction joint ventures	11,625	10,720
Other current assets	6,696	8,074
Total current assets	268,918	302,616
Property and equipment, net	52,011	51,999
Operating lease right-of-use assets	15,290	—
Goodwill	85,231	85,231
Intangibles, net	41,818	42,418
Other assets, net	246	309
Total assets	$463,514	$482,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,870	$99,426
Billings in excess of costs and estimated earnings on uncompleted contracts	55,598	62,407
Current maturities of long-term debt	393	2,899
Current portion of long-term lease obligations	7,009	—
Income taxes payable	340	318
Accrued compensation	10,500	9,448
Other current liabilities	6,300	4,676
Total current liabilities	162,010	179,174
Long-term debt, net of current maturities	76,923	79,117
Long-term lease obligations	8,466	—
Members’ interest subject to mandatory redemption and undistributed earnings	47,132	49,343
Deferred taxes	1,591	1,450
Other long-term liabilities	1,115	1,229
Total liabilities	297,237	310,313
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000 shares authorized, 27,056 and 27,064 shares issued, 26,424 and 26,597 shares outstanding	271	271
Additional paid in capital	233,502	233,795
Treasury Stock, at cost: 632 and 467 shares	(7,182)	(4,731)
Retained deficit	(63,119)	(64,934)
Total Sterling stockholders’ equity	163,472	164,401
Noncontrolling interests	2,805	7,859
Total stockholders’ equity	166,277	172,260
Total liabilities and stockholders’ equity	$463,514	$482,573
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,861	$3,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,389	4,124
Amortization of deferred loan costs	833	801
Gain on disposal of property and equipment	(38)	(250)
Deferred tax expense	141	—
Stock-based compensation expense	1,021	617
Changes in operating assets and liabilities (Note 15)	(27,449)	(31,464)
Net cash used in operating activities	(19,242)	(22,492)
Cash flows from investing activities:
Additions to property and equipment	(3,814)	(1,897)
Proceeds from sale of property and equipment	137	886
Net cash used in investing activities	(3,677)	(1,011)
Cash flows from financing activities:
Repayments on long-term debt	(5,610)	(4,679)
Distributions to noncontrolling interest owners	(5,100)	—
Purchase of treasury stock	(3,201)	—
Other	(501)	(309)
Net cash used in financing activities	(14,412)	(4,988)
Net decrease in cash and cash equivalents	(37,331)	(28,491)
Cash and cash equivalents at beginning of period	94,095	83,953
Cash and cash equivalents at end of period	$56,764	$55,462
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	$(64,934)	467	$(4,731)	$164,401	$7,859	$172,260
Net income	—	—	—	1,815	—	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	—	250	(3,201)	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	—	(130)	1,314	—	—	—
Shares withheld for taxes	(52)	—	—	—	45	(564)	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	$(63,119)	632	$(7,182)	$163,472	$2,805	$166,277

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	27,051	$271	$231,183	$(90,121)	—	$—	$141,333	$4,856	$146,189
Net income	—	—	—	2,489	—	—	2,489	1,191	3,680
Stock-based compensation	(3)	—	617	—	—	—	617	—	617
Shares withheld for taxes	(13)	(1)	(193)	—	—	—	(194)	—	(194)
Balance at March 31, 2018	27,035	$270	$231,607	$(87,632)	—	$—	$144,245	$6,047	$150,292

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
($ and share values in thousands, except per share data)
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
Significant Accounting Policies
Presentation—The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2019 and the results of operations and cash flows for the periods presented. The December 31, 2018 Condensed Consolidated Balance Sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or subsequent quarters. Values presented within tables, excluding per share data, are in thousands.
Principles of Consolidation—The accompanying Condensed Consolidated Financial Statements reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” section of this footnote for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.
Consolidated 50% Owned Subsidiaries—The accompanying Condensed Consolidated Financial Statements include the accounts of two subsidiaries in which the Company has 50% ownership interest and exercises control over such entities. Therefore, the Company has consolidated these two entities. Both subsidiaries have individual provisions which, under circumstances that are certain to occur, obligate the Company to purchase each partner’s 50% interests. The Company has classified these obligations as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets. Each partner’s portion of net income (loss) is reflected in the Condensed Consolidated Statements of Operations line item “Other operating expense, net”.
Construction Joint Ventures—In the ordinary course of business, the Company executes specific projects and conducts certain operations through joint venture arrangements (referred to as “joint ventures”). The Company has various ownership interests in these joint ventures, with such ownership typically proportionate to the Company’s decision making and distribution rights.
Each joint venture is assessed at inception and on an ongoing basis as to whether it qualifies as a Variable Interest Entity (“VIE”) under the consolidations guidance in ASC Topic 810. If at any time a joint venture qualifies as a VIE, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of the VIE and therefore needs to consolidate the VIE.
If the Company determines it is not the primary beneficiary of the VIE or only has the ability to significantly influence, rather than control the joint venture, it is not consolidated. The Company accounts for unconsolidated joint ventures using a pro-rata basis in the Condensed Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Condensed Consolidated Balance Sheets. This method is a permissible modification of the equity method of accounting which is a common practice in the construction industry.

Use of Estimates—The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-term assets, income taxes, and purchase accounting, including intangibles and goodwill. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Reclassification—Reclassifications have been made to historical financial data on the Company’s Condensed Consolidated Financial Statements to conform to the Company’s current year presentation.
Heavy Civil Construction Revenue Recognition—The Company engages in various types of heavy civil construction projects principally for public (government) owners. Revenues are recognized as performance obligations are satisfied over time (formerly known as percentage-of-completion method), using the ratio of costs incurred to estimated total costs for each contract. This cost to cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs determined to relate to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and associated change orders and claims, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either the Company or its customers may initiate change orders. Change orders that are unapproved as to both price and scope are evaluated as claims. The Company estimates variable consideration for a performance obligation at the most likely amount to which the Company expects to be entitled (or the most likely amount the Company expects to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled (or will be incurred in the case of liquidated damages). The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
The Company considers claims to be amounts in excess of approved contract prices that the Company seeks to collect from its customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken.
Contract modifications are routine in the performance of the Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Assurance-type warranties are the only warranties provided by the Company and, as such, the Company does not recognize revenue on warranty-related work. The Company generally provides a one to two year warranty for workmanship under its contracts when completed. Warranty claims historically have been insignificant.
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. The Company had no significant deferred pre-contract costs at March 31, 2019.

Residential Construction Revenue Recognition—Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed (i.e., at a point in time). The time from starting construction to finishing is typically less than one month.
Leases—Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s other non-current assets and lease liabilities are included in current or noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment, current maturities of long-term debt, and long-term debt, net of current maturities on the Company’s Condensed Consolidated Balance Sheets.
ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease, and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate was used based on the information available on the commencement date in determining the present value of lease payments. For future leases, the implied rate in the lease will be used to determine the present value. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.
Recently Adopted Accounting Guidance—In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in ASU 2016-2, “Leases” (ASC 842). Under the new guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet.
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method. The new guidance has been applied to leases that exist or were entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements.
As an accounting policy, the Company has elected not to apply the recognition requirements to short-term leases (leases with terms of 12 months or less). Instead, the Company recognizes the lease payments in the consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.
 The Company has elected to utilize the package of practical expedients that allows entities to not reassess 1) the classification of leases existing at the date of adoption; 2) the initial direct costs for any existing leases; and 3) whether any expired or existing contracts are or contain leases.
At January 1, 2019, the Company recorded an ROU asset, current maturity of operating lease liability and long-term operating lease liability of $13,600, $6,200 and $7,400, respectively on its consolidated balance sheet, related to its existing operating leases. The adoption of this standard did not have a material impact on the Company’s Consolidated Statements of Operations. As of March 31, 2019, the weighted average remaining lease terms for the Company’s various operating leases extends out over the next 2.9 years. The weighted average discount rate used to determine the present value of the Company’s operating leases’ future payments was approximately 6%.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations Satisfied Over Time—Revenue for the heavy civil construction segment contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of the revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 to 36 months. Revenue from products and services transferred to customers over time accounted for 81% and 84% of revenue for the three months ended March 31, 2019 and 2018, respectively.
Performance Obligations Satisfied at a Point in Time—Revenue for the residential construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time and utilizes an output measure for performance based on the completion of a unit of work (e.g., residential foundation). The typical time frame for completion of a residential foundation is less than one month. Revenue from products and services transferred to customers at a point in time accounted for 19% and 16% of revenue for the three months ended March 31, 2019 and 2018, respectively.
Backlog—On March 31, 2019, the Company had approximately $808,700 of remaining performance obligations in its heavy civil construction segment, which is also referred to as backlog. The Company expects to recognize approximately 78% of its backlog as revenue during the next twelve months, and the balance thereafter.
Contract Estimates—Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net decrease of approximately $200 and a net increase of approximately $1,300 for the three months ended March 31, 2019 and 2018, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Variable Consideration—The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Based upon the Company’s review of the provisions of its contracts, specific costs incurred, and other related evidence supporting the unapproved change orders and claims, the Company concluded that it was appropriate to include in project price amounts of approximately $9,300 at both March 31, 2019 and December 31, 2018, in “Costs and estimated earnings in excess of billings on uncompleted contracts” on its Condensed Consolidated Balance Sheets, primarily relating to extended delays on a bridge project in Texas. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.
Revenue by Heavy Civil Construction Category—The Company’s heavy civil construction segment’s portfolio of products and services consists of approximately 150 active contracts. The following series of tables presents the Company’s heavy civil construction revenue disaggregated by several categories:

Revenue by major end market	Three Months Ended March 31,
	2019	2018
Heavy Highway	$93,610	$107,408
Commercial	30,850	28,519
Aviation	29,937	23,252
Water Containment and Treatment	15,234	14,995
Other	11,553	13,067
Total Heavy Civil Construction Revenue	$181,184	$187,241

Revenue by contract type	Three Months Ended March 31,
	2019	2018
Fixed Unit Price	$141,219	$160,236
Lump Sum and Other	39,965	27,005
Total Heavy Civil Construction Revenue	$181,184	$187,241

Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts. However, these types of contracts offer additional profits when the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Contract Balances—The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the Condensed Consolidated Balance Sheet. In the Company’s heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company occasionally receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three month period ended March 31, 2019, were not materially impacted by any other factors.
The table below reconciles the net excess billings to the amounts included in the Condensed Consolidated Balance Sheets at those dates:

	March 31, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,133	$41,542
Billings in excess of costs and estimated earnings on uncompleted contracts	(55,598)	(62,407)
Net amount of billings in excess of costs and estimated earnings on uncompleted contracts	$(11,465)	$(20,865)
Revenues recognized and billings on uncompleted contracts include cumulative amounts recognized as revenues and billings in prior periods. This revenue primarily represents progress on the Company’s construction jobs.

3.	CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents includes cash balances held by consolidated 50% owned subsidiaries and the Company’s majority owned construction joint ventures. At March 31, 2019 and December 31, 2018, cash and cash equivalents included approximately $13,300 and $31,000, respectively, attributable to consolidated 50% owned subsidiaries. At March 31, 2019 and December 31, 2018, cash and cash equivalents included approximately $3,100 and $20,500, respectively, attributable to its majority owned construction joint ventures. Majority owned construction joint ventures and consolidated 50% owned subsidiaries cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to the Company without approval of the board of directors, or equivalent body, of the respective joint ventures.
 Restricted cash of approximately $3,900 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. This represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
 The Company holds cash on deposit in U.S. banks, at times, in excess of federally insured limits. Management does not believe that the risk associated with keeping cash deposits in excess of federal deposit insurance limits represents a material risk.

4.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has a 50% interest in two subsidiaries (Myers and RHB); both subsidiaries have individual provisions which obligate the Company to purchase each partner’s 50% interests for $20,000 ($40,000 in the aggregate), due to circumstances outlined in the partner agreements that are certain to occur. Therefore, the Company has consolidated these two entities and classified these obligations as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets. In addition, all undistributed earnings at the time of the noncontrolling owners’ death or permanent disability are also mandatorily payable. In the event of either Mr. Buenting’s or Mr. Myers’s death, the Company purchased two separate $20,000 death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.
The liability consists of the following:

	March 31, 2019	December 31, 2018
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	7,132	9,343
Total liability	$47,132	$49,343
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three months ended March 31, 2019 and March 31, 2018 were approximately $1,300, and $600, respectively. These amounts were included in “Other operating expense, net” on the Company’s Condensed Consolidated Statements of Operations.
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a variable interest entity (“VIE”). The Company determined Myers is a VIE, as Sterling is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
The following tables present the condensed financial information of Myers, which is reflected in the Company’s Condensed Consolidated Balance Sheets and Statements of Operations:

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,603	$8,745
Receivables, including retainage	24,900	24,109
Other current assets	13,679	14,533
Total current assets	42,182	47,387
Property and equipment, net	6,818	7,219
Operating lease right-of-use assets	3,297	—
Goodwill	1,501	1,501
Total assets	$53,798	$56,107
Liabilities
Current liabilities:
Accounts payable	$19,588	$22,211
Other current liabilities	11,032	9,811
Total current liabilities	30,620	32,022
Other long-term liabilities	1,854	1,976
Total liabilities	$32,474	$33,998

5.	CONSTRUCTION JOINT VENTURES
 The Company participates in joint ventures with other major construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. These projects generally have joint and several liability. The Company selects its joint venture partners based on its analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.
For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the Condensed Consolidated Balance Sheets line item “Noncontrolling interests” in “Stockholders’ equity” and the Statement of Operations line item “Net income attributable to noncontrolling interests”, respectively.
The following table summarizes the changes in noncontrolling interests:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$7,859	$4,856
Net income attributable to noncontrolling interest included in equity	46	1,191
Distributions to noncontrolling interest owners	(5,100)	—
Balance, end of period	$2,805	$6,047
Where the Company is a noncontrolling venture partner, the Company accounts for their share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its Condensed Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Condensed Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	March 31, 2019	December 31, 2018
Total combined:
Current assets	$70,482	$64,815
Less current liabilities	(81,857)	(74,543)
Net liabilities	$(11,375)	$(9,728)

Sterling’s receivables from and equity in noncontrolling construction joint ventures	$11,625	$10,720

	Three Months Ended March 31,
	2019	2018
Total combined:
Revenues	$31,384	$31,357
Income before tax	1,969	3,404
Sterling’s noncontrolling interest:
Revenues	$15,684	$15,065
Income before tax	984	1,691
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2019	December 31, 2018
Construction and transportation equipment	$148,138	$144,630
Buildings and improvements	11,139	11,072
Land	2,720	2,720
Office equipment	2,627	2,711
Total property and equipment	164,624	161,133
Less accumulated depreciation	(112,613)	(109,134)
Total property and equipment, net	$52,011	$51,999

7.	INTANGIBLES
The following table presents the Company’s acquired finite-lived intangible assets at March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23 years	$40,823	$(3,610)	$40,823	$(3,159)
Trade name	13 years	5,307	(1,050)	5,307	(919)
Non-competition agreements	7 years	487	(139)	487	(121)
Total	22 years	$46,617	$(4,799)	$46,617	$(4,199)
The Company's intangible expense was approximately $600 for each of the three months ended March 31, 2019 and March 31, 2018.

8.	DEBT
The Company’s outstanding debt at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Oaktree Facility	$71,602	$74,571
Notes and deferred payments to sellers, Tealstone acquisition	11,460	13,572
Notes payable for construction and transportation equipment	474	612
Total debt	83,536	88,755

Less - Current maturities of long-term debt	(393)	(2,899)
Less - Unamortized deferred loan costs	(6,220)	(6,739)
Total long-term debt	$76,923	$79,117

Oaktree Facility—At March 31, 2019, the Company had $71,602 outstanding under a $85,000 term loan with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”). The Oaktree Facility is secured by substantially all of the assets of the Company and its subsidiaries. Interest on the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Oaktree Facility, subject to adjustment under certain circumstances, and is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Oaktree Facility, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Oaktree Facility in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium.
Notes and Deferred Payments to Sellers—At March 31, 2019, the Company had $11,460 outstanding of the $5,000 of Promissory Notes and approximately $9,900 of deferred cash payments net of debt discounts, issued as part of the Tealstone Acquisition. During the three months ended March 31, 2019, the Company paid approximately $2,400 of the deferred cash payments. The remaining principal amounts of $5,000 of Promissory Notes and $7,500 of deferred cash payments are due on April 3, 2020. Based on a 12% discount rate, the Company recorded $11,600 as notes and deferred payments to sellers in long-term debt on its Condensed Consolidated Balance Sheet at the acquisition closing date. Accreted interest for the period was approximately $300 for each of the three months ended March 31, 2019 and 2018, and was recorded as interest expense.
Notes Payable for Construction and Transportation Equipment—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was approximately $500 and $600 at March 31, 2019 and December 31, 2018, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance—The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 2.00 to 1.00 for the trailing four consecutive fiscal quarters ending March 31, 2019, reducing to 1.80 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less than $15,000;

•	gross margin in contract backlog of not less than $70,000 for the average of the trailing four consecutive fiscal quarters;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000 for each of the trailing four consecutive fiscal quarters.
The Company is in compliance with these covenants at March 31, 2019.

9.	LEASE OBLIGATIONS
The Company has operating and finance leases primarily for construction and transportation equipment as well as office space. The Company’s leases have remaining lease terms of 1 month to 5 years, some of which include options to extend the leases for up to 10 years.
The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$2,211
Short-term lease cost	$4,743

Finance lease cost:
Amortization of right-of-use assets	$32
Interest on lease liabilities	2
Total finance lease cost	$34

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,383
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$32

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$3,101
Finance leases	$76
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$15,290

Current portion of long-term lease obligations	$7,009
Long-term lease obligations	8,466
Total operating lease liabilities	$15,475

Finance Leases
Property and equipment, at cost	$740
Accumulated depreciation	(323)
Property and equipment, net	$417

Current maturities of long-term debt	$134
Long-term debt, net of current maturities	72
Total finance lease liabilities	$206

Weighted Average Remaining Lease Term
Operating leases	2.9
Finance leases	1.9

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	3.8%
Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$5,179	$121
2020	5,903	54
2021	4,163	31
2022	2,025	8
2023	289	—
Thereafter	10	—
Total lease payments	$17,569	$214
Less imputed interest	(2,094)	(8)
Total	$15,475	$206

10.	COMMITMENT AND CONTINGENCIES
The Company is required by its insurance providers to obtain and hold a standby letter of credit. These letters of credit serve as a guarantee by the banking institution to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. The Company has cash collateralized the letters of credit, resulting in the cash being designated as restricted.
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
Due to net operating loss carryforwards, the Company does not expect a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have net operating loss carry forwards. Current income tax expense of $22 and $41 was recorded for the three months ended March 31, 2019 and 2018, respectively.
The Company’s deferred tax expense reflects the change in deferred tax assets and liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance has been applied to the Company’s net deferred tax assets as of March 31, 2019 and December 31, 2018. As part of this analysis, the Company monitors its quarterly results. Based on the Company’s continued positive income trend and current forecast for the full year of 2019, we believe that there could be enough positive evidence to remove the valuation allowance in the fourth quarter of 2019. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company expects to have a deferred tax liability for the excess of book over tax basis difference in its goodwill. A $141 deferred tax expense for the three months ended March 31, 2019 has been recorded to reflect this liability.
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
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) that is administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance based shares (“PSUs”). Changes in common stock, additional paid in capital, and treasury stock during the three months ended March 31, 2019 primarily relate to activity associated with the Stock Incentive Plan and share repurchases.
Share Grants—During the three months ended March 31, 2019, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	3	$10.89
RSUs	138	$10.96
PSUs	185	$10.89
Total shares granted	326
Share Issuances—During the three months ended March 31, 2019, the Company had the following share issuances associated with the Stock Incentive Plan:

Shares
RSA (issued upon grant)	3
RSUs (issued upon vesting)	73
PSUs (issued upon vesting)	54
Total shares issued	130
Stock-Based Compensation Expense—During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $1,021 and $617, respectively, of stock-based compensation expense, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the three months ended March 31, 2019, the Company repurchased 250 shares of the Company’s outstanding common stock for $3,201 under the stock repurchase plan. The Company also repurchased 52 shares for taxes withheld on stock-based compensation vestings for $564.

13.	NET INCOME PER SHARE ATTRIBUTABLE TO STERLING COMMON STOCKHOLDERS
The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Sterling common stockholders	$1,815	$2,489
Denominator:
Weighted average common shares outstanding — basic	26,377	26,854
Shares for dilutive unvested stock and warrants	346	224
Weighted average common shares outstanding and incremental shares assumed repurchased — diluted	26,723	27,078
Basic income per share attributable to Sterling common stockholders	$0.07	$0.09
Diluted income per share attributable to Sterling common stockholders	$0.07	$0.09

14.	SEGMENT INFORMATION
Segment reporting is aligned based upon the services offered by two operating groups, which represent the following reportable segments: heavy civil construction and residential construction. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenue
Heavy Civil Construction	$181,184	$187,241
Residential Construction	42,765	35,251
Total Revenue	$223,949	$222,492

Operating Income
Heavy Civil Construction	$(847)	$1,945
Residential Construction	5,567	4,734
Total Operating Income	$4,720	$6,679
The following table presents total assets by reportable segment at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets
Heavy Civil Construction	$326,841	$355,011
Residential Construction	136,673	127,562
Total Assets	$463,514	$482,573

15.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2019	2018
Receivables, including retainage	$(1,976)	$(6,946)
Net amount of billings in excess of costs and estimated earnings on uncompleted contracts	(9,400)	(10,586)
Receivables from and equity in construction joint ventures	(905)	(1,105)
Other assets	1,902	3,861
Accounts payable	(17,556)	(12,334)
Accrued compensation and other liabilities	2,697	(891)
Member’s interest subject to mandatory redemption and undistributed earnings	(2,211)	(3,463)
Changes in operating assets and liabilities	$(27,449)	$(31,464)

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
Forward-looking statements reflect the Company’s current expectations as of the date of this Report regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, the Company’s business and operations involve numerous risks and uncertainties, many of which are beyond the Company’s control, that could result in expectations not being realized or otherwise could materially affect the financial condition, results of operations and cash flows.
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

•	design/build contracts which subject the Company to the risk of design errors and omissions;

•
cost escalations associated with contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials and cost escalations associated with subcontractors and labor;

•	dependence on a limited number of significant customers;

•	adverse weather conditions;

•
the presence of competitors with greater financial resources or lower margin requirements than the Company and the impact of competitive bidders on the Companies ability to obtain new backlog at reasonable margins acceptable to the Company;

•	ability to successfully identify, finance, complete and integrate acquisitions;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability;

•	adverse economic conditions in the Company’s markets; and

•	the other factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) under “Part I, Item 1A. Risk Factors.”
In reading this Report, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on any forward-looking statements. Investors are cautioned that many of the assumptions upon which the Company’s forward-looking statements are based are likely to change after the forward-looking statements are made. Further, the Company may make changes to their business plans that could affect their results. Although the Company believes that its plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that the Company makes in this Report are reasonable, the Company can provide no assurance that they will be achieved.
The forward-looking statements included herein are made only as of the date hereof, and the Company undertakes no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements to reflect events or circumstances that occur, or that the Company becomes aware of after the date of this Report.

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects. The Company operates primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah, as well as other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

MARKET OUTLOOK AND TRENDS
Heavy Civil Construction—Sterling’s heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief.
In addition to the state locally funded actions, Sterling is in year four of the 2015 federally funded five-year $305 billion Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire next year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill that would further stabilize the Highway Trust Fund. Should the federal government approve this incremental infrastructure investment in 2019, it would be an additional growth catalyst; however, it would be unlikely to create significant business impact before 2020 or 2021.
Bid Discipline and Project Execution—To ensure that the Company takes full advantage of the improved market conditions and maximizes profitability, the Company has completed an extensive evaluation of its historical success on heavy civil construction projects based on project size, end customer, product delivered and geography. The knowledge gained has now been incorporated into a more formal and rigorous bid evaluation and approval process which, along with the institution of common processes, will enable the Company to focus its resources on the most beneficial projects and significantly reduce its risk.
Backlog—At March 31, 2019, backlog of construction projects, which is made up solely of the heavy civil construction segment, was $808.7 million, as compared to $850.7 million at December 31, 2018. The contracts in this backlog are typically completed in 12 to 36 months. Contracts for which the Company is the apparent low bidder on the project (“Unsigned Low-bid Awards”) are excluded from backlog until the contract has been executed by its customer. Unsigned Low-bid Awards were $401.5 million at March 31, 2019 as compared to $292.7 million at December 31, 2018. The combination of backlog and Unsigned Low-bid Awards, which the Company refers to as “Combined Backlog,” totaled $1.2 billion and $1.1 billion, respectively at March 31, 2019 and December 31, 2018. Backlog includes $40.1 million and $33.6 million at March 31, 2019 and December 31, 2018, respectively, attributable to the Company’s share of estimated revenues related to joint ventures where the Company is a noncontrolling joint venture partner.
The Company’s margin in backlog has decreased approximately 13 basis points, from 8.5% at December 31, 2018 to 8.3% at March 31, 2019. The decrease is driven by adverse weather conditions and mix. The Company’s margin in Combined Backlog decreased to 8.6% at March 31, 2019 from 8.9% at December 31, 2018 driven by a greater mix of heavy highway awards.
Residential Construction—Continuing revenue growth of the Company’s residential construction business is directly related to the growth of new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company’s customers’ expected average growth during 2019 is approximately 10% in the Dallas-Fort Worth Metroplex. The Company has continued its expansion of the residential business into the Houston market and surrounding areas.

RESULTS OF OPERATIONS
Consolidated Results
Summary—The Company had operating income of $4.7 million, income before income taxes of $2.0 million, net income attributable to Sterling common stockholders of $1.8 million and net income per diluted share attributable to Sterling common stockholders of $0.07.
Consolidated financial highlights for the first quarter of 2019 as compared to the first quarter of 2018 are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	Variance
Revenues	$223,949	$222,492	0.7%
Gross profit	19,503	19,834	(1.7)%
General and administrative expenses	(12,489)	(12,340)	(1.2)%
Other operating expense, net	(2,294)	(815)	(181.5)%
Operating income	4,720	6,679	(29.3)%
Interest, net	(2,696)	(2,958)	8.9%
Income tax expense	(163)	(41)	NM
Less: Net income attributable to noncontrolling interests	(46)	(1,191)	(96.1)%
Net income attributable to Sterling common stockholders	$1,815	$2,489	(27.1)%
Gross margin	8.7%	8.9%	(2.2)%
Operating margin	2.1%	3.0%	(30.0)%
NM - Not meaningful
Revenues—Revenues increased $1.5 million, or 0.7% in the first quarter of 2019 compared with the first quarter of 2018. The increase in the first quarter of 2019 was driven by a $7.5 million increase in residential construction, partially offset by a $6.1 million decrease in heavy civil construction.
Gross profit—Gross profit decreased $0.3 million for the first quarter of 2019 compared with the first quarter of 2018. The Company’s gross margin decreased to 8.7% in the first quarter of 2019, as compared to 8.9% in the first quarter of 2018. The decrease in gross margin during the first quarter of 2019 as compared to the first quarter of 2018 was driven by a decrease in heavy civil construction.
At March 31, 2019 and 2018, the Company had approximately 141 and 178 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more the Company is able to refine its estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses increased $0.2 million to $12.5 million during the first quarter of 2019 from $12.3 million in the first quarter of 2018. As a percent of revenues, general and administrative expenses increased 0.5% to 5.6% during the three months ended March 31, 2019.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interests of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase its liability account. The change in other operating expense, net, was $1.5 million during the first quarter. Earn-out expense increased by $0.8 million during the first quarter of 2019 to $1.0 million from $0.2 million in the first quarter of 2018. Members’ interest earnings increased by $0.7 million during the first quarter of 2019 to $1.3 million from $0.6 million in the first quarter of 2018.
Interest expense—Interest expense was $3.1 million in the first quarter of 2019 compared to $3.1 million in the first quarter of 2018. The interest expense on lower comparative debt levels was offset by higher interest rates. The interest expense is primarily related to borrowings under the Oaktree Facility.

Operating Group Results
The Company’s revenue and income from operations by reportable segment are as follows:

	Three Months Ended March 31,
(In thousands)	2019	% of Total	2018	% of Total
Revenue
Heavy Civil Construction	$181,184	81%	$187,241	84%
Residential Construction	42,765	19%	35,251	16%
Total Revenue	$223,949		$222,492
Operating Income
Heavy Civil Construction	$(847)	(18)%	$1,945	29%
Residential Construction	5,567	118%	4,734	71%
Total Operating Income	$4,720		$6,679
Heavy Civil Construction
Revenues—Revenues were $181.2 million for the first quarter of 2019, a decrease of $6.1 million or 3.2% compared to the first quarter of 2018. The decrease was driven by lower revenue of $29.7 million related to two large construction joint venture projects that were substantially complete by the end of 2018. This decline was partially offset by increased revenues of $23.6 million related to fully controlled heavy highway work and increased aviation and commercial work. The lower construction joint venture revenues totaled $1.3 million for the first quarter compared to $31.0 million in the first quarter of 2018.
Operating income—Operating loss was $0.8 million for the first quarter of 2019, a decrease of $2.8 million, compared to the $1.9 million of income in the first quarter of 2018. The decrease was the result of volume driven decreases from heavy highway work as well as negative weather impacts across our regions in the first quarter of 2019.
Residential Construction
Revenues—Revenues were $42.8 million for the first quarter of 2019, an increase of $7.5 million or 21.3%, compared to the first quarter of 2018. The increase in revenue is due to the completion of weather delayed slab starts that pushed into the first quarter of 2019 and underlying growth in the Dallas-Fort Worth and Houston areas. Completed slabs increased approximately 25% in the first quarter of 2019 as compared to the first quarter of 2018.
Operating income—Operating income was $5.6 million for the first quarter of 2019, an increase of $0.8 million, compared to the first quarter of 2018. The increase was driven by additional volume from revenues as described above, partially offset by increased earnout expense.
LIQUIDITY AND SOURCES OF CAPITAL
The following table sets forth information about the Company’s cash flows and liquidity:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash used in:
Operating activities	$(19,242)	$(22,492)
Investing activities	(3,677)	(1,011)
Financing activities	(14,412)	(4,988)
Total decrease in cash and cash equivalents	$(37,331)	$(28,491)

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$56,764	$94,095
Working capital	$106,908	$123,442

Operating Activities—During the three months ended March 31, 2019, net cash used in operating activities was $19.2 million compared to $22.5 million in the three months ended March 31, 2018. Cash flows used in operating activities were driven by changes in accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, partly offset by non-cash items in operating activities. Non-cash items in operating activities include depreciation and amortization expense, which was $4.4 million and $4.1 million in the three months ended March 31, 2019 and 2018.
Cash and Working Capital—Cash at March 31, 2019, was $56.8 million, and includes the following components:

(In thousands)	March 31, 2019	December 31, 2018
Generally available	$40,314	42,605
Consolidated 50% owned subsidiaries	13,308	31,026
Construction joint ventures	3,142	20,464
Total cash	$56,764	$94,095
The decrease in generally available cash is primarily due to the use of cash for operations, $5.6 million of repayments on long-term debt, $5.1 million of noncontrolling interest distributions, and $3.2 million for stock repurchases during the three months ended March 31, 2019. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels were driven by seasonality, prompting lower volumes in the first quarter of 2019 coupled with the substantial completion of two large construction joint venture projects. The Company’s working capital decreased $16.5 million to $106.9 million at March 31, 2019 from $123.4 million at December 31, 2018, primarily due to seasonality, the cash factors previously described, and the Contract Capital discussion below.
Contract Capital—The need for working capital for the Company’s business varies due to fluctuations in operating activities and investments in its Contract Capital. The changes in the components of Contract Capital were as follows:

(In thousands)	March 31, 2019	March 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$(2,591)	$(2,901)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,809)	(7,685)
Contracts in progress, net	(9,400)	(10,586)
Contracts receivable, including retainage	(1,976)	(6,946)
Receivables from and equity in construction joint ventures	(905)	(1,105)
Inventories	460	2,759
Accounts payable	(17,556)	(12,334)
Contract Capital, net	$(29,377)	$(28,212)
The three months ended March 31, 2019 change in Contract Capital reduced liquidity by $29.4 million. Fluctuations in the Contract Capital balance and its components are not unusual and are impacted by the size of projects and changing type and mix of projects in Backlog. The Company’s Contract Capital is particularly impacted by seasonality, the timing of new awards, and related payments of performing work and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects. The Company expects cash flow from operations to improve, principally driven by seasonality.
Investing Activities—During the three months ended March 31, 2019, net cash used in investing activities was $3.7 million compared to $1.0 million in the three months ended March 31, 2018. The use of cash was driven by purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand construction fleet were approximately $3.8 million for the three months ended March 31, 2019 and $1.9 million for the three months ended March 31, 2018.
Financing Activities—During the three months ended March 31, 2019, net cash used in financing activities was $14.4 million compared to $5.0 million in the three months ended March 31, 2018. The use of cash was driven by $5.6 million of repayments on long-term debt (primarily consisting of $3.0 million of repayments on the Oaktree Facility and $2.4 million of deferred cash payments for the Tealstone Acquisition), $5.1 million of distributions to the Company’s noncontrolling interest partners, and $3.2 million for the purchase of treasury stock.
Credit Facility and Other Sources of Capital—In addition to the Company’s available cash, cash equivalents and cash provided by operations, from time to time, the Company uses borrowings to finance acquisitions, capital expenditures and working capital needs.

Borrowings—Average borrowings under the Oaktree Facility for the three months ended March 31, 2019 was $73.9 million and for the three months ended March 31, 2018 was $83.1 million. Based on the Company’s average borrowings and its 2019 forecasted cash needs, the Company continues to believe that it has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to strengthen its financial position in order to take advantage of the improving heavy civil infrastructure market. The Company expects to pursue strategic uses of its cash, such as, investing in projects or businesses that meet its gross margin targets and overall profitability, managing its debt balances, and investing in adjacent markets or other opportunities.
INFLATION
Inflation generally has not had a material impact on the Company’s financial results; however, from time to time, increases in oil, fuel and steel prices have affected its cost of operations. Anticipated cost increases and reductions are considered in the Company’s bids to customers on proposed new construction projects.
When the Company is the successful bidder on a heavy civil construction project, the Company executes purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees and the Company has no obligation for materials and services beyond those required to complete the contracts with its customers. There can be no assurance that increases in prices of oil and fuel used in the Company’s business will be adequately covered by the estimated escalation the Company has included in its bids and there can be no assurance that all of its vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. The Company adjusts the total estimated costs on projects when it is believed it is probable that there will be cost increases which will not be recovered from customers, vendors or re-engineering.
Inflation affects residential construction projects minimally as these projects are typically completed in less than one month.
OFF-BALANCE SHEET ARRANGEMENTS AND JOINT VENTURES
The Company participates in various construction joint ventures in order to share expertise, risk and resources for certain highly complex projects. The venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although the Company’s agreements with its joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of its partners is unable to pay its share, the Company would be fully liable for such share under its contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurs a loss or additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement.
At March 31, 2019, there was approximately $82.7 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $40.1 million represented the Company’s proportionate share. Due to the joint and several liability under the Company’s joint venture arrangements, if one of its joint venture partners fails to perform, the Company and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2019, the Company was not aware of any situation that would require it to fulfill responsibilities of its joint venture partners pursuant to the joint and several liability provisions under its contracts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes in interest rates are one of the Company’s sources of market risk. Interest on outstanding indebtedness under the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. The Company’s interest rates for the periods ended March 31, 2019, December 31, 2018 and March 31, 2018 were 11.2%, 11.2% and 10.4% respectively. This represents an increase of approximately 80 basis points year over year. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At March 31, 2019, the Company had a term loan of $71.6 million outstanding under this facility. A 1% increase in the interest rate would increase interest expense by $0.7 million per year.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Condensed Consolidated results of Operations, Financial Position or Cash Flows.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2018 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows shares repurchased from employees holding shares of the Company’s common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company’s tax withholding obligations occasioned by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation and Talent Development Committee of the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31, 2019	—	$—
February 1 - February 28, 2019	6,980	$13.09
March 1 - March 31, 2019	—	$—
Total	6,980	$13.09
On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2.0 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The amount and timing of any purchases will depend on a number of factors, including the Company’s liquidity position and trading price, trading volume and general market conditions. No assurance can be given that any particular amount of common stock will be repurchased. This repurchase program expires on June 30, 2020 and may be modified, extended or terminated by the Board at any time. The table below sets forth the Company’s share repurchase during the last fiscal quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	105,348	$11.57	571,867	1,428,133
February 1 - February 28, 2019	—	$—	571,867	1,428,133
March 1 - March 31, 2019	144,822	$13.69	716,689	1,283,311
Total	250,170	$12.80	716,689	1,283,311

Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
3.1 (1)
Certificate of Incorporation of Sterling Construction Company, Inc. as amended through April 28, 2017 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.'s Current Report on Form 8-K, filed on May 3, 2017 (SEC File No. 1-31993)).

3.2 (1)
Amended and Restated Bylaws of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on March 8, 2018 (SEC file No. 1-31993)).

10.1 (2)	Plan Description - Senior Executive Incentive Compensation Plan (adopted 2019)
31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the filing indicated
(2) Filed herewith
(3) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 7, 2019	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer