Form 10-Q
period 2019-06-30
STERLING CONSTRUCTION CO INC
filed 2019-08-06
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of August 2, 2019 – 26,466,675

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$264,086	$268,734	$488,035	$491,226
Cost of revenues	(238,590)	(237,688)	(443,036)	(440,346)
Gross profit	25,496	31,046	44,999	50,880
General and administrative expense	(10,774)	(13,203)	(23,263)	(25,543)
Other operating expense, net	(3,538)	(5,694)	(5,832)	(6,509)
Operating income	11,184	12,149	15,904	18,828
Interest income	291	201	655	330
Interest expense	(2,904)	(3,112)	(5,964)	(6,199)
Income before income taxes	8,571	9,238	10,595	12,959
Income tax expense	(706)	(97)	(869)	(138)
Net income	7,865	9,141	9,726	12,821

Less: Net income attributable to noncontrolling interests	(37)	(967)	(83)	(2,158)
Net income attributable to Sterling common stockholders	$7,828	$8,174	$9,643	$10,663

Net income per share attributable to Sterling common stockholders:
Basic	$0.30	$0.30	$0.37	$0.40
Diluted	$0.29	$0.30	$0.36	$0.39

Weighted average common shares outstanding:
Basic	26,338	26,887	26,357	26,881
Diluted	26,623	27,125	26,657	27,162

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$71,730	$94,095
Accounts receivable, including retainage	157,813	145,026
Costs and estimated earnings in excess of billings	53,896	41,542
Inventory	3,252	3,159
Receivables from and equity in construction joint ventures	14,381	10,720
Other current assets	7,951	8,074
Total current assets	309,023	302,616
Property and equipment, net	49,217	51,999
Operating lease right-of-use assets	14,995	—
Goodwill	85,231	85,231
Other intangibles, net	41,218	42,418
Other non-current assets, net	211	309
Total assets	$499,895	$482,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,342	$99,426
Billings in excess of costs and estimated earnings	60,571	62,407
Current maturities of long-term debt	12,128	2,899
Current portion of long-term lease obligations	7,059	—
Income taxes payable	101	318
Accrued compensation	12,148	9,448
Other current liabilities	5,183	4,676
Total current liabilities	198,532	179,174
Long-term debt	66,497	79,117
Long-term lease obligations	8,030	—
Members’ interest subject to mandatory redemption and undistributed earnings	48,831	49,343
Deferred taxes	2,211	1,450
Other long-term liabilities	1,101	1,229
Total liabilities	325,202	310,313
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000 shares authorized, 27,049 and 27,064 shares issued, 26,466 and 26,597 shares outstanding	271	271
Additional paid in capital	233,559	233,795
Treasury Stock, at cost: 583 and 467 shares	(6,688)	(4,731)
Retained deficit	(55,291)	(64,934)
Total Sterling stockholders’ equity	171,851	164,401
Noncontrolling interests	2,842	7,859
Total stockholders’ equity	174,693	172,260
Total liabilities and stockholders’ equity	$499,895	$482,573
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,726	$12,821
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,473	8,307
Amortization of deferred debt costs	1,602	1,610
Gain on disposal of property and equipment	(441)	(470)
Deferred tax expense	761	—
Stock-based compensation expense	1,670	1,383
Changes in operating assets and liabilities (Note 15)	(26,116)	(31,565)
Net cash used in operating activities	(4,325)	(7,914)
Cash flows from investing activities:
Capital expenditures	(4,854)	(5,263)
Proceeds from sale of property and equipment	802	1,307
Net cash used in investing activities	(4,052)	(3,956)
Cash flows from financing activities:
Repayments of long-term debt	(5,763)	(5,344)
Distributions to noncontrolling interest owners	(5,100)	—
Purchase of treasury stock	(3,201)	—
Other	76	(154)
Net cash used in financing activities	(13,988)	(5,498)
Net decrease in cash and cash equivalents	(22,365)	(17,368)
Cash and cash equivalents at beginning of period	94,095	83,953
Cash and cash equivalents at end of period	$71,730	$66,585
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	$(64,934)	467	$(4,731)	$164,401	$7,859	$172,260
Net income	—	—	—	1,815	—	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	—	250	(3,201)	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	—	(130)	1,314	—	—	—
Shares withheld for taxes	(52)	—	—	—	45	(564)	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	$(63,119)	632	$(7,182)	$163,472	$2,805	$166,277
Net income	—	—	—	7,828	—	—	7,828	37	7,865
Stock-based compensation	—	—	649	—	—	—	649	—	649
Distributions to owners	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Issuance of stock	49	—	(494)	—	(49)	494	—	—	—
Shares withheld for taxes	(7)		(98)	—	—	—	(98)	—	(98)
Balance at June 30, 2019	26,466	$271	$233,559	$(55,291)	583	$(6,688)	$171,851	$2,842	$174,693

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	27,051	$271	$231,183	$(90,121)	—	$—	$141,333	$4,856	$146,189
Net income	—	—	—	2,489	—	—	2,489	1,191	3,680
Stock-based compensation	(3)	—	617	—	—	—	617	—	617
Shares withheld for taxes	(13)	(1)	(193)	—	—	—	(194)	—	(194)
Balance at March 31, 2018	27,035	$270	$231,607	$(87,632)	—	$—	$144,245	$6,047	$150,292
Net income	—	—	—	8,174	—	—	8,174	967	9,141
Stock-based compensation	39	—	766	—	—	—	766	—	766
Shares withheld for taxes	(10)	1	(108)	—	—	—	(107)	—	(107)
Balance at June 30, 2018	27,064	$271	$232,265	$(79,458)	—	$—	$153,078	$7,014	$160,092

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Nature of Operations—Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that specializes in heavy civil infrastructure construction and infrastructure rehabilitation as well as residential construction projects. We operate primarily in Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah, as well as other states in which there are feasible construction opportunities. Heavy civil construction projects include highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems, foundations for multi-family homes, commercial concrete projects and parking structures. Residential construction projects include concrete foundations for single-family homes.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2019 and the results of operations and cash flows for the periods presented. The December 31, 2018 Condensed Consolidated Balance Sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the quarters presented are not necessarily indicative of the results expected for the full year or subsequent quarters. Values presented within tables, excluding per share data, are in thousands.
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

Use of Estimates—The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue from construction contracts over time and the valuation of goodwill, other intangibles and income taxes. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
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
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. The Company had no significant deferred pre-contract costs at June 30, 2019.

Residential Construction Revenue Recognition—Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed (i.e., at a point in time). The time from starting construction to finishing is typically less than one month.
Leases—Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s other non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment, current maturities of long-term debt, and long-term debt on the Company’s Condensed Consolidated Balance Sheets.
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
Restricted cash—Restricted cash of approximately $3,200 and $3,900 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. This represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
Recently Adopted Accounting Guidance
Leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in ASU 2016-2, “Leases” (ASC 842). Under the new guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method. The new guidance has been applied to leases that exist or were entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. As an accounting policy, the Company has elected not to apply the recognition requirements to short-term leases (leases with terms of 12 months or less). Instead, the Company recognizes the lease payments in the Condensed Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The Company has elected to utilize the package of practical expedients that allows entities to not reassess 1) the classification of leases existing at the date of adoption 2) the initial direct costs for any existing leases and 3) whether any expired or existing contracts are or contain leases.
At January 1, 2019, the Company recorded an ROU asset, current maturity of operating lease liability and long-term operating lease liability of $13,600, $6,200 and $7,400, respectively on its Condensed Consolidated Balance Sheet, related to its existing operating leases. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2019, the weighted average remaining lease terms for the Company’s various operating leases extends out over the next 2.8 years. The weighted average discount rate used to determine the present value of the Company’s operating leases’ future payments was approximately 6.0%.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations Satisfied Over Time—Revenue for the heavy civil construction segment contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of the revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 months to 36 months. Revenue from products and services transferred to customers over time accounted for 86% and 84% of revenue for the three and six months ended June 30, 2019, respectively. Revenue from products and services transferred to customers over time accounted for 83% and 84% of revenue for the three and six months ended June 30, 2018, respectively.
Performance Obligations Satisfied at a Point in Time—Revenue for the residential construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time and utilizes an output measure for performance based on the completion of a unit of work (e.g., residential foundation). The typical time frame for completion of a residential foundation is less than one month. Revenue from products and services transferred to customers at a point in time accounted for 14% and 16% of revenue for the three and six months ended June 30, 2019, respectively. Revenue from products and services transferred to customers at a point in time accounted for 17% and 16% of revenue for the three and six months ended June 30, 2018, respectively.
Backlog—On June 30, 2019, the Company had approximately $909,000 of remaining performance obligations (which is also referred to as “backlog”) in its heavy civil construction segment. The Company expects to recognize approximately 70% of its backlog as revenue during the next twelve months, and the balance thereafter.
Contract Estimates—Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net increase of approximately $3,500 and $3,300 for the three and six months ended June 30, 2019, respectively, and a net increase of approximately $300 and $1,700 for the three and six months ended June 30, 2018, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Variable Consideration—The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Based upon the Company’s review of the provisions of its contracts, specific costs incurred, and other related evidence supporting the unapproved change orders and claims, the Company concluded that it was appropriate to include amounts of approximately $15,700 and $9,300 at June 30, 2019 and December 31, 2018, respectively, in project price. These amounts, reflected in “Costs and estimated earnings in excess of billings on uncompleted contracts” on the Condensed Consolidated Balance Sheets, primarily relate to extended delays on a bridge project in Texas due to design errors in the original owner provided project plan. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.
Revenue by Heavy Civil Construction Category—The Company’s heavy civil construction segment’s portfolio of products and services consists of approximately 150 active contracts. The following series of tables presents the Company’s heavy civil construction revenue disaggregated by several categories:

Revenue by major end market	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Heavy Highway	$129,964	$126,554	$223,574	$233,962
Commercial	28,575	29,109	59,425	57,628
Aviation	37,061	27,832	66,998	51,084
Water Containment and Treatment	15,515	15,521	30,749	30,516
Other	17,015	24,267	28,568	37,334
Total Heavy Civil Construction Revenue	$228,130	$223,283	$409,314	$410,524

Revenue by contract type	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed Unit Price	$185,297	$194,485	$326,516	$354,721
Lump Sum and Other	42,833	28,798	82,798	55,803
Total Heavy Civil Construction Revenue	$228,130	$223,283	$409,314	$410,524
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
Contract Balances—The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the Condensed Consolidated Balance Sheet. In the Company’s heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company occasionally receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six month period ended June 30, 2019, were not materially impacted by any other factors.

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
The liability consists of the following:

	June 30, 2019	December 31, 2018
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	8,831	9,343
Total liability	$48,831	$49,343
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three and six months ended June 30, 2019 were approximately $1,500 and $2,700, respectively and for the three and six months ended June 30, 2018 were $4,700 and $5,300, respectively. These amounts were included in “Other operating expense, net” on the Company’s Condensed Consolidated Statements of Operations.
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

The following tables present the condensed financial information of Myers, which is reflected in the Company’s Condensed Consolidated Balance Sheets and Statements of Operations:

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,195	$8,745
Accounts receivable, including retainage	27,011	24,109
Other current assets	14,959	14,533
Total current assets	48,165	47,387
Property and equipment, net	6,369	7,219
Operating lease right-of-use assets	3,232	—
Goodwill	1,501	1,501
Total assets	$59,267	$56,107
Liabilities
Current liabilities:
Accounts payable	$23,672	$22,211
Other current liabilities	10,583	9,811
Total current liabilities	34,255	32,022
Other long-term liabilities	1,680	1,976
Total liabilities	$35,935	$33,998

5.	CONSTRUCTION JOINT VENTURES
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
Joint ventures with a controlling interest—For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the Condensed Consolidated Balance Sheets line item “Noncontrolling interests” in “Stockholders’ equity” and the Condensed Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests”, respectively.
Joint ventures with a noncontrolling interest—Where the Company is a noncontrolling venture partner, the Company accounts for their share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its Condensed Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Condensed Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	June 30, 2019	December 31, 2018
Total combined:
Current assets	$95,991	$64,815
Less current liabilities	(98,192)	(74,543)
Net liabilities	$(2,201)	$(9,728)

Sterling’s receivables from and equity in noncontrolling construction joint ventures	$14,381	$10,720

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total combined:
Revenues	$55,306	$25,463	$86,690	$56,820
Income before tax	8,844	2,192	10,813	5,596
Sterling’s noncontrolling interest:
Revenues	$25,971	$12,564	$41,655	$27,629
Income before tax	3,116	1,167	4,100	2,858
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2019	December 31, 2018
Construction and transportation equipment	$147,796	$144,630
Buildings and improvements	11,195	11,072
Land	2,720	2,720
Office equipment	2,627	2,711
Total property and equipment	164,338	161,133
Less accumulated depreciation	(115,121)	(109,134)
Total property and equipment, net	$49,217	$51,999

7.	OTHER INTANGIBLE ASSETS
The following table presents the Company’s acquired finite-lived intangible assets at June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23 years	$40,823	$(4,062)	$40,823	$(3,159)
Trade name	13 years	5,307	(1,181)	5,307	(919)
Non-competition agreements	7 years	487	(156)	487	(121)
Total	22 years	$46,617	$(5,399)	$46,617	$(4,199)
The Company's intangible amortization expense was $600 and $1,200 for the three and six months ended June 30, 2019.

8.	DEBT
The Company’s outstanding debt at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Oaktree Facility	$71,602	$74,571
Notes and deferred payments to sellers (Tealstone Acquisition)	11,710	13,572
Notes payable for construction and transportation equipment	1,015	612
Total debt	84,327	88,755

Less - Current maturities of long-term debt	(12,128)	(2,899)
Less - Unamortized deferred debt costs	(5,702)	(6,739)
Total long-term debt, net of unamortized debt costs	$66,497	$79,117
Oaktree Facility—At June 30, 2019, the Company had $71,602 outstanding under an $85,000 term loan with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”). The five-year Oaktree Facility, which matures in April, 2022, is secured by substantially all of the assets of the Company and its subsidiaries. Interest on the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Oaktree Facility, subject to adjustment under certain circumstances, and is generally payable monthly. There are no amortized principal payments; however, the Company is required to prepay the Oaktree Facility, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Oaktree Facility in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium.
Notes and Deferred Payments to Sellers—At June 30, 2019, the Company had $11,710 outstanding, net of debt discounts, of the combined Promissory Notes and deferred cash payments issued as part of the Tealstone Acquisition. During the six months ended June 30, 2019, the Company paid approximately $2,400 of the deferred cash payments. The remaining principal amounts of $5,000 of Promissory Notes and $7,500 of deferred cash payments are due on April 3, 2020. Based on a 12% discount rate, the Company recorded $11,600 as notes and deferred payments to sellers in long-term debt on its Condensed Consolidated Balance Sheet at the acquisition closing date. Accreted interest for the period was approximately $300 and $600 for the three and six months ended June 30, 2019 and $300 and $600 for the three and six months ended June 30, 2018, and was recorded as interest expense.
Notes Payable for Construction and Transportation Equipment—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was approximately $1,015 and $600 at June 30, 2019 and December 31, 2018, respectively. The notes have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance—The Oaktree Facility contains various covenants that limit, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company is required to maintain the following principal financial covenants:

•
a ratio of secured indebtedness to EBITDA of not more than 1.9 to 1.00 for the trailing four consecutive fiscal quarters ending March 31, 2019, reducing to 1.8 to 1.00 for the four consecutive quarters ending September 30, 2019 through maturity in 2022;

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
The Company is in compliance with these covenants at June 30, 2019.

9.	LEASE OBLIGATIONS
The Company has operating and finance leases primarily for construction and transportation equipment as well as office space. The Company’s leases have remaining lease terms of 1 month to 5 years, some of which include options to extend the leases for up to 10 years.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,960	$4,171
Short-term lease cost	$3,269	$8,012

Finance lease cost:
Amortization of right-of-use assets	$39	$71
Interest on lease liabilities	1	3
Total finance lease cost	$40	$74
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,466
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$71

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$6,311
Finance leases	$770
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$14,995

Current portion of long-term lease obligations	$7,059
Long-term lease obligations	8,030
Total operating lease liabilities	$15,089

Finance Leases
Property and equipment, at cost	$1,433
Accumulated depreciation	(347)
Property and equipment, net	$1,086

Current maturities of long-term debt	$234
Long-term debt	626
Total finance lease liabilities	$860

Weighted Average Remaining Lease Term
Operating leases	2.8
Finance leases	4.4

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	4.2%

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$4,206	$157
2020	5,885	209
2021	4,231	186
2022	2,087	161
2023	399	154
Thereafter	5	77
Total lease payments	$16,813	$944
Less imputed interest	(1,724)	(84)
Total	$15,089	$860

10.	COMMITMENT AND CONTINGENCIES
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
Due to net operating loss carryforwards, the Company does not expect a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have net operating loss carry forwards. Current income tax expense of $86 and $108 was recorded for the three and six months ended June 30, 2019, respectively and for the three and six months ended June 30, 2018 was $97 and $138, respectively.
The Company’s deferred tax expense reflects the change in deferred tax assets and liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance of approximately $31,700 has been applied to the Company’s net deferred tax assets at both June 30, 2019 and December 31, 2018. As part of this analysis, the Company monitors its quarterly results. Based on the Company’s continued positive income trend and current forecast for the full year of 2019, we believe that there could be enough positive evidence to remove the valuation allowance in the fourth quarter of 2019. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company expects to have a deferred tax liability for the excess of book over tax basis difference in its goodwill. A $620 and $761 deferred tax expense for the three and six months ended June 30, 2019, respectively has been recorded to reflect this liability.
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) that is administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance based shares (“PSUs”). Changes in common stock, additional paid in capital, and treasury stock during the six months ended June 30, 2019 primarily relate to activity associated with the Stock Incentive Plan and share repurchases.
Share Grants—During the six months ended June 30, 2019, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	52	$12.06
RSUs	138	$10.96
PSUs	185	$10.89
Total shares granted	375	—
Share Issuances—During the six months ended June 30, 2019, the Company had the following share issuances associated with the Stock Incentive Plan:

Shares
RSA (issued upon grant)	52
RSUs (issued upon vesting)	73
PSUs (issued upon vesting)	54
Total shares issued	179
Stock-Based Compensation Expense—During the three and six months ended June 30, 2019 the Company recognized $649 and $1,670, respectively, of stock-based compensation expense, and during the three and six months ended June 30, 2018 the Company recognized $766 and $1,383 of stock-based compensation expense, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the six months ended June 30, 2019, the Company repurchased 250 shares of the Company’s outstanding common stock for $3,201 under the stock repurchase plan, all of which were purchased in the first quarter of 2019. The Company also repurchased 7 and 59 shares for taxes withheld on stock-based compensation vestings for $98 and $662 during the three and six months ended June 30, 2019.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Sterling common stockholders	$7,828	$8,174	$9,643	$10,663
Denominator:
Weighted average common shares outstanding — basic	26,338	26,887	26,357	26,881
Shares for dilutive unvested stock and warrants	285	238	300	281
Weighted average common shares outstanding — diluted	26,623	27,125	26,657	27,162
Basic net income per share attributable to Sterling common stockholders	$0.30	$0.30	$0.37	$0.40
Diluted net income per share attributable to Sterling common stockholders	$0.29	$0.30	$0.36	$0.39

14.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Heavy Civil Construction	$228,130	$223,283	$409,314	$410,524
Residential Construction	35,956	45,451	78,721	80,702
Total Revenues	$264,086	$268,734	$488,035	$491,226

Operating Income
Heavy Civil Construction	$6,146	$6,395	$5,299	$8,340
Residential Construction	5,038	5,754	10,605	10,488
Total Operating Income	$11,184	$12,149	$15,904	$18,828

15.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2019	2018
Accounts receivable, including retainage	$(12,787)	$(30,534)
Contracts in progress, net	(14,190)	(3,346)
Receivables from and equity in construction joint ventures	(3,661)	(386)
Other assets	128	1,562
Accounts payable	1,916	(1,073)
Accrued compensation and other liabilities	2,990	1,761
Member’s interest subject to mandatory redemption and undistributed earnings	(512)	451
Changes in operating assets and liabilities	$(26,116)	$(31,565)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Comment Regarding Forward-Looking Statements
This Report, including the documents incorporated herein by reference, contains statements that are considered forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our: business strategy; financial strategy; and plans, objectives, expectations, forecasts, outlook and intentions. All of these types of statements, other than statements of historical fact included in this presentation, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this presentation are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this presentation are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.
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
Backlog—At June 30, 2019, backlog of construction projects, which is made up solely of the heavy civil construction segment, was $909.0 million, as compared to $850.7 million at December 31, 2018. The contracts in this backlog are typically completed in 12 to 36 months. Contracts for which the Company is the apparent low bidder on the project (“Unsigned Low-bid Awards”) are excluded from backlog until the contract has been executed by its customer. Unsigned Low-bid Awards were $314.9 million at June 30, 2019 as compared to $292.7 million at December 31, 2018. The combination of backlog and Unsigned Low-bid Awards, which the Company refers to as “Combined Backlog,” totaled $1.2 billion and $1.1 billion, respectively at June 30, 2019 and December 31, 2018. Backlog includes $34.3 million and $33.6 million at June 30, 2019 and December 31, 2018, respectively, attributable to the Company’s share of estimated revenues related to joint ventures where the Company is a noncontrolling joint venture partner.
The Company’s margin in backlog has increased from 8.5% at December 31, 2018 to 8.8% at June 30, 2019 and the Combined Backlog margin increased from 8.9% at December 31, 2018 to 9.1% at June 30, 2019, driven by a greater mix of heavy highway awards.
Residential Construction—Continuing revenue growth of the Company’s residential construction business is directly related to the growth of new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company’s customers’ expected average growth during 2019 is approximately 10% in the Dallas-Fort Worth Metroplex, however some of this growth may have been dampened by significant Texas weather impacts during the year. The Company has continued its expansion of the residential business into the Houston market and surrounding areas.

RESULTS OF OPERATIONS
Consolidated Results
Summary—For the second quarter of 2019, the Company had operating income of $11.2 million, income before income taxes of $8.6 million, net income attributable to Sterling common stockholders of $7.8 million and net income per diluted share attributable to Sterling common stockholders of $0.29.
Consolidated financial highlights for the three and six months ended June 30, 2019 as compared to 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues	$264,086	$268,734	$488,035	$491,226
Gross profit	25,496	31,046	$44,999	$50,880
General and administrative expense	(10,774)	(13,203)	(23,263)	(25,543)
Other operating expense, net	(3,538)	(5,694)	(5,832)	(6,509)
Operating income	11,184	12,149	15,904	18,828
Interest, net	(2,613)	(2,911)	(5,309)	(5,869)
Income tax expense	(706)	(97)	(869)	(138)
Less: Net income attributable to noncontrolling interests	(37)	(967)	(83)	(2,158)
Net income attributable to Sterling common stockholders	$7,828	$8,174	$9,643	$10,663
Gross margin	9.7%	11.6%	9.2%	10.4%
Operating margin	4.2%	4.5%	3.3%	3.8%
Revenues—Revenues decreased $4.6 million, or 2% for the second quarter of 2019 compared with the second quarter of 2018. The decrease in the second quarter of 2019 was driven by a $9.5 million decrease in residential construction and by a $4.8 million increase in heavy civil construction. Revenues decreased $3.2 million, or 1% in the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The decrease in the six months ended June 30, 2019 was driven by a $1.2 million decrease in heavy civil construction and a $2.0 million decrease in residential construction. Both of our operating segments were negatively impacted by unusually severe weather in the first half of 2019.
Gross profit—Gross profit decreased $5.6 million for the second quarter of 2019 compared with the second quarter of 2018. The Company’s gross margin as a percent of revenue decreased to 9.7% in the second quarter of 2019, as compared to 11.6% in the second quarter of 2018. The decrease in gross margin during the second quarter of 2019 as compared to the second quarter of 2018 was driven by lower revenues from our higher margin residential construction segment and a lower margin mix of heavy civil construction projects. Gross profit decreased $5.9 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The Company’s gross margin as a percent of revenue decreased to 9.2% in the six months ended June 30, 2019, as compared to 10.4% in the six months ended June 30, 2018. The decrease in gross margin during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was driven by a decrease in heavy civil construction and residential construction’s lower volume from revenues.
At June 30, 2019 and 2018, the Company had approximately 134 and 184 heavy civil contracts-in-progress, respectively, which were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more the Company is able to refine its estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses decreased $2.4 million to $10.8 million during the second quarter of 2019 from $13.2 million in the second quarter of 2018. As a percent of revenues, general and administrative expenses decreased approximately 90 basis points to 4.1% during the three months ended June 30, 2019. General and administrative expenses decreased $2.2 million to $23.3 million during the six months ended June 30, 2019 from $25.5 million during the six months ended June 30, 2018, primarily due to higher business development costs in 2018. As a percent of revenues, general and administrative expenses decreased approximately 40 basis points to 4.8% during the six months ended June 30, 2019.

Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was $2.2 million during the second quarter. Earn-out expense decreased by $0.5 million during the second quarter of 2019 to $0.5 million from $1.0 million in the second quarter of 2018, driven by the lower income generated by residential construction. Members’ interest earnings decreased by $1.9 million during the second quarter of 2019 to $2.8 million from $4.7 million in the second quarter of 2018, reflecting decreased revenue and project mix.
The change in other operating expense, net, was $0.7 million during the six months ended June 30, 2019. Earn-out expense increased by $0.3 million during the six months ended June 30, 2019 to $1.5 million from $1.2 million in the six months ended June 30, 2018, driven by an increase in the first quarter of 2019, partly offset by the aforementioned second quarter 2019 decrease. Members’ interest earnings decreased by $1.2 million during the six months ended June 30, 2019 to $4.1 million from $5.3 million in the six months ended June 30, 2018, reflecting decreased revenue and project mix.
Interest expense—Interest expense was $2.9 million in the second quarter of 2019 compared to $3.1 million in the six months ended June 30, 2018 and interest expense was $6.0 million in the six months ended June 30, 2019 compared to $6.2 million in the second quarter of 2018. The interest expense on lower comparative debt levels was partially offset by higher interest rates. The interest expense is primarily related to borrowings under the Oaktree Facility.
Operating Group Results
The Company’s revenue and income from operations by reportable segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Revenues
Heavy Civil Construction	$228,130	86%	$223,283	83%	$409,314	84%	$410,524	84%
Residential Construction	35,956	14%	45,451	17%	78,721	16%	80,702	16%
Total Revenues	$264,086		$268,734		$488,035		$491,226
Operating Income
Heavy Civil Construction	$6,146	55%	$6,395	53%	$5,299	33%	$8,340	44%
Residential Construction	5,038	45%	5,754	47%	10,605	67%	10,488	56%
Total Operating Income	$11,184		$12,149		$15,904		$18,828
Heavy Civil Construction
Revenues—Revenues were $228.1 million for the second quarter of 2019, an increase of $4.8 million or 2.2% compared to the second quarter of 2018. The increase was driven by higher revenues of $26.7 million related to fully controlled heavy highway work and increased aviation work. These increases were largely offset by lower revenue of $21.9 million related to two large construction joint venture projects that were substantially complete by the end of 2018. The lower construction joint venture revenues totaled $1.5 million for the second quarter compared to $23.4 million in the second quarter of 2018.
Revenues were $409.3 million for the six months ended June 30, 2019, a decrease of $1.2 million or 0.3% compared to the six months ended June 30, 2018. The decrease was driven by lower revenue of $51.6 million related to two large construction joint venture projects that were substantially complete by the end of 2018. This decline was partially offset by increased revenues of $50.4 million related to fully controlled heavy highway work and increased aviation work. The lower construction joint venture revenues totaled $2.8 million for the six months ended June 30, 2019 compared to $54.4 million in the six months ended June 30, 2018.
Operating income—Operating income was $6.1 million for the second quarter of 2019, a decrease of $0.3 million, compared to the $6.4 million in the second quarter of 2018 and operating income was $5.3 million for the six months ended June 30, 2019, a decrease of $3.0 million, compared to the $8.3 million of income in the six months ended June 30, 2018. The decrease was the result of volume driven decreases from heavy highway work as well as negative weather impacts across our regions in the second quarter of 2019 and the six months ended June 30, 2019.

Residential Construction
Revenues—Revenues were $36.0 million for the second quarter of 2019, a decrease of $9.5 million or 20.9%, compared to the second quarter of 2018. The decrease in revenue was due to severe Texas weather conditions which delayed slab starts with approximately 30 unworkable days during the quarter. These adverse weather conditions decreased completed slabs approximately 22.5% in the second quarter of 2019 as compared to the second quarter of 2018.
Revenues were $78.7 million for the six months ended June 30, 2019, a decrease of $2.0 million or 2.5%, compared to the six months ended June 30, 2018. The decrease in revenue is due to the aforementioned second quarter weather impact, partially offset by completion of fourth quarter weather delayed slab starts that pushed into the first quarter of 2019 and underlying growth in the Dallas-Fort Worth and Houston areas in the first quarter of 2019. Completed slabs decreased approximately 1.8% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Operating income—Operating income was $5.0 million for the second quarter of 2019, a decrease of $0.7 million, compared to the second quarter of 2018. The decrease was driven by lower volume from revenues as described above. Operating income was $10.6 million for the six months ended June 30, 2019, an increase of $0.1 million, compared to the six months ended June 30, 2018.
LIQUIDITY AND SOURCES OF CAPITAL
The following table sets forth information about the Company’s cash flows and liquidity:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in:
Operating activities	$(4,325)	$(7,914)
Investing activities	(4,052)	(3,956)
Financing activities	(13,988)	(5,498)
Total decrease in cash and cash equivalents	$(22,365)	$(17,368)

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$71,730	$94,095
Working capital	$110,491	$123,442
Operating Activities—During the six months ended June 30, 2019, net cash used in operating activities was $4.3 million compared to $7.9 million in the six months ended June 30, 2018. Cash flows used in operating activities were driven by changes in accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, partly offset by non-cash items in operating activities. Non-cash items in operating activities include depreciation and amortization expense, which was $8.5 million and $8.3 million in the six months ended June 30, 2019 and 2018.
Cash and Working Capital—Cash at June 30, 2019, was $71.7 million, and includes the following components:

(In thousands)	June 30, 2019	December 31, 2018
Generally available	$52,015	42,605
Consolidated 50% owned subsidiaries	14,349	31,026
Construction joint ventures	5,366	20,464
Total cash	$71,730	$94,095
The decrease in total cash is primarily due to the Company’s seasonality of cash outflows in the first half of the year and cash inflows in the back half of the year. We expect our full year cash from operations to approximate operating income. The increase in generally available cash is primarily due to the seasonal ramp in the cash flow cycle, partly offset by the use of cash for operations, $5.8 million of repayments on long-term debt, $5.1 million of noncontrolling interest distributions, and $3.2 million for stock repurchases during the six months ended June 30, 2019. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels were driven by seasonality, coupled with the substantial completion of two large construction joint venture projects. The Company’s working capital decreased $12.9 million to $110.5 million at June 30, 2019 from $123.4 million at December 31, 2018, primarily due to seasonality, the cash factors previously described, and the Contract Capital discussion below.

Contract Capital—The need for working capital for the Company’s business varies due to fluctuations in operating activities and investments in its Contract Capital. The changes in the components of Contract Capital were as follows:

(In thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$(12,354)	$724
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,836)	(4,070)
Contracts in progress, net	(14,190)	(3,346)
Accounts receivable, including retainage	(12,787)	(30,534)
Receivables from and equity in construction joint ventures	(3,661)	(386)
Inventories	(93)	3,008
Accounts payable	1,916	(1,073)
Contract Capital, net	$(28,815)	$(32,331)
The six months ended June 30, 2019 change in Contract Capital reduced liquidity by $28.8 million. Fluctuations in the Contract Capital balance and its components are not unusual and are impacted by the size of projects and changing type and mix of projects in Backlog. The Company’s Contract Capital is particularly impacted by seasonality, the timing of new awards, and related payments of performing work and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects. The Company expects cash flow from operations to improve, principally driven by seasonality.
Investing Activities—During the six months ended June 30, 2019, net cash used in investing activities was $4.1 million compared to $4.0 million in the six months ended June 30, 2018. The use of cash was driven by purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand construction fleet were approximately $4.9 million for the six months ended June 30, 2019 and $5.3 million for the six months ended June 30, 2018.
Financing Activities—During the six months ended June 30, 2019, net cash used in financing activities was $14.0 million compared to $5.5 million in the six months ended June 30, 2018. The use of cash was driven by $5.8 million of repayments on debt (primarily consisting of $3.0 million of repayments on the Oaktree Facility and $2.4 million of deferred cash payments for the Tealstone Acquisition), $5.1 million of distributions to the Company’s noncontrolling interest partners, and $3.2 million for the purchase of treasury stock.
Credit Facility and Other Sources of Capital—In addition to the Company’s available cash, cash equivalents and cash provided by operations, from time to time, the Company uses borrowings to finance acquisitions, capital expenditures and working capital needs.
Borrowings—Average borrowings under the Oaktree Facility for the six months ended June 30, 2019 was $72.8 million and for the six months ended June 30, 2018 was $81.6 million. Based on the Company’s average borrowings and its 2019 forecasted cash needs, the Company continues to believe that it has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements.
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
At June 30, 2019, there was approximately $71.8 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $34.3 million represented the Company’s proportionate share. Due to the joint and several liability under the Company’s joint venture arrangements, if one of its joint venture partners fails to perform, the Company and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2019, the Company was not aware of any situation that would require it to fulfill responsibilities of its joint venture partners pursuant to the joint and several liability provisions under its contracts.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for the heavy civil construction segment contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are: materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Condensed Consolidated Financial Statements and related disclosures.

Goodwill
At June 30, 2019, the Company’s goodwill balance was $85.2 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs an annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter 2018, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Additionally, during the six months ended June 30, 2019, the Company noted no indicators of impairment.

Other Intangible Assets
The Company amortizes finite-lived intangible assets on a straight-line basis with lives ranging from 5 to 25 years, absent any indicators of impairment. The Company reviews tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. During the six months ended June 30, 2019, the Company noted no indicators of impairment. See Note 7 to the Financial Statements for further discussion of the Company’s other intangible assets.

Income Taxes
Deferred Tax Realization Assessments—The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance of approximately $31.7 million has been applied to the Company’s net deferred tax assets as of June 30, 2019. As part of this analysis, the Company monitors its quarterly results. Based on the Company’s continued positive income trend and current forecast for the full year of 2019, we believe that there could be enough positive evidence to remove the valuation allowance in the fourth quarter of 2019. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company expects to have a deferred tax liability for the excess of book over tax basis difference in its goodwill.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes in interest rates are one of the Company’s sources of market risk. Interest on outstanding indebtedness under the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. The Company’s interest rates for the periods ended June 30, 2019, December 31, 2018 and June 30, 2018 were 11.14%, 11.18% and 10.87% respectively. This represents an increase of approximately 2.7 basis points year over year. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At June 30, 2019, the Company had a term loan of $71.6 million outstanding under this facility. A 1% increase in the interest rate would increase interest expense by $0.7 million per year.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2019 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1 - April 30, 2019	7,355	$13.37
May 1 - May 31, 2019	—	$—
June 1 - June 30, 2019	—	$—
Total	7,355	$13.37

Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
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

10.1 (1), (4)
Sterling Construction Company, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2019 (SEC File No. 001-31993))

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
(3) Furnished herewith
(4) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: August 6, 2019	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer