Form 10-Q
period 2019-09-30
STERLING CONSTRUCTION CO INC
filed 2019-11-05
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of November 1, 2019 – 27,719,238

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$291,699	$291,266	$779,734	$782,492
Cost of revenues	(262,483)	(259,987)	(705,519)	(700,333)
Gross profit	29,216	31,279	74,215	82,159
General and administrative expense	(10,839)	(11,455)	(34,102)	(36,998)
Acquisition related costs	(1,896)	—	(2,158)	—
Other operating expense, net	(4,366)	(5,451)	(9,936)	(11,960)
Operating income	12,115	14,373	28,019	33,201
Interest income	331	274	986	604
Interest expense	(3,024)	(3,066)	(8,988)	(9,265)
Income before income taxes	9,422	11,581	20,017	24,540
Income tax expense	(913)	(1,413)	(1,782)	(1,551)
Net income	8,509	10,168	18,235	22,989
Less: Net income attributable to noncontrolling interests	(552)	(1,251)	(635)	(3,409)
Net income attributable to Sterling common stockholders	$7,957	$8,917	$17,600	$19,580

Net income per share attributable to Sterling common stockholders:
Basic	$0.30	$0.33	$0.67	$0.73
Diluted	$0.30	$0.33	$0.66	$0.72

Weighted average common shares outstanding:
Basic	26,365	26,908	26,359	26,893
Diluted	26,637	27,295	26,661	27,174

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$76,530	$94,095
Accounts receivable, including retainage	160,512	145,026
Costs and estimated earnings in excess of billings	67,602	41,542
Inventory	2,386	3,159
Receivables from and equity in construction joint ventures	14,651	10,720
Other current assets	11,065	8,074
Total current assets	332,746	302,616
Property and equipment, net	48,584	51,999
Operating lease right-of-use assets	14,589	—
Goodwill	85,231	85,231
Other intangibles, net	40,617	42,418
Other non-current assets, net	202	309
Total assets	$521,969	$482,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,624	$99,426
Billings in excess of costs and estimated earnings	61,533	62,407
Current maturities of long-term debt	12,238	2,899
Current portion of long-term lease obligations	7,492	—
Income taxes payable	214	318
Accrued compensation	14,576	9,448
Other current liabilities	6,982	4,676
Total current liabilities	213,659	179,174
Long-term debt	62,489	79,117
Long-term lease obligations	7,191	—
Members’ interest subject to mandatory redemption and undistributed earnings	51,272	49,343
Deferred taxes	3,011	1,450
Other long-term liabilities	1,088	1,229
Total liabilities	338,710	310,313
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 38,000 shares authorized, 27,049 and 27,064 shares issued, 26,476 and 26,597 shares outstanding	271	271
Additional paid in capital	234,309	233,795
Treasury Stock, at cost: 573 and 467 shares	(6,581)	(4,731)
Retained deficit	(47,334)	(64,934)
Total Sterling stockholders’ equity	180,665	164,401
Noncontrolling interests	2,594	7,859
Total stockholders’ equity	183,259	172,260
Total liabilities and stockholders’ equity	$521,969	$482,573
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$18,235	$22,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,288	12,511
Amortization of deferred debt costs	2,375	2,427
Gain on disposal of property and equipment	(466)	(466)
Deferred tax expense	1,561	1,299
Stock-based compensation expense	2,489	2,181
Changes in operating assets and liabilities (Note 15)	(28,005)	(14,695)
Net cash provided by operating activities	8,477	26,246
Cash flows from investing activities:
Capital expenditures	(7,871)	(9,533)
Proceeds from sale of property and equipment	1,265	1,499
Net cash used in investing activities	(6,606)	(8,034)
Cash flows from financing activities:
Repayments of long-term debt	(10,435)	(11,298)
Distributions to noncontrolling interest owners	(5,900)	(1,350)
Purchase of treasury stock	(3,201)	—
Other	100	(181)
Net cash used in financing activities	(19,436)	(12,829)
Net change in cash and cash equivalents	(17,565)	5,383
Cash and cash equivalents at beginning of period	94,095	83,953
Cash and cash equivalents at end of period	$76,530	$89,336
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	$(64,934)	467	$(4,731)	$164,401	$7,859	$172,260
Net income	—	—	—	1,815	—	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	—	250	(3,201)	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	—	(130)	1,314	—	—	—
Shares withheld for taxes	(52)	—	—	—	45	(564)	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	$(63,119)	632	$(7,182)	$163,472	$2,805	$166,277
Net income	—	—	—	7,828	—	—	7,828	37	7,865
Stock-based compensation	—	—	649	—	—	—	649	—	649
Issuance of stock	49	—	(494)	—	(49)	494	—	—	—
Shares withheld for taxes	(7)		(98)	—	—	—	(98)	—	(98)
Balance at June 30, 2019	26,466	$271	$233,559	$(55,291)	583	$(6,688)	$171,851	$2,842	$174,693
Net income	—	—	—	7,957	—	—	7,957	552	8,509
Stock-based compensation	—	—	819	—	—	—	819	—	819
Distributions to owners	—	—	—	—	—	—	—	(800)	(800)
Issuance of stock	13	—	(69)	—	(13)	139	70	—	70
Shares withheld for taxes	(3)	—	—	—	3	(32)	(32)	—	(32)
Balance at September 30, 2019	26,476	$271	$234,309	$(47,334)	573	$(6,581)	$180,665	$2,594	$183,259

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	27,051	$271	$231,183	$(90,121)	—	$—	$141,333	$4,856	$146,189
Net income	—	—	—	2,489	—	—	2,489	1,191	3,680
Stock-based compensation	(3)	—	617	—	—	—	617	—	617
Shares withheld for taxes	(13)	(1)	(193)	—	—	—	(194)	—	(194)
Balance at March 31, 2018	27,035	$270	$231,607	$(87,632)	—	$—	$144,245	$6,047	$150,292
Net income	—	—	—	8,174	—	—	8,174	967	9,141
Stock-based compensation	39	—	766	—	—	—	766	—	766
Shares withheld for taxes	(10)	1	(108)	—	—	—	(107)	—	(107)
Balance at June 30, 2018	27,064	$271	$232,265	$(79,458)	—	$—	$153,078	$7,014	$160,092
Net income	—	—	—	8,917	—	—	8,917	1,251	10,168
Stock-based compensation	4	—	798		—	—	798	—	798
Distributions to owners	—	—	—		—	—	—	(1,350)	(1,350)
Shares withheld for taxes	—	—	(7)	—	—	—	(7)	—	(7)
Balance at September 30, 2018	27,068	$271	$233,056	$(70,541)	—	$—	$162,786	$6,915	$169,701

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Basis of Presentation—The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2019 and the results of operations and cash flows for the periods presented. The December 31, 2018 Condensed Consolidated Balance Sheet data herein was derived from audited financial statements, but as discussed above, does not include all disclosures required by GAAP. Interim results may be subject to significant seasonal variations and the results of operations for the quarters presented are not necessarily indicative of the results expected for the full year or subsequent quarters. Values presented within tables, excluding per share data, are in thousands.
Principles of Consolidation—The accompanying Condensed Consolidated Financial Statements reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” section of this Note for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Pre-contract costs are generally charged to expense as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. The Company did not have significant deferred pre-contract costs at September 30, 2019.

Residential Construction Revenue Recognition—Residential construction revenue and related profit are recognized when construction on the concrete foundation unit is completed (i.e., at a point in time). The time from starting construction to finishing is typically less than one month.
Leases—Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment, current maturities of long-term debt, and long-term debt on the Company’s Condensed Consolidated Balance Sheets.
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
Restricted cash—Restricted cash of approximately $4,200 and $3,900 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018. This represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
At January 1, 2019, the Company recorded an operating lease ROU asset, current maturity of operating lease liability and long-term operating lease liability of $13,600, $6,200 and $7,400, respectively on its Condensed Consolidated Balance Sheet, related to its existing operating leases. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2019, the weighted average remaining lease terms for the Company’s various operating leases extends out over the next 2.6 years. The weighted average discount rate used to determine the present value of the Company’s operating leases’ future payments was approximately 6.3%.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations Satisfied Over Time—Revenue for the heavy civil construction segment contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The majority of the revenue is derived from long-term, heavy civil construction contracts and projects that typically span between 12 months to 36 months. Revenue from products and services transferred to customers over time accounted for 86% and 85% of revenue for the three and nine months ended September 30, 2019, respectively. Revenue from products and services transferred to customers over time accounted for 87% and 85% of revenue for the three and nine months ended September 30, 2018, respectively.
Performance Obligations Satisfied at a Point in Time—Revenue for the residential construction segment contracts that do not satisfy the criteria for over time recognition is recognized at a point in time and utilizes an output measure for performance based on the completion of a unit of work (e.g., residential foundation). The typical time frame for completion of a residential foundation is less than one month. Revenue from products and services transferred to customers at a point in time accounted for 14% and 15% of revenue for the three and nine months ended September 30, 2019, respectively. Revenue from products and services transferred to customers at a point in time accounted for 13% and 15% of revenue for the three and nine months ended September 30, 2018, respectively.

Backlog—On September 30, 2019, the Company had approximately $881,400 of remaining performance obligations (which is also referred to as “backlog”) in its heavy civil construction segment. The Company expects to recognize approximately 70% of its backlog as revenue during the next twelve months, and the balance thereafter.
Contract Estimates—Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net increase of approximately $500 and $3,700 for the three and nine months ended September 30, 2019, respectively, and a net increase of approximately $2,400 and $4,100 for the three and nine months ended September 30, 2018, respectively, to “Operating income” on the Condensed Consolidated Statements of Operations. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Variable Consideration—The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Based upon the Company’s review of the provisions of its contracts, specific costs incurred, and other related evidence supporting the unapproved change orders and claims, the Company concluded that it was appropriate to include amounts of approximately $15,400 and $9,300 at September 30, 2019 and December 31, 2018, respectively, in project price. These amounts, reflected in “Costs and estimated earnings in excess of billings on uncompleted contracts” on the Condensed Consolidated Balance Sheets, primarily relate to extended delays on a bridge project in Texas due to design errors in the original owner provided project plan. However, unapproved change order and claim amounts are subject to negotiations which may cause actual results to differ materially from estimated and recorded amounts.
Revenue by Heavy Civil Construction Category—The Company’s heavy civil construction segment’s portfolio of products and services consists of approximately 150 active contracts. The following series of tables presents the Company’s heavy civil construction revenue disaggregated by several categories:

Revenue by major end market	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Heavy Highway	$142,118	$151,882	$365,692	$385,844
Commercial	34,875	32,261	94,300	89,889
Aviation	39,105	30,587	106,103	81,671
Water Containment and Treatment	15,960	18,457	46,709	48,973
Other	19,699	21,357	48,267	58,691
Total Heavy Civil Construction Revenue	$251,757	$254,544	$661,071	$665,068

Revenue by contract type	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed Unit Price	$207,807	$208,070	$534,323	$562,791
Lump Sum and Other	43,950	46,474	126,748	102,277
Total Heavy Civil Construction Revenue	$251,757	$254,544	$661,071	$665,068
Each of these two contract types present advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts. However, these types of contracts offer additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Contract Balances—The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the Condensed Consolidated Balance Sheet. In the Company’s heavy civil construction segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company occasionally receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine month period ended September 30, 2019 were not materially impacted by any other factors.

4.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has a 50% interest in two subsidiaries (“Myers” and “RHB”). Both subsidiaries have provisions obligating the Company to purchase each partner’s 50% interests for $20,000 ($40,000 in the aggregate), due to circumstances outlined in the partner agreements that are certain to occur. Therefore, the Company has consolidated these two entities and classified these obligations as mandatorily redeemable and has recorded a liability in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets. All undistributed earnings at the time of the noncontrolling owners’ death or permanent disability for both of these subsidiaries are also mandatorily payable. The Company has purchased two separate $20,000 death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.
The liability consists of the following:

	September 30, 2019	December 31, 2018
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	11,272	9,343
Total liability	$51,272	$49,343
Fifty percent of the earnings of these consolidated 50% owned subsidiaries for the three and nine months ended September 30, 2019 were approximately $5,500 and $8,200, respectively and for the three and nine months ended September 30, 2018 were $5,100 and $10,400, respectively. These amounts were included in “Other operating expense, net” on the Company’s Condensed Consolidated Statements of Operations.
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a variable interest entity (“VIE”). The Company determined Myers is a VIE, as Sterling is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement the Company is exposed to the majority of potential losses of the partnership.
The following table presents the condensed financial information of Myers, which is reflected in the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,202	$8,745
Accounts receivable, including retainage	24,314	24,109
Other current assets	15,079	14,533
Total current assets	50,595	47,387
Property and equipment, net	6,008	7,219
Operating lease right-of-use assets	3,020	—
Goodwill	1,501	1,501
Total assets	$61,124	$56,107
Liabilities
Current liabilities:
Accounts payable	$21,869	$22,211
Other current liabilities	15,459	9,811
Total current liabilities	37,328	32,022
Other long-term liabilities	1,123	1,976
Total liabilities	$38,451	$33,998

5.	CONSTRUCTION JOINT VENTURES
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
Joint ventures with a noncontrolling interest—Where the Company has a noncontrolling joint interest in a venture, the Company accounts for its share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its Condensed Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Condensed Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	September 30, 2019	December 31, 2018
Total combined joint ventures:
Current assets	$92,300	$64,815
Less: current liabilities	(92,141)	(74,543)
Net liabilities	$159	$(9,728)

Sterling’s receivables from and equity in noncontrolling construction joint ventures	$14,651	$10,720

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total combined joint ventures:
Revenues	$40,875	$32,190	$127,565	$89,010
Operating income	3,588	1,728	14,401	7,324
Sterling’s noncontrolling interest:
Revenues	$20,119	$12,820	$61,774	$41,739
Operating income	1,769	858	5,869	3,716
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as complete and the warranty period, if any, has passed.

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2019	December 31, 2018
Construction and transportation equipment	$149,859	$144,630
Buildings and improvements	11,206	11,072
Land	2,720	2,720
Office equipment	2,657	2,711
Total property and equipment	166,442	161,133
Less accumulated depreciation	(117,858)	(109,134)
Total property and equipment, net	$48,584	$51,999

7.	OTHER INTANGIBLE ASSETS
The following table presents the Company’s acquired finite-lived intangible assets at September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	23 years	$40,823	$(4,513)	$40,823	$(3,159)
Trade name	13 years	5,307	(1,313)	5,307	(919)
Non-competition agreements	7 years	487	(174)	487	(121)
Total	22 years	$46,617	$(6,000)	$46,617	$(4,199)
The Company's intangible amortization expense was approximately $600 and $1,800 for the three and nine months ended September 30, 2019.

8.	DEBT
The Company’s outstanding debt at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Oaktree Facility	$67,088	$74,571
Notes and deferred payments to sellers (Tealstone Acquisition)	11,967	13,572
Notes payable for construction and transportation equipment	856	612
Total debt	79,911	88,755

Less - Current maturities of long-term debt	(12,238)	(2,899)
Less - Unamortized deferred debt costs	(5,184)	(6,739)
Total long-term debt, net of unamortized debt costs	$62,489	$79,117

Oaktree Facility—At September 30, 2019, the Company had $67,088 outstanding under an $85,000 term loan with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”). The five-year Oaktree Facility, which was set to mature in April 2022, was secured by substantially all of the assets of the Company and its subsidiaries. Interest on the Oaktree Facility was equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Oaktree Facility, subject to adjustment under certain circumstances, and was generally payable monthly. There were no amortized principal payments due under the Oaktree Facility; however, the Company was required to prepay the Oaktree Facility, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company was required to make an offer quarterly to the lenders to prepay the Oaktree Facility in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. As described in Note 16, on October 2, 2019 the Company entered into a new Credit Agreement to obtain the Facilities which refinanced and extinguished the Oaktree Facility.
Notes and Deferred Payments to Sellers—At September 30, 2019, the Company had $11,967 outstanding, net of debt discounts, of the combined Promissory Notes and deferred cash payments issued as part of the Tealstone Acquisition. During the nine months ended September 30, 2019, the Company paid approximately $2,400 of the deferred cash payments. The remaining principal amounts of $5,000 of Promissory Notes and $7,500 of deferred cash payments are due on April 3, 2020. Based on a 12% discount rate, the Company recorded $11,600 as notes and deferred payments to sellers in long-term debt on its Condensed Consolidated Balance Sheet at the acquisition closing date. Accreted interest for the period was approximately $300 and $800 for the three and nine months ended September 30, 2019, respectively, and $300 and $900 for the three and nine months ended September 30, 2018, respectively, and was recorded as interest expense.
Notes Payable for Construction and Transportation Equipment—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was approximately $900 and $600 at September 30, 2019 and December 31, 2018, respectively. The notes have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance—The Oaktree Facility contained various covenants that limited, among other things, the Company’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell assets, make certain loans, enter into acquisitions, incur capital expenditures, make investments, and pay dividends. In addition, the Company was required to maintain the following principal financial covenants:

•	a ratio of secured indebtedness to EBITDA of not more than 1.8 to 1.00 for the trailing four consecutive fiscal quarters ending September 30, 2019 through maturity in 2022;

•	daily cash collateral of not less than $15,000;

•	gross margin in contract backlog of not less than $70,000 for the average of the trailing four consecutive fiscal quarters;

•	net capital expenditures during the trailing four consecutive fiscal quarters shall not exceed $15,000;

•	bonding capacity shall be maintained at all times in an amount not less than $1,000,000; and

•	the EBITDA of Tealstone Residential Concrete, Inc. shall not be less than $12,000 for each of the trailing four consecutive fiscal quarters.
The Company was in compliance with these covenants at September 30, 2019.

9.	LEASE OBLIGATIONS
The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of 1 month to 5 years, some of which include options to extend the leases for up to 10 years.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,276	$6,447
Short-term lease cost	$5,363	$13,375

Finance lease cost:
Amortization of right-of-use assets	$69	$140
Interest on lease liabilities	9	12
Total finance lease cost	$78	$152

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,277
Operating cash flows from finance leases	$12
Financing cash flows from finance leases	$140

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$8,138
Finance leases	$770
Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$14,589

Current portion of long-term lease obligations	$7,492
Long-term lease obligations	7,191
Total operating lease liabilities	$14,683

Finance Leases
Property and equipment, at cost	$1,433
Accumulated depreciation	(429)
Property and equipment, net	$1,004

Current maturities of long-term debt	$208
Long-term debt	582
Total finance lease liabilities	$790

Weighted Average Remaining Lease Term
Operating leases	2.6
Finance leases	4.3

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	4.2%
Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,839	$78
2020	6,459	209
2021	4,795	186
2022	2,565	161
2023	545	154
Thereafter	21	77
Total lease payments	$16,224	$865
Less imputed interest	(1,541)	(75)
Total	$14,683	$790

10.	COMMITMENT AND CONTINGENCIES
The Company is required by its insurance providers to obtain and hold a standby letter of credit. These letters of credit serve as a guarantee by the banking institution to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. These letters of credit are cash collateralized, resulting in the cash being designated as restricted.
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
Due to net operating loss carryforwards, the Company does not expect a current federal liability. The Company may incur current state tax liabilities in states in which the Company does not have net operating loss carry forwards. Current income tax expense of $113 and $221 was recorded for the three and nine months ended September 30, 2019, respectively and for the three and nine months ended September 30, 2018 was $114 and $252, respectively.
The Company’s deferred tax expense reflects the change in deferred tax assets and liabilities. The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance of approximately $28,900 and $31,700 has been applied to the Company’s net deferred tax assets at September 30, 2019 and December 31, 2018, respectively. As part of this analysis, the Company monitors its quarterly results. Based on the Company’s continued positive income trend and current forecast for the full year of 2019, the Company believes that there could be enough positive evidence to remove the valuation allowance in the fourth quarter of 2019. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company expects to have a deferred tax liability for the excess of book over tax basis difference in its goodwill. An $800 and $1,561 deferred tax expense for the three and nine months ended September 30, 2019, respectively has been recorded to reflect this liability.
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) that is administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance based shares (“PSUs”). Changes in common stock, additional paid in capital, and treasury stock during the nine months ended September 30, 2019 primarily relate to activity associated with the Stock Incentive Plan and share repurchases. During 2019, the Company implemented an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation ($25 maximum per year). The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter.

Share Grants—During the nine months ended September 30, 2019, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	52	$12.06
RSUs	138	$10.96
PSUs	185	$10.89
Total shares granted	375
Share Issuances—During the nine months ended September 30, 2019, the Company had the following share issuances associated with the Stock Incentive Plan:

Shares
RSA (issued upon grant)	52
RSUs (issued upon vesting)	80
PSUs (issued upon vesting)	54
ESPP (issued upon sale)	6
Total shares issued	192
Stock-Based Compensation Expense—During the three and nine months ended September 30, 2019 the Company recognized $819 and $2,489, respectively, of stock-based compensation expense, and during the three and nine months ended September 30, 2018 the Company recognized $798 and $2,181 of stock-based compensation expense, respectively, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three and nine months ended September 30, 2019 is $12 of expense related to the ESPP. ESPP expense, represents the difference between the fair value on the date of purchase and the price paid. At September 30, 2019, 794 authorized shares remained available for issuance under the ESPP.
Share Repurchases—During the nine months ended September 30, 2019, the Company repurchased 250 shares of the Company’s outstanding common stock for $3,201 under the stock repurchase plan, all of which were purchased in the first quarter of 2019. The Company also repurchased 3 and 62 shares for taxes withheld on stock-based compensation vestings for $32 and $694 during the three and nine months ended September 30, 2019, respectively.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Sterling common stockholders	$7,957	$8,917	$17,600	$19,580
Denominator:
Weighted average common shares outstanding — basic	26,365	26,908	26,359	26,893
Shares for dilutive unvested stock and warrants	272	387	302	281
Weighted average common shares outstanding — diluted	26,637	27,295	26,661	27,174
Basic net income per share attributable to Sterling common stockholders	$0.30	$0.33	$0.67	$0.73
Diluted net income per share attributable to Sterling common stockholders	$0.30	$0.33	$0.66	$0.72

14.	SEGMENT INFORMATION
Segment reporting is aligned based upon the services offered by the Company’s heavy civil construction and residential construction operating groups, which also represent the Company’s reportable segments. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Heavy Civil Construction	$251,757	$254,544	$661,071	$665,068
Residential Construction	39,942	36,722	118,663	117,424
Total Revenues	$291,699	$291,266	$779,734	$782,492

Operating Income
Heavy Civil Construction	$8,692	$9,148	$14,253	$17,488
Residential Construction	5,319	5,225	15,924	15,713
Subtotal	14,011	14,373	30,177	33,201
Acquisition related costs	(1,896)	—	(2,158)	—
Total Operating Income	$12,115	$14,373	$28,019	$33,201

15.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2019	2018
Accounts receivable, including retainage	$(15,486)	$(26,316)
Contracts in progress, net	(26,934)	(1,573)
Receivables from and equity in construction joint ventures	(3,931)	(141)
Other assets	(2,111)	127
Accounts payable	11,198	8,814
Accrued compensation and other liabilities	7,330	2,936
Members' interest subject to mandatory redemption and undistributed earnings	1,929	1,458
Changes in operating assets and liabilities	$(28,005)	$(14,695)

16.	SUBSEQUENT EVENTS
As disclosed in the Company’s Form 8-K on October 2, 2019 and amended on October 21, 2019 (the “Plateau Acquisition Date”), pursuant to the Equity Purchase Agreement with Greg K. Rogers, Philip T. Travis, as trustee of the Lorin L. Rogers 2018 Trust, Kimberlin Rogers 2018 Trust, Gregory K. Rogers 2018 Trust and Mary A. Rogers 2018 Trust, LK Gregory Construction, Inc., Plateau Excavation, Inc. and DeWitt Excavation, LLC (collectively, “Plateau”), the Company consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC, for aggregate consideration of $411,608, consisting of $375,000 in cash, 1,245 shares of the Company’s common stock (the “Shares”), a $10,000 subordinated promissory note with a preliminary fair value discount rate of 8%, and a preliminary target working capital adjustment of $10,413. Plateau is engaged in the business of surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto.
The Company will record the assets acquired and liabilities assumed at their fair values as of the Plateau Acquisition Date. As disclosed in the Company’s Form 8-K amended on October 21, 2019, the preliminary purchase price was allocated with $98,771 of net tangible assets, $162,675 of identifiable intangible assets, and $150,162 of goodwill. Due to the limited amount of time since the closing of the Plateau Acquisition, the final purchase accounting for the Plateau Acquisition has yet to be completed. Additional disclosures will be provided in the Company’s Form 10-K for the fiscal year ending December 31, 2019.
To finance a portion of the purchase price of the Plateau Acquisition, and to refinance and extinguish all of the outstanding indebtedness of the Company under the Oaktree Facility, among other things, on the Plateau Acquisition Date the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with the financial institutions from time to time party thereto as lenders, BMO Harris Bank N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475,000 in the aggregate, consisting of (i) a senior secured first lien revolving credit facility in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of standby and documentary letters of credit and a $15,000 sublimit for swing line loans) and (ii) a senior secured first lien term loan facility in the amount of $400,000 (the “Facilities”). The Credit Agreement also includes an increase option that will allow the Company to increase the Facilities by an aggregate principal amount of up to $100,000 subject to certain conditions contained in the Credit Agreement. Borrowings under the Credit Agreement bear interest at either the Base Rate or Adjusted LIBOR, at the Company’s option, plus the Applicable Margin, as defined in the Credit Agreement. The Facilities will mature on October 2, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Comment Regarding Forward-Looking Statements
This Report, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21 E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein or incorporated herein by reference relate to matters that are predictive in nature, such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipated,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “willt,” “would” and similar terms and phrases.
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

•	design/build contracts which subject us to the risk of design errors and omissions;

•	our ability to obtain bonding or post letter of credit;

•	our ability to raise additional capital on favorable terms;

•	our ability to attract and retain key personnel;

•	increased unionization of our workforce or labor costs and any work stoppages or slowdowns;

•	adverse weather conditions;

•	our ability to successfully identify, finance, complete and integrate acquisitions, including the Plateau Acquisition;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and

•	the factors discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) under “Part I, Item 1A. Risk Factors.”
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
Recent Developments—On October 2, 2019, the Company consummated the acquisition of LK Gregory Construction, Inc., Plateau Excavation, Inc. and DeWitt Excavation, LLC (collectively, “Plateau”). Plateau is engaged in the business of surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto. For additional information, refer to Note 16 to our Condensed Consolidated Financial Statements in this Report.
In addition, on October 2, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving credit facility in the principal amount of $75 million and a term loan facility in the principal amount of $400 million (the “Facilities”) with the various lenders party thereto, BMO Harris Bank N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Company entered into the Credit Agreement to finance a portion of the purchase price of the Plateau Acquisition, refinance and extinguish certain existing indebtedness of the Company, finance capital expenditures, working capital, acquisitions permitted under the Credit Agreement, and other general corporate purposes and fund certain fees and expenses associated with the closing of the Facilities and the Plateau Acquisition. For additional information, refer to Note 16 to our Condensed Consolidated Financial Statements in this Report.
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
In addition to the state locally funded actions, Sterling is in year four of the 2015 federally funded five-year $305 billion Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire next year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill (America’s Transportation Infrastructure Act) that would both increase and solidify funding for the next five years. Should the federal government approve this incremental infrastructure investment, it would be an additional growth catalyst; however, it would be unlikely to create a significant business impact before late 2020 or 2021.
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
Backlog—At September 30, 2019, backlog of construction projects, which is made up solely of the heavy civil construction segment, was $881.4 million, as compared to $850.7 million at December 31, 2018. The contracts in this backlog are typically completed in 12 to 36 months. Contracts for which the Company is the apparent low bidder on the project (“Unsigned Low-bid Awards”) are excluded from backlog until the contract has been executed by its customer. Unsigned Low-bid Awards were $272.6 million at September 30, 2019 as compared to $292.7 million at December 31, 2018. The combination of backlog and Unsigned Low-bid Awards, which the Company refers to as “Combined Backlog,” totaled $1.2 billion and $1.1 billion, respectively at September 30, 2019 and December 31, 2018. Backlog includes $23.0 million and $33.6 million at September 30, 2019 and December 31, 2018, respectively, attributable to the Company’s share of estimated revenues related to joint ventures where the Company is a noncontrolling joint venture partner.

The Company’s margin in backlog has increased from 8.5% at December 31, 2018 to 9.3% at September 30, 2019 and the Combined Backlog margin increased from 8.9% at December 31, 2018 to 9.3% at September 30, 2019, driven by a greater mix of heavy highway awards.
Residential Construction—Continuing revenue growth of the Company’s residential construction business is directly related to the growth of new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company’s customers’ expected average growth during 2019 was approximately 10% in the Dallas-Fort Worth Metroplex, however some of this growth may have been dampened by significant Texas weather impacts earlier in the year. The Company has continued its expansion of the residential business into the Houston market and surrounding areas.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the third quarter of 2019, the Company had operating income of $12.1 million, income before income taxes of $9.4 million, net income attributable to Sterling common stockholders of $8.0 million and net income per diluted share attributable to Sterling common stockholders of $0.30.
Consolidated financial highlights for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues	$291,699	$291,266	$779,734	$782,492
Gross profit	29,216	31,279	$74,215	$82,159
General and administrative expense	(10,839)	(11,455)	(34,102)	(36,998)
Acquisition related costs	(1,896)	—	(2,158)	—
Other operating expense, net	(4,366)	(5,451)	(9,936)	(11,960)
Operating income	12,115	14,373	28,019	33,201
Interest, net	(2,693)	(2,792)	(8,002)	(8,661)
Income tax expense	(913)	(1,413)	(1,782)	(1,551)
Less: Net income attributable to noncontrolling interests	(552)	(1,251)	(635)	(3,409)
Net income attributable to Sterling common stockholders	$7,957	$8,917	$17,600	$19,580
Gross margin	10.0%	10.7%	9.5%	10.5%
Revenues—Revenues increased $0.4 million, or 0.1% for the third quarter of 2019 compared with the third quarter of 2018. The increase in the third quarter of 2019 was driven by a $3.2 million increase in residential construction and by a $2.8 million decrease in heavy civil construction. Revenues decreased $2.8 million, or 0.4% in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The decrease in the nine months ended September 30, 2019 was driven by a $4.0 million decrease in heavy civil construction and a $1.2 million increase in residential construction.
Gross profit—Gross profit decreased $2.1 million for the third quarter of 2019 compared with the third quarter of 2018. The Company’s gross margin as a percent of revenue decreased to 10.0% in the third quarter of 2019, as compared to 10.7% in the third quarter of 2018. The decrease in gross margin during the third quarter of 2019 as compared to the third quarter of 2018 was driven by heavy civil construction’s lower margin mix, and to a lesser extent, lower margins from expansion into the Houston residential construction market. Gross profit decreased $8.0 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The Company’s gross margin as a percent of revenue decreased to 9.5% in the nine months ended September 30, 2019, as compared to 10.5% in the nine months ended September 30, 2018. The decrease in gross margin during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was driven by heavy civil construction’s lower margin mix of projects and lower volume from revenues.
At September 30, 2019 and 2018, the Company had approximately 183 and 173 heavy civil contracts-in-progress, respectively, that were less than 90% complete. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more the Company is able to refine its estimate of total revenues (including incentives, delay penalties, change orders and claims), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses decreased $0.7 million to $10.8 million during the third quarter of 2019 from $11.5 million in the third quarter of 2018. As a percent of revenues, general and administrative expenses decreased approximately 22 basis points to 3.7% during the three months ended September 30, 2019, primarily due to higher business development costs in 2018. General and administrative expenses decreased $2.9 million to $34.1 million during the nine months ended September 30, 2019 from $37.0 million during the nine months ended September 30, 2018, primarily due to higher business development costs in 2018. As a percent of revenues, general and administrative expenses decreased approximately 35 basis points to 4.4% during the nine months ended September 30, 2019.
Acquisition related costs—The Company had acquisition related costs of $1.9 million and $2.2 million during three and nine months ended September 30, 2019, respectively, related to the Plateau Acquisition, as described in Note 16 to our Condensed Consolidated Financial Statements in this Report.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was $1.1 million during the third quarter of 2019 compared to the third quarter of 2018. Earn-out expense was $0.2 million for the third quarter of 2019, compared to $0.3 million in the third quarter of 2018. Members’ interest earnings decreased by $0.9 million during the third quarter of 2019 to $4.2 million from $5.1 million in the third quarter of 2018, reflecting decreased revenue and project mix.
The change in other operating expense, net, was $2.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Earn-out expense was $1.7 million for nine months ended September 30, 2019, compared to $1.5 million in the nine months ended September 30, 2018. Members’ interest earnings decreased by $2.2 million during the nine months ended September 30, 2019 to $8.2 million from $10.4 million in the nine months ended September 30, 2018, reflecting decreased revenue and project mix.
Interest expense—Interest expense was $3.0 million in the third quarter of 2019 compared to $3.1 million in the third quarter of 2018 and interest expense was $9.0 million in the nine months ended September 30, 2019 compared to $9.3 million in the nine months ended September 30, 2018. The interest expense on lower comparative debt levels was partially offset by higher interest rates. The interest expense is primarily related to borrowings under the Oaktree Facility.
Operating Group Results
The Company’s revenue and income from operations by reportable segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Revenues
Heavy Civil Construction	$251,757	86%	$254,544	87%	$661,071	85%	$665,068	85%
Residential Construction	39,942	14%	36,722	13%	118,663	15%	117,424	15%
Total Revenues	$291,699		$291,266		$779,734		$782,492
Operating Income
Heavy Civil Construction	$8,692	62%	$9,148	64%	$14,253	47%	$17,488	53%
Residential Construction	5,319	38%	5,225	36%	15,924	53%	15,713	47%
Subtotal	14,011		14,373		30,177		33,201
Acquisition related costs	(1,896)		—		(2,158)		—
Total Operating Income	$12,115		$14,373		$28,019		$33,201
Heavy Civil Construction
Revenues—Revenues were $251.8 million for the third quarter of 2019, a decrease of $2.8 million or 1.1% compared to the third quarter of 2018. The decrease was driven by lower revenue of $17.7 million related to two large design-build construction joint venture projects that were substantially complete by the end of 2018. The decrease was largely offset by higher revenues of $14.9 million related to fully controlled heavy highway work and increased aviation work. The lower construction joint venture revenues totaled $1.7 million for the third quarter of 2019 compared to $19.4 million in the third quarter of 2018. The company expects joint venture revenues to increase in 2020 due to ramp up of construction on new design-build joint venture projects.
Revenues were $661.1 million for the nine months ended September 30, 2019, a decrease of $4.0 million or 0.6% compared to the nine months ended September 30, 2018. The decrease was driven by lower revenue of $69.3 million related to two large design-build construction joint venture projects that were substantially complete by the end of 2018. This decline was partially offset by increased revenues of $65.3 million related to fully controlled heavy highway work and increased aviation work. The lower construction joint venture revenues totaled $4.5 million for the nine months ended September 30, 2019 compared to $73.8 million in the nine months ended September 30, 2018. As mentioned above, the company expects joint venture revenues to increase in 2020.
Operating income—Operating income was $8.7 million for the third quarter of 2019, a decrease of $0.4 million, compared to the third quarter of 2018 and operating income was $14.3 million for the nine months ended September 30, 2019, a decrease of $3.2 million, compared to the nine months ended September 30, 2018. The decrease was the result of volume driven decreases from heavy highway work as well as negative weather impacts across our regions in the first half of 2019.
Residential Construction
Revenues—Revenues were $39.9 million for the third quarter of 2019, an increase of $3.2 million or 8.8%, compared to the third quarter of 2018. The increase in revenue was due to a 18.8% increase in completed slabs in the third quarter of 2019 as compared to the third quarter of 2018, of which the Houston expansion accounted for approximately half of the increase. The increase in completed slabs was primarily from smaller homes, which generate less revenue per slab.
Revenues were $118.7 million for the nine months ended September 30, 2019, an increase of $1.2 million or 1.1%, compared to the nine months ended September 30, 2018. The increase in revenue is due to the aforementioned third quarter impact, completion of fourth quarter of 2018 weather delayed slab starts that pushed into the first quarter of 2019, and underlying growth in the Dallas-Fort Worth and Houston areas in the first quarter of 2019. The increase was partly offset by severe Texas weather conditions which delayed slab starts during the second quarter of 2019. Completed slabs increased approximately 4.5% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to expansion in the Houston market.
Operating income—Operating income was $5.3 million for the third quarter of 2019, an increase of $0.1 million, compared to the third quarter of 2018 and operating income was $15.9 million for the nine months ended September 30, 2019, an increase of $0.2 million, compared to the nine months ended September 30, 2018. The increase was driven by higher volume from revenues as described above. In addition, slabs completed in the Houston expansion market had lower margins as the Company continues to build scale.
LIQUIDITY AND SOURCES OF CAPITAL
The following table sets forth information about the Company’s cash flows and liquidity:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$8,477	$26,246
Investing activities	(6,606)	(8,034)
Financing activities	(19,436)	(12,829)
Total change in cash and cash equivalents	$(17,565)	$5,383

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$76,530	$94,095
Working capital	$119,087	$123,442
Operating Activities—During the nine months ended September 30, 2019, net cash provided by operating activities was $8.5 million compared to $26.2 million in the nine months ended September 30, 2018. Cash flows provided by operating activities were driven by net income and non-cash items in operating activities, partly offset by changes in accounts receivable, inventory, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below. Non-cash items in operating activities include depreciation and amortization expense, which was $12.3 million and $12.5 million in the nine months ended September 30, 2019 and 2018.

Cash and Working Capital—Cash at September 30, 2019, was $76.5 million, and includes the following components:

(In thousands)	September 30, 2019	December 31, 2018
Generally available	$51,831	$42,605
Consolidated 50% owned subsidiaries	19,800	31,026
Construction joint ventures	4,899	20,464
Total cash	$76,530	$94,095
The decrease in total cash is primarily due to the Company’s seasonality of cash outflows in the first half of the year and cash inflows in the back half of the year. We expect our full year cash from operations to approximate operating income. The increase in generally available cash is primarily due to the seasonal ramp in the cash flow cycle, partly offset by the use of cash for operations, $10.4 million of repayments on long-term debt, $5.9 million of noncontrolling interest distributions, and $3.2 million for stock repurchases during the nine months ended September 30, 2019. The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels were driven by seasonality, coupled with the substantial completion of two large construction joint venture projects in 2018. The Company’s working capital decreased $4.3 million to $119.1 million at September 30, 2019 from $123.4 million at December 31, 2018, primarily due to seasonality, the cash factors previously described, and the Contract Capital discussion below.
Contract Capital—The need for working capital for the Company’s business varies due to fluctuations in operating activities and investments in its Contract Capital. The changes in the components of Contract Capital were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$(26,060)	$(3,163)
Billings in excess of costs and estimated earnings on uncompleted contracts	(874)	1,590
Contracts in progress, net	(26,934)	(1,573)
Accounts receivable, including retainage	(15,486)	(26,316)
Receivables from and equity in construction joint ventures	(3,931)	(141)
Inventories	773	1,481
Accounts payable	11,198	8,814
Contract Capital, net	$(34,380)	$(17,735)
During the nine months ended September 30, 2019, the change in Contract Capital had an impact of $34.4 million. Fluctuations in the Contract Capital balance and its components are not unusual and are impacted by the size of projects and changing type and mix of projects in Backlog. The Company’s Contract Capital is particularly impacted by seasonality, the timing of new awards, and related payments of performing work and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects. The Company expects cash flow from operations to improve, principally driven by seasonality.
Investing Activities—During the nine months ended September 30, 2019, net cash used in investing activities was $6.6 million compared to $8.0 million in the nine months ended September 30, 2018. The use of cash was driven by purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand construction fleet were approximately $7.9 million for the nine months ended September 30, 2019 and $9.5 million for the nine months ended September 30, 2018.
Financing Activities—During the nine months ended September 30, 2019, net cash used in financing activities was $19.4 million compared to $12.8 million in the nine months ended September 30, 2018. The use of cash was driven by $10.4 million of repayments on debt (primarily consisting of $7.5 million of repayments on the Oaktree Facility and $2.4 million of deferred cash payments for the Tealstone Acquisition), $5.9 million of distributions to the Company’s noncontrolling interest partners, and $3.2 million for the purchase of treasury stock.
Credit Facility and Other Sources of Capital—In addition to the Company’s available cash, cash equivalents and cash provided by operations, from time to time, the Company uses borrowings to finance acquisitions, capital expenditures and working capital needs.

Borrowings—Average borrowings under the Oaktree Facility for the nine months ended September 30, 2019 was $71.7 million and for the nine months ended September 30, 2018 was $79.6 million. As mentioned in Note 16 to our Condensed Consolidated Financial Statements in this Report, on October 2, 2019 the Company entered into a new Credit Agreement for Facilities which financed a portion of the purchase price of the Plateau Acquisition and refinanced and extinguished all of the outstanding indebtedness of the Company under the Oaktree Facility, among other things. Based on the Company’s forecasted cash needs, the Company continues to believe that it has sufficient liquid financial resources to fund its requirements for the next twelve months of operations, including its bonding requirements.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of the improving civil infrastructure market. The Company expects to pursue strategic uses of its cash, such as, investing in projects or businesses that meet its gross margin targets and overall profitability and managing its debt balances.
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
At September 30, 2019, there was approximately $46.2 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $23.0 million represented the Company’s proportionate share. Due to the joint and several liability under the Company’s joint venture arrangements, if one of its joint venture partners fails to perform, the Company and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2019, the Company was not aware of any situation that would require it to fulfill responsibilities of its joint venture partners pursuant to the joint and several liability provisions under its contracts.
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

Goodwill
At September 30, 2019, the Company’s goodwill balance was $85.2 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs an annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter 2018, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Additionally, during the nine months ended September 30, 2019, the Company noted no indicators of impairment.

Other Intangible Assets
The Company amortizes finite-lived intangible assets on a straight-line basis with lives ranging from 5 to 25 years, absent any indicators of impairment. The Company reviews tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. During the nine months ended September 30, 2019, the Company noted no indicators of impairment. See Note 7 to the Financial Statements for further discussion of the Company’s other intangible assets.

Income Taxes
Deferred Tax Realization Assessments—The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not the deferred tax assets are expected to be realized in future years. Based upon this analysis, a valuation allowance of approximately $28,900 has been applied to the Company’s net deferred tax assets as of September 30, 2019. As part of this analysis, the Company monitors its quarterly results. Based on the Company’s continued positive income trend and current forecast for the full year of 2019, the Company believes that there could be enough positive evidence to remove the valuation allowance in the fourth quarter of 2019. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. The Company expects to have a deferred tax liability for the excess of book over tax basis difference in its goodwill.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

NEW ACCOUNTING STANDARDS
See Note 2 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes in interest rates are one of the Company’s sources of market risk. Interest on outstanding indebtedness under the Oaktree Facility is equal to the one-, two-, three- or six-month London Interbank Offered Rate, or LIBOR, plus 8.75% per annum on the unpaid principal amount of the Loan, subject to adjustment under certain circumstances. The Company’s interest rates for the periods ended September 30, 2019, December 31, 2018 and September 30, 2018 were 10.76%, 11.18% and 10.88% respectively. This represents an decrease of approximately 12 basis points year over year. There are no amortized principal payments; however, the Company is required to prepay the Loan, and in certain cases pay a prepayment premium thereon, with proceeds received from the issuances of debt or equity, transfers, events of loss and extraordinary receipts. The Company is required to make an offer quarterly to the lenders to prepay the Loan in an amount equal to 75% of its excess cash flow, plus accrued and unpaid interest thereon and a prepayment premium. At September 30, 2019, the Company had a term loan of $67.1 million outstanding under this facility. A 1% increase in the interest rate would increase interest expense by $0.7 million per year. See Note 16 to the Condensed Consolidated Financial Statements included with this Report for additional information on the Plateau Acquisition and refinancing of the Oaktree Facility.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2018 Form 10-K, except as provided below. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report and the 2018 10-K. The following information should be read in conjunction with the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2018 Form 10-K and with the other portions of this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and the Condensed Consolidated Financial Statements and related notes in Item 1 of Part I. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Risks Related to the Plateau Acquisition
We expect to continue to incur substantial expenses related to the Plateau Acquisition.
We have incurred substantial expenses in connection with completing the Plateau Acquisition on October 2, 2019, and we expect to continue to incur substantial expenses in connection with integrating our business, operations, networks, systems, technologies, policies and procedures with those of Plateau. There are a large number of systems that will likely be integrated, including management information, purchasing, accounting and finance, sales, and payroll and benefits. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the Plateau Acquisition. The charges taken after the Plateau Acquisition are expected to be significant, although the timing of such charges is uncertain at present.
We may be unable to integrate successfully our incumbent business and Plateau’s business and realize the anticipated benefits of the Plateau Acquisition.
The Plateau Acquisition combined several companies, that previously operated as private companies, with Sterling, which is a public company. We will be required to devote significant management attention and resources to integrating the business practices and operations of Plateau with the Company. Potential difficulties we may encounter in the integration process include the following:

•	lost sales and customers as a result of certain customers of the Company or Plateau deciding to terminate or reduce their business with the Company or Plateau following the Plateau Acquisition;

•	the complexities of combining multiple companies with different histories, regulatory restrictions, operating structures and markets, including geographic location and operating geography;

•	the failure to retain key employees of the Company or Plateau;

•	potential unknown liabilities and unforeseen increased expenses associated with the Plateau Acquisition; and

•	performance shortfalls at the Company or Plateau as a result of the diversion of management’s attention caused by completing the Plateau Acquisition and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Plateau Acquisition, or could otherwise adversely affect our business and financial results.
We may be unable to retain key employees.
Our success following the Plateau Acquisition will depend in part upon our ability to retain key employees of the Company and Plateau. Key employees may depart because of issues relating to uncertainty, changes in workplace responsibilities or demands, or difficulty of integration. Accordingly, we cannot assure you that we will be able to retain key employees to the same extent as in the past.

In connection with the Plateau Acquisition, we incurred a substantial amount of indebtedness, and the agreements governing such indebtedness contain various covenants and other provisions that impose restrictions on our ability to operate.
As a result of borrowing funds for the Plateau Acquisition, we are more indebted. This could have material adverse consequences for us.
The Credit Agreement governing the indebtedness incurred by us in connection with the Plateau Acquisition contains certain subsidiary guarantees, which are secured by a first priority security interest in substantially all assets directly owned by such subsidiaries and us, subject to certain exceptions and limitations. The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, or merge or consolidate with any other person, among various other things. In addition, the Credit Agreement contains financial covenants that require us and certain of our subsidiaries to maintain certain financial ratios. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. The Credit Agreement also contains a cross-default provision. This provision could have a wider impact on liquidity than might otherwise arise from a default of a single debt instrument.
Except as described above, there have been no material changes to our risk factors during the nine-month period ended September 30, 2019. For additional information on risk factors, refer to Part I, Item 1.A. “Risk Factors” of our 2018 Form 10-K.
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
2.1 (1)
Equity Purchase Agreement, dated as of August 13, 2019, by and among Greg K. Rogers, Philip P. Travis, as trustee of the Lorin L. Rogers 2018 Trust, Kimberlin Rogers 2018 Trust, Gregory K. Rogers 2018 Trust and Mary K. Rogers 2018 Trust, LK Gregory Construction, Inc., Plateau Excavation, Inc., and DeWitt Excavation, LLC (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on August 16, 2019 (SEC File No. 1-31993)).

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

10.1 (1)
Credit Agreement, dated as of October 2, 2019, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto, BMO Harris Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on October 2, 2019 (SEC File No. 1-31993)).

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

STERLING CONSTRUCTION COMPANY, INC.

Date: November 5, 2019	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer